Form 10KSB
period 1997-12-31
TENGASCO INC
filed 1998-04-15
CIK 1001614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB

(Mark one)

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
_____________.

                          Commission File No. 0-20975

                                TENGASCO, INC.
                (Name of small business issuer in its charter)

         Tennessee                                                   87-0267438
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  603 Main Avenue, Knoxville, Tennessee 37902
              (Address of Principal Executive Offices) (Zip Code)

       Issuer's telephone number, including area code: (423) 523-1124.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $0



         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on April 6, 1998 of $9.38):
$33,809,141.

         State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 6 , 1998): 7,284,801

         Documents Incorporated By Reference: None.

         Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

ITEM 1.  BUSINESS.

Business Development.

         The Company is in the business of exploring for and producing oil and gas in Tennessee and Kansas and marketing gas in Tennessee produced by others. The Company's activities in the oil and gas business did not commence until May 2, 1995. As of December 31, 1997, it had no producing properties. However, it had drilled 5 wells in the Swan Creek field in Tennessee all of which had commercial quantities of gas. Two additional wells in that field have since been completed. The Company has now completed construction of its pipeline which it anticipates will be connected to its wells by April 15, 1998 at which time it expects to commence production and sale of gas.

         Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 30,000 acres of leases in the vicinity of Hayes, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 are 273 wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. Interest on the debt is at 9% and is payable in 23 installments of $79,500 plus a final payment of approximately $984,000 in February, 2000.

         The Company was initially organized under the laws of the State of Utah on April 18, 1916, under the name "Gold Deposit Mining & Milling Company." The Company was formed for the purpose of mining, reducing and smelting mineral ores.

         The Company's Articles of Incorporation were amended on April 12, 1966, by unanimous vote of the shareholders, to provide that the Company shall have a perpetual existence.

         On November 10, 1972, the Company conveyed to an unaffiliated entity substantially all of the Company's assets at that time, and the Company ceased all business operations.

         On July 12, 1984, the Company's Articles of Incorporation were again amended to: (i) authorize it to engage in any business or enterprise deemed to be beneficial to the Company; (ii) increase the authorized capital of the Company from 1,000,000 shares to 50,000,000 shares of common stock (which allowed the Company to issue the "unregistered" and "restricted" shares referred to in the preceding paragraph); (iii) reduce the par value of its common stock from $0.10 to $0.001; (iv) provide that fully-paid stock shall not be liable for any further call or assessment; and (v) provide that stockholders shall not have preemptive rights to acquire unissued shares. There were 980,778 outstanding voting securities of the Company on the date of the adoption of this amendment by the stockholders of the Company, and 696,146 shares were voted in favor of these amendments with none opposing and none abstaining.

         From approximately 1983 to 1991, the operations of the Company were limited to seeking out the acquisition of assets, property or businesses.

         In contemplation of completing a "reverse" reorganization with Onasco Biotechnologies, Inc. ("Onasco Texas"), the stockholders of the Company adopted, ratified and approved the following amendments to the Company's Articles of Incorporation: (i) a forward split of the then outstanding 2,480,778 shares of common stock of the Company on a basis of 2.015496 for one, resulting in 5,000,000 post-split shares being outstanding, and retaining the par value at $0.001 per share, with the appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company; and (ii) a change of the Company's name to "Onasco Companies, Inc." These amendments were subject to the completion of the contemplated reorganization.

         The Company entered into an Agreement and Plan of Reorganization with Onasco Texas and all of its stockholders on December 17, 1991 (the "Onasco Plan"). Pursuant to the Onasco Plan, the Company acquired all of the issued and outstanding shares of common stock of Onasco Texas in consideration of the Company's issuance of an aggregate total of 15,000,000 post-split "unregistered" and "restricted" shares of its $0.001 par value common stock to the stockholders of Onasco Texas, pro rata, in accordance with their respective interests in Onasco Texas.

         The Onasco Plan was effective as of December 18, 1991, the date on which the aforesaid Articles of Amendment respecting the reorganization with Onasco Texas were filed with the Department of Commerce of the State of Utah. There were 2,480,778 outstanding voting securities of the Company on the date of the adoption of this amendment by the stockholders of the Company, and 1,339,146 shares were voted in favor of these amendments with none opposing and none abstaining.

         Onasco Texas, which became a wholly owned subsidiary of the Company following the completion of the Onasco Plan, was organized under the laws of the State of Texas on October 17, 1991. The Company carried on the business operations previously conducted by Onasco Texas, which consisted of the development of diagnostic kits to screen for the presence of Type D retrovirus in humans and monkeys and a putative, synthetic vaccine against such viruses. These operations, which primarily involved research and development activities, proved unsuccessful and were discontinued in June, 1994, and

Onasco Texas was dissolved by resolution of the Board of Directors on or about April 10, 1995. The dissolution did not involve any bankruptcy or similar proceeding.

         In accordance with the Utah Revised Business Corporation Law, which became effective in 1991, on September 11, 1992, the Company's Articles of Incorporation were further amended (i) to authorize the stockholders of the Company to take any action without a meeting, that could have been taken at a meeting of the stockholders, if consents are signed by stockholders holding at least the number of shares that would be necessary to take the action at a meeting (this action was not possible under prior law); and (ii) to provide for the reclassification of each outstanding share of its common stock to become one-twentieth of one share of new common stock (designated "Reconstituted Common Stock"), effective September 15, 1992, with no fractional shares being created and no stockholder to hold less than one share, and with no change in the par value or the authorized capital. The net effect of this reclassification was a one share for twenty reverse split of the outstanding shares of common stock. There were 20,259,987 outstanding voting securities of the Company on the date of the adoption of this amendment by the stockholders of the Company, and 14,800,000 shares were voted in favor of these amendments with none opposing and none abstaining; the outstanding voting securities of the Company were reduced to 1,012,999 shares as a result of the reverse split.

         In connection with a change in control of the Company in the summer of 1994, Duane S. Jenson and his son, Jeffrey D. Jenson, purchased 697,500 shares of the Company's common stock, constituting approximately 67% of the then outstanding voting securities of the Company, from Dr. Robert C. Bohannon, Ph.D. and his family, in consideration of the sum of $10,000. Dr. Bohannon was formerly the principal stockholder of Onasco Texas, and had served as the President, CEO, Vice President and a director of the Company since the completion of the Onasco Plan. Dr. Bohannon resigned these positions with the Company, effective June 13, 1994, compromised a debt of the Company to him for past services rendered to the Company prior to the change in control, and designated Jeffrey D. Jenson to serve as President, CEO, Secretary/Treasurer and a director of the Company. At the time of the change of control, Dr. Bohannon was the sole director and executive officer of the Company. The remaining 33% of the Company's stock was held by original public shareholders. Subsequent to the change in control, Dr. Bohannon did not perform any services for the Company. Prior to the change in control, no director of the Company received compensation in excess of $100,000 per annum.

         At a special meeting of stockholders held on April 28, 1995, the Company's stockholders voted:

         (i) to approve the execution of an agreement (the "Purchase Agreement") pursuant to which the Company would acquire certain oil and gas leases, equipment, securities and vehicles owned by Industrial Resources Corporation ("IRC"), a Kentucky corporation, in consideration of the issuance of 4,000,000 post-split (as described below) "unregistered" and "restricted" shares of the Company's common stock;

         (ii) to amend the Articles of Incorporation of the Company to effect a reverse split of the Company's outstanding $0.001 par value common stock on a basis of one share for two, retaining the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company;

         (iii) to change the name of the Company to "Tengasco, Inc."; and

         (iv) to change the domicile of the Company from the State of Utah to the State of Tennessee by merging the Company into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.

         The Purchase Agreement was duly executed by the Company and IRC, effective May 2, 1995. The reverse split, name change and change of domicile became effective on May 4, 1995, the date on which duly executed Articles of Merger effecting these changes were filed with the Secretary of State of the State of Tennessee; a certified copy of the Articles of Merger from the State of Tennessee was filed with the Department of Commerce of the State of Utah on May 5, 1995. Unless otherwise noted, all subsequent computations herein retroactively reflect this one for two reverse split and all other reverse splits outlined above under this caption. There were 1,037,650 outstanding voting securities of the Company on the date of the adoption of the amendments by the stockholders of the Company, and 801,383 shares were voted in favor of the amendments with none opposing and none abstaining.


General.

         In connection with the Purchase Agreement, the Company acquired from IRC the following properties:

              (i) a 100% working interest in 41 oil and gas leases on a total of 8,058 acres, more or less, and a 25% working interest on one lease of 462 acres, more or less, located in Clay County, Kentucky (collectively, the "Beech Creek Leases"). Each of these leases provides for a landowner royalty of 12.5% of the oil produced and saved from the leased premises or, at the lessee's option, to pay the market price for such 12.5% royalty. The leases also provide for a landowner royalty equal to 12.5% of the market price at the well of the gas sold or used off the premises, except for injection for secondary recovery of oil. The lessors are also entitled to free gas for all stoves and inside lights in the principal dwelling house on the leased properties by making connection to the well or wells at their own expense and risk. The Beech Creek Leases are also subject to overriding royalties ranging from 1.25% to 5%.


              (ii) a 100% working interest in 5 oil and gas leases on a total of 741 acres, more or less, located in Clay County, Kentucky (collectively, the "Wildcat Leases"). Each of these leases is subject to a 12.5% landowner royalty, on the same terms as the Beech Creek Leases, and a 3.125% overriding royalty.

              (iii) a 100% working interest in six oil and gas leases on a total of 744 acres, more or less, located in Clay County, Kentucky (collectively, the "Burning Springs Leases"). Each of these leases is subject to a 12.5% landowner royalty, on the same terms as the Beech Creek Leases and the Wildcat Leases, and overriding royalties ranging from 3.125% to 7.5%.

              (iv) a 100% working interest in nine oil and gas leases on a total of 2,121 acres, more or less, located in Fentress County, Tennessee (collectively, the "Fentress County Leases"). Each of these leases is subject to a 12.5% landowner royalty, on the same terms as the above referenced leases, and a 19% overriding royalty; and a 25% overriding royalty on one existing well. Section 60-1-301 of the Tennessee Code provides for a severance tax of 3% on all gas and oil removed from the ground in Tennessee.

         The initial term of each of the above referenced leases ranges from one year to four years, with each lease to remain in effect thereafter for as long as (i) oil, gas, casing-head gas or casing-head gasoline is being produced on the leased premises, (ii) the Company has drilled a producing well and shut-in royalty is paid for the right to inject, store and remove gas, or
(iii) the Company commences drilling another well or paying rentals within one year of drilling a dry hole on the leased premises.

         For those leases that are subject to a rental requirement, the obligation to pay rent arises only when no well is in production on the leased premises. Rent may be paid annually or quarterly, and once it has been paid, the Company has the right to defer the commencement of a well for the period for which the rent was paid. Rent amounts vary from $1 to $5 per acre per year, with certain leases providing for a flat rental payment of $1500.

         The Beech Creek Leases contain four wells. These four wells have been tested and management believes they are capable of producing gas in paying quantities. Flow lines have been laid to connect these wells to the gas transmission system of Wiser Oil Co., however, the wells are not presently in production.

         The Wildcat Leases have no wells at this time. The Company intends to evaluate the potential of this lease block in 1998 and to schedule promising locations for future drilling. Wiser Oil Company and Somerset Gas, two of the oil purchasers in the area, have lines running on or adjacent to the lease block.


         The Burning Springs Leases contain a total of 8 gas wells, all of which are shut-in (originally these leases contained 11 gas wells, all of which were shut-in; on November 3, 1997 the Company re-leased back three of the wells to the lessors). Several of the wells were in production in 1996 and were hooked up to a nearby Southern Gas Company transport line. At present, the wells are not producing since the compressors and related equipment have been moved to the Swan Creek leases where, it is anticipated, the wells will be more profitable. The Company intends to evaluate the wells that are listed as shut-in for possible workover or deepening potential; after the evaluation, they will be either reworked or plugged.

         The Fentress County Leases currently have one well, which is shut-in. The well will require additional work to initiate production.

         Following the completion of the Purchase Agreement, the Company acquired a 100% working interest in 210 oil and gas leases on a total of 30,367 acres more or less, located in Hancock, Claiborne County, Tennessee (collectively, the "Swan Creek Leases"). Each of these leases provides for a landowner royalty of 12.5%, leaving the Company a net royalty interest of 87.5% in each lease.

         The term of these leases is similar to the terms set forth above with respect to the leases acquired from IRC.

         There are seven existing wells on the Swan Creek Leases. All of these wells have been completed and will be available for production as soon as they are connected to the Company's pipeline which has recently been completed. It is anticipated that these wells will be connected to the pipeline by April 15, 1998. The first two wells have recently tested at 4.8 million cubic feet and
1.2 million cubic feet, respectively, of gas per day.

         The Company also acquired a 100% working interest in four oil and gas leases on a total of 1,003.19 acres, more or less, located in Lauderdale County, Alabama (collectively, the "Alabama Leases"). Each of these leases provides for a landowner royalty of 12.5%, leaving the Company a net royalty interest of 87.5% in each lease.

         The Alabama Leases have no existing wells. These leases will be designated for wildcat purposes and there is no immediate plan to acquire additional leases in the area or to begin an exploration program.

         The term of these leases is similar to the terms described above with respect to the leases acquired from IRC.

         For those leases that are subject to a rental requirement, the obligation to pay rent arises only when no well is in production on the leased premises. Rent may be paid annually or quarterly, and once it has been paid, the Company has the right to defer the commencement of a well for the period for which the rent was paid. Rent amounts are $1 per acre per year.

         Substantial additional evaluation and remedial work will be necessary in order to determine whether most of the Company's wells will be able to produce oil and gas in paying quantities and to make them produce in such quantities. The Company's ability to perform these operations will depend to a great degree on its ability to raise sufficient funding to develop its leases, as to which no assurance can be given. Nor can any assurance be given that if the Company is able to obtain such funding, it will be able to produce oil and gas in profitable quantities.

Principal Products or Services and Markets

         The Company will conduct exploration and production activities to produce crude oil and natural gas. The principal markets for these commodities are local refining companies, major natural gas transmission pipeline companies, local utilities and private industry end users, which purchase the crude oil, and natural gas pipeline companies, which purchase the gas. There are currently two gas transmission lines that run through the Beech Creek Leases; these lines can be accessed to sell gas produced from the leases. There are two more transmission lines within approximately two miles of these leases.

         In Hancock County, gas production from the Swan Creek Leases will be delivered to the Hawkins County Gas Utility with which the Company has contracted to deliver 4,000 Mcf of gas per day. The Company has recently completed a pipeline to the Hawkins County Gas Utility. It is expected that the Company's wells in the Swan Creek Leases will be connected to this pipeline by April 15, 1998. The pipeline is approximately 23 miles long and is made of 8 inch steel pipe. The cost of the pipeline to date has been approximately $3,400,000. The Company has acquired all necessary regulatory approvals and 100% of necessary property rights for the pipeline. The Company's pipeline will not only service the Company's wells, but, will provide transportation of gas for small independent producers in the local area as well. It is anticipated that direct sales could also be made to some local towns and industries. No assurance can be given that the Company will be able to produce a sufficient quantity of crude oil or natural gas to make these operations profitable.

         Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 30,000 of acres of leases in the vicinity of Hayes, Kansas (the "Kansas Properties"). The Kansas Properties are located in the middle of the State approximately 180 miles from Wichita and 260 miles due west from Kansas City. Included in the acquisition which closed on March 5, 1998 are 273 wells, of which 149 are producing oil wells and 59 are producing gas wells and a related 50 mile pipeline and gathering system through which natural gas from the Kansas Properties is delivered to

Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hayes. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is Farmland Industries in Neodosha, Kansas. There is a limited market in the area and the only other purchaser of crude oil is Koch Oil.

         Historically, the Kansas Properties have produced approximately $3.4 million in net annual revenues. However, the first quarter of 1998 revenues have been lower that in the prior two years as a result of lower oil and gas prices. The Company expects to increase current production by reworking certain existing wells at a projected cost of $1.4 million. The Company's ability to rework existing wells and/or drill additional wells in the Kansas Properties is, however, dependent on it obtaining additional debt or equity financing.

         At the present time, the Company has no immediate plans to drill any new wells in Kansas. However, that is subject to change upon further investigation of the area by the Company's geologists and engineers.

Reserve Analyses

         Coburn Petroleum Engineering of Tulsa, Oklahoma, has performed reserve analyses of all the Company=s productive leases (with the exception of the wells acquired from AFG). R. W. Coburn, a registered petroleum engineer, and the owner of Coburn Petroleum Engineering, has no interest in the Company or IRC, and performed these services at his standard rate ($90 per hour was billed and paid for these reports). The net reserve values used hereafter were obtained from a report dated February 18, 1998 prepared by Coburn Petroleum Engineering. In substance, the report, used estimates of oil and gas reserves based upon standard petroleum engineering methods which include decline curve analysis, volummetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Coburn Petroleum Engineering. According to the report of Coburn Petroleum Engineering, discounting the net reserve values by 10%, before taxes, results in a present value of $27,809,084 for the Swan Creek Field and $1,378,718 for the Beech Creek Leases.

         Columbia Engineering based in Oklahoma City, Oklahoma, has performed a reserve analysis of the Kansas Properties. David F. Yard, a registered petroleum engineer is the principal of Columbia Engineering. Neither Columbia Engineering or Mr. Yard has an interest in the Company or IRC and Mr. Yard performed these services at his standard rate of $75 per hour. The net reserve values used hereafter were obtained from a report dated March 2, 1998.

According to the report of Columbia Engineering, discounting the net reserve values by 10%, before taxes, results in a present value of $10,351,389 for the Kansas Properties.

         Reserve analyses are at best speculative, especially when based upon limited production; no assurance can be given that the reserves attributed to these leases exist or will be economically recoverable.

         It is standard in the industry for reserve analyses such as these to be used as a basis for financing of drilling costs.

Distribution Methods of Products or Services

         Crude oil is normally distributed in this area by tank truck and natural gas is distributed and transported via pipeline. Gas purchasers in the area include Delta Natural Gas Company, Inc., Wiser Oil Company, Southern Gas Company of Delaware, Inc., Somerset Gas and East Tennessee Natural Gas. Delta and Wiser operate a gas gathering system that runs through the center of the Company's Beech Creek leases. The existing Beech Creek wells have been tied into the Wiser Oil Company system in anticipation of future production. The Burning Springs wells are connected to Southern Gas Company's gathering system.

         Should the Company decide to use transmission lines owned by other businesses, it will have to negotiate the prices to be paid with the owner of that transmission line, provided capacity is available. There can be no assurance that prices can be negotiated which will enable the Company to sell its products profitably.

         Oil from the Fentress County Leases will be stored in a tank battery consisting of two 210 barrel tanks while awaiting shipment by tank truck.

         Gas production from the Swan Creek Leases will be delivered to the Hawkins County Gas Utility through the Company's recently completed pipeline.

         The Company has no farmout agreements with any entity.

         Effective December 31, 1997, the Company acquired all of the assets of AFG which included 149 producing oil wells and 59 producing gas wells in the vicinity of Hayes, Kansas (the "Kansas Properties") and a gathering system including 50 miles of pipeline. Pursuant to the acquisition agreement, the Company is entitled to all income from the Kansas Properties effective January 1, 1998. The aggregate production for the Kansas Properties at present is approximately 28,400 mcf of gas per month and 15,000 barrels of oil per month. Revenues for the Kansas Wells for the first quarter of 1998 was approximately $660,000.


Status of Any Publicly Announced New Product or Service

         The Company is actively seeking purchasers for gas to be provided by Enserch Energy Services, Inc. ("Enserch") pursuant to its publicly announced contract with Enserch. See - Item 6, "Management's Discussion and Analysis or Plan of Operation" - "Other Significant Plans".

         In March 1997, the Company signed a teaming agreement with Operations Management International ("OMI") to operate, as a subcontractor, the steam generating facilities at the East Tennessee Technology Park ("ETTP") in Oak Ridge, Tennessee. This is the site of the original Manhattan Project that has been privatized by the United States Department of Energy ("DOE") and currently produces enriched uranium for commercial and military use. OMI is a subsidiary of CH2M Hill, Ltd., an international engineering and operations company.

         Engineering studies indicate the Company may be able to earn a net profit of approximately $300,000 per year from this operation. In March 1998, OMI signed a contract with DOE to manage the ETTP. At the same time, the Company signed a transition agreement with OMI to take over steam services at this factory facility in April 1998. During this transition period, OMI will reimburse the Company for costs incurred with the transition. The Company's future plans call for investing approximately $7,000,000 in steam operating turbines to convert this facility to an electric co-generation operation. Electricity produced would be sold locally to the ETTP or the Tennessee Valley Authority. The Company has not as of this time arranged financing for this co-generation equipment. No assurances can be given that the Company will be able to procure such financing.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

         The Company's contemplated oil and gas exploration activities in the States of Kentucky, Tennessee and Kansas will be undertaken in a highly competitive and speculative business atmosphere. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies located in the State of Kentucky and elsewhere, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company=s initial competitive position in the oil and gas industry will be significant.

         At the local level, the Company has only two competitors in the area of its acreage blocks in the State of Kentucky, who are: Equitable Resources and Ashland Oil. Its principal competitors in the State of Tennessee are Ashland Oil and Miller Services; and in the State of Alabama are Engineering Development Corp. and Torch Operating Co. In the area of the Company's pipeline, the Company is in a favorable position since it will own the only pipeline within a 20 mile radius. Within that area, the Company owns leases on approximately 30,367 acres. In addition, remaining landowners will find it difficult to deal with any other oil and gas companies since such companies will not have access to a pipeline.

         There are numerous producers in the are of the Kansas Properties. Some are larger and some smaller than the Kansas Properties. However, management expects that it will be able to sell all the gas and oil the Kansas properties produce.

         Management does not foresee any difficulties in procuring drilling rigs or the manpower to run them in the area of its operations. The experience of management has been that in most instances, drilling rigs have only a one or two day waiting period; however, several factors, including increased competition in the area, may limit the availability of drilling rigs, rig operators and related personnel and/or equipment; such an event may have a significant adverse impact on the profitability of the Company's operations.

         The Company anticipates no difficulty in procuring well drilling permits which are obtained from the Tennessee Oil and Gas Board. They are usually issued within one week of application. The Company generally does not apply for a permit until it is actually ready to commence drilling operations. The Company presently has five well drilling permits for use anywhere in Tennessee.

         The prices of the Company's products are controlled by the world oil market and the United States natural gas market; thus, competitive pricing behaviors are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Management believes that the Company is well-positioned in these areas because of the transmission lines that run through and adjacent to the properties it leases and because it holds relatively large acreage blocks in what management believes are promising areas.

Sources and Availability of Raw Materials and Names of Principal Suppliers

         Excluding the development of oil and gas reserves and the production of oil and gas, the Company's operations are not dependent on the acquisition of any raw materials. See, "Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition".

Dependence on One or a Few Major Customers

         The Company will be dependent on local purchasers of hydrocarbons in the areas where the Swan Creek Leases are located for sales of its products. The five purchasers in the areas of the Company's operations are Wiser, Southern, Delta, Somerset and East Tennessee Natural Gas. The only customers with which the Company has a written contract are Hawkins County Utilities and Powell Valley Electric Cooperative. Those entities have agreed to purchase gas from the Company's Hancock County fields upon completion of the pipeline. It is anticipated that sales to Hawkins County Utilities will amount to approximately 4,000 MCF per day. Sales to Powell Valley Electric Cooperative are to be determined at a future date.

         Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil from the Kansas Properties is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hayes. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is Farmland Industries in Neodosha. There is a limited market in the area and the only other purchaser of crude oil is Koch Oil. The Company, however, anticipates that it will be able to sell all of the oil and gas produced from the Kansas Properties.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

         Royalty agreements relating to oil and gas production are standard in the industry. The amount of the Company's royalty payments varies from lease to lease. See, "Business" - ""General".

Need for Governmental Approval of Principal Products or Services

         None of the principal products or services offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. See, "Effect of Existing or Probable Governmental Regulations on Business".

Effect of Existing or Probable Governmental Regulations on Business

         Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The cost of compliance with this environmental regulation is approximately $10,000 per well.

         The State of Kentucky also requires oil and gas drillers to obtain a permit for their activities and to post with the Division of Oil and Gas of the Kentucky Department of Minerals and Mines (the "Kentucky Division") a bond to ensure that each well is properly plugged when it is abandoned. These bonds are based on $1 per foot, Each of the Kentucky wells has a $5,000 bond which was originally posted by IRC and remains in place. The Kentucky Division will retain the bond until the subject wells are plugged.

         The State of Tennessee also requires the posting of a bond to ensure that the Company's wells are properly plugged when abandoned. A separate $2,000 bond is required for each well drilled. The Company currently has a $10,000 bond on deposit with the State of Tennessee. See, "Description of Property,"- "Disclosure of Oil and Gas Operations".

         The State of Alabama also requires the posting of a bond to ensure that the Company's wells are properly plugged when abandoned. A single-well bond, which varies between $5,000 and $50,000, depending upon well depth, or a blanket bond of $100,000, may be obtained for wells drilled on-shore. At the present time, the Company does not have plans to drill any wells in the State of Alabama.

         As part of the Company's purchase of the Kansas Properties it acquired a statewide permit to drill in Kansas, such permits being applied for and issued within one-two weeks prior to drilling. At the present time, the State of Kansas does not require the posting of a bond either for permitting or to insure that the Company's wells are properly plugged when abandoned. All of the wells in the Kansas Properties have all permits required and are in compliance with the laws of the State of Kansas.

         The Company's operations are also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose the Company to liability for the conduct of operations or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on the Company's operations. In addition, the Company's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

         The Company believes it is presently in compliance with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations.


         At Board of Directors' meetings held June 6 and 7, 1995, the Board of Directors adopted resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan has been adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office and the home telephone numbers of key personnel. A list will be maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

         The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current and future operations.

Research and Development

         The Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of running radiometric surveys on the lease blocks and conducting geological research on the surface. This work will fall under the job description of the geologist to be hired for these activities and will not have a material cost of anything more than his or her standard salary. See, "Number of Total Employees and Number of Full-Time Employees".

Number of Total Employees and Number of Full-Time Employees

         The Company presently has thirty-one fulltime employees and no part-time employees. When it commences its full-scale oil and gas operations, the Company plans to add additional full-time employees, exclusive of executive officers.

         The Company has hired a full-time geologist at a salary of $40,000 per year. His duties for the Company include: surface and sub-surface geology, log correlation, surface and sub-surface mapping, field--research (i.e., radiometric, gravity, magnetic and geochemical research) and well-site geology.


ITEM 2.  DESCRIPTION OF PROPERTY

Property Location, Facilities, Size and Nature of Ownership


         The Company holds oil and gas leases on the following properties located near Manchester, Kentucky: (i) 8,058 acres in the Beech Creek Leases;
(ii) 744 acres in the Wildcat Leases; and (iii) 741 acres in the Burning Springs Leases. The Company also holds leases on 2,121 acres in Fentress County, Tennessee, near Jamestown. There are currently two producing wells on the Tennessee acreage, only one of which is owned by the Company. Additionally, the Company holds leases on 30,363 acres in Hancock County, Tennessee, and 1,003.19 acres in Lauderdale County, Alabama. The initial terms of these leases varies from one to four years. Many of them can be extended at the option of the Company by payment of annual rent. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing those leases, particularly in Hancock County, since the Company's pipeline will be the only means available to landowners in that area to sell any gas produced from wells on their property. See, Item 1, "Business" "Description of Business".

         The Beech Creek Leases provide for a landowner royalty of 12.5% of the oil produced and saved from the leased premises or, at the lessee's option, to pay the market price for such 12.5% royalty. The leases also provide for a landowner royalty equal to 12.5% of the market price at the well of the gas sold or used off the premises, except for injection for secondary recovery of oil. The lessors are also entitled to free gas for all stoves and inside lights in the principal dwelling house on the leased properties by making connection to the well or wells at their own expense and risk. The Beech Creek Leases are also subject to overriding royalties ranging from 1.25% to 5%.

         The Wildcat Leases provide for a 12.5% landowner royalty, on the same terms as the Beech Creek Leases, and a 3.125% overriding royalty.

         The Burning Springs Leases are subject to a 12.5% landowner royalty, on the same terms as the Beech Creek Leases and the Wildcat Leases, and overriding royalties ranging from 3.125% to 7.5%.

         The Fentress County Leases are subject to a 12.5% landowner royalty, on the same terms as the above referenced leases, and a 19% overriding royalty; and a 25% overriding royalty on one existing well. Section 60-1-301 of the Tennessee Code provides for a severance tax of 3% on all gas and oil removed from the ground in Tennessee.

         The Company leases its principal executive offices, consisting of approximately 4,731 square feet located at 603 Main Avenue, Suite 500, Knoxville, Tennessee, at a monthly rent of $3,942.50.

         In addition, the Company has drilling equipment and vehicles which it acquired from IRC. All of this equipment is in satisfactory operating condition. The securities which the Company acquired from IRC were sold during 1996 for $250,000.

         Effective December 31, 1997, the Company acquired from AFG, a private company, approximately 30,000 of acres of leases in the vicinity of Hayes, Kansas. Included in the acquisition which closed on March 5, 1998 were 273 wells of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. Interest on the debt is at 9% and is payable in 23 installments of $79,500 plus a final payment of approximately $984,000 in February 2000.

Disclosure of Oil and Gas Operations

         On May 2, 1995, upon the execution of the Purchase Agreement with IRC, the Company acquired the rights to certain oil and gas leases in the State of Kentucky (the "Beech Creek Leases," "Wildcat Leases" and "Burning Springs Leases") and the State of Tennessee (then "Fentress County Leases"). Subsequently, the Company also acquired additional acreage in Tennessee (the "Swan Creek Leases") and in Alabama (the "Alabama Leases"). See, Item 1, "Business" - "General" and "Business Development".

         The Company was not engaged in the business of oil and gas exploration and development prior to the date of the IRC Purchase Agreement. IRC, the entity from which the Company acquired certain of these properties, drilled four wells on the Beech Creek Leases in the past three years. All of these wells are capable of producing gas in paying quantities, according to tests run on the wells. IRC also drilled a well on one of the Fentress County Leases; this well is currently shut in and awaiting a workover.

         Eight wells on the Burning Springs leases are currently shut-in. There are seven completed wells on the Swan Creek leases, the Reed #1 and the Sutton #1, which proved the structure in the early 1980s. Two of these wells have recently tested at 4,800,000 and 1,200,000 cubic feet of gas per day. Development of the Swan Creek Field will require connection to the Company's recently completed pipeline to deliver gas to a transmission company with the tie-in point being located approximately 23 miles away from the field. The pipeline was completed in March 1998.

         Tests to date on the completed wells on the Swan Creek leases indicate substantial potential for future deliverability. Based upon engineering reports, management believes that the wells drilled to date have a life expectancy of approximately 37 years on a declining basis.


         In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The aggregate production form the Kansas Properties is approximately 28,400 mcf of gas and 15,000 barrels of oil per month. Historically, the Kansas Properties have produced approximately $3.4 million in net annual revenues. However, revenues from the Kansas Properties for the first quarter of 1998 were approximately $660,000 which is lower that in the prior two years as a result of lower oil and gas prices. The Company expects to increase current production by reworking certain existing wells at a projected cost of $1.4 million. The Company's ability to rework existing wells and/or drill additional wells in the Kansas Properties is, however, dependent on its obtaining additional debt or equity financing.

         The Company does not pay any taxes on its leased property and does not carry any insurance on the vacant land.

         The Alabama Leases have no existing wells. These leases are "wildcat" explorations and there is no immediate plan to acquire additional leases in the area or to begin an exploration program.

         No estimate of total, proved net oil or gas reserves has been filed with or included in reports to any federal authority since the beginning of the Company's last fiscal year.

         Except for its contract to deliver up to 4,000 mcf of gas per day to the Hawkins County Gas Utility, the Company is currently not a party to any contract or agreement obligating it to provide a fixed and determinable quantity of oil or gas in the future. However, the Company does anticipate entering into such contracts for delivery of gas and oil in 1998.


ITEM 3 - LEGAL PROCEEDINGS

         Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

         The Company is a defendant in an action commenced on March 18, 1997 in the Supreme Court of the State of New, New York County by a lender, Ulrich

Hocker, seeking the recovery of $250,000 based upon a promissory note. The plaintiff sought accelerated summary judgment by filing a motion without a complaint. The motion was denied and the plaintiff was given an opportunity to file a complaint which he did on November 10, 1997. The Company subsequently filed a motion to dismiss the complaint on the ground that the loan was usurious. On March 30, 1998, the Court issued an order denying the motion. Counsel has advised the Company that it believes the Court's decision was in error and that it will seek to reargue the motion. The Company has been advised by counsel that it has valid defenses to the claim.

         The Company filed an action in Chancery Court for Knox County, Tennessee on March 21, 1997 against that lender and two other lenders, Thieme Fonds and Wallington Investments, Ltd., as well as Theodore Scallan, the Company's former President, to invalidate warrants which were issued in connection with and as consideration for those loans. The warrants authorize the lenders to purchase common Stock of the Company at $5 per share or at lower prices depending upon the difference between $17 per share and the market price of the Company's stock at the time the warrants are exercised. Should the market value of the Company's stock drop low enough, the exercise price of the warrants would be so low that the holders of the warrants could theoretically acquire a controlling interest in the Company. It is the position of management that these warrants were never validly issued and are null and void because they were not properly authorized by the Company's Board of Directors. In addition, it is the position of the Company that fees paid to Heiko Thieme who represented all of the lenders and the warrants issued as consideration for the loan constituted usurious interest.

         In connection with the aforementioned loan transactions, the Company granted a mortgage to the lenders on all of its the then existing property. The existence of that mortgage has hindered the Company's efforts to obtain funding for the purpose of completing the pipeline and continuing drilling activities. The Company sought permission from the Court in Tennessee to substitute a bond in place of the mortgage. The Court refused the request because all of the defendants had not yet been served. All defendants have now been served and the Company intends to renew its request to file a bond. The Company has received a proposal from counsel for the defendants offering to release the mortgage if a bond in the amount of approximately $1,350,000 is filed. The Company is now attempting to arrange for the issuance of the bond.

         At the time the Company sought to obtain a release of the mortgage by filing a bond, it was important to obtain that release because the availability of additional necessary funds was conditioned upon a lender's ability to obtain a first mortgage on the leased property. Since that time, the Company has been able to obtain additional financing in an amount in excess of $6,307,201 by means of private placements of its common stock,

$582,222 as loans from IRC, Malcolm E. Ratliff and Tracmark and $310,000 pursuant to an arrangement with Shigemi Morita, a director of the Company and William E. Evans, as Trustee, to fund the drilling of additional wells on a loan participation basis.

         An action was commenced on March 5, 1996 in the Circuit Court of Hancock County, Tennessee by the Company and Paul H. Reed, a landowner from whom the Company had leased certain land, against

Eastern American Energy seeking a determination that a lease entered into more than ten years earlier between the landowner and Eastern American Energy had terminated. The Circuit Court held that, under Tennessee law, the lease had terminated because Eastern American Energy was not producing oil or gas. Eastern American Energy appealed to the Court of Appeals which affirmed the decision below in favor of the Company. The decision of the Circuit Court has been affirmed by the Supreme Court of Tennessee.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of the Company was held on March 13, 1997.

         (b) Joseph E. Armstrong, James B. Kreamer, William A. Moffett, Shigemi Morita and Allen Sweeny were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The Directors were elected by the shares present by proxy or in person at the meeting in the aggregate amount of 4,115,345 which at the time represented seventy three percent (73%) of the Company's outstanding and issued common stock. All of such shares present voted in favor of the election with none abstaining. No shares were voted in opposition to the election of the Directors.

         (c) Other resolutions voted upon and passed at the meeting were an amendment to Article II, Paragraph 2 of the Company's By-Laws changing the number of the Directors of the Company from seven to a minimum of three and a maximum of seven, the ratification of the appointment of BDO Seidman as independent certified public accountants of the Company, for 1997 and the ratification of the appointment of Boatmans Trust Company of St. Louis, Missouri as the Company's registrar and transfer agent. Subsequent to the meeting the Company has engaged Chase Mellon Shareholders Service, L.L.C. as its registrar and transfer agent. All of the 4,115,345 shares present at the meeting, in person or by proxy, voted in favor of these resolutions with none abstaining. No shares were voted in opposition to these resolutions.

         No other matters were voted on at the meeting.


         On September 4, 1997, James A. Gerding was added as a Director by the Company's Board of Directors to serve in that capacity until the next annual meeting of the Company's shareholders.

         At the annual meeting of the directors held March 13, 1997, immediately following the annual meeting of the stockholders, the following persons were elected as executive officers of the Company, to serve until the next annual meeting of the Board of Directors of the Company or until their successors are elected and qualified, or their prior resignations or terminations: Malcolm E. Ratliff, Chief Executive Officer. Mr. Ratliff subsequently resigned as Chief Executive Officer; Daniel G. Follmer, President and Chief Financial Officer; Robert M. Carter, Executive Vice-President; Wesley M. Baker, General Counsel; Elizabeth Wendlken, Secretary; and, Sheila F. Sloan, Treasurer.

         Mr. Follmer died on September 13, 1997 and Mr. Ratliff acted as interim President until March 13, 1998 when Robert C. Carter, who was the Company's Executive Vice-President was elected as President.


PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information

         The Company's common stock has been listed on the OTC Bulletin Board of the NASD since March 31, 1994 under the symbol TNGO.

         The range of high and low bid prices for shares of common stock of the Company during the fiscal years ended December 31, 1996 and 1997 are set forth below.

                                                  Bid

                                       High               Low
Fiscal Year Ended
    December 31, 1997

March 31, 1997                         17.25             10.00

June 30, 1997                          14.50             10.50

September 30, 1997                     13.50              8.25

December 31, 1997                      16.63              8.50



Fiscal Year Ended
    December 31, 1996

March 31, 1996                         11.00              7.625

June 30,1996                           14.50              5.50

September 30, 1996                     18.00              8.25

December 31, 1996                      18.50              9.50

         These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions.

Holders

         As of April 6, 1998, the number of shareholders of record of the Company's common stock was 482, and management believes that there are approximately 1,045 beneficial owners of the Company's common stock.

Dividends

         There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company intends to continue its 48 well drilling program on the Swan Creek leases. The existence of substantial deposits of hydrocarbons (oil and/or gas) in the Swan Creek structure (i.e. the rock formation beneath the surface) is confirmed by the following facts:

         The Swan Creek structure is located in an area known as the Eastern Overthrust Belt which is an area with numerous faults. A fault is an area where geologic plates overlap. The porous rock within such areas generally contains significant amounts of oil and/or gas. The Eastern Overthrust Belt is geologically similar to the Western Overthrust Belt located in the Rocky Mountains, where there are other oil and gas producing properties.

         The Company has successfully completed seven wells in this area, all of which have been flow tested by metering gas from the wells through one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi.

         The Company's plan of operations for the next twelve months calls for the drilling of 24 additional wells on the Swan Creek leases at a cost of approximately $250,000 per well (over a two to three year period approximately 50 additional wells are to be drilled).

         During the first quarter of 1998, the Company completed its pipeline in Tennessee which will enable it to sell gas from the Swan Creek leases sometime early in the second quarter of 1998. Additional costs of approximately $804,000 were incurred in the first quarter of 1998 to complete the pipeline.

         The Company is currently drilling two of the additional wells with funds advanced on a participation basis by a director and a third-party. This arrangement provides for the participants to receive 25% of income. Drilling is anticipated to be continued with additional funds provided on a similar participating basis until income from well production is sufficient to fund further drilling. To date, the Company has not drilled any dry wells. There can be no assurance, of course, that all of the funding necessary for the completion of the wells will become available.

         Effective December 31, 1997, the Company acquired from AFG, a private company, approximately 30,000 of acres of leases in the vicinity of Hayes, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 are 149 producing oil wells, 59 producing gas wells and a related 50 mile pipeline and gathering system. Historically, these oil and gas wells have produced approximately $3.4 million in net annual revenues. However, the first quarter of 1998 net revenues have been lower than in the prior two years as a result of lower oil and gas prices. The Company expects to increase current production by reworking certain existing wells at a projected cost of $1.4 million. The acquisition was for a total purchase price of approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. Interest on the debt is at 9% and is payable in 23 installments of $79,500 plus a final payment of approximately $984,000 in February 2000. The Company's ability to rework existing wells and/or drill additional wells is, however, dependent on it obtaining additional debt or equity financing.

         The Company's future plans include constructing two extensions to its pipelines in Tennessee so as to enable it to exploit other leases which are part of the Swan Creek leases. These extensions which will be approximately 40 miles in length will cost approximately $7.5 million. The Company's ability to expand its operations in this manner is dependent upon the success of the Company's drilling program. Moreover, no assurance can be given that the Company will be able to obtain the required rights of way to construct any such pipeline, and the pipeline currently under construction will only serve production from a portion of the Swan Creek Field.

         The Company does not presently have the funds needed to enable it to complete the extensions to its pipeline.

Other Significant Plans

         The Company also intends to actively pursue the gas marketing business on the Eastern seaboard. The Eastern seaboard, and Tennessee in particular, has numerous industrial end users of natural gas that are currently exposed to a limited number of gas suppliers. In this regard, the Company also anticipates income from the sale of gas pursuant to a marketing agreement with Enserch Energy Services, Inc. ("Enserch"), a major marketer of natural gas, pursuant to which the Company will receive 50% of the profits derived from the sale of natural gas in Tennessee and other Southeastern States. Enserch is a wholly owned subsidiary of Texas Utilities, Inc., a public company listed on the New York Stock Exchange engaged in the production and sale of hydrocarbons. It has a net worth of more than $2,000,000,000. To date, Enserch has not exploited the market in Tennessee and Southeastern United States.

         The Enserch agreement has a term of five years and will terminate May 31, 2002 and thereafter, will continue from year to year unless terminated.

         Exploitation of the other leases held by the Company is being placed on hold at the present time so that the Company can focus on the Swan Creek Leases and the Kansas Properties as a result of their higher economic attractiveness.

         In addition to an active drilling program and the Kansas Properties, the Company intends to continue strategically acquiring leases in promising areas in the States of Kentucky and Tennessee. No assurance can be given that the Company will be able to identify or acquire any such leases or that if it does acquire any such leases, they will be profitable.

         The Company has no plans, at present, to increase the number of its employees significantly.

         This plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Results of Operations


         During the year ended December 31, 1997, the Company had no revenues of as compared with revenues of $26,253 for the year ended December 31, 1996. The Company has shut in the wells which produced the gas in 1996 and has transferred some of the equipment to the Swan Creek leases in anticipation of the completion of its pipeline.

         Depletion, depreciation and amortization expense, which remained constant, was $79,267 in 1997 and $76,520 in 1996.


         A realized loss on sale of investments of $80,677 in 1997 was incurred as a result of the Company trading in natural gas future and option contracts during December 1997. The Company did not have any open positions in any derivative contracts at December 31, 1997. Trading in derivatives during the first quarter of 1998 has not resulted in any material realized or unrealized gains or losses for the Company.

         General and administrative expense increased by approximately $267,000 in 1997 primarily as the result of additional personnel at the Company's headquarters and the cost of travel and expense by management in an effort to raise funds through debt and equity financing.

         Interest expense also increased from $201,969 in 1996 to $1,691,754 in 1997 as the result of: (1) amortization of $1,100,000 in loan fees which were paid by the issuance of common stock and options; (2) amortization of the imputed value of stock warrants issued in connection with notes payable (the validity of these warrants is being contested by the Company. See, "Part I" - "Item 3 - Legal Proceedings"); (3) amortization of debt issuance costs relating to the pipeline financing which occurred in the fourth quarter of 1996; and, (4) increased amounts of debt financing during 1997.

         Public relations and legal and accounting expense increased by approximately $563,000 in 1997 as a result of costs incurred to promote the Company's common stock through several market makers, as well as significant costs for legal and accounting services related to the filings of Forms 10-SB and SB-2.

Liquidity

         The Company expects to earn a profit in 1998 as a result of its acquisition of the Kansas Properties and sales of natural gas to a local public utility through its new pipeline which should commence in April or May of 1998 upon connection of seven existing natural gas wells to the pipeline.

         During 1997, as in the prior year, revenues from operations were insufficient to fund the Company's operations. The Company's primary source of funds during this past year were from private placements of restricted common stock of the Company in the amount of approximately $6,307,000, obtaining short-term debt financing of approximately $1,000,000 from an individual, Neal Harding, and loans in the aggregate amount of $463,000 from related parties.

         The loan from Mr. Harding was used primarily for pipeline construction. Repayment of the loan from Mr. Harding was guaranteed by IRC, which also granted an option to Mr. Harding to purchase 300,000 shares of stock of the Company it owned at a price of $10 per share. One-half of that loan was repaid in January 1998 from existing cash revenues and Mr. Harding has agreed to extend payment of the balance of the loan until June 30, 1998.

         In 1997, IRC, Malcolm E. Ratliff and Tracmark, Inc., a subsidiary of IRC, advanced loans to the Company in the aggregate amount of $463,000. These loans, plus accrued interest, were satisfied by the issuance of 59,328 shares of the Company's common stock to IRC, 2,204 shares to Malcolm E. Ratliff and 24,552 shares to Tracmark, Inc.

         The Company is continuing to seek additional debt and or equity funding in order to complete additional wells, rework existing wells and extend its pipeline as described above.

         An additional $3,000,000 in cash which was on hand at December 31, 1997, was used as partial payment for the Kansas Properties.

         The Company has experienced losses totalling $4,176,876 and $1,761,064 for the years ended December 31, 1997 and 1996, respectively, and has a working capital deficit of $1,774,571 at December 31, 1997. (See, Report of Independent Certified Public Accountants included elsewhere in this report.) In addition, the Company completed its pipeline in Tennessee in the first quarter of 1998 at an additional cost of approximately $804,000. Management's plans include raising additional capital in order to pay for drilling additional oil and gas wells. In addition, beginning in January 1998, management expects the Company to incur positive cash flow from its acquisition of the Kansas Properties and in May 1998 from the Swan Creek leases and the use of its pipeline in Tennessee. It is anticipated that these revenues will be able to be used to pay the costs of drilling additional oil and gas wells. This is, however, a forward looking statement and is subject to many variables over which the Company has no control such as the price of oil and gas, competition, inflation, etc. Therefore, there can be no assurances that the revenues from the Kansas Properties and Swan Creek leases will be sufficient to pay the costs of drilling additional oil and gas wells.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for years beginning after

December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. This statements establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

Year 2000 Risks

         As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year 2000 issue, however, these costs could be significant.


ITEM 7   FINANCIAL STATEMENTS

         The financial statements and supplementary date commence on page F-1.

                                              Tengasco, Inc.


                                               Consolidated Financial Statements
                                          Years Ended December 31, 1997 and 1996

                                              Tengasco, Inc.

                                               Consolidated Financial Statements
                                          Years Ended December 31, 1997 and 1996

                                                         Tengasco, Inc.

                                                               Contents


   Report of Independent Certified Public Accountants            F-2


   Consolidated Financial Statements

      Balance sheets                                             F-3

      Statements of loss                                         F-4

      Statements of stockholders' equity                         F-5

      Statements of cash flows                                   F-6

      Notes to financial statements                              F-7-29

Report of Independent Certified Public Accountants


Board of Directors
 Tengasco, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. In addition, as of December 31, 1997, management estimates that additional costs of approximately $804,000 are required to complete its pipeline facilities under construction. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ BDO Seidman, LLP

                                BDO Seidman, LLP

Atlanta, Georgia
March 12, 1998

                                       F2


December 31,                                                                                 1997                1996
-----------------------------------------------------------------------------------------------------------------------
Assets (Note 8)

Current
   Cash and cash equivalents (including $25,000 restricted
     certificate of deposit in 1997) (Note 3)                                        $  4,451,274         $   146,554
   Accounts receivable                                                                          -               4,658
   Inventory (Note 3)                                                                     140,253                   -
   Prepaid expenses                                                                       270,939               7,463
-----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    4,862,466             158,675

Oil and gas properties, net (on the basis
   of full cost accounting) (Note 5)                                                    6,872,571           1,287,142

Pipeline facilities under construction, at cost (Note 6)                                2,596,967             887,315

Property and equipment, net (Notes 7 and 9)                                               302,146             203,244

Other                                                                                      10,661             190,845
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $14,644,811          $2,727,221
-----------------------------------------------------------------------------------------------------------------------

                                                          Tengasco, Inc.

                                             Consolidated Balance Sheets

December 31,                                                                                 1997                1996
-----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current

   Due to AFG Energy, Inc. (Note 3)                                                    $3,552,005          $        -
   Notes payable (Note 8)                                                               2,007,486             780,000
   Loans payable to affiliates (Note 4)                                                   252,398              48,190
   Current maturities of long-term debt (Note 9)                                           41,161              14,017
   Accounts payable - trade                                                               527,398             347,093
   Accrued liabilities                                                                    256,589              35,086
-----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               6,637,037           1,224,386

Due to AFG Energy, Inc. (Note 3)                                                        1,865,078                   -

Long term debt, less current maturities (Note 9)                                          141,215              47,828
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       8,643,330           1,272,214
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6, 8 and 10)

Stockholders' equity (Notes 8 and 10)
   Common stock, $.001 par value; 50,000,000 shares
     authorized                                                                             7,029               5,708
   Additional paid-in capital                                                          13,276,752           4,783,369
   Unamortized stock option awards                                                        (63,540)           (292,186)
   Accumulated deficit                                                                 (7,218,760)         (3,041,884)
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                              6,001,481           1,455,007
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $14,644,811          $2,727,221
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                       F3

                                                        Tengasco, Inc.

                                       Consolidated Statements of Loss

Years ended December 31,                                                                     1997                1996
-----------------------------------------------------------------------------------------------------------------------

Oil and gas revenues                                                                  $         -         $    26,253
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses

   Production costs and taxes                                                               3,748              17,138
   Depletion, depreciation and amortization                                                79,267              76,520
   General and administrative costs                                                     1,535,841           1,268,771
   Interest expense                                                                     1,691,754             201,969
   Public relations                                                                       395,292              34,575
   Legal and accounting                                                                   390,297             188,344
   Realized loss on sale of investments                                                    80,677                   -
-----------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                4,176,876           1,787,317
-----------------------------------------------------------------------------------------------------------------------

Net loss                                                                              $(4,176,876)        $(1,761,064)
-----------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share                                                   $(0.67)              $(0.32)
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                       F4

                                                         Tengasco, Inc.

                        Consolidated Statements of Stockholders' Equity


                                                                                           Unamortized
                                                   Common Stock             Additional           stock
                                             -------------------------         paid-in          option    Accumulated
                                                 Shares       Amount           capital          awards        deficit
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    5,229,300       $5,229       $ 2,425,185      $(130,208)    $(1,280,820)

   Common stock issued for exercised            327,079          327            90,792              -               -
     options

   Common stock issued for the
     extinguishment of debt                      65,569           66           638,823              -               -

   Common stock subscribed for the
     extinguishment of debt                      48,897           49           421,052              -               -

   Stock option awards                                -            -           225,000       (225,000)              -

   Amortization of stock option awards                -            -            -    -         63,022               -

   Common stock options granted to
     non-employees                                    -            -           371,864              -               -

   Common stock issued in private
     placements                                  36,982           37           280,653              -               -

   Stock warrants issued in connection
     with notes payable                               -            -           330,000              -               -

   Net loss for the year ended
     December 31, 1996                                -            -                 -              -      (1,761,064)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    5,707,827        5,708         4,783,369       (292,186)     (3,041,884)

   Common stock issued for exercised            345,414          345            94,645              -               -
     options

   Common stock issued for the
     extinguishment of debt (Note 4)             86,084           86           484,135              -               -

   Stock  option awards and amortization,             -            -          (175,069)       228,646               -
     net


   Common stock options granted to
     non-employees                                    -            -           295,419              -               -

   Common stock issued in private
     placements                                 754,510          754         6,307,201              -               -

   Stock issued for loan origination fee        100,000          100         1,024,900              -               -
     (Note 8)

   Stock issued for services                     36,000           36           462,152              -               -

   Net loss for the year ended
     December 31, 1997                                -            -                 -              -      (4,176,876)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                    7,029,835       $7,029       $13,276,752      $ (63,540)    $(7,218,760)
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                       F5

                                                        Tengasco, Inc.

                                 Consolidated Statements of Cash Flows


Years ended December 31,                                                                     1997                1996
-----------------------------------------------------------------------------------------------------------------------
Operating activities

   Net loss                                                                           $(4,176,876)        $(1,761,064)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, depreciation and amortization                                            79,267              76,520
       Loss on disposal of property and equipment                                               -               3,671
       Compensation paid in stock options                                                 736,183             434,886
       Amortization of loan fees paid by issuance of
         common stock and stock options                                                 1,100,000                   -
       Amortization of imputed value of stock warrants issued
         in connection with notes payable                                                 220,000             110,000
       Amortization of deferred loan costs                                                170,833              56,667
       Changes in assets and liabilities:
         Accounts receivable                                                                4,658               4,360
         Prepaid expenses and other assets                                                 (4,125)             (2,677)
         Accounts payable                                                                 180,305             300,171
         Accrued liabilities                                                              148,333              13,463
-----------------------------------------------------------------------------------------------------------------------


Net cash used in operating activities                                                  (1,541,422)           (764,003)
-----------------------------------------------------------------------------------------------------------------------

Investing activities

   Proceeds from sale of marketable equity securities                                           -             250,000
   Additions to property and equipment                                                   (178,169)            (60,754)
   Net additions to oil and gas properties                                               (545,429)           (744,951)
   Proceeds on sale of oil and gas interests                                              310,000             100,000
   Additions to pipeline facilities under construction                                 (1,709,652)           (887,315)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (2,123,250)         (1,343,020)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
   Payment of loan costs and other                                                              -            (238,798)
   Proceeds from borrowings                                                             1,617,924           2,156,581
   Repayments of borrowings                                                               (51,478)            (36,727)
   Proceeds from issuance of common stock                                               6,402,946             371,809
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               7,969,392           2,252,865
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               4,304,720             145,842

Cash and cash equivalents, beginning of year                                              146,554                 712
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                $ 4,451,274        $    146,554
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       F6

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of                           Organization
   Significant Accounting
   Policies                             Tengasco, Inc. (the "Company"), a
                                        publicly held corporation, was organized under the laws of the State of Utah on April 18, 1916, as Gold Deposit Mining and Milling Company. The Company subsequently changed its name to Onasco
                                        Companies, Inc.

                                        Effective May 2, 1995, Industrial
                                        Resources Corporation, a Kentucky
                                        corporation ("IRC"), acquired voting
                                        control of the Company in exchange for
                                        approximately 60% of the assets of IRC.
                                        Accordingly, the assets acquired, which
                                        included certain oil and gas leases,
                                        equipment, marketable securities and
                                        vehicles, were recorded at IRC's
                                        historical cost. The transaction was
                                        accomplished through the Company's
                                        issuance of 4,000,000 shares of its'
                                        common stock and a $450,000, 8%
                                        promissory note payable to IRC. The
                                        promissory note was converted into
                                        83,799 shares of Tengasco, Inc. common
                                        stock in December 1995

                                        The Company changed its domicile from
                                        the State of Utah to the State of
                                        Tennessee on May 5, 1995 and its name
                                        was changed from "Onasco Companies,
                                        Inc." to "Tengasco, Inc."

                                        The Company's principal business
                                        consists of oil and gas exploration,
                                        production and related property
                                        management in the Appalachian region of
                                        eastern Tennessee and in the state of
                                        Kansas. The Company's corporate offices
                                        are in Knoxville, Tennessee.

                                        During 1996, the Company formed Tengasco
                                        Pipeline Corporation, a wholly-owned
                                        subsidiary, to manage the construction
                                        and operation of a 23-mile gas pipeline

                                        as well as other pipelines planned for
                                        the future.

                                        Consolidation

                                        The consolidated financial statements
                                        include the accounts of the Company and
                                        Tengasco Pipeline Corporation. All
                                        significant intercompany balances and
                                        transactions have been eliminated.

                                        Cash and Cash Equivalents

                                        The Company considers all investments
                                        with a maturity of three months or less
                                        when purchased to be cash equivalents.

                                       F7

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        Inventory

                                        Inventory consists primarily of crude
                                        oil in tanks and is carried at the lower of current market value or cost.

                                        Oil and Gas Properties

                                        The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil and gas wells. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.


                                        The capitalized costs of oil and gas
                                        properties, plus estimated future
                                        development costs relating to proved
                                        reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The costs of significant development projects awaiting completion of pipeline facilities are excluded from amortization until such time as the pipeline facilities are completed. The Company's proved gas reserves were estimated by Coburn Petroleum
                                        Engineering ("Coburn") and Columbia
                                        Engineering, independent petroleum
                                        engineers, as of December 31, 1997 and
                                        by Coburn as of December 31, 1996.

                                        The capitalized oil and gas property and pipeline costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures

                                       F8

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        (based on current costs) to be incurred
                                        in developing and producing the reserves

                                        using a discount factor of 10% and
                                        assuming continuation of existing
                                        economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized.

                                        Pipeline Facilities Under Construction

                                        Pipeline facilities under construction
                                        are carried at cost. The Company will
                                        provide for depreciation of the pipeline facilities using the straight-line method over the estimated useful life of the asset once the pipeline is completed and placed in service. The pipeline facilities are expected to be completed during the first quarter of 1998. Accordingly, no depreciation expense has been recorded for 1997 and 1996 relating to the pipeline facilities.

                                        Property and Equipment

                                        Property and equipment are carried at
                                        cost. The Company provides for
                                        depreciation of property and equipment
                                        using the straight-line method over the
                                        estimated useful lives of the assets
                                        which range from five to seven years.

                                        Other Assets

                                        Other assets in 1996 consisted
                                        principally of deferred loan costs which were amortized over the respective loan terms.

                                        Income Taxes

                                        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
                                        "Accounting for Income Taxes" which
                                        requires the use of the "liability
                                        method." Accordingly, deferred tax
                                        liabilities and assets are determined
                                        based on the temporary differences
                                        between the financial statement and tax
                                        bases of assets and liabilities, using
                                        enacted tax rates in effect for the year in which the differences are expected to reverse.

                                        Concentration of Credit Risk


                                        Financial instruments which potentially
                                        subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of

                                       F9

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        the FDIC insurance limit. At December
                                        31, 1997, the Company had deposits with
                                        one financial institution in an amount
                                        which exceeds the federally insured
                                        limit by approximately $4 million. The
                                        Company's primary business activities
                                        include oil and gas sales to several
                                        customers in the states of Tennessee and Kansas. The related trade receivables subject the Company to a concentration of credit risk within the oil and gas industry.

                                        Earnings Per Common Share

                                        In March 1997, the Financial Accounting
                                        Standards Board ("FASB") issued
                                        Statement of Financial Accounting
                                        Standards ("SFAS") No. 128, "Earnings
                                        Per Share." The new Standard simplifies
                                        the computation of earnings per share
                                        and requires presentation of two
                                        amounts, basic and diluted earnings per
                                        share for all periods presented.

                                        Basic earnings per share is computed by
                                        dividing income available to common
                                        shareholders by the weighted average
                                        number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all dilutive potential common shares that were outstanding during the period.

                                        Basic and diluted loss per share are
                                        based upon 6,189,293 shares for the year ended December 31, 1997 and 5,427,247 shares for the year ended December 31, 1996. There were 618,551 and 1,206,800 potential weighted common shares
                                        outstanding during 1997 and 1996 related to common stock options and warrants. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

                                        The weighted average number of shares
                                        outstanding for the year ended December
                                        31, 1996, as previously presented, has
                                        been restated to comply with the
                                        provisions of Securities Exchange
                                        Commission Staff Accounting Bulletin 98.

                                        Accounting Estimates

                                        The accompanying financial statements
                                        are prepared in conformity with
                                        generally accepted accounting principles which requires management to make estimates and assumptions that

                                      F10

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        affect the reported amounts of assets
                                        and liabilities and disclosure of
                                        contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

                                        Fair Values of Financial Instruments

                                        Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing
                                        models using current market rates.

                                        Derivatives

                                        Beginning in December 1997, the Company
                                        began trading in derivative financial
                                        instruments for speculative purposes.
                                        Derivative financial instrument
                                        contracts entered into are comprised of
                                        natural gas future and option contracts.
                                        At December 31, 1997, there were no open positions in any derivative contracts. Net trading losses of $80,677 are included in the accompanying Statements of Loss for the year ended December 31, 1997.

                                        Significant Risks and Uncertainties

                                        The Company's operations are subject to
                                        all of the environmental and operational risks normally associated with the oil and gas industry. The Company maintains insurance that is customary in the industry; however, there are certain risks for which the Company does not maintain full insurance coverage. The occurrence of a significant event that is not fully covered by insurance could have a significant adverse effect on the Company's financial position.

                                        New Accounting Pronouncements

                                        SFAS No. 130, "Reporting Comprehensive
                                        Income" is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

                                      F11

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                        SFAS No. 131, "Disclosures about
                                        Segments of an Enterprise and Related
                                        Information" is effective for years
                                        beginning after December 15, 1997. This
                                        statement establishes standards for the
                                        way that public business enterprises
                                        report information about operating
                                        segments in annual financial statements.
                                        It also establishes standards for
                                        related disclosures about products and
                                        services, geographic areas, and major
                                        customers. This pronouncement is not
                                        expected to have a material impact on
                                        the Company's financial statements when
                                        adopted.

                                        Reclassifications

                                        Certain prior year amounts have been
                                        reclassified to conform with current
                                        year presentation.

2.   Going Concern                      The Company has experienced losses
                                        totalling $4,176,876 and $1,761,064 for
                                        the years ended December 31, 1997 and
                                        1996, respectively, and has a working
                                        capital deficit of $1,774,571 at
                                        December 31, 1997. These matters raise
                                        substantial doubt about the Company's
                                        ability to continue as a going concern.
                                        In addition, as of December 31, 1997,
                                        management estimates that additional
                                        costs of approximately $804,000 are
                                        required to complete its pipeline
                                        facilities under construction.
                                        Management's plans include raising
                                        additional capital in order to complete
                                        the pipeline facilities and drill
                                        additional oil and gas wells. In
                                        addition, beginning in January 1998,
                                        management expects the Company to incur
                                        positive cash flow from its acquisition
                                        of various oil and gas properties in the state of Kansas (see Note 3). The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   Business                           Business On December 18, 1997, the

     Acquisition                        Company entered into an asset purchase
                                        agreement Acquisition in which certain
                                        producing oil and gas properties and
                                        inventory located in the state of Kansas
                                        ("the Kansas Properties") were acquired
                                        from AFG Energy, Inc. ("AFG"). The
                                        agreement, which was effective as of
                                        December 31, 1997, closed on March 5,
                                        1998, whereby the Company paid
                                        $2,990,253 in cash and entered into a
                                        note payable agreement with AFG in the
                                        amount of $2,500,000. The note will
                                        accrue interest at 9% per annum and is
                                        due in 23 monthly installments of
                                        principal and

                                      F12

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                        interest of $79,500 with a balloon
                                        payment of $983,773 due in February,
                                        2000. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition as follows:

                                                                         Amount
                                        ----------------------------------------
                                        Inventory - oil in tanks     $  140,253
                                        ---------------------------------------
                                        Oil and gas properties
                                          Leasehold costs             3,745,000
                                          Lease and well equipment    1,284,000
                                          Pipeline                      321,000
                                        ---------------------------------------
                                        Total oil and gas
                                           properties                 5,350,000
                                        ---------------------------------------
                                                                     $5,490,253
                                        ---------------------------------------

                                        At December 31, 1997, the purchase price of the Kansas Properties is included in the Company's consolidated balance sheet. The results of operations will be included in the consolidated financial statements beginning January 1, 1998.

                                        The unaudited pro forma results of
                                        operations presented below show the
                                        Company's operations for 1997 and 1996
                                        as though the acquisition had taken
                                        place at the beginning of each period
                                        presented. The pro forma results have
                                        been prepared for comparative purposes
                                        only, and are not necessarily indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of each period presented, or what the results of operations of the Company will be in the future.


                                        Year ended December 31,              1997                 1996
                                        --------------------------------------------------------------

                                        Revenues                       $3,430,329          $3,194,748
                                        Net loss                       (3,699,514)         (1,274,607)
                                        Basic and diluted
                                          loss per common share            $(0.60)             $(0.23)
                                        --------------------------------------------------------------

                                       F13

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   Related Party                      The Company has a loan payable to a
     Transactions                       major stockholder in the amount of
                                        $250,000. Additionally, the Company has
a loan payable to an affiliate in the
amount of $2,398.  A major stockholder
                                        of the Company is also a major
                                        stockholder of the affiliate. The loans bear interest at the rate of 10% per annum and are due on demand.

                                        During 1997, the Company converted
                                        approximately $334,000 and $138,000 of
                                        debt payable to related parties IRC and
                                        Tracmark, respectively, to common stock.

                                        The Company also converted approximately
                                        $12,000 of debt payable to a major
                                        stockholder to common stock (see Note
                                        14).

                                        During 1996, the Company converted
                                        approximately $1,060,000 of debt payable to IRC to common stock and common stock subscribed (see Note 14). The Company also converted approximately $100,000 of debt payable to a major stockholder to common stock subscribed (see Note 14).

5.   Oil and Gas                        The following table sets forth
     Properties                         information concerning the Company's oil
                                        and gas properties at December 31:


                                                                                          1997                  1996
                                        -----------------------------------------------------------------------------

                                        Evaluated                                   $6,823,246            $1,288,243
                                        Unevaluated                                     76,743                26,317
                                        -----------------------------------------------------------------------------
                                                                                     6,899,989             1,314,560

                                        Accumulation depreciation,
                                          depletion and amortization                   (27,418)              (27,418)
                                        -----------------------------------------------------------------------------

                                                                                     $6,872,571           $1,287,142
                                        -----------------------------------------------------------------------------


                                        Evaluated costs excluded from
                                        amortization at December 31, 1997 and
                                        1996 consist of approximately $913,000
                                        and $730,000, respectively, of costs
                                        relating to the Company's Swan Creek
                                        development project which is awaiting
                                        the completion of a gas pipeline
                                        expected to be completed in the first
                                        quarter of 1998. In addition, evaluated
                                        costs at December 31, 1997 include
                                        approximately $5,350,000 of costs
                                        associated with the acquisition of the
                                        Kansas Properties (see Note 3).


                                       F14

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Pipeline Facilities                Pipeline Facilities During the fourth
     Under Contruction                  quarter of 1996, the Company began
                                        construction of a 23-mile gas pipeline
                                        which will (1) connect the Swan Creek
                                        development project to a gas purchaser
                                        and (2) enable the Company to develop
                                        gas transmission business opportunities
                                        in the future.

                                        As of December 31, 1997, management
                                        estimates the costs to complete the
                                        pipeline are approximately $804,000.

                                        In January 1997, the Company entered
                                        into an agreement with the Tennessee
                                        Valley Authority ("TVA") whereby the TVA allows the Company to bury the pipeline within the TVA's transmission line rights-of-way. In return for this right, the Company paid $35,000 plus agreed to annual payments of approximately $6,200 for 20 years. This agreement expires in 2017 at which time the parties may renew the agreement for another 20 year term in consideration of similar inflation-adjusted payment terms.

7.   Property and                       Property and equipment consisted of the
     Equipment                          following:



                                                                                             1997               1996
                                        -----------------------------------------------------------------------------

                                        Machinery and equipment                          $277,433           $245,756
                                        Vehicles                                          231,228             83,299
                                        Other                                              44,971             42,113
                                        -----------------------------------------------------------------------------

                                                                                          553,632            371,168


                                        Less accumulated depreciation                    (251,486)          (167,924)
                                        -----------------------------------------------------------------------------

                                        Property and equipment - net                     $302,146           $203,244
                                        -----------------------------------------------------------------------------


                                       F15

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8. Notes Payable                        Notes payable consisted of the
                                        following:


                                                                                           1997                 1996
                                        -----------------------------------------------------------------------------
                                        Note payable to an individual;
                                        approximately $500,000 due in each of
                                        January 1998 and July 1998 with interest
                                        payable quarterly at 11% per annum;
                                        collateralized by equipment owned by a
                                        major shareholder of the Company. An
                                        affiliate is serving as guarantor on the
                                        loan. The Company provided the lender
                                        with 100,000 shares of common stock as a
                                        loan origination fee. In conjunction
                                        with the loan agreement, the lender has
                                        an option to purchase 300,000 shares of
                                        the Company's common stock from IRC. In
                                        January 1998, the Company paid $500,000
                                        of principal on this note (A).                     $1,007,486           $     -

                                        Note payable, in default, to an
                                        investment company due May 1997 with
                                        interest payable monthly at 10% per
                                        annum; less unamortized discount of
                                        $123,750 at December 31, 1996, relating
                                        to stock warrants issued; collateralized
                                        by a subordinated security interest in
                                        all assets of the Company (B).                        500,000            376,250

                                        Note payable, in default, to an
                                        individual due April 1997 with interest

                                        payable monthly at 10% per annum; less
                                        unamortized discount of $48,125 at
                                        December 31, 1996, relating to stock
                                        warrants issued; collateralized by all
                                        assets of the Company (B), (C).                       250,000            201,875

                                        Note payable, in default, to a company
                                        due April 1997 with interest payable
                                        monthly at 10% per annum; less
                                        unamortized discount of $48,125 at
                                        December 31, 1996, relating to stock
                                        warrants issued; collateralized by all
                                        assets of the Company (B).                            250,000            201,875
                                        --------------------------------------------------------------------------------
                                                                                           $2,007,486           $780,000
                                        --------------------------------------------------------------------------------

                                                                            F16

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        (A) As of December 31, 1997, the Company was in violation of a covenant regarding this loan. As a result, the lender has the option to declare the remaining note payable balance immediately due and payable.

                                        In conjunction with the issuance of the
                                        notes payable denoted in (B) and (C)
                                        listed above, the Company granted the
                                        lenders detachable stock warrants which
                                        enable the holder to obtain up to
                                        200,000 shares of the Company's common
                                        stock at a price of $5 per share.

                                        (B) These notes had not been repaid as
                                        of the above noted due dates. As noted
                                        in (D) below, the Company has filed a
                                        claim against the lenders.

                                        (C) In March 1997, the individual note
                                        holder (above) filed a lawsuit asserting the Company was in default of the $250,000 note. This action seeks the principal amount, interest, and costs of collection. No additional costs have been accrued in the accompanying consolidated financial statements in
                                        connection with this lawsuit, as a range of such costs cannot be estimated. Management believes, however, it has certain defenses to this motion as noted in (D) below.

                                        (D) Also in March 1997, the Company
                                        filed a claim against the three lenders
                                        discussed in (B) and (C) above and a
                                        former officer of the Company asserting
                                        that the Company did not authorize the
                                        issuances of certain stock warrants
                                        related to the borrowings and seeking
                                        rescission of the warrant agreements.
                                        The Company is disputing the validity of the stock warrant agreements based upon certain provisions which were not authorized by the board of directors. If the Company is unsuccessful in its attempt to rescind these stock warrant agreements, these provisions could result in the lenders obtaining additional shares and a potential controlling interest, as the stock warrant agreements provide for the granting of increasing amounts of shares, at pro-rata reduced prices, in the event the market price of the Company's stock falls below $16 per share.

                                                                            F17

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

9. Long Term Debt                       Long-term debt consisted of the following:

                                                                                           1997               1996
                                        -----------------------------------------------------------------------------
                                        8.75% installment note, payable $861
                                        monthly, including interest, due
                                        September 2002, collateralized by a
                                        vehicle.                                         $ 39,871            $    -

                                        10.5% installment note, payable $789
                                        monthly, including interest, due October

                                        2001, collateralized by a
                                        vehicle.                                           29,730                 -

                                        11% installment note, payable $667
                                        monthly, including interest, due
                                        December 2001, collateralized by a
                                        vehicle.                                           25,671             30,563

                                        10.0% installment note, payable $503
                                        monthly, including interest, due
                                        September 2002, collateralized by a
                                        vehicle.                                           22,759                 -

                                        9.75% installment note, payable $492
                                        monthly, including interest, due July
                                        2002, collateralized by a vehicle.                 21,762                 -

                                        9.75% installment note, payable $480
                                        monthly, including interest, due May
                                        2002, collateralized by a vehicle.                 20,601                 -

                                        10.7% installment note, payable $423
                                        monthly, including interest, due May
                                        2000, collateralized by a vehicle.                 10,761             14,466

                                        12% installment note, payable $385
                                        monthly, including interest, due April
                                        2000, collateralized by a vehicle                   9,248             12,545
                                        -----------------------------------------------------------------------------

                                        Balance carried forward                           180,403             57,574
                                        -----------------------------------------------------------------------------

                                                                       F18

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                                                                         1997                   1996
                                        -----------------------------------------------------------------------------
                                        Balance brought forward                        $180,403               $57,574
                                        -----------------------------------------------------------------------------

                                        Other                                             1,973                4,271

                                        -----------------------------------------------------------------------------

                                        Total long term debt                            182,376               61,845
                                        Less current maturities                         (41,161)             (14,017)
                                        -----------------------------------------------------------------------------

                                        Long term debt, less current
                                          maturities                                   $141,215             $ 47,828
                                        -----------------------------------------------------------------------------

                                        The approximate future maturities of
                                        debt were as follows:

                                                 Year                                                         Amount
                                        -----------------------------------------------------------------------------
                                                 1998                                                      $  41,161
                                                 1999                                                         42,937
                                                 2000                                                         41,380
                                                 2001                                                         39,919
                                                 2002                                                         16,979
                                        -----------------------------------------------------------------------------

                                                                                                            $182,376
                                        -----------------------------------------------------------------------------

10.    Commitments        As of December 31, 1997, the future minimum payments to be  made under
       and Contingencies                noncancellable operating leases were:


                                                 Year                                                         Amount
                                        -----------------------------------------------------------------------------
                                                 1998                                                        $52,590
                                                 1999                                                         52,590
                                                 2000                                                         52,590
                                                 2001                                                          5,280
                                                 2002                                                          5,280
                                        -----------------------------------------------------------------------------

                                                                                                            $168,330
                                        -----------------------------------------------------------------------------

                                        Rent expense was approximately $60,000
                                        and $54,000 for the years ended December
                                        31, 1997 and 1996, respectively.

   F19

                                                         Tengasco, Inc.


                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        At December 31, 1997, the Company owed,
                                        but had not yet issued, certain
                                        individuals an aggregate amount of
                                        46,401 shares of Tengasco, Inc. common
                                        stock, valued at approximately $421,931, as payment for placement fees in connection with common stock private placements which occurred during the fourth quarter of 1997.

                                        As is the case with other companies
                                        using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year 2000 issue, however, these costs could be significant.

11.    Stock Options                    Changes that occurred in options
                                        outstanding in 1997 and 1996 are
                                        summarized below:


                                                                         1997                           1996
                                                               --------------------------     --------------------------
                                                                                  Average                      Average
                                                                                 Exercise                      Exercise
                                                                     Shares        Price        Shares          Price
                                        ------------------------------------------------------------------------------
                                        Outstanding,
                                          beginning
                                           of year               1,202,420        $3.295      1,791,849       $0.483

                                        Granted                    230,000         5.000        730,000        5.566
                                        Exercised                 (345,414)        0.275       (327,079)       0.275
                                        Expired/canceled          (627,006)        5.359       (992,350)       0.275
                                                                  --------                     --------

                                        Outstanding,
                                          end of year              460,000         5.314      1,202,420        3.295

                                        Exercisable,
                                          end of year              354,583         5.440        538,805        1.882
                                        ------------------------------------------------------------------------------

                   F20

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        The following table summarizes
                                        information about stock options
                                        outstanding at December 31, 1997

                                                                                                            Options
                                                             Options Outstanding                        Exercisable
                                                 ---------------------------------------------     -----------------
                                                                                    Average
                                                                                  Remaining
                                                 Exercise                       Contractual
                                                    Price           Shares             Life                  Shares
                                        ----------------------------------------------------------------------------
                                                  $5.000          355,000      0.48 years                   249,792
                                                   6.375          105,000      1.27 years                   104,791
                                                                  -------                                   -------

                                        Total                     460,000                                   354,583
                                        ----------------------------------------------------------------------------

                                        The fair value of stock options used to
                                        compute compensation expense to
                                        non-employees is the estimated present
                                        value at grant date using the
                                        Black-Scholes option-pricing model with
                                        the following weighted average
                                        assumptions for 1997 and 1996: expected
                                        volatility of 54% for both years; a
                                        risk-free interest rate of 5.76% in 1997

                                        and 5.21% in 1996; and an expected
                                        option life of 1.25 years in 1997 and
                                        2.45 years in 1996. The amount of
                                        compensation expense included in general and administrative costs in the accompanying consolidated statements of loss was approximately $220,000 and $372,000 at December 31, 1997 and 1996,
                                        respectively.

                                        Statement of Financial Accounting
                                        Standards No. 123, (SFAS 123),
                                        "Accounting for Stock-Based
                                        Compensation" was implemented in January
                                        1996. As permitted by SFAS 123, the
                                        Company has continued to account for
                                        stock compensation to employees by
                                        applying the provisions of Accounting
                                        Principles Board Opinion No. 25. If the
                                        accounting provisions of SFAS 123 had
                                        been adopted, net loss and loss per
                                        share would have been as follows:

                                                                           F21

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                                           1997                1996
                                        -----------------------------------------------------------------------------
                                        Net loss

                                            As reported                             $(4,176,876)        $(1,761,064)
                                            Pro forma                                (4,314,127)         (1,932,628)
                                        -----------------------------------------------------------------------------

                                        Basic and diluted loss per share
                                            As reported                                $(0.67)            $(0.32)
                                            Pro forma                                   (0.70)             (0.36)
                                        -----------------------------------------------------------------------------

                                        For employees, the fair value of stock
                                        options used to compute pro forma net
                                        loss and loss per share disclosures is
                                        the estimated present value at grant
                                        date using the Black-Scholes

                                        option-pricing model with the following
                                        weighted average assumptions for 1997
                                        and 1996: Expected volatility of 54% for both years; a risk free interest rate of 5.76% in 1997 and 5.52% in 1996; and an expected option life of 1.25 years in
                                        1997 and 2.72 years in 1996.

12.    Income Taxes                     The Company had no taxable income during
                                        the years ended December 31, 1997
                                        and 1996.

                                        A reconciliation of the statutory U.S.
                                        Federal income tax and the income tax
                                        provision included in the accompanying
                                        consolidated statements of loss is as
                                        follows:


                                        Year ended December 31,                            1997               1996
                                        -----------------------------------------------------------------------------

                                        Statutory rate                                       34%                34%
                                        Tax (benefit) at statutory rate             $(1,420,000)         $(599,000)
                                        State income tax (benefit)                     (251,000)           (99,000)
                                        Nondeductible interest expense                  126,000                  -
                                        Other                                             5,000              3,000
                                        Increase in deferred tax asset
                                          valuation allowance                         1,540,000            695,000
                                        -----------------------------------------------------------------------------

                                        Total income tax provision                  $         -          $       -
                                        -----------------------------------------------------------------------------

                                                                           F22

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        The components of the net deferred tax
                                        assets and liabilities are as follows:

                                        Year ended December 31,                              1997              1996
                                        -----------------------------------------------------------------------------
                                          Net operating loss carryforward              $2,304,000      $    798,000

                                          Capital loss carryforward                       270,000           238,000
                                          Accrued expenses                                323,000           223,000
                                        -----------------------------------------------------------------------------

                                                                                        2,897,000         1,259,000

                                        Valuation allowance                            (2,717,000)       (1,177,000)
                                        -----------------------------------------------------------------------------

                                                                                          180,000            82,000
                                        -----------------------------------------------------------------------------

                                        Deferred tax liability:
                                          Oil and gas properties                          155,000            81,000
                                          Property and equipment                           25,000             1,000
                                        -----------------------------------------------------------------------------

                                                                                          180,000            82,000
                                        -----------------------------------------------------------------------------

                                        Net deferred taxes                             $        -      $          -
                                        -----------------------------------------------------------------------------

                                        The Company recorded a valuation
                                        allowance at December 31, 1997 and 1996
                                        equal to the excess of deferred tax
                                        assets over deferred tax liabilities as
                                        management is unable to determine that
                                        these tax benefits are more likely than
                                        not to be realized.

                                        As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,760,000 which will expire, if not utilized, as follows:


                                                 Year                                                       Amount
                                        -----------------------------------------------------------------------------

                                                 2010                                                   $   546,000
                                                 2011                                                     1,378,000
                                                 2012                                                     3,836,000
                                        -----------------------------------------------------------------------------

                                                 Total                                                   $5,760,000
                                        -----------------------------------------------------------------------------

                           F23

                                                         Tengasco, Inc.


                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        Additionally, at December 31, 1997, the
                                        Company had capital loss carryforwards
                                        of approximately $675,000 which will
                                        expire, if not offset against capital
                                        gains, as follows: 2001-$594,000,
                                        2002-$81,000.

13.  Subsequent Events                  In the first quarter of fiscal 1998,
                                        the Company authorized the granting of
                                        up to 10,000 shares of common stock to
                                        the spouse of a deceased officer of the
                                        Company as a death benefit.

                                        In the first quarter of fiscal 1998, the Company granted options to purchase 26,167 shares of the Company's common stock to a director of the Company at a per share price of $5.00.

14.  Supplemental                       The Company paid approximately $282,000
     Disclosure                         and $26,000 for interest in 1997 and
     of Cash Flows                      1996, respectively. The Company paid $0
                                        for income taxes in 1997 and 1996.

                                        In 1997, the Company issued 86,084
                                        shares of common stock to extinguish
                                        approximately $484,000 of debt, which
                                        approximated the fair value of the
                                        shares.

                                        The assets acquired and liabilities
                                        incurred in connection with the purchase of the Kansas Properties have not been reflected in the accompanying 1997 Statement of Cash Flows as the transaction, which was effective on December 31, 1997, did not close until March 1998 (see Note 3).

                                        In 1996, the Company transferred
                                        property and equipment with a net book
                                        value of $46,539 to lenders in exchange
                                        for debt reductions aggregating $42,865
                                        resulting in a loss of $3,674.

                                        In 1996, the Company issued 114,466
                                        shares of common stock and common stock
                                        subscribed to extinguish approximately
                                        $1,060,000 of debt, which approximated

                                        fair value of the shares.

   F24

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

15.  Supplemental Oil and               Information with respect to the
     Gas Information                    Company's oil and gas producing
                                        activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by Coburn
                                        Petroleum Engineering ("Coburn") and by
                                        Columbia Engineering, independent
                                        petroleum engineers, as of December 31,
                                        1997 and by Coburn as of December 31,
                                        1996.

                                        Oil and Gas Related Costs

                                        The following table sets forth
                                        information concerning costs related to
                                        the Company's oil and gas property
                                        acquisition, exploration and development activities in the United States during the years ended December 31, 1997 and 1996:

                                                                                             1997              1996
                                        -----------------------------------------------------------------------------
                                        Property acquisition
                                          Proved                                       $5,406,080        $   78,991
                                          Unproved                                         50,424            25,274
                                        Less - proceeds from sales of
                                          properties                                     (310,000)         (100,000)
                                        Development costs                                 438,924           673,022
                                        -----------------------------------------------------------------------------

                                                                                       $5,585,428         $ 677,287
                                        -----------------------------------------------------------------------------

                                        Results of Operations from Oil and
                                        Gas Producing Activities


                                        The following table sets forth the
                                        Company's results of operations from oil and gas producing activities for the years ended December 31, 1997 and 1996:

                                                                                              1997             1996
                                        -----------------------------------------------------------------------------
                                        Revenues                                      $          -       $   26,253
                                        Production costs and taxes                          (3,748)         (17,138)
                                        Depreciation, depletion and
                                            amortization                                   (44,673)         (52,145)
                                        -----------------------------------------------------------------------------

                                        Results of operations before income
                                        taxes                                              (48,421)         (43,030)
                                        Income taxes                                             -                -
                                        -----------------------------------------------------------------------------

                                        Results of operations from oil
                                            and gas producing activities                  $(48,421)      $  (43,030)
                                        -----------------------------------------------------------------------------


           F25

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        In the presentation above, no deduction
                                        has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards. For the year ended December 31, 1996, the depreciation, depletion and amortization rate per barrel of oil equivalent production was $20.16. The Company had no production of oil or gas during 1997.

                                        Oil and Gas Reserves (unaudited)

                                        The following table sets forth the
                                        Company's net proved oil and gas
                                        reserves at December 31, 1997 and 1996

                                        and the changes in net proved oil and
                                        gas reserves for the years then ended.
                                        Proved reserves represent the estimated
                                        quantities of crude oil and natural gas
                                        which geological and engineering data
                                        demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.


                                                                                       Oil (bbls)          Gas (Mcf)
                                        -----------------------------------------------------------------------------
                                        Proved reserves

                                          Balance, January 1, 1996                        101,565          5,336,392
                                             Acquisition of proved reserves                     -         17,212,571
                                             Revisions of previous estimates                    -             33,902
                                             Production                                         -            (15,510)
                                        -----------------------------------------------------------------------------

                                          Balance, December 31, 1996                      101,565         22,567,355
                                             Discoveries and extensions                   198,065             75,476
                                             Acquisition of proved reserves             1,884,448          2,654,250
                                             Revisions of previous estimates            (101,565)         (4,679,460)
                                             Production                                         -                  -
                                        -----------------------------------------------------------------------------

                                          Balance, December 31, 1997                    2,082,513         20,617,621
                                        -----------------------------------------------------------------------------

                                        Proved developed producing
                                          reserves at, December 31, 1997                1,277,707          1,384,980
                                        -----------------------------------------------------------------------------

                                        Proved developed producing reserves
                                          at, December 31, 1996                                 -                  -
                                        -----------------------------------------------------------------------------

                                                                           F26

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        Of the Company's total proved reserves
                                        as of December 31, 1997, approximately
                                        27% were classified as proved developed
                                        producing, 34% were classified as proved developed non-producing and 39% were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                                        Standardized Measure of Discounted
                                        Future Net Cash Flows (unaudited)

                                        The standardized measure of discounted
                                        future net cash flows from the Company's proved oil and gas reserves at December 31, 1997 and 1996 is presented in the following table:

                                                                                         1997               1996
                                        -----------------------------------------------------------------------------
                                        Future cash inflows                          $ 87,493,504      $ 84,106,507
                                        Future production costs and taxes             (21,813,667)       (6,219,598)
                                        Future development costs                       (2,873,550)       (5,775,000)
                                        Future income tax expenses                    (12,918,485)      (18,909,520)
                                        -----------------------------------------------------------------------------

                                        Net future cash flows                          49,887,802        53,202,389

                                        Discount at 10% for timing of cash flows      (17,864,113)      (22,823,876)
                                        -----------------------------------------------------------------------------

                                        Discounted future net cash flows from
                                           proved reserves                           $ 32,023,689      $30,378,513
                                        -----------------------------------------------------------------------------

                                        The following table sets forth the
                                        changes in the standardized measure of
                                        discounted future net cash flows from
                                        proved reserves during 1997 and 1996:



                                                                           F27

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                                         1997              1996
                                        -----------------------------------------------------------------------------

                                        Balance, beginning of year                    $ 30,378,513      $ 3,663,462
                                        -----------------------------------------------------------------------------
                                        Sales, net of production costs
                                            and taxes                                        3,748           (9,115)
                                        Acquisition of proved reserves                  10,351,389       33,874,577
                                        Discoveries and extensions                       1,984,106                -
                                        Changes in prices and
                                            production costs                           (13,640,812)       2,374,267
                                        Revisions of quantity estimates                 (8,576,161)          42,164
                                        Changes in development costs                     3,882,741                -
                                        Net change in income taxes                       3,454,082       (9,975,394)
                                        Interest factor - accretion of discount          4,134,810          465,765
                                        Changes in production rates
                                            and other                                       51,273          (57,213)
                                        -----------------------------------------------------------------------------

                                        Balance, end of year                          $ 32,023,689      $30,378,513
                                        -----------------------------------------------------------------------------

                                        The acquisition of proved reserves in
                                        1997 relates to the Kansas Properties
                                        and the acquisition of proved reserves
                                        in 1996 relates to the Swan Creek
                                        development project.

                                        Estimated future net cash flows
                                        represent an estimate of future net
                                        revenues from the production of proved
                                        reserves using current sales prices,
                                        along with estimates of the operating
                                        costs, production taxes and future
                                        development and abandonment costs (less
                                        salvage value) necessary to produce such reserves. The average prices used at December 31, 1997 and 1996 were $16.53 and $19.10 per barrel of oil and $2.57

                                        and $2.94 per mcf of gas, respectively.
                                        No deduction has been made for
                                        depreciation, depletion or any indirect
                                        costs such as general corporate overhead or interest expense.

                                        Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

                                        Income tax expense is computed based on
                                        applying the appropriate statutory tax
                                        rate to the excess of future cash
                                        inflows less future production and
                                        development costs over the current tax
                                        basis of the properties involved, less
                                        applicable carryforwards, for both
                                        regular and alternative minimum tax.

                                                                           F28

                                                         Tengasco, Inc.

                             Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                        The future net revenue information
                                        assumes no escalation of costs or
                                        prices, except for gas sales made under
                                        terms of contracts which include fixed
                                        and determinable escalation. Future
                                        costs and prices could significantly
                                        vary from current amounts and,
                                        accordingly, revisions in the future
                                        could be significant.

                   F29

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from Charles M. Stivers, CPA, to Price-Bednar, LLP, CPA

         Charles M. Stivers, Certified Public Accountant, of Manchester, Kentucky, was engaged as the Company's accountant on May 4, 1995, and reviewed interim unaudited financial statements of the Company prepared by management.

         Price-Bednar, LLP, Certified Public Accountants, were engaged as the Company's accountants as of February 22, 1996, to audit the financial statements of the Company for the calendar year ending December 31, 1995.

         There were no disagreements between the Company and Mr. Stivers, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused him to make reference to the subject matter of the disagreement in connection with his unaudited reports.

         The unaudited reports of Mr. Stivers include a paragraph which discusses doubts about the Company's ability to continue as a going concern in view of its operating losses and working capital deficiency.

         The decision to change principal accountants was submitted for approval to the Board of Directors; the change was made to Price-Bednar because the Company was seeking to find a larger accounting firm with more in-depth experience in Commission filings.

         Also, during the Company's most recent fiscal year, and since then, Mr. Stivers has not advised the Company that any of the following exist or are applicable:

         (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to his attention that has led him to no longer be able to rely on management's representations, or that has made him unwilling to be associated with the financial statements prepared by management;

         (2) That the Company needs to expand significantly the scope of its audit, or that information has come to his attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

         (3) That he has advised the Company that information has come to his attention that he has concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

         Further, during the Company's most recent fiscal year and since then, the Company has not consulted Mr. Stivers regarding the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

         The Company previously provided Mr. Stivers with a copy of the disclosure provided herein and advised him to provide the Company with a letter addressed to the Securities and Exchange Commission as to whether he agrees or disagrees with the disclosures made herein. Mr. Stivers' response to the Securities and Exchange Commission indicated he agreed with these disclosures.

Change from Price-Bednar, LLP, CPA to Charles M. Stivers, CPA

         The Company had engaged the services of another accountant to complete certain preparatory on-site audit activities for preliminary review by Price-Bednar. These services were not timely provided by the other accountant. Also, many of the records of IRC were unavailable, and, Price-Bednar required a number of these records to be reconstructed prior to its completion of the audit. During the week of May 20, 1996, the Company was advised that the principal accountant of Price-Bednar, who was responsible for the Company's audit, would be out of town for the following week, and it became clear that Price-Bednar would not be able to complete the audit for at least three weeks, because certain information requested by them had not yet been provided by the Company. Price-Bednar was terminated by the President, effective June 7, 1996, and Charles M. Stivers, CPA, who had been engaged to conduct the preparatory on-site audit activities for Price-Bednar when the other accountant failed to perform as promised, indicated that he could timely deliver the required audit report and was promptly engaged to do so by the Board of Directors.

         Also, during, the Company's two most recent fiscal years, and since then, Price-Bednar has not advised the Company that any of the following exist or are applicable:

         (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

         (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

         (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued report or the underlying financial statements for the foregoing reasons or any other reason.

         Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Price-Bednar regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

         The Company previously provided Price-Bednar with a copy of the disclosure herein and advised them to provide the Company with a letter addressed to the Commission as to whether they agree or disagree with the disclosures made herein. Price-Bednar's response to the Securities and Exchange Commission indicated it agreed with these disclosures.

Change from Charles M. Stivers, CPA, to BDO Seidman, LLP

         On December 15, 1996, the Company terminated Charles M. Stivers, CPA and retained BDO Seidman, LLP to conduct the audit of the Company's financial statements for the year ended December 31, 1996 because it became apparent that Charles M. Stivers, as an individual practitioner, would not be able to perform the required audit on a timely basis.

         The report of Charles M. Stivers for fiscal year ended December 31,

1995 includes a paragraph which discusses doubts about the Company's ability to continue as a going concern in view of its operating losses and working capital deficiency.

         During, the Company's two most recent fiscal years, and since then, Charles M. Stivers has not advised the Company that any of the following exist or are applicable:

         (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to his attention that has led him to no longer be able to rely on management's representations, or that has made him unwilling to be associated with the financial statements prepared by management;

         (2) That the Company needs to expand significantly the scope of its audit, or that information has come to his attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

         (3) That he has advised the Company that information has come to his attention that he has concluded materially impacts the fairness or reliability of either a previously issued report or the underlying financial statements for the foregoing reasons or any other reason.

         Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Charles M. Stivers regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

         The Company has provided Charles M. Stivers with a copy of the disclosures provided herein and has advised him to provide the Company with a letter addressed to the Commission as to whether they agree or disagree with the disclosures made herein. Mr. Stivers' response to the Securities and Exchange Commission indicated he agreed with these disclosures.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

         The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (to be held at such time as the Board of Directors shall determine) or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

                                                             Date of
                                           Positions       Election or
Name                                          Held         Designation
----                                          ----         -----------

Joseph E. Armstrong                         Director          3/13/97
2624 Selma Avenue
Knoxville, TN 37914

James A. Gerding                            Director          9/4/97
405 Le Conte View Drive
Gattenburg, TN 37738

James B. Kreamer                            Director          3/13/97
3621 Cabin Creek Road
London, KY 40741

William A. Moffett                          Director          5/95
1073 Encantado Drive
Santa Fe, NM 87501

Shigemi Morita                              Director          3/13/97
80 Park Avenue
New York, N.Y. 10016

Allen Sweeney                               Director          3/13/97
1400 Oak Tree Drive
Edmund, OK 73003

Robert M. Carter                            President         3/13/98
317 Heathermoor Drive
Knoxville, TN 37922

William F. Stenken                          Chief Financial   3/13/98
12 Eagle Court                              Officer
Crossville, TN 38558

Sheila Sloan                                Treasurer         3/13/97
121 Oostanali Way
Loudon, TN 37774

Elizabeth Wendelken                         Secretary         3/13/97
8023 Stanley Road
Powell, TN 37849


         None of the Directors or Executive Officers of the Company have filed a Form 3, Form 4 or a Form 5 which were required as a result of the Company's recent filing of a Form 10-SB. The failure to file was inadvertent and the Directors and Executive Officers, who are now aware of this filing obligation, will shortly cure this delinquency.

Business Experience

         Joseph Earl Armstrong is 40 years old and a resident of Knoxville, Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co.

         James A. Gerding is 69 years old. He has a Bachelor of Science Degree and a Masters of Business Administration Degree from Indiana University. Since approximately 1980 he has been the Chief Executive Officer of Pancake Pantry, Inc. which owns one restaurant and franchises another. In addition, he is a co-owner of the Village, a 27 store shopping complex in Gatlinberg, Tennessee.

         James B. Kreamer is 58 years old. He earned a Degree in Business from the University of Kansas in 1963. He has been the owner of several business enterprises. In 1982, he purchased a seat on the Kansas City Board of Trade where he served on several committees working on the development of futures trading. Since 1979, he has been engaged in the oil and gas business as an investor. He currently serves as a member of the Board of Directors of Panaco, Inc., a NASDAQ energy company.

         William A. Moffett is 63 years old. He received a BS Degree in Geological Engineering from Oklahoma University in 1956. From 1977 to 1982, he was Operations Manager for Esso Exploration and Production in the United

Kingdom. From 1982 to 1984, he was General Production Manager for Intercol (an affiliate of Exxon in Colombia). From 1984 to 1991 he was CEO for Stan Vac Indonesia, a joint Exxon/Mobil affiliate. From 1991 until his employment by the Company, Mr. Moffett was retired.

         Shigemi Morita is 62 years old. He received an A.B. Degree from Elon College in North Carolina. From 1969 to 1996 he was the President and CEO of Morita & Co., an insurance agency specializing in insurance for Japanese companies doing business in the United States. In 1996, Morita & Co., Inc. was acquired by Tokio Marine Management, Inc., Mitsubishi International Corporation in New York and Mitsubishi International, Ltd. in Tokyo. He remains as President and as a consultant.

         Allen H. Sweeney is 47 years old. He received an MBA in finance from Oklahoma City University in 1972 and a Bachelor Degree in Accounting from Oklahoma State University in 1969. From 1978 to 1980, he served as Treasurer and CEO of Phoenix Resources Company. From 1980 to 1981, he served as Vice-President-Finance for Plains Resources, Inc. From 1982 to 1984, he was Vice-President-Finance for Wildcat Mud, Inc. From 1984 to 1992 he operated an independent consulting service under the name of AHS and Associates, Inc. Since 1992, he has served as Director and President of Columbia Production Company and Mid-America Waste Management, Inc. Mr. Sweeney is a Director of Frontier Natural Gas Corporation of Houston, Texas, a public corporation.

         Robert M. Carter is 62 years old. He received a B.A. degree in Business form the Middle Tennessee State College. For 35 years was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing financing and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company.

         William F. Stenken is 60 years old. Mr. Stenken is a certified public accountant. He received a B.S with honors in Accounting from the University of Cincinnati in 1967. From 1967 to 1970 he was a senior accountant with KPMG Peat Marwick CPA's. Since then he has held controller positions for various companies, including a transportation company and a meat processing and commodities trading organization. He has held internal audit management positions with major bank holding companies, American Fletcher Bancorporation and PNC Bank. He has been with the Company since May 1997 and on March 13, 1998 he was elected as the Company's Chief Financial Officer.

Committees


         At the present time, the Company has no operating committees.

Family Relationships

         There are no family relationships between any of the present directors or executive officers of the Company.

Involvement in Certain Legal Proceeding

         To the knowledge of management, during the past five years, no present or former director, executive officer, affiliate or person nominated to become a director or an executive officer of the Company:

         (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

         (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, securities or banking activities;

         (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

ITEM 10  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                          Summary Compensation Table

                                                                                -----------Long Term Awards-----
                                  Annual Compensation                           -----------Awards----Payouts

Name and                        Year      Salary ($)   Bonus ($)  Other Annual   Restricted    Securities    Payouts    All Other
Principal Position                                                Compensation   Stock         Underlying               Compen-
                                                                  ($)            Awards($)     Options                  sation
                                                                                               /SARs(#)


Malcolm E. Ratliff,             1997      $ 9,731      $-0-       $500           -0-           -0-           -0-        -0-
Chief Executive Officer         1996      $-0-         $-0-       $500           -0-           -0-           -0-        -0-
                                1995      $-0-         $-0-       $500           -0-           -0-           -0-        -0-

James E. Kaiser,                1997      $ 6,154      $-0-       $-0-           -0-           -0-           -0-        -0-
Chief Executive Officer and     1996      $20,000      $-0-       $-0-           -0-           -0-           -0-        -0-
General Counsel                 1995      -0-          $-0-       $-0-           -0-           -0-           -0-        -0-

Theodore Scallan,               1997      -0-          $-0-       -0-            -0-           -0-           -0-        -0-
Chief Executive Officer and     1996      $53,120      $-0-       -0-            462,250(1)    100,000(3)    -0-        $20,000(4)
President                       1995                   $-0-       -0-            334,500(2)    -0-           -0-        -0-

George E. Walter, Jr.           1997      -0-          $-0-       $-0-           -0-           -0-           -0-        -0-
Chief Executive Officer         1995      $   923      $-0-       $20,000        -0-           -0-           -0-        -0-
                                1995      $ 2,855      $-0-       $-0-           -0-           -0-           -0-        -0-


--------------------

     (1) Represents shares transferred from majority shareholder, based upon closing price of $6.25 on 7/28/95, closing price of $7.25 on 8/31/95 and $6.00, the bid on 11/28/95.

     (2) Represents shares transferred from majority shareholder at the closing price of $13.375 on 4/2/96.

     (3) Option has expired.

     (4) Termination compensation.

         No options were granted during fiscal year ended December 31, 1997 to the Chief Executive Officer of the Company. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

         No options were exercised during fiscal year ended December 31, 1997 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

         The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management intends to adopt a 401(k) plan and full liability insurance for directors and executive officers and a health insurance plan for employees in the near future.

Compensation of Directors

         The Board of Directors has resolved to compensate members of the Board of Directors for attendance at meetings at the rate of $250 per day, together with direct out-of-pocket expenses incurred in attendance at the meetings, including travel.

         Members of the Board of Directors may also be requested to perform consulting or other professional services for the Company from time to time. The Board of Directors will set a rate of compensation for such services which may be no less favorable to the Company than if the services had been performed by an independent third party contractor. The Board of Directors has reserved to itself the right to review all directors' claims for compensation on an ad hoc basis.

Employment Contracts

         There are presently no employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of April 1, 1998.

                                               Number of Shares      Percent
Name and Address                 Title        Beneficially Owned     of Class
----------------              -----------     ------------------     --------
Industrial Resources          Stockholder        2,943,104            40.0%
Corporation(5)
Ste. 500-600 Main Ave.
Knoxville, TN 37902

Malcolm E. Ratliff(6)         Stockholder          187,239             2.6%
12608 Avallon Place
Knoxville, TN 37922

Joseph Earl Armstrong         Director              50,000(7)      Less than 1%
2624 Selma Avenue
Knoxville, TN 37914

Robert M. Carter              President             98,000(8)          1.3%
317 Heathermoor Drive
Knoxville, TN 37922

James A. Gerding              Director              46,906(9)      Less than 1%
405 Le Conte View Drive
Gattenburg, TN 37738

James B. Kreamer              Director              50,000(10)     Less than 1%
3621 Cabin Creek Rd.
London, KY 40741

William A. Moffett            Director             100,000             1.4%
1073 Encantado Drive
Santa Fe, NM 87501


--------------------

     (5) James Ratliff is the sole owner of the outstanding securities of IRC, and, accordingly, he may be deemed to be an affiliate of the Company. He is also the father of Malcolm E. Ratliff, who recived 215,000 shares of common stock of the Company pursuant to one of the compensation Agreements. See the heading "Business development" of the caption "Description of Business", Part I, Item 1. Excludes shares held by Malcom E. Ratliff.

     (6) Malcolm E. Ratliff is a Vice-President of Industrial Resources Corporation. Excludes shares held by Industrial Resources Corporation.

     (7) Consists of shares underlying an option.

     (8) Consists of 23,000 shares held directly and options to purchase 75,000 shares.

     (9) Consists of 20,739 shares held directly and options to pruchase 26,167 shares.


    (10) Consists of options to purchase shares.

Shigemi Morita                Director             156,741(11)         2.1%
80 Park Avenue
New York, N.Y. 10016

Sheila F. Sloan               Treasurer             12,000(12)     Less than 1%
121 Oostanali Way
Loudon, TN 37774

Allen H. Sweeney              Chairman of          150,500(13)        2.05%
1400 Oak Tree Drive           the Board
Edmund, OK 73003

Elizabeth Wendelken           Secretary             11,000(14)     Less than 1%
8023 Stanley Road
Powell, TN 37849

William Stenken               Chief Financial       -0-                -0-
12 Eagle Court                Officer
Crossville,
TN 38588

All Officers and                                 3,805,516(15)          50%
Directors
as a Group(16)


--------------------

     (11) Consists of 34,741 shares held directly, 72,000 shares held as an IRA beneficiary and options to purchase 50,000 shares.

     (12) Consists of 2,000 shares held directly and options to purchase 10,000 shares.

     (13) Consists of 100,500 shares held indirectly through a company which he controls and options to purchase 50,000 shares.

     (14) Consists of 1,000 shares held directly and options to purchase 10,000 shares.

     (15) Consists of shares held directly and indirectly by management, shares held by Industrial Resources Corporation, shares held by Malcolm E. Ratliff and 321,167 shares underlying options.


     (16) Includes shares held by Industrial Resources Corporation and Malcolm
E. Ratliff.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

         Except as set forth hereafter, there are no business relationships, existing or planned, between the Company or any of its subsidiaries and any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons.

         During 1995, the Company converted $882,000 of debt payable to IRC to 164,000 shares of common stock. The debt included a promissory note for $450,000 which was given to IRC, along with 4,000,000 shares of common stock as the purchase price for approximately $1,752,000 of assets consisting of property, plant and equipment, oil and gas leases and marketable securities.

         During 1996, the Company converted $992,000 of debt payable to IRC to 101,146 shares of common stock and $114,712 of debt payable to Malcolm E. Ratliff to 13,320 shares of common stock. Both obligations arose from loans to the Company by IRC and Malcolm E. Ratliff.

         During 1997, the Company converted $333,719 of debt payable to IRC to 59,328 shares of common stock, $12,398 of debt payable to Malcolm E. Ratliff to 2,204 shares of common stock and $138,105 of debt payable to Tracmark, Inc. to 24,552 shares of common stock. Those obligations arose from loans to the Company by IRC, Malcolm E. Ratliff and Tracmark, Inc.

Indebtedness of Management

         No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

Parents of the Issuer

         Unless IRC may be deemed to be a parent of the Company by virtue of its stock ownership, the Company has no parents.

Transactions with Promoters

         With the exception of the Compensation Agreements of Malcolm E. Ratliff and Jeffrey D. Jenson, and the issuance of

"unregistered" and "restricted" shares of the Company's common stock to IRC, Malcolm E. Ratliff and Tracmark, Inc. in cancellation of debt, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had a material interest.

PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

1. Financial Statements:
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows

2.  Financial Statement Schedules:

Schedule II - Accounts Receivable from
Related Parties,
Underwriters, Promoters
and Employees other than
Related Parties

Schedule X - Supplementary Income Statement Information

3.  Exhibits.

(a) - The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:

(i) from the Registration Statement on Form 10-SB filed with the Commission August 7, 1997 (Registration No. 0-29386)

Exhibit Number and Description

          3.1              Initial Articles of Incorporation
          3.2              Bylaws
          3.3              Articles of Amendment dated April 12, 1966

          3.4              Articles of Amendment dated July 12, 1984
          3.5              Articles of Amendment dated December 18, 1991
          3.6              Articles of Amendment dated September 11, 1992
          3.7              Articles of Incorporation of the Tennessee
                           wholly-owned subsidiary
          3.8              Articles of Merger and Plan of Merger (taking into
                           account the formation of the Tennessee
                           wholly-owned subsidiary for the purpose of
                           changing the Company's domicile and effecting
                           reverse split)
          5.1              Opinion of Robson & Miller, LLP
      10.1(a)              Purchase Agreement with IRC
      10.1(b)              Amendment to Purchase Agreement with IRC
      10.1(c)              General Bill of Sale and Promissory Note
      10.2(a)              Compensation Agreement - M. E. Ratliff
      10.2(b)              Compensation Agreement - Jeffrey D. Jenson

      10.2(c)              Compensation Agreement - Leonard W. Burningham, Esq.
      10.3                 Agreement with The Natural Gas Utility District of
                           Hawkins County, Tennessee
      10.4                 Agreement with Powell Valley Electric
                           Cooperative, Inc.
      10.5                 Agreement with Enserch Energy Services, Inc.
      16.1                 Letter of David T. Thomson, CPA, Regarding Change in
                           Certifying Accountant
      16.2                 Letter of Charles M. Stivers, CPA, Regarding Change
                           in Certifying Accountant
      16.3                 Letter of Price-Bednar, LLP, CPA, Regarding Change
                           in Certifying Accountant
      23.1                 Consent of Charles M. Stivers, CPA
      23.2                 Consent of David T. Thomson, CPA
      23.3                 Consent of BDO Seidman, LLP
      23.4                 Consent of Robson & Miller, LLP
      99.1                 Beech Creek Lease Schedule
      99.2                 Wildcat Lease Schedule
      99.3                 Burning Springs Lease Schedule
      99.4                 Fentress County Lease Schedule
      99.5                 Swan Creek Lease Schedule
      99.6                 Alabama Lease Schedule
      99.7                 Coburn Engineering Report dated June 18, 1997.

(ii) from Amendment No. 1 to the Registration Statement on Form 10-SB filed with the Commission December 11, 1997 (Registration No. 0-29386)

Exhibit Number and Description

       5.1                 Opinion of Robson & Miller, LLP

      23.1                 Consent of Charles M. Stivers, CPA
      23.3                 Consent of BDO Seidman, LLP
      23.4                 Consent of Robson & Miller, LLP
      23.5                 Consent of Coburn Petroleum Engineering Co.

(iii) Current Report on Form 8-K, Date of Report, February 27, 1998:

Exhibit Number and Description

      2.1 Plan of Acquisition. Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.


(iii) Current Report on Form 8-KA, Date of Report, February 27, 1998:

Exhibit Number and Description

         Financial Statements of Business Acquired (AFG Energy, Inc.)

                           Independent auditor's report, statement of revenues and direct operating expenses and notes to financial statements of the properties acquired by Tengasco, Inc. from AFG Energy, Inc.

         Pro Forma Financial Information
                           Pro forma combined statements of loss for year ended December 31, 1997 for Tengasco, Inc. from AFG Energy, Inc.

      2.1(a) Exhibit A to Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.

         The following exhibits are filed herewith:

      10.6                 Teaming Agreement between Operations Management
                           International, Inc. and Tengasco, Inc. dated March
                           12, 1997
      10.7                 Agreement for Transition Services between Operations
                           Management International, Inc. and Tengasco, Inc.
                           regarding the East Tennessee Technology Park
      21                   List of Subsidiaries
      99.8                 Coburn Engineering Report dated February 18, 1997
                           (paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy).
      99.9                 Columbia Engineering Report dated March 2, 1997
                           (paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TENGASCO, INC.
                                        (Registrant)

                                        By: /s/Robert M. Carter
                                            -------------------
                                        Robert M. Carter,
                                        President

                                        Dated:  April 10, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                           Title                     Date

s/Allen H. Sweeney                  Chairman of the Board     April 13, 1998
-------------------                 of Directors
Allen H. Sweeney

s/Joseph Earl Armstrong             Director                  April 10, 1998
-----------------------
Joseph Earl Armstrong

                                    Director                  April,    1998
-----------------------
James A. Gerding

s/James B. Kreamer                  Director                  April 10, 1998
-----------------------
James B. Kreamer

                                    Director                  April,    1998
-----------------------
William A. Moffett

s/Shigemi Morita                    Director                  April 10, 1998
-----------------------
Shigemi Morita
s/Robert M. Carter                  President                 April 10, 1998
----------------------
Robert M. Carter

s/William F. Stenken                Principal Financial       April 10, 1998
----------------------              and Accounting
William Stenken                     Officer