Form 10QSB
period 1998-03-31
TENGASCO INC
filed 1998-05-12
CIK 1001614

                   U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended March 31, 1998
                                               --------------
                         Commission File No. 0-20975

                                Tengasco, Inc.
                                -------------
      (Exact name of small business issuer as specified in its charter)

          Tennessee                                       87-0267438
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                603 Main Avenue, Suite 500, Knoxville, TN 37902
                -----------------------------------------------
                   (Address of principal executive offices)

                                (423) 523-1124
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,284,801 common shares at
                                                  --------------------------
March 31, 1998.
---------------
Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                TENGASCO, INC.

                              TABLE OF CONTENTS

                                                                                          PAGE
PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

         o        Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997......................................................     3

         o        Consolidated Statements of Loss for the three months
                  ended March 31, 1998 and 1997..........................................     5

         o        Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997..........................................     6

         o        Notes to Consolidated Financial Statements.............................     7


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS.................................................     8

PART II.          OTHER INFORMATION

         o        Signatures.............................................................    10

                                TENGASCO, INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                              March 31, 1998        December 31, 1997
                                                                 (Unaudited)            (Audited)
                                                              --------------        -----------------
Current Assets:
     Cash and cash equivalents (Note 3)                            $462,441               $4,451,274
     Accounts  Receivable                                           226,870                      -
     Other current assets                                           350,732                  411,192
                                                              --------------        -----------------

Total current assets                                              1,040,043                4,862,466

Oil and gas properties, net (on the basis of  full cost           6,856,228                6,872,571
      accounting)

Pipeline facilities, at cost                                      3,420,269                2,596,967

Property and equipment, net                                         319,828                  302,146

Other                                                                10,272                   10,661
                                                              --------------        -----------------



                                                                $11,646,640              $14,644,811
                                                              ==============        =================

         See accompanying notes to consolidated financial statements

                                TENGASCO, INC.

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31, 1998         December 31, 1997
                                                              (Unaudited)               (Audited)
                                                           -----------------       ------------------

Current liabilities
     Notes payable                                               $1,500,000               $2,007,486
     Loans payable to affiliates                                    252,398                  252,398
     Due to AFG Energy, Inc. (Note 3)                               763,375                3,552,005
     Current maturities of long-term debt                            45,748                   41,161
     Accounts payable - trade                                       525,510                  527,398
     Accrued liabilities                                            296,149                  256,589
                                                           -----------------       ------------------
Total current liabilities                                         3,383,180                6,637,037

Due to AFG Energy, Inc.(Note 3)                                   1,667,125                1,865,078

Long term debt, less current maturities                             159,825                  141,215
                                                           -----------------       ------------------
Total liabilities                                                 5,210,130                8,643,330
                                                           -----------------       ------------------
Stockholders' equity
     Common stock , $.001 par value, 50,000,000 shares
         authorized                                                   7,159                    7,029
     Additional paid-in capital                                  14,043,612               13,276,752
     Unamortized stock award                                        (46,047)                 (63,540)
     Accumulated Deficit                                         (7,568,214)              (7,218,760)
                                                           -----------------       ------------------
Total stockholders' equity                                        6,436,510                6,001,481


                                                                $11,646,640              $14,644,811
                                                           =================       ==================

         See accompanying notes to consolidated financial statements

                                TENGASCO, INC.

                        CONSOLIDATED STATEMENTS OF LOSS

                                 (Unaudited)

                                                             For the Three           For the Three
                                                              Months Ended            Months Ended
                                                             March 31, 1998          March 31, 1997
                                                              (Unaudited)              (Unaudited)
                                                           -----------------       ------------------
Oil and gas revenues                                              $ 610,509            $         -


Costs and other deductions
     Production Costs and Taxes                                     265,487                   21,544
     Depletion, depreciation and amortization                       122,714                   16,099
     Interest expense                                                72,716                  313,070
     General and administrative costs                               484,218                  310,277
     Realized loss on sale of investments                            14,828                        0
                                                           -----------------       ------------------
Total costs and other deductions                                    959,963                  660,990
                                                           -----------------       ------------------
Net loss                                                         $ (349,454)              $ (660,990)
                                                           -----------------       ------------------

Basic and diluted loss per common share                             $ (0.05)                 $ (0.12)
                                                           =================       ==================

         See accompanying notes to consolidated financial statements

                                TENGASCO, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


Three Months Ended  March 31                                      1998                     1997
                                                           -----------------       ------------------
Operating activities
     Net loss                                                    $ (349,454)              $ (660,990)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depletion, depreciation and amortization                  122,714                   16,099
          Amortization of deferred loan costs                                                113,750
          Amortization of imputed value of stock warrants issued                             165,000
          Compensation paid in stock options                         45,921                   64,169
          Changes in assets and liabilities:
               Accounts receivable                                 (226,870)                   2,097
               Other current assets                                  60,410                   (4,709)
               Accounts payable                                      (1,888)                 (71,156)
               Accrued liabilities                                   39,560                   (4,918)
               Stockholder advances payable                             -                    302,000
                                                           -----------------       ------------------
Net cash used in operating activities                              (309,607)                 (78,658)
                                                           -----------------       ------------------

Investing activities
     Additions to property and equipment                            (40,819)                 (39,156)
     Additions to oil and gas properties                           (397,795)                 (45,789)
     Additions to pipeline facilities                              (823,302)                 (37,626)
                                                           -----------------       ------------------
Net cash used in investing activities                            (1,261,916)                (122,571)
                                                           -----------------       ------------------


Financing activities
     Proceeds from borrowings                                        35,485                   36,668
     Repayment of amount due AFG Energy, Inc.                    (2,990,253)
     Repayments of borrowings                                      (516,104)                  (7,004)
     Proceeds from issuance of common stock                         973,562                   28,852
     Proceeds from sale of oil and gas properties                    80,000
                                                           -----------------       ------------------
Net cash (used in)  provided by financing activities             (2,417,310)                  58,516
                                                           -----------------       ------------------
Net decrease in cash and cash
    equivalents                                                  (3,988,833)                (142,713)

Cash and cash equivalents, beginning of period                    4,451,274                  146,554
                                                           -----------------       ------------------

Cash and cash equivalents, end of period                          $ 462,441                  $ 3,841
                                                           =================       ==================

         See accompanying notes to consolidated financial statements

                                TENGASCO, INC.

                  Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessary indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10- KSB, which are incorporated by reference herein.

2. During the first quarter of 1998, the Company issued 25% working interests in three wells in the Swan Creek Field to a Director which were partially paid for by crediting the Director for $235,000 in placement fees for common stock private placements which occurred during the fourth quarter of 1997 and the first quarter of 1998.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties located in the state of Kansas were acquired from AFG Energy, Inc.("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998. The Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note will accrue interest at 9% per annum and is due in 23 monthly installments of principal and interest of $79,500 with a balloon payment of $983,773 due in February, 2000. The total note balance due at March 31, 1998 is $2,430,500 with a current portion payable of $763,375 and a long term amount of $1,667,125.

4. In accordance with ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,071,506 weighted average shares outstanding for the quarter ended March 31, 1998 and 5,712,287 weighted average shares outstanding for the quarter ended March 31, 1997. There were 517,502 and 948,670 potential weighted common shares outstanding at March 31, 1998 and March 31, 1997 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

                                Tengasco, Inc.

                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations

The Company is in the business of exploring for and producing oil and gas in the states of Tennessee and Kansas and marketing gas for others in the state of Tennessee. The Company has 208 producing oil and gas wells in Kansas and has nine natural gas and one oil well in Tennessee which are expected to commence production in the second quarter of 1998.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash prior to the first quarter of 1998 has been private placements of common stock, loans from individuals, loans from a majority stockholder and participation agreements with investors who provided funds for drilling wells.

Investing activities included additions of $397,795 to oil and gas properties and $823,802 to complete the Company's pipeline in Tennessee which has been under construction since 1996. The additions to oil and gas properties were primarily costs for drilling two wells in the Swan Creek Field in Northeastern Tennessee.

Cash and cash equivalents at March 31, 1998 decreased $3,988,833 from the December 31, 1997 balance of $4,451,274 due primarily to the following:

o During the first quarter of 1998 the Company closed the purchase of 208 producing oil and gas wells in Kansas from AFG Energy, Inc.(AFG) effective December 31, 1997. The Company paid $2,990,253 in cash and entered into a note payable agreement with AFG for $2,500,000.
o    The Company paid $507,486 cash to reduce a note payable to an individual.
o Net cash used in Operating Activities was $309,307 shown in detail on the Statement of Cash Flows.

Proceeds from private placements of 129,833 shares of common stock totaled $973,562 during the first quarter of 1998. Placement fees for private placements occurring during the fourth quarter of 1997 and first quarter of 1998 totaling $235,000 were credited to a Director as part of his payment to the Company for participation agreements giving him a 25% working interest in three of the Company's wells in the Swan Creek Field.

The Company's plan of operations for the next twelve months calls for drilling two wells per month in the Swan Creek Field at a cost of $250,000 per well. The Company plans to extend its recently completed pipeline in Tennessee 10 miles at a cost of $2,500,000 to connect with the main gas transmission line of East Tennessee Natural Gas.

This will allow the Company to sell natural gas throughout the southeastern and northeastern United States. At the present time, the Company does not have sufficient funds available to complete the well drilling program and pipeline extension. The Company is currently seeking additional equity funding or debt financing in order to complete the additional wells and pipeline extension as described above.

Results of Operations

The Company recognized $610,500 in revenues from the Kansas oil and gas field purchased from AFG as noted above. These are the first significant revenues the Company has recognized since its inception.

Production Costs and Taxes increased $243,943 from the first quarter of 1997 due to the inclusion of operating costs for the Kansas wells. The $101,170 increase in Depletion, Depreciation and Amortization for 1998 was mostly due to a $99,000 charge for depletion of Oil and Gas Properties computed on the units of production basis using first quarter 1998 Kansas production.

Interest Expense for the first quarter of 1998 decreased $240,354 from the first quarter of 1997. The 1997 expense included a $165,000 charge for the imputed value of common stock warrants issued and $113,750 for amortization of deferred loan costs. The 1998 expense does not include a charge for either of these items as they were fully amortized during 1997. Interest Expense for Notes Payable in the first quarter 1998 increased $38,000 over the first quarter of 1997.

General and Administrative Expenses increased $173,491 for the first quarter of 1998 as compared to the first quarter of 1997. A majority of this increase was attributable to three areas:

o Personnel costs increased $37,000 due to higher staffing levels at the corporate office.
o    Legal and Accounting expenses increased  $45,000.
o    Public Relations costs increased $71,000.

The Company expects to earn a profit in 1998 as a result of the acquisition of the Kansas properties and the commencement of sales of natural gas and oil from the Swan Creek field in Northeastern Tennessee which is anticipated to begin during the second quarter of 1998. The Company's pipeline was recently completed and connected to a natural gas utility. Gas sales will begin upon completion of a gathering system from the Company's nine wells to the pipeline during May, 1998. The Company's expectations of earning a profit in 1998 is a forward looking statement and is subject to many variables over which the Company has no control, such as the price of oil and gas, competition, inflation, natural disasters, etc. Therefore, there can be no assurances that the Company will earn a profit in 1998.

PART II-OTHER INFORMATION

None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   May 8, 1998             TENGASCO, INC.


                           By: /s/ Robert M. Carter
                               ----------------------------------
                               Robert M. Carter, President

                           By: /s/ William F. Stenken
                               ----------------------------------
                               William F. Stenken, Chief Accounting Officer