Form 10KSB/A
period 1997-12-31
TENGASCO INC
filed 1998-06-17
CIK 1001614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB/A

(Mark one)

          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

         State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 6, 1998): 7,284,801

         Documents Incorporated By Reference: None.

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

                  Interest expense also increased from $201,969 in 1996 to $1,885,448 in 1997 as the result of: (1) amortization of $1,100,000 in loan fees which were paid by the issuance of common stock and options; (2) amortization of the imputed value of stock warrants issued in connection with notes payable (the validity of these warrants is being contested by the Company. See, "Part I" - "Item 3 - Legal Proceedings"); (3) amortization of debt issuance costs relating to the pipeline financing which occurred in the fourth quarter of 1996; (4) increased amounts of debt financing during 1997; and, (5) amortization of costs to convert debt to equity for a related party.

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

                   An additional $3,000,000 in cash which was on hand at December 31, 1997, was used as partial payment for the Kansas

Properties.

                  The Company has experienced losses totalling $4,370,570 and $1,761,064 for the years ended December 31, 1997 and 1996, respectively, and has a working capital deficit of $1,774,571 at December 31, 1997. (See, Report of Independent Certified Public Accountants included elsewhere in this report.) In addition, the Company completed its pipeline in Tennessee in the first quarter of 1998 at an additional cost of approximately $804,000. Management's plans include raising additional capital in order to pay for drilling additional oil and gas wells. In addition, beginning in January 1998, management expects the Company to incur positive cash flow from its acquisition of the Kansas Properties and in May 1998 from the Swan Creek leases and the use of its pipeline in Tennessee. It is anticipated that these revenues will be able to be used to pay the costs of drilling additional oil and gas wells. This is, however, a forward looking statement and is subject to many variables over which the Company has no control such as the price of oil and gas, competition, inflation, etc. Therefore, there can be no assurances that the revenues from the Kansas Properties and Swan Creek leases will be sufficient to pay the costs of drilling additional oil and gas wells.

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

                                TENGASCO, INC.
                                (Registrant)

                                By:s/Malcolm E. Ratliff
                                   --------------------------
                                     Malcolm E. Ratliff,
                                     Chief Executive Officer

                                Dated:  June 12, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                                   Title                                       Date

s/Malcolm E.  Ratliff                       Chief Executive                             June 12, 1998
----------------------                      Officer
Malcolm E. Ratliff


s/Allen H. Sweeney                          Chairman of the Board                       June 12, 1998
-------------------                         of Directors
Allen H. Sweeney


s/Joseph Earl Armstrong                     Director                                    June 12, 1998
-----------------------
Joseph Earl Armstrong


s/James B. Kreamer                          Director                                    June 10, 1998
-----------------------
James B. Kreamer


s/William A. Moffett                        Director                                    June 10, 1998
-----------------------
William A. Moffett


s/Shigemi Morita                            Director                                    June 12, 1998
-----------------------
Shigemi Morita



s/Robert M. Carter                          President                                   June 12, 1998
------------------                          Vice-President
Robert M. Carter


s/William F. Stenken                        Chief Accounting                            June 12, 1998
----------------------                      Officer
William F. Stenken


s/Sheila F. Sloan                           Treasurer                                   June 12, 1998
----------------------
Sheila F. Sloan


s/Elizabeth Wendelken                       Secretary                                   June 12, 1998
----------------------
Elizabeth Wendelken






                                                     Tengasco, Inc.




-------------------------------------------------------------------------------


                                            Consolidated Financial Statements
                                       Years Ended December 31, 1997 and 1996





                                                          Tengasco, Inc.

                                                                Contents

-------------------------------------------------------------------------------


 Report of Independent Certified Public Accountants                    2


 Consolidated Financial Statements

     Balance sheets                                                    3

     Statements of loss                                                4

     Statements of stockholders' equity                                5

     Statements of cash flows                                          6

     Notes to financial statements                                  7-29





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

As discussed in Note 16, the Company has restated its consolidated financial statements at December 31, 1997 and for the year then ended to reflect changes to amounts recorded for interest expense and additional paid-in capital relative to common shares issued in a conversion of corporate debt. The effects of these corrections are discussed in Note 16.

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


                                BDO Seidman, LLP


Atlanta, Georgia
March 12, 1998,
  except for Note 16
  which is as of June 8, 1998




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
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6, 8 and 10)

Stockholders' equity (as restated (Note 16)) (Notes 8 and 10) Common stock,
   $.001 par value; 50,000,000 shares
     authorized                                                                             7,029               5,708
   Additional paid-in capital                                                          13,470,446           4,783,369
   Unamortized stock option awards                                                        (63,540)           (292,186)
   Accumulated deficit                                                                 (7,412,454)         (3,041,884)
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                              6,001,481           1,455,007
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $14,644,811          $2,727,221
-----------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                                              Tengasco, Inc.

                                             Consolidated Statements of Loss


Years ended December 31,                                                                     1997                1996
                                                                                      As restated
                                                                                         (Note 16)
-----------------------------------------------------------------------------------------------------------------------

Oil and gas revenues                                                            $                -      $      26,253
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses
   Production costs and taxes                                                               3,748              17,138
   Depletion, depreciation and amortization                                                79,267              76,520
   General and administrative costs                                                     1,535,841           1,268,771
   Interest expense                                                                     1,885,448             201,969
   Public relations                                                                       395,292              34,575
   Legal and accounting                                                                   390,297             188,344
   Realized loss on sale of investments                                                    80,677                   -
-----------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                4,370,570           1,787,317
-----------------------------------------------------------------------------------------------------------------------

Net loss                                                                              $(4,370,570)        $(1,761,064)
-----------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share                                                   $(0.71)              $(0.32)
-----------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                                                Tengasco, Inc.

                               Consolidated Statements of Stockholders' Equity



                                                                                              Unamortized
                                                                                Additional          stock
                                                       Common Stock                paid-in         option     Accumulated
                                                 -------------------------
                                                     Shares       Amount           capital         awards         deficit
------------------------------------------------ ------------ ------------ --- ------------- -------------- ---------------

Balance, December 31, 1995                        5,229,300       $5,229       $ 2,425,185      $(130,208)    $(1,280,820)

   Common stock issued for exercised options        327,079          327            90,792              -               -

   Common stock issued for the
     extinguishment of debt                          65,569           66           638,823              -               -

   Common stock subscribed for the
     extinguishment of debt                          48,897           49           421,052              -               -

   Stock  option awards                                   -            -           225,000       (225,000)              -

   Amortization of stock option awards                    -            -            -    -         63,022               -

   Common stock options granted to
     non-employees                                        -            -           371,864              -               -

   Common stock issued in private
     placements                                      36,982           37           280,653              -               -

   Stock warrants issued in connection with
     notes payable                                        -            -           330,000              -               -

   Net loss for the year ended
     December 31, 1996                                    -            -                 -              -      (1,761,064)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                        5,707,827        5,708         4,783,369       (292,186)     (3,041,884)

   Common stock issued for exercised options        345,414          345            94,645              -               -

   Common stock issued for the
     extinguishment of debt - As restated
     (Notes 4 and 16)                                86,084           86           677,829              -               -

   Stock  option awards and amortization, net             -            -          (175,069)       228,646               -

   Common stock options granted to
     non-employees                                        -            -           295,419              -               -

   Common stock issued in private
     placements                                     754,510          754         6,307,201              -               -

   Stock issued for loan origination fee
     (Note 8)                                       100,000          100         1,024,900              -               -

   Stock issued for services                         36,000           36           462,152              -               -


   Net loss for the year ended
     December 31, 1997 - As restated (Note 16)            -            -                 -              -      (4,370,570)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 - As restated
    (Note 16)                                     7,029,835       $7,029       $13,470,446      $ (63,540)    $(7,412,454)
---------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                                               Tengasco, Inc.

                                        Consolidated Statements of Cash Flows


Years ended December 31,                                                                     1997                1996
                                                                                      As restated
                                                                                         (Note 16)
-----------------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss                                                                           $(4,370,570)        $(1,761,064)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, depreciation and amortization                                            79,267              76,520
       Loss on disposal of property and equipment                                               -               3,671
       Compensation paid in stock options                                                 736,183             434,886
       Amortization of loan fees and inputed interest incurred
         from issuance of common stock and stock options                                1,293,694                   -
       Amortization of imputed value of stock warrants issued
         in connection with notes payable                                                 220,000             110,000
       Amortization of deferred loan costs                                                170,833              56,667
       Changes in assets and liabilities:
         Accounts receivable                                                                4,658               4,360
         Prepaid expenses and other assets                                                 (4,125)             (2,677)
         Accounts payable                                                                 180,305             300,171
         Accrued liabilities                                                              148,333              13,463
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                  (1,541,422)           (764,003)
-----------------------------------------------------------------------------------------------------------------------

Investing activities
   Proceeds from sale of marketable equity securities                                           -             250,000
   Additions to property and equipment                                                   (178,169)            (60,754)
   Net additions to oil and gas properties                                               (545,429)           (744,951)
   Proceeds on sale of oil and gas interests                                              310,000             100,000
   Additions to pipeline facilities under construction                                 (1,709,652)           (887,315)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (2,123,250)         (1,343,020)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
   Payment of loan costs and other                                                              -            (238,798)
   Proceeds from borrowings                                                             1,617,924           2,156,581
   Repayments of borrowings                                                               (51,478)            (36,727)
   Proceeds from issuance of common stock                                               6,402,946             371,809
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               7,969,392           2,252,865
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               4,304,720             145,842

Cash and cash equivalents, beginning of year                                              146,554                 712
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                $ 4,451,274        $    146,554
-----------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



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

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


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

                                        The capitalized oil and gas property and pipeline costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


                                        producing the reserves using a discount
                                        factor of 10% and assuming continuation
                                        of existing economic conditions; and
                                        (b) the cost of investments in
                                        unevaluated properties excluded from
                                        the costs being amortized.

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

                                        Concentration of Credit Risk

                                        Financial instruments which potentially
                                        subject the Company to concentrations
                                        of credit risk consist principally of
                                        cash and accounts receivable. At times,
                                        such cash in banks is in excess of the
                                        FDIC

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


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

                                        Accounting Estimates

                                        The accompanying financial statements
                                        are prepared in conformity with
                                        generally accepted accounting principles which requires

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


                                        management to make estimates and
                                        assumptions that affect the reported
                                        amounts of assets and liabilities and
                                        disclosure of contingent assets and
                                        liabilities at the date of the
                                        financial statements and the reported
                                        amounts of revenues and expenses during
                                        the reporting period. The actual
                                        results could differ from those
                                        estimates.

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

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


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


2.   Going Concern                      The Company has experienced losses
                                        totalling $4,370,570 and $1,761,064 for
                                        the years ended December 31, 1997 and
                                        1996, respectively, and has a working
                                        capital deficit of $1,774,571 at
                                        December 31, 1997. These matters raise
                                        substantial doubt about the Company's
                                        ability to continue as a going concern.
                                        In addition, as of December 31, 1997,
                                        management estimates that additional
                                        costs of approximately $804,000 are
                                        required to complete its pipeline
                                        facilities under construction.
                                        Management's plans include raising
                                        additional capital in order to complete
                                        the pipeline facilities and drill
                                        additional oil and gas wells. In
                                        addition, beginning in January 1998,
                                        management expects the Company to incur
                                        positive cash flow from its acquisition
                                        of various oil and gas properties in
                                        the state of Kansas (see Note 3). The
                                        accompanying financial statements do
                                        not include any adjustments relating to
                                        the recoverability and classifications
                                        of recorded asset amounts or the
                                        amounts and classifications of
                                        liabilities that might be necessary
                                        should the Company be unable to
                                        continue as a going concern.

3.   Business
     Aquisition                         On December 18, 1997, the Company
                                        entered into an asset purchase
                                        agreement in which certain producing
                                        oil and gas properties and inventory
                                        located in the state of Kansas ("the
                                        Kansas Properties") were acquired from
                                        AFG Energy, Inc. ("AFG"). The
                                        agreement, which was effective as of
                                        December 31, 1997, closed on March 5,
                                        1998, whereby the Company paid
                                        $2,990,253 in cash and entered into a
                                        note payable agreement with AFG in the
                                        amount of $2,500,000. The note will
                                        accrue interest at 9% per annum and is
                                        due in 23 monthly installments of
                                        principal and interest of $79,500 with
                                        a

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


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

                                                                                                               Amount
                                        -----------------------------------------------------------------------------

                                        Inventory - oil in tanks                                          $   140,253
                                        -----------------------------------------------------------------------------

                                        Oil and gas properties
                                          Leasehold costs                                                   3,745,000
                                          Lease and well equipment                                          1,284,000
                                          Pipeline                                                            321,000
                                        -----------------------------------------------------------------------------

                                        Total oil and gas properties                                        5,350,000
                                        -----------------------------------------------------------------------------

                                                                                                           $5,490,253
                                        -----------------------------------------------------------------------------

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

                                        Year ended December 31,                             1997                 1996
                                        -----------------------------------------------------------------------------

                                        Revenues                                      $3,430,329          $3,194,748
                                        Net loss                                      (3,893,208)         (1,274,607)
                                        Basic and diluted loss per
                                          common share                                    $(0.63)             $(0.23)
                                        -----------------------------------------------------------------------------


                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



4.   Related Party
     Transactions                       The Company has a loan payable to a
                                        major stockholder in the amount of
                                        $250,000. Additionally, the Company has
                                        a loan payable to an affiliate in the
                                        amount of $2,398. A major stockholder
                                        of the Company is also a major
                                        stockholder of the affiliate. The loans
                                        bear interest at the rate of 10% per
                                        annum and are due on demand.

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


5.   Oil and Gas
     Properties                         The following table sets forth
                                        information concerning the Company's
                                        oil and gas properties at December 31:

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

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



6.   Pipeline Facilities
     Under Construction                 During the fourth quarter of 1996, the
                                        Company began construction of a 23-mile
                                        gas pipeline which will (1) connect the
                                        Swan Creek development project to a gas
                                        purchaser and (2) enable the Company to
                                        develop gas transmission business
                                        opportunities in the future.

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


7.   Property and                       Property and equipment consisted of
     Equipment                          the following:

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
                                        -----------------------------------------------------------------------------

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


8. Notes Payable                        Notes payable consisted of the following:

                                                                                           1997                 1996
                                        -----------------------------------------------------------------------------
                                        Note payable to an individual;
                                        approximately $500,000 due in each of
                                        January 1998 and July 1998 with interest
                                        payable quarterly at 11% per annum;
                                        collateralized by equipment owned by a
                                        major shareholder of the Company. An
                                        affiliate is serving as guarantor on the
                                        loan. The Company provided the lender
                                        with 100,000 shares of common stock as a
                                        loan origination fee. In conjunction
                                        with the loan agreement, the lender has
                                        an option to purchase 300,000 shares of
                                        the Company's common stock from IRC. In
                                        January 1998, the Company paid $500,000
                                        of principal on this note (A).               $1,007,486     $              -
                                        Note payable, in default, to an
                                        investment company due May 1997 with
                                        interest payable monthly at 10% per
                                        annum; less unamortized discount of
                                        $123,750 at December 31, 1996, relating
                                        to stock warrants issued; collateralized
                                        by a subordinated security interest in
                                        all assets ofthe Company (B).                   500,000              376,250

                                        Note payable, in default, to an
                                        individual due April 1997 with interest
                                        payable monthly at 10% per annum; less
                                        unamortized discount of $48,125 at
                                        December 31, 1996, relating to stock
                                        warrants issued; collateralized  by all
                                        assets of the Company (B), (C).                 250,000              201,875

                                        Note payable, in default, to a company
                                        due April 1997 with interest payable
                                        monthly at 10% per annum; less
                                        unamortized discount of $48,125 at
                                        December 31, 1996, relating to stock
                                        warrants issued; collateralized by all
                                        assets of the Company (B).                      250,000              201,875
                                        -----------------------------------------------------------------------------

                                                                                     $2,007,486             $780,000
                                        -----------------------------------------------------------------------------


                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



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

                                                             Tengasco, Inc.

                                 Notes to Consolidated Financial Statements




9. Long Term Debt                       Long-term debt consisted of the following:
                                                                                           1997                1996
                                        -----------------------------------------------------------------------------

                                        8.75% installment note, payable $861
                                        monthly, including interest, due
                                        September 2002, collateralized by a
                                        vehicle.                                      $  39,871         $          -

                                        10.5% installment note, payable $789
                                        monthly, including interest, due October
                                        2001, collateralized by a
                                        vehicle.                                         29,730                    -

                                        11% installment note, payable $667
                                        monthly, including interest, due
                                        December 2001, collateralized by a
                                        vehicle.                                         25,671               30,563

                                        10.0% installment note, payable $503
                                        monthly, including interest, due
                                        September 2002, collateralized by a
                                        vehicle.                                         22,759                    -

                                        9.75% installment note, payable $492
                                        monthly, including interest, due July
                                        2002, collateralized by a
                                        vehicle.                                         21,762                    -

                                        9.75% installment note, payable $480
                                        monthly, including interest, due May
                                        2002, collateralized by a vehicle.
                                                                                         20,601                    -

                                        10.7% installment note, payable $423
                                        monthly, including interest, due May
                                        2000, collateralized by a vehicle.
                                                                                         10,761               14,466

                                        12% installment note, payable $385
                                        monthly, including interest, due April
                                        2000, collateralized by a
                                        vehicle.                                          9,248               12,545
                                        -----------------------------------------------------------------------------

                                        Balance carried forward                         180,403               57,574
                                        -----------------------------------------------------------------------------

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



                                                                                           1997                 1996
                                        -----------------------------------------------------------------------------

                                        Balance brought forward                        $180,403               $57,574
                                        -----------------------------------------------------------------------------

                                        Other                                             1,973                4,271
                                        -----------------------------------------------------------------------------

                                        Total long term debt                            182,376               61,845
                                        Less current maturities                         (41,161)             (14,017)
                                        -----------------------------------------------------------------------------

                                        Long term debt, less current
                                          maturities                                   $141,215             $ 47,828
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
                                        -----------------------------------------------------------------------------

                                                                                                            $182,376
                                        -----------------------------------------------------------------------------


10.    Commitments
       and Contingencies                As of December 31, 1997, the future
                                        minimum payments to be made under
                                        noncancellable operating leases were:

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

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


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


11.    Stock Options                    Changes that occurred in options
                                        outstanding in 1997 and 1996 are
                                        summarized below:

                                                                         1997                         1996
                                                               -------------------------     ------------------------
                                                                                 Average                      Average
                                                                                Exercise                     Exercise
                                                                     Shares        Price          Shares        Price
                                        ------------------------------------------------------------------------------

                                        Outstanding,
                                          beginning
                                           of year               1,202,420        $3.295      1,791,849       $0.483
                                        Granted                    230,000         5.000        730,000        5.566
                                        Exercised                 (345,414)        0.275       (327,079)       0.275
                                        Expired/canceled          (627,006)        5.359       (992,350)       0.275
                                                                  --------                     --------

                                        Outstanding,
                                          end of year              460,000         5.314      1,202,420        3.295

                                        Exercisable,
                                          end of year              354,583         5.440        538,805        1.882
                                        ------------------------------------------------------------------------------


                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements

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

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



                                                                                           1997                1996
                                        -----------------------------------------------------------------------------

                                        Net loss
                                            As reported                             $(4,370,570)        $(1,761,064)
                                            Pro forma                                (4,507,821)         (1,932,628)
                                        -----------------------------------------------------------------------------

                                        Basic and diluted loss per share
                                            As reported                                  $(0.71)             $(0.32)
                                            Pro forma                                     (0.73)              (0.36)
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

                                        A reconciliation of the statutory U.S.
                                        Federal income tax and the income tax
                                        provision included in the accompanying
                                        consolidated statements of loss is as
                                        follows:

                                        Year ended December 31,                            1997               1996
                                        -----------------------------------------------------------------------------

                                        Statutory rate                                     34%                  34%
                                        Tax (benefit) at statutory rate             $(1,486,000)         $(599,000)
                                        State income tax (benefit)                     (248,000)           (99,000)
                                        Nondeductible interest expense                  126,000                  -
                                        Other                                            (9,000)             3,000
                                        Increase in deferred tax asset
                                          valuation allowance                         1,617,000            695,000
                                        -----------------------------------------------------------------------------

                                        Total income tax provision             $              -    $             -
                                        -----------------------------------------------------------------------------


                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



                                        The components of the net deferred tax
                                        assets and liabilities are as follows:

                                        Year ended December 31,                              1997              1996
                                        -----------------------------------------------------------------------------
                                          Net operating loss carryforward              $2,381,000      $    798,000
                                          Capital loss carryforward                       270,000           238,000
                                          Accrued expenses                                323,000           223,000
                                        -----------------------------------------------------------------------------

                                                                                        2,974,000         1,259,000

                                        Valuation allowance                            (2,794,000)       (1,177,000)
                                        -----------------------------------------------------------------------------

                                                                                          180,000            82,000
                                        -----------------------------------------------------------------------------

                                        Deferred tax liability:
                                          Oil and gas properties                          155,000            81,000
                                          Property and equipment                           25,000             1,000
                                        -----------------------------------------------------------------------------

                                                                                          180,000            82,000
                                        -----------------------------------------------------------------------------

                                        Net deferred taxes                             $        -       $         -
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

                                        As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,954,000 which will expire, if not utilized, as follows:

                                                 Year                                                        Amount
                                        -----------------------------------------------------------------------------

                                                 2010                                                   $   546,000
                                                 2011                                                     1,378,000
                                                 2012                                                     4,030,000
                                        -----------------------------------------------------------------------------

                                                 Total                                                   $5,954,000
                                        -----------------------------------------------------------------------------


                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



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


14.  Supplemental
     Disclosure
     of Cash Flows                      The Company paid approximately $282,000
                                        and $26,000 for interest in 1997 and
                                        1996, respectively. The Company paid $0
                                        for income taxes in 1997 and 1996.

                                        In 1997, the Company issued 86,084
                                        shares of common stock to extinguish
                                        approximately $484,000 of debt. Loan
                                        fees of approximately $194,000 were
                                        incurred in connection with this
                                        issuance of common stock.

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

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements




15.  Supplemental Oil and
     Gas Information                    Information with respect to the
                                        Company's oil and gas producing
                                        activities is presented in the
                                        following tables. Estimates of reserve
                                        quantities, as well as future
                                        production and discounted cash flows
                                        before income taxes, were determined by
                                        Coburn Petroleum Engineering ("Coburn")
                                        and by Columbia Engineering,
                                        independent petroleum engineers, as of
                                        December 31, 1997 and by Coburn as of
                                        December 31, 1996.

                                        Oil and Gas Related Costs

                                        The following table sets forth
                                        information concerning costs related to
                                        the Company's oil and gas property
                                        acquisition, exploration and development activities in the United States during the years ended December 31, 1997 and 1996:

                                                                                             1997              1996
                                        -----------------------------------------------------------------------------

                                        Property acquisition
                                          Proved                                       $5,406,080        $   78,991
                                          Unproved                                         50,424            25,274
                                        Less - proceeds from sales of
                                          properties                                     (310,000)         (100,000)  )
                                        Development costs                                 438,924           673,022
                                        -----------------------------------------------------------------------------

                                                                                       $5,585,428         $ 677,287
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
                                        -----------------------------------------------------------------------------

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements

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
                                        -----------------------------------------------------------------------------


                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements

                                        Proved developed producing reserves
                                        at, December 31, 1996                                   -                  -
                                        -----------------------------------------------------------------------------

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements



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

                                        Standardized Measure of Discounted
                                        Future Net Cash Flows (unaudited)

                                        The standardized measure of discounted
                                        future net cash flows from the Company's proved oil and gas reserves at December 31, 1997 and 1996 is presented in the following table:

                                                                                              1997             1996
                                        -----------------------------------------------------------------------------

                                        Future cash inflows                            $87,493,504      $84,106,507
                                        Future production costs and taxes              (21,813,667)      (6,219,598)
                                        Future development costs                        (2,873,550)      (5,775,000)
                                        Future income tax expenses                     (12,918,485)     (18,909,520)
                                        -----------------------------------------------------------------------------

                                        Net future cash flows                           49,887,802       53,202,389

                                        Discount at 10% for timing of cash flows       (17,864,113)     (22,823,876)
                                        -----------------------------------------------------------------------------

                                        Discounted future net cash flows from
                                        proved reserves                                $32,023,689      $30,378,513
                                        -----------------------------------------------------------------------------

                                        The following table sets forth the
                                        changes in the standardized measure of
                                        discounted future net cash flows from
                                        proved reserves during 1997 and 1996:

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements


                                                                                             1997              1996
                                        -----------------------------------------------------------------------------

                                        Balance, beginning of year                    $30,378,513      $  3,663,462
                                        -----------------------------------------------------------------------------

                                        Sales, net of production costs
                                            and taxes                                       3,748            (9,115)
                                        Acquisition of proved reserves                 10,351,389        33,874,577
                                        Discoveries and extensions                      1,984,106                 -
                                        Changes in prices and
                                            production costs                          (13,640,812)        2,374,267
                                        Revisions of quantity estimates                (8,576,161)           42,164
                                        Changes in development costs                    3,882,741                 -
                                        Net change in income taxes                      3,454,082        (9,975,394)
                                        Interest factor - accretion of discount         4,134,810           465,765
                                        Changes in production rates
                                            and other                                      51,273           (57,213)
                                        -----------------------------------------------------------------------------

                                        Balance, end of year                          $32,023,689       $30,378,513
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

                                                            Tengasco, Inc.

                                 Notes to Consolidated Financial Statements

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


16. Restatement of 1997
    Financial Statements                The Company has restated the 1997
                                        financial statements to reflect changes
                                        to amounts recorded for interest
                                        expense and additional paid-in capital
                                        relative to the issuance of 86,084
                                        shares of common stock to extinguish
                                        approximately $484,000 of debt. The
                                        value assigned to shares issued was
                                        consistent with the value received in
                                        the private placement of shares with
                                        third parties (see Note 4).

                                        With respect to the 1997 financial
                                        statements, the restatement resulted in
                                        the recording of additional interest
                                        expense of $193,694 which increased the
                                        net loss by $193,694 ($0.04 basic and
                                        diluted loss per common share). The
                                        restatement has no effect on total
                                        stockholders' equity or on net cash used in operating activities.

                                        These matters are summarized in the
                                        table below:

                                        Year ended December 31, 1997
                                        -----------------------------------------------------------------------------

                                        Net loss as originally stated:                                   $(4,176,876)
                                            Adjustment:                                                     (193,694)
                                        -----------------------------------------------------------------------------

                                        Net loss as restated:                                            $(4,370,570)
                                        -----------------------------------------------------------------------------

                                        Basic and diluted loss per common share:
                                        Net loss per share as originally stated:                             $(0.67)
                                            Adjustment:                                                       (0.04)
                                        -----------------------------------------------------------------------------

                                        Net loss per share, as restated                                      $(0.71)
                                        -----------------------------------------------------------------------------
