Form 10QSB/A
period 1998-03-31
TENGASCO INC
filed 1998-06-24
CIK 1001614

                         U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 Form 10-QSB/A

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1998

                          Commission File No. 0-20975

                                Tengasco, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Tennessee                                87-0267438
      ------------------------------                 -------------------
      State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)



                603 Main Avenue, Suite 500, Knoxville, TN 37902
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (423) 523-1124
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
7,284,801 common shares at March 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes    No    X

                                TENGASCO, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         o        Consolidated Balance Sheets as of March 31, 1998 and
                  December 31,1997......................................     3

         o        Consolidated Statements of Loss for the three months
                  ended March 31, 1998 and 1997.........................     5

         o        Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1998 and 1997..................     6

         o        Notes to Consolidated Financial Statements............     7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................     8


PART II. OTHER INFORMATION

         o        Signatures............................................    10

                                TENGASCO, INC.

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                          March 31, 1998       December 31, 1997
                                            (Unaudited)            (Audited)
                                            -----------            ---------


Current Assets:
     Cash and cash equivalents (Note 3)   $   462,441            $ 4,451,274
     Accounts  Receivable
                                              226,870                      -
     Other current assets                     350,732                411,192
                                          -----------            -----------

Total current assets                        1,040,043              4,862,466

Oil and gas properties, net (on the
      basis of full cost accounting)        6,856,228              6,872,571

Pipeline facilities, at cost                3,420,269              2,596,967

Property and equipment, net                   319,828                302,146

Other                                          10,272                 10,661
                                          -----------            -----------
                                          $11,646,640            $14,644,811
                                          ===========            ===========

         See accompanying notes to consolidated financial statements.

                                TENGASCO, INC.

                         CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31, 1998       December 31, 1997
                                                       (Unaudited)            (Audited)
                                                     -------------        -----------------

Current liabilities
     Notes payable                                      $1,500,000            $2,007,486
     Loans payable to affiliates                           252,398               252,398
     Due to AFG Energy, Inc. (Note 3)                      763,375             3,552,005
     Current maturities of long-term debt                   45,748                41,161
     Accounts payable - trade                              525,510               527,398
     Accrued liabilities                                   296,149               256,589
                                                       -----------           -----------

Total current liabilities                                3,383,180             6,637,037

Due to AFG Energy, Inc.(Note 3)                          1,667,125             1,865,078

Long term debt, less current maturities                    159,825               141,215
                                                       -----------           -----------

Total liabilities                                        5,210,130             8,643,330
                                                       -----------           -----------

Stockholders' equity
     Common stock , $.001 par value,
       50,000,000 shares authorized                          7,159                 7,029
     Additional paid-in capital                         14,237,306            13,470,446
     Unamortized stock award                               (46,047)              (63,540)
     Accumulated Deficit                                (7,761,908)           (7,412,454)
                                                       -----------           -----------
Total stockholders' equity                               6,436,510             6,001,481
                                                       -----------           -----------
                                                       $11,646,640           $14,644,811
                                                       ===========           ===========

         See accompanying notes to consolidated financial statements.

                                TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS


                                 (Unaudited)

                                                                      For the Three         For the Three
                                                                       Months Ended          Months Ended
                                                                      March 31, 1998        March 31, 1997
                                                                       (Unaudited)           (Unaudited)
                                                                       -----------           -----------

Oil and gas revenues
                                                                       $    610,509          $         -



Costs and other deductions

     Production Costs and Taxes                                             265,487               21,544
     Depletion, depreciation and amortization                               122,714               16,099
     Interest expense                                                        72,716              313,070
     General and administrative costs                                       484,218              310,277
     Realized loss on sale of investments                                    14,828                    0
                                                                        -----------           ----------
Total costs and other deductions                                            959,963              660,990
                                                                        -----------           ----------
Net loss                                                                $  (349,454)          $ (660,990)
---------------------------------------                                 -----------           ----------

Basic and diluted loss per common share                                 $     (0.05)          $    (0.12)
---------------------------------------                                 ===========           ==========


         See accompanying notes to consolidated financial statements.

                                TENGASCO, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)



Three Months Ended March 31                                                1998                 1997
                                                                           ----                 ----

Operating activities
 Net loss                                                            $  (349,454)         $  (660,990)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depletion, depreciation and amortization                               122,714               16,099
  Amortization of deferred loan costs                                          -              113,750
  Amortization of imputed value of stock warrants issued                       -              165,000
  Compensation paid in stock options                                      45,921               64,169
  Changes in assets and liabilities:
   Accounts receivable                                                  (226,870)               2,097
   Other current assets                                                   60,410               (4,709)
   Accounts payable                                                       (1,888)             (71,156)
   Accrued liabilities                                                    39,560               (4,918)
   Stockholder advances payable                                                -              302,000
                                                                      ----------           ----------

Net cash used in operating activities                                   (309,607)             (78,658)

Investing activities
 Additions to property and equipment                                     (40,819)             (39,156)
 Additions to oil and gas properties                                    (397,795)             (45,789)
 Additions to pipeline facilities                                       (823,302)             (37,626)
                                                                      ----------           ----------

Net cash used in investing activities                                 (1,261,916)            (122,571)

Financing activities
 Proceeds from borrowings                                                 35,485               36,668
 Repayments of borrowings                                             (3,506,357)              (7,004)
 Proceeds from issuance of common stock                                  973,562               28,852
 Proceeds from sale of oil and gas properties                             80,000                    -
                                                                      ----------           ----------

Net cash provided by financing activities                             (2,417,310)              58,516

Net decrease in cash and cash
 equivalents                                                          (3,988,833)            (142,713)

Cash and cash equivalents, beginning of period                         4,451,274              146,554

Cash and cash equivalents, end of period                              $  462,441           $    3,841
                                                                      ==========           ==========

         See accompanying notes to consolidated financial statements.

                                Tengasco, Inc.

                  Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB.

2. During the first quarter of 1998, the Company issued a fully paid 25% working interest in three wells in the Swan Creek Field to a Director which were paid for in part by crediting the Director for $235,000 in placement fees for common stock private placements which occurred during the fourth quarter of 1997 and the first quarter of 1998. If, however, it is determined that a well(s) is no longer economically feasible and as such is subsequently plugged and abandoned, the Director has the option to convert amounts paid for that well(s) to restricted common shares of Tengasco, Inc. at 70% of the then current market value.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties located in the state of Kansas were acquired from A.F.G. Energy, Inc.("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998. The Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note will accrue interest at 9% per annum and is due in 23 monthly installments of principal and interest of $79,500 with a balloon payment of $983,773 due in February, 2000. The total note balance due at March 31, 1998 is $2,430,500 with a current portion payable of $763,375 and a long term amount of $1,667,125.

4. In accordance with ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,071,506 weighted average shares outstanding for the quarter ended March 31, 1998 and 5,712,287 weighted average shares outstanding for the quarter ended March 31, 1997. There were 517,502 and 948,670 potential weighted common shares outstanding at March 31, 1998 and March 31, 1997 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash prior to the first quarter of 1998 has been from entering into notes payable, private placements of common stock and loans from a majority stockholder.

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

Proceeds from private placements of 129,833 shares of common stock totaled $973,562 during the first quarter of 1998. Placement fees for private placements occurring during the fourth quarter of 1997 and first quarter of 1998 totaling $235,000 were paid to an individual in the form of 25% working interests in three wells.

The Company's plan of operations for the next twelve months call for drilling two wells per month in the Swan Creek Field at a cost of $250,000 per well. The Company plans to extend its recently completed pipeline in Tennessee 10 miles at a cost of $2,500,000 to connect with the main gas transmission line of East Tennessee Natural Gas. This will allow the Company to sell natural gas throughout the southeastern and northeastern United States. At the present time, the Company does not have sufficient funds available to complete the well drilling program and pipeline extension. The company is currently seeking additional equity funding or debt financing in order to complete the additional wells and pipeline extension as described above.

Results of Operations

The company recognized $610,500 in revenues from the Kansas oil and gas field purchased from AFG as noted above. These are the first significant revenues the company has recognized since its inception.

Production Costs and Taxes increased $243,943 from the first quarter of 1997 due to the inception of operating costs for the Kansas operation. The $101,170 increase in Depletion, Depreciation and Amortization for 1998 was mostly due to a $99,000 charge for depletion of Oil and Gas Properties computed on the units of production basis using first quarter 1998 Kansas production.

Interest Expense for the first quarter of 1998 decreased $240,354 from the first quarter of 1997. The 1997 expense included a $165,000 charge for the imputed value of common stock warrants issued and $113,750 for amortization of deferred loan costs. The 1998 expense does not include a charge for either of these items as they were fully amortized in during 1997. Interest Expense for Notes Payable in the first quarter 1998 increased $38,000 over the first quarter of 1997.

General and Administrative Expenses increased $173,491 for the first quarter of 1998 as compared to the first quarter of 1997. A majority of this increases were attributable to three areas:

o Personnel costs increased $37,000 due to higher staffing levels at the corporate office.

o    Legal and Accounting expenses increased $45,000.

o Public Relations costs increased $71,000 for expenses incurred to promote the Company's common stock through several market makers.

The Company expects to earn a profit in 1998 as a result of the acquisition of the Kansas properties and the commencing of sales of natural gas and oil from the Swan Creek field in Northeastern Tennessee during the second quarter of 1998. The Company's pipeline was recently completed and connected to a natural gas utility. Gas sales will begin upon completion of a gathering system from the Company's nine wells to the pipeline during July, 1998. There is no assurance the Company will earn a profit in 1998 due to many variables which the Company has no control, such as the price of oil and gas, competition, natural disasters, etc.

PART II-OTHER INFORMATION

NONE.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  June 22, 1998                    TENGASCO, INC.



                      By:  /s/  Robert M. Carter
                           --------------------------------------------
                           Robert M. Carter, President


                      By:  /s/  William F. Stenken
                           --------------------------------------------
                           William F. Stenken, Chief Accounting Officer