Form 10QSB
period 1998-06-30
TENGASCO INC
filed 1998-08-19
CIK 1001614

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1998
                     -------------

                          Commission File No. 0-20975

                                Tengasco, Inc.
                                --------------
       (Exact name of small business issuer as specified in its charter)

          Tennessee                                     87-0267438
------------------------------               ---------------------------------
State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                603 Main Avenue, Suite 500, Knoxville, TN 37902
                -----------------------------------------------
                   (Address of principal executive offices)

                                (423) 523-1124
                                --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,200 common shares at 7/30/98.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                TENGASCO, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

o    Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997 ...................................................   3

o    Consolidated Statements of Loss for the three and six months
     ended June 30, 1998 and 1997 ........................................   5

o    Consolidated Statements of Stockholders Equity for the six
     Months ended June 30, 1998 ..........................................   6

o    Consolidated Statements of Cash Flows for the three months
     ended June 30, 1998 and 1997 ........................................   7

o    Notes to Consolidated Financial Statements ..........................   8


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF
                 OPERATIONS ..............................................  10

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS ........................................  13

         ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K ........................  14



PART II. OTHER INFORMATION

     o   Signatures .....................................................   15

                              TENGASCO, INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS



                                            June 30, 1998  December 31, 1997
                                             (Unaudited)       (Audited)
                                            -------------  -----------------
Current Assets:
     Cash and cash equivalents               $   274,151   $ 4,451,274
     Accounts  Receivable                        165,939           -
     Other current assets                        297,752       411,192
                                             -----------   -----------
Total current assets                             737,842     4,862,466

Oil and gas properties, net (on the            7,025,289     6,872,571
     basis of full cost accounting)


Pipeline facilities, at cost                   3,935,642     2,596,967

Property and equipment, net                      317,762       302,146

Other                                              9,832        10,661
                                             -----------   -----------

                                             $12,026,367   $14,644,811
                                             ===========   ===========




    See accompanying notes to condensed consolidated financial statements

                                TENGASCO, INC.


                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        June 30, 1998   December 31, 1997
                                                          (Unaudited)       (Audited)
                                                        -------------   -----------------

Current liabilities
     Notes payable                                       $  1,500,000    $  2,007,486
     Loans payable to affiliates                              252,398         252,398
     Due to AFG Energy, Inc. (Note 3)                         781,062       3,552,005
     Current maturities of long-term debt                      47,205          41,161
     Accounts payable - trade                                 749,774         527,398
     Accrued liabilities                                      335,544         256,589
                                                         ------------    ------------
Total current liabilities                                   3,665,983       6,637,037

Due to AFG Energy, Inc.(Note 3)                             1,465,436       1,865,078

Long term debt, less current maturities                       147,304         141,215
                                                         ------------    ------------
Total liabilities                                           5,278,723       8,643,330
                                                         ------------    ------------
Stockholders' equity
     Common stock , $.001 par value, 50,000,000 shares
         authorized                                             7,376           7,029
     Additional paid-in capital                            15,589,709      13,470,446
     Unamortized stock award                                  (28,554)        (63,540)
     Accumulated Deficit                                   (8,820,887)     (7,412,454)
                                                         ------------    ------------
Total stockholders' equity                                  6,747,644       6,001,481
                                                         ------------    ------------

                                                         $ 12,026,367    $ 14,644,811
                                                         ============    ============



     See accompanying notes to condensed consolidated financial statements

                                TENGASCO, INC.

                        CONSOLIDATED STATEMENTS OF LOSS

                                 (Unaudited)


                                                For The Three Months Ended     For The Six Months Ended
                                                          June 30                       June 30
                                                --------------------------    --------------------------
                                                     1998           1997          1998            1997
                                                -----------     ----------     ----------     ----------
Oil and gas revenues                            $   480,551            -        1,091,060            -

Costs and other deductions
     Production Costs and Taxes                     530,360         20,175        795,847         41,719
     Depletion, depreciation and amortization       118,214         17,197        241,043         33,296

     Interest expense                                96,736        294,705        169,452        494,025
     Amortization of Deferred Loan Costs                -          249,580            -          249,580
     General and administrative costs               827,228        558,412      1,311,331        982,439
     Realized Gain on sale of investments           (33,008)           -          (18,180)           -
                                                -----------     ----------     ----------     ----------
Total costs and other deductions                  1,539,530      1,140,069      2,499,493      1,801,059
                                                -----------     ----------     ----------     ----------
Net loss                                        $(1,058,979)    (1,140,069)    (1,408,433)    (1,801,059)
---------------------------------------         -----------     ----------     ----------     ----------

Basic and diluted loss per common share         $     (0.15)    $    (0.20)    $    (0.20)    $    (0.31)
---------------------------------------         ===========     ==========     ==========     ==========




    See accompanying notes to condensed consolidated financial statements

                                TENGASCO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                                                                                              Unamortized
                                                         Common Stock         Additional         Stock
                                                         -------------         Paid In           Option     Accumulated
                                                    Shares          Amount     Capital           Awards      Deficit
                                                  ---------         ------   -----------      -----------  -----------
Balance, December 31, 1997                        7,029,835         $7,029   $13,470,446      $ (63,540)   $(7,412,454)

Common stock issued in private placements           344,258            344     2,403,369            -              -

Common stock issued for services                      2,805              3        19,138            -              -

Amortization of stock option awards                     -              -             -           34,986            -

Common stock options granted to
   non employees                                                                  56,756

Placement fees paid in well working interests                                   (360,000)

Net loss for the six months
   ended June 30, 1998                                  -              -             -              -       (1,408,433)
                                                  ---------         ------   -----------      ---------    -----------
Balance, June 30, 1998                            7,376,898         $7,376   $15,589,709      $ (28,554)   $(8,820,887)
                                                  =========         ======   ===========      =========    ===========



     See accompanying notes to condensed consolidated financial statements

                                TENGASCO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


Six Months Ended  June 30, 1998                                         1998          1997
                                                                   -----------    -----------
Operating activities
     Net loss                                                      $(1,408,433)   $(1,801,059)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depletion, depreciation and amortization                     241,043         33,296
          Amortization of loan fees and imputed interest from
                issuance of common stock and stock options                 -          614,107
          Amortization of imputed value of stock warrants issued           -          220,000
          Compensation paid in stock options                            91,742        155,416
          Imputed Interest Changes in assets and liabilities:
               Accounts receivable                                    (165,939)         2,097
               Other current assets                                    113,390          4,387
               Accounts payable                                        222,376        (97,177)
               Accrued liabilities                                      78,954         27,683
               Stockholder advances payable                                -          (48,190)
                                                                   -----------    -----------
Net cash used in operating activities                                 (826,867)      (889,440)
                                                                   -----------    -----------
Investing activities
     Additions to property and equipment                               (62,312)       (64,735)
     Additions to oil and gas properties                              (786,186)       (64,656)
     Additions to pipeline facilities                               (1,338,675)      (279,877)
                                                                   -----------    -----------
Net cash used in investing activities                               (2,187,173)      (409,268)
                                                                   -----------    -----------
Financing activities
     Proceeds from borrowings                                           35,485        809,387
     Repayments of borrowings                                       (3,701,422)       (11,350)
     Proceeds from private placements of common stock                2,403,713        575,054
     Issuance of common stock for services                              19,141
     Proceeds from sale of oil and gas properties                       80,000            -
                                                                   -----------    -----------
Net cash (used in) provided by financing activities                 (1,163,083)     1,373,091
                                                                   -----------    -----------
Net (decrease) increase in cash and cash
    equivalents                                                     (4,177,123)        74,383

Cash and cash equivalents, beginning of period                       4,451,274        146,554

Cash and cash equivalents, end of period                           $   274,151    $   220,937
                                                                   ===========    ===========



    See accompanying notes to condensed consolidated financial statements

                                Tengasco, Inc.

                  Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB.

2. During the first and second quarter of 1998, the Company issued a fully paid 25% working interest in four wells in the Swan Creek Field to a Director which were paid for in part by crediting the Director for $360,000 in placement fees for common stock private placements which occurred during the fourth quarter of 1997 and the first quarter of 1998. If, however, it is determined that a well(s) at the time of completion of the drilling is not economically feasible and as such is subsequently plugged and abandoned, the Director has 30 days, after written notice from the Company, to convert amounts paid for that well(s) to restricted common shares of Tengasco, Inc. at 70% of the then current market value. To date, four of the applicable wells developed are producing, therefore the options are not exercisable. If the option to convert the fifth well interest to common stock should become exercisable, the Company will recognize a charge to compensation expense for the difference between the market value of the stock on the date the option is exercisable and the amount paid for the working interest.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties located in the state of Kansas were acquired from A.F.G. Energy, Inc.("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998. The Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note will accrue interest at 9% per annum and is due in 23 monthly installments of principal and interest of $79,500 with a balloon payment of $983,773 due in February, 2000. The total note balance due at June 30, 1998 is $2,246,500 with a current portion payable of $781,062 and a long term amount of $1,465,436.

4. In accordance with ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,181,062 weighted average shares outstanding for the quarter ended

     June 30, 1998 and 5,799,881 weighted average shares outstanding for the quarter ended June 30, 1997. There were 497,969 and 880,056 potential weighted common shares outstanding at June 30, 1998 and June 30, 1997 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in the period of change.

     SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. The Company currently plans to adopt SFAS 133 on January 1, 2000. On that date, any hedging relationships will be designated anew and documented.

     The Company periodically enters into derivative contracts for speculative purposes. The Company expects to continue entering into derivative contracts in the future; however, it has not yet evaluated the financial impact of adopting SFAS 133.

                                Tengasco, Inc.

                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations

The Company is in the business of exploring for and producing oil and gas in the states of Tennessee and Kansas and marketing gas for others in the state of Tennessee. The Company has 208 producing oil and gas wells in Kansas and has nine natural gas and two oil wells in Tennessee which are expected to commence production in the third quarter of 1998.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash prior to the first quarter of 1998 has been from loan transactions and private placements of the Company's common stock.

Investing activities for the first six months of 1998 include additions of $786,186 to oil and gas properties and $1,338,675 for completion of the company's pipeline in Tennessee which has been under construction since 1996. The costs for oil and gas properties were primarily for drilling and completion of two natural gas and two oil wells in the Swan Creek Field in northeastern Tennessee.

Cash and cash equivalents at June 30, 1998 decreased $4,177,123 from the December 31, 1997 balance of $4,451,274 due primarily to the following:

o During the first quarter of 1998 the company closed the purchase of 208 producing oil and gas wells in Kansas from AFG Energy, Inc. (AFG) effective as of December 31, 1997. The company paid $2,990,253 in cash and issued a note payable to AFG for $2,500,000 for the balance of the purchase price.

o Costs noted above for oil and gas properties and the pipeline completion totaled $2,124,861.

o  The company paid $507,486 cash to reduce a note payable to an individual.

o Net cash used in Operating Activities was $826,867 which is shown in detail on the Statement of Cash Flows.


Proceeds from private placements of 344,258 shares of the Company's common stock totaled $2,403,713 during the first six months of 1998. Placement fees for private placements occurring during the fourth quarter of 1997 and first quarter of 1998 totaling $360,000 were paid to a director in the form of 25% working interests in five wells.

On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans are secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loan bears interest at 8% per annum and matures on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock given to the lenders. It is anticipated that this loan will be repaid by the Company out of the proceeds from an offering of the Company's convertible preferred stock described below.

The Company recently entered into agreements to acquire all of the membership interests in Twister Gas Services LLC ("Twister"), and Twister Partners LLC ("Twister Partners"), both of which are Oklahoma limited liability companies and all of the stock of Twister Transmission Company ("TTC") and ZG Exploration Corporation ("ZGX"), both of which are Oklahoma corporations (these entities are collectively referred to as the "Twister Group"). The purchase price for the membership interests and stock of the entities of the Twister Group consists of $11.3 million in cash and 357,143 restricted shares of the Company's common stock to be paid at closing. Twister is a privately held energy company principally engaged in purchasing, exploring, producing and marketing natural gas. Twister's activities are conducted in the states of Oklahoma, Texas and Mississippi. Twister Partners is principally engaged in the gathering and transporting of natural gas. The Twister Group had 1997 gross revenues of $162.2 million and net income of $2.6 million. The Twister Group currently owns interests in approximately 203 natural gas and oil wells and 60 miles of natural gas gathering pipeline.

Consummation of the Twister Group acquisition is conditioned, among other things, upon the completion by the Company of a due diligence investigation and the success of efforts by the Company to raise the requisite funds for the closing.

The Company is seeking to raise the funds for the cash portion of the Twister Group acquisition price by completion of a private placement offering (the "Offering") of a maximum of 250,000 shares and a minimum of 175,000 shares of the Company's newly designated Series A 8% Cumulative Convertible Preferred Stock at a purchase price of $100 per share for an aggregate offering price of $25 million if the maximum offering is sold and $17.5 million if the minimum offering is sold. The minimum offering will be closed concurrently with the closing of the Twister Group acquisition to pay the cash portion of the acquisition plus pay off the $800,000 loan outlined above and other corporate indebtedness. There can be no assurances that the minimum amount of the Offering will be raised and that the Twister Group acquisition will be able to be completed.

The Company's plan of operations for the next twelve months call for drilling one well per month in the Swan Creek Field at a cost of $250,000 per well. The Company plans to extend its recently completed pipeline in Tennessee 10 miles at a cost of $2,500,000 to connect with the main gas transmission line of East Tennessee Natural Gas. This will allow the Company to sell natural gas throughout the southeastern and northeastern United States. The Company does not presently have the funds needed to enable it to complete its drilling program and extension of the pipeline. It is anticipated that a portion of the financing of these two projects is expected to come from the Offering noted above, however, there can be no assurances the projects will be completed even if the maximum offering is raised.

Results of Operations

The company recognized $480,551 in revenues from the Kansas oil and gas field during the second quarter 1998 compared to $610,509 in the first quarter 1998. This reduced revenue results from the significant decrease in oil and gas prices during the first six months of 1998. Production Costs and Taxes for the second quarter of 1998 increased $264,873 from the first quarter of 1998 due to significant increases in well repairs, utility costs and ad valorem taxes for the Kansas operation plus start-up costs incurred during the second quarter of 1998 related to initiating production in the Swan Creek field in Tennessee. Depreciation, Depletion and Amortization expense for the six months of 1998 shows an increase of $208,000 over 1997 due to depletion of Oil & Gas Properties associated with the Kansas production.

Interest Expense for the first six months of 1998 decreased $324,573 from the same period of 1997. The 1997 expense included a $220,000 charge for the imputed value of common stock warrants issued and a $193,694 cost for imputed interest in connection with the conversion of debt to equity for the Company's majority stockholder and its affiliates. The 1998 expense does not include a charge for either of these items as they were fully amortized during 1997.

General and Administrative Expenses for the second quarter of 1998 increased to $827,000 from the first quarter of 1998 amount of $484,000. A majority of this $343,000 increase was attributable to three areas:

o Legal and Accounting expenses increased from $87,100 to $205,600 due to accounting services required for the AFG purchase and legal costs associated with several SEC filings.

o Public Relations costs increased from $77,400 to $125,300 primarily due to the cost of the annual report to stockholders.

o  Travel & Entertainment expenses increased from $30,900 to $74,200.

The Company expects to earn a profit in 1998 as a result of the acquisition of the Kansas properties and the commencing of sales of natural gas and oil from the Swan Creek field in Northeastern Tennessee during the third quarter of 1998. The Company's pipeline was recently completed and connected to a natural gas utility with gas sales commencing at the end of July 1998. The acquisition of the Twister Group could add to this projected 1998 profit. However, this is a forward looking statement and there is no assurance the Company will earn a profit in 1998 due to many variables over which the Company has no control, such as the price of oil and gas, competition, natural disasters, etc.

Year 2000 Risks

As in the case with other companies using computers in their operations, the company is faced with the task of addressing the year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year 2000 issue, however, these costs could be significant.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders of the Company was held on June 19, 1998.

                  (b) Joseph E. Armstrong, John L. Kidde, James B. Kreamer, William A. Moffett, Shigemi Morita, Malcolm E. Ratliff and Allen J. Sweeny were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows:
5,218,674 votes for Joseph E. Armstrong and 12,450 withheld; 5,219,874 votes for John L. Kidde and 11,250 withheld; 4,990,650 votes for James B. Kreamer and 240,474 withheld; 4,991,650 votes for William A. Moffett and 239,474 withheld; 5,221,674 votes for Shigemi Morita and 9,450 withheld; 5,210,474 votes for Malcolm E. Ratliff and 20,650 withheld and, 5,221,674 votes for Allen
J. Sweeney and 9,450 withheld.

                  (c) The next item of business was the proposal to authorize an amendment to the Company's Corporate Charter creating 25,000,000 shares of a new class of stock, preferred stock, $.0001 par value per share, the rights, privileges and preferences of which are to be determined by the Board of Directors without additional stockholder approval. The results of the voting were as follows:

                  4,686,220 votes for the resolution,
                  110,867 votes against and
                  17,328 votes abstained.

                  A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

                  (d) The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 1998. The results of the voting were as follows:

                  5,216,065 votes for the resolution,
                  9,391 votes against and
                  5,668 votes abstained.

                  A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

                  No other matters were voted on at the meeting.

ITEM 7   EXHIBITS AND REPORTS ON FORM 8-K

                  During the quarter the Company filed an amended report on Form 8-K/A for the event dated February 12, 1998 regarding Item 2, the acquisition of assets from AFG Energy, Inc. The Form 8-k/A was filed with the Commission on April 14, 1998. The following financial statements were filed with the Form 8-K/A:

                  1. Independent auditor's report, statements of revenue and direct operating expenses and notes to financial statements of the properties acquired by the Company from AFG Energy, Inc.

                  2. Pro forma combined statements of loss for year ended October 31, 1997 for the Company and properties acquired by the Company from AFG Energy, Inc.

                   During the quarter the Company also filed a report on Form 8-K for the event dated June 2, 1998, regarding Item 2, the acquisition of all of the assets of Twister Gas Services L.L.C., an Oklahoma limited liability company and all of the assets of Twister Partners L.L.C. ("Twister Partners"), an Oklahoma limited liability company from Twister Transmission Company, an Oklahoma corporation, ZG Exploration Corporation, an Oklahoma corporation and Twister Partners. The Form 8-K was filed with the Commission on June 17, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: August  , 1998                               TENGASCO, INC.


                                                By:  /s/ Robert M. Carter
                                                    ---------------------------
                                                    Robert M. Carter, President

                                                By:  /s/ William F. Stenken
                                                    ---------------------------
                                                    William F. Stenken,
                                                    Chief Accounting Officer