Form 10QSB/A
period 1998-06-30
TENGASCO INC
filed 1998-08-27
CIK 1001614

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 Form 10-QSB/A

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1998

                          Commission File No. 0-20975

                                Tengasco, Inc.
                                --------------
       (Exact name of small business issuer as specified in its charter)

          Tennessee                                           87-0267438
          ---------                                           ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

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

2. The Company has issued fully paid 25% working interests in five wells in the Swan Creek Field to a Director which were paid for in part by crediting the Director $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1997 and the first quarter of 1998. If, however, it is determined that a well(s) at the time of completion of the drilling is not economically feasible and as such is subsequently plugged and abandoned, the Director has 30 days, after written notice from the Company, to convert amounts paid for that well(s) to restricted shares of the Company's common stock at 70% of its then current market value. To date, four of the five wells in which the Director has a participation interest are producing, therefore his options for these wells are not exercisable. If the option to convert the fifth well interest to the Company's common stock should become exercisable, the Company will recognize a charge to compensation expense for the difference between the market value of the stock on the date the option is exercisable and the amount paid by the Director for the working interest in that well.

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