Form 10QSB
period 1998-09-30
TENGASCO INC
filed 1998-11-20
CIK 1001614

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1998

                           Commission File No. 0-20975

                                 Tengasco, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

          Tennessee                                        87-0267438
------------------------------                 ---------------------------------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization

                 603 Main Avenue, Suite 500, Knoxville, TN 37902
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (423) 523-1124
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ___
                                                             ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,728,757 common shares at October 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes ___  No X
                                                                      ---

                                 TENGASCO, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.               FINANCIAL INFORMATION

         ITEM 1.               FINANCIAL STATEMENTS

         *         Consolidated Balance Sheets as of September 30, 1998 and
                   December 31, 1997.......................................... 3

         *         Consolidated Statements of Loss for the three and
                   nine months ended September 30, 1998 and 1997.............. 5

         *         Consolidated Statements of Stockholders Equity for the
                   nine months ended September 30, 1998....................... 6

         *         Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997.......................... 7

         *         Notes to Consolidated Financial Statements................. 8

         ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS................................. 10

PART II.           OTHER INFORMATION

         *         Signatures................................................ 13

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30, 1998   December 31, 1997
                                                          (Unaudited)          (Audited)
                                                      ------------------   -----------------
Current Assets:
  Cash and cash equivalents (Note 3)                      $       716         $ 4,451,274
  Accounts Receivable                                         265,981                   0
  Other current assets                                        301,232             411,192
                                                          -----------         -----------

Total current assets                                          567,929           4,862,466

Oil and gas properties, net (on the basis of full
  cost accounting)                                          7,524,624           6,872,571

Pipeline facilities, at cost                                4,197,619           2,596,967

Property and equipment, net                                   342,929             302,146

Other                                                           9,832              10,661
                                                          -----------         -----------





                                                          $12,642,933         $14,644,811
                                                          ===========         ===========


           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,1998     December 31, 1997
                                                      (Unaudited)            (Audited)
                                                   -----------------     -----------------
Current liabilities
  Notes payable                                       $  2,550,000          $  2,007,486
  Loans payable to affiliates                              252,398               252,398
  Due to AFG Energy, Inc. (Note 3)                         799,170             3,552,005
  Current maturities of long-term debt                      54,645                41,161
  Accounts payable-trade                                   779,029               527,398
  Accrued liabilities                                       69,624               256,589
                                                      ------------          ------------

Total current liabilities                                4,504,866             6,637,037

Due to AFG Energy, Inc. (Note 3)                         1,259,041             1,865,078

Long term debt, less current maturities                    134,782               141,215
                                                      ------------          ------------

Total liabilities                                        5,898,689             8,643,330
                                                      ------------          ------------


Stockholders' equity
  Common stock, $.001 per value, 50,000,000 shares
  authorized                                                 7,578                 7,029
  Additional paid-in capital                            15,897,899            13,470,446
  Unamortized stock award                                  (28,554)              (63,540)
  Accumulated Deficit                                   (9,132,679)           (7,412,454)
                                                      ------------          ------------

Total stockholders' equity                               6,744,244             6,001,481
                                                      ------------          ------------
                                                      $ 12,642,933          $ 14,644,811
                                                      ============          ============



           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (Unaudited)

                                                   For Three Months Ended      For The Nine Months Ended
                                                         September 30                 September 30
                                                   ----------------------      -------------------------
                                                     1998          1997           1998            1997
                                                   --------      --------       --------        ---------
Oil and gas revenues                            $   472,389    $         0    $ 1,563,449    $         0




Costs and other deductions

     Production Costs and Taxes                     323,267         25,557      1,119,114         67,276
     Depletion, depreciation and amortization       120,736         24,457        361,779         57,753
     Interest expense                                73,331        463,602        242,783      1,207,207
     General and administrative costs               280,803        365,312      1,592,134      1,347,751
     Realized Gain on sale of investments           (13,956)             0        (32,136)             0
                                                -----------    -----------    -----------    -----------

Total costs and other deductions                    784,181        878,928      3,283,674      2,679,987
                                                -----------    -----------    -----------    -----------

Net loss                                        $  (311,792)      (878,928)    (1,720,225)    (2,679,987)
                                                -----------    -----------    -----------    -----------

Basic and diluted loss per common share         $     (0.05)   $     (0.13)   $     (0.23)   $     (0.39)
                                                ===========    ===========    ===========    ===========




      See accompanying notes to condensed consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                                       Unamortized
                                                                          Additional      Stock
                                                     Common Stock          Paid In        Option      Accumulated
                                                Shares         Amount      Capital        Awards        Deficit
                                                ------         ------     ----------   -----------    -----------
Balance, December 31, 1997                    7,029,835   $     7,029   $13,470,446   $   (63,540)   $(7,412,454)

Common stock issued in private placements       545,917           546     2,711,559             0              0

Common stock issued for services                  2,805             3        19,138             0              0

Amortization of stock option awards                   0             0             0        34,986              0

Common stock options granted to
non employees                                                                56,756

Placement fees paid in well working interests                              (360,000)

Net loss for the nine months
ended September 30, 1998                              0             0             0             0     (1,720,225)
                                              ---------   -----------   -----------   -----------    -----------
Balance, September 30, 1998                   7,578,557   $     7,578   $15,897,899   $   (28,554)   $(9,132,679)
                                              =========   ===========   ===========   ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


Nine Months Ended September 30                                        1998                    1997
                                                              ------------            ------------
Operating activities
     Net loss                                                 $(1,720,225)            $(2,679,987)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depletion, depreciation and amortization                     361,779                  57,753
     Amortization of deferred loan costs                                0                 845,623
     Amortization of imputed value of stock warrants issued             0                 220,000
     Compensation paid in stock options                            91,742                 241,041
     Issuance of common stock for services                         19,141
     Changes in assets and liabilities
        Accounts receivable                                      (265,981)                  2,653
        Other current assets                                      109,960                  (2,070)
        Accounts payable                                          251,631                  42,375
        Accrued liabilities                                      (136,752)                 75,846
        Stockholder advances payable                                    0                   7,939
                                                              -----------             -----------

Net cash used in operating activities                          (1,288,705)             (1,188,827)

Investing activities
     Additions to property and equipment                         (113,935)               (176,869)
     Additions to oil and gas properties                         (939,851)               (273,965)
     Additions to pipeline facilities                          (1,600,652)               (756,669)
                                                              -----------             -----------

Net cash used in investing activities                          (2,654,438)             (1,207,503)

Financing activities
     Proceeds from borrowings                                   1,050,000               1,144,061
     Repayments of borrowings                                  (4,269,520)                 (6,571)
     Proceeds from issuance of common stock                     2,712,105               1,370,504
     Proceeds from sale of oil and gas properties                       0                 250,000
                                                              -----------             -----------
Net cash (used in) provided by financing activities              (507,415)              2,757,994
                                                              -----------             -----------

Net increase (decrease) in cash and cash
equivalents                                                    (4,450,558)                361,664

Cash and cash equivalents, beginning of period                  4,451,274                 146,554

Cash and cash equivalents, end of period                      $       716             $   508,218
                                                              ===========             ===========


          See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.

                   Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31,1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB.

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

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties located in the state of Kansas were acquired from A.F.G. Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998. The Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note will accrue interest at 9% per annum and is due in 23 monthly installments of principal and interest of $79,500 with balloon payment of $983,773 due in February, 2000. The total note balance due at September 30, 1998 is $2,058,211 with a current portion payable of $799,170 and a long term amount of $1,259,041.

4. In accordance with ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,532,312 weighted average shares outstanding for the quarter ended September 30, 1998 and 6,944,392 weighted average shares outstanding for the quarter ended September 30, 1997. There were 497,969 and 880,056 potential weighted common shares outstanding at September 30, 1998 and September 30, 1997 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign- currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in the period of change.

SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. The Company currently plans to adopt SFAS 133 on January 1, 2000. On that date, any hedging relationships will be designated anew and documented. The Company periodically enters into derivative contracts for speculative purposes. The Company expects to continue entering into derivative contracts in the future: however, it has not yet evaluated the financial impact of adopting SFAS 133.

                                 Tengasco, Inc.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

The Company is in the business of exploring for, producing and marketing oil and gas in the states of Tennessee and Kansas. The Company has 208 producing oil and gas wells in Kansas and 12 natural gas wells, one oil well and one oil and gas well in Tennessee.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash prior to the first quarter of 1998 has been from loan transactions and private placements of the Company's common stock.

Investing activities for the first nine months of 1998 include additions of $939,851 to oil and gas properties and $1,600,652 for completion of the Company's pipeline in Tennessee which has been under construction since 1996. The costs for oil and gas properties were primarily for drilling and completion of natural gas and oil wells in the Swan Creek Field in northeastern Tennessee.

Cash and cash equivalents at September 30, 1998 decreased $4,450,558 from the December 31, 1997 balance of $4,451.274 due primarily to the following:

         During the first quarter of 1998 the company consummated the purchase of 208 producing oil and gas wells in Kansas from AFG Energy, Inc.
         (AFG) effective as of December 31, 1997. The Company paid $2,990,253 in cash and issued a note payable to AFG for $2,500,000 for the balance of the purchase price.

         As noted above, the Company expended $2,540,503 for oil and gas properties and completion of the pipeline.

         The Company paid $507,486 in partial satisfaction of a note payable to an individual.

         $1,307,846 was expended for Operating Activities. (See, Statement of Cash Flows.)

Proceeds from private placements of 545,917 shares of the Company's common stock totaled $2,712,105 during the first nine months of 1998. Placement fees for private placements occurring during the fourth quarter of 1997 and first quarter of 1998 totaling $360,000 were paid to a director in the form of 25% working interests in five wells.

On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans were secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loans bore interest at the rate of 8% per annum and matured on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock given to the lenders. One half of this loan has been repaid by the Company out of proceeds from a Convertible Note in the amount of $1,500,000 received during October, 1998. The Convertible Note matures in five years and is convertible into shares of the Company's common stock at a price of $6.25 per share. The balance of the loans have been satisfied by the issuance to the lenders of Convertible Preferred Stock convertible at a price of $5.75 per share.

The Company's plan of operation for the next twelve months calls for drilling two oil wells per month in the Swan Creek Field at a cost of approximately $250,000 per well. In addition, the Company plans to extend its recently completed pipeline in Tennessee a distance of 14 miles at a cost of appoximately $4,000,000 to connect with the main gas transmission line of East Tennessee Natural Gas. This will allow the Company to sell all of the natural gas it can produce throughout the southeastern and northeastern United States. At the present time, the Company is cabable of producing substantially more gas than it is able to sell. The Company does not presently have the funds needed to enable it to complete its drilling program and extension of the pipeline.

Results of Operations

The Company recognized $472,389 in revenues during the third quarter of 1998 compared to $480,551 in the second quarter 1998. Although the Company commenced to receive revenues from the Tennessee wells in August, 1998, a reduction revenue resulted from a decrease in oil and gas prices.

Production Costs and Taxes for the third quarter of 1998 decreased $207,093 from the second quarter of 1998 due to significant decreases in well repairs, utility costs and ad valorem taxes for the Kansas operation. Increases in production costs for the three months ended September 30, 1998 over production costs for the same quarter of 1997 were due to the addition of the Kansas Oil and Gas Properties and the new wells in Tennessee.

Depreciation, Depletion and Amortization expense for the nine months of 1998 shows an increase of $361,780 over the same period in 1997 since it includes expenses related to the the Kansas Oil & Gas Properties which were not owned by the Company in 1997.

Interest Expense for the third quarter of 1998 decreased $390,271 from the same period of 1997 because the 1997 expense included a $220,000 charge for the imputed value of common stock warrants issued and a $193,694 cost for imputed interest in connection with the conversion of debt to equity for the Company's majority stockholder and its affiliates. The 1998 expense does not include a charge for either of these items as they were fully amortized during 1997.

General and Administrative Expenses for the third quarter of 1998 decreased $546,425 from second quarter of 1998 amount of $827,228. A majority of these decreases were attributable to three areas:

         Legal and Accounting expenses decreased from $205,600 to $100,590.

         Public Relations costs decreased from $125,300 to $1,541.00

         Travel & Entertainment expenses decreased from $74,200 to $6,946.

Similar factors accounted for the decrease in interest expense from the same quarter last year.

The Company anticipates a profit in the fourth quarter 1998 as a result of the income from the Kansas properties and increased sales of natural gas and oil from the Swan Creek Field in Northeastern Tennessee. Sales from the Swan Creek wells did not commence until August, 1998. The Company's pipeline was recently completed and connected to a natural gas utility with gas sales commencing in August, 1998. However, this is a forward looking statement and there is no assurance the Company will earn a profit in the last quarter of 1998 due to many variables over which the Company has no control, such as the price of oil and gas, competition, natural disasters, etc.

Year 2000 Risks

         As in the case with other companies using computers in their operations, the Company is faced with the task of addressing the year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify any systems that might be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year 2000 issue, however, these costs should not be significant.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  November 18, 1998

                                            TENGASCO, INC.

                                            By: /s/Robert M. Carter
                                                -------------------
                                                Robert M. Carter,
                                                President