Form 10KSB
period 1998-12-31
TENGASCO INC
filed 1999-04-15
CIK 1001614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)

          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from              to           .
                                                    ------------    ----------

                           Commission File No. 0-20975

                                 TENGASCO, INC.
                 (Name of small business issuer in its charter)

         Tennessee                                                 87-0267438
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 603 Main Avenue, Knoxville, Tennessee   37902
             (Address of Principal Executive Offices)    (Zip Code)

         Issuer's telephone number, including area code: (423) 523-1124.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $2,078,101

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on March 15, 1999 of $5.375):
$25,209,567.

         State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 15, 1999): 7,992,016

         Documents Incorporated By Reference: None.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
                                                                    No  [X]

                           FORWARD LOOKING STATEMENTS

                  The information contained in this Report in certain instances includes certain forward-looking statements, When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.

PART I

ITEM 1.    BUSINESS.

Business Development.

                  The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas. The Company leases producing and non-producing properties with a view toward exploitation and development. Emphasis is also placed on pipeline and other infrastructure facilities to provide transportation, processing and tieback services. The Company utilizes state-of-the-art 3D seismic technology to maximize the recovery of reserves. The Company's activities in the oil and gas business did not commence until May 1995 with the acquisition of oil and gas leases in Tennessee and Kentucky.

                  Since 1995 the Company has acquired oil and gas leases on a total of approximately 44,000 acres, located in Hancock and Claiborne Counties, Tennessee (collectively, the "Swan Creek Leases or Field").

                  Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 30,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas

Properties"). Included in the acquisition which closed on March 5, 1998 are 273 wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The note evidencing the loan accrues interest at the rate of 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate becomes 9% per annum. Monthly interest only payments are due from December 1998 to May 1999. Monthly installments of principal and interest of $138,349 are due from June 1999 to December 1999. There is a balloon payment of $953,773 due in January 2000.

                  The Company will conduct exploration and production activities to produce crude oil and natural gas. The principal markets for these commodities are local refining companies, major natural gas transmission pipeline companies, local utilities and private industry end-users.

                  The Company presently has 13 producing natural gas wells and two producing oil wells in the Swan Creek Field in Tennessee. In July 1998 the Company completed the first phase ("Phase I") of its pipeline in the Swan Creek Field, a 23 mile pipeline made of 6 and 8 inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority ("TVA"), the Company was successful in utilizing TVA's right-of-way along its main power line grid from The Swan Creek Field to the Hawkins County Utility District located in Rogersville. The cost of constructing Phase I of the pipeline was approximately $4,000,000. In addition, approximately 100 barrels of oil per day are being produced and sold from the Swan Creek Field. Income from the Swan Creek Field is approximately $25,000 per month.

                  The Kansas Properties are currently producing approximately 1,005 Mcf (MCF are units of one thousand cubic feet of gas) of natural gas and 378 barrels of oil per day. Income from the Kansas Properties at the present time is approximately $82,000 per month and after operating expenses, net income is approximately $34,000 per month.

History of the Company

                  The Company was initially organized under the laws of the State of Utah on April 18, 1916, under the name "Gold Deposit Mining & Milling Company." The Company was formed for the purpose of mining, reducing and smelting mineral ores.

                  On November 10, 1972, the Company conveyed to an unaffiliated entity substantially all of the Company's assets and the Company ceased all business operations.

                  From approximately 1983 to 1991, the operations of the Company were limited to seeking out the acquisition of assets, property or businesses.

                  At a special meeting of stockholders held on April 28, 1995, the Company's stockholders voted

                  (i) to approve the execution of an agreement (the "Purchase Agreement") pursuant to which the Company would acquire certain oil and gas leases, equipment, securities and vehicles owned by Industrial Resources Corporation ("IRC"), a Kentucky corporation, in consideration of the issuance of 4,000,000 post-split (as described below) "unregistered" and "restricted" shares of the Company's common stock and a $450,000 8% promissory note payable to IRC. The promissory note was converted into 83,799 shares of the Company's common stock in December 1995;

                  (ii) to amend the Articles of Incorporation of the Company to effect a reverse split of the Company's outstanding $0.001 par value common stock on a basis of one share for two, retaining the par value at $0.001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company;

                  (iii) to change the name of the Company from "Onasco Companies, Inc."to "Tengasco, Inc."; and

                  (iv) to change the domicile of the Company from the State of Utah to the State of Tennessee by merging the Company into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.

                  The Purchase Agreement was duly executed by the Company and IRC, effective May 2, 1995. The reverse split, name change and change of domicile became effective on May 4, 1995, the date on which duly executed Articles of Merger effecting these changes were filed with the Secretary of State of the State of Tennessee; a certified copy of the Articles of Merger from the State of Tennessee was filed with the Department of Commerce of the State of Utah on May 5, 1995. Unless otherwise noted, all subsequent computations herein retroactively reflect this one for two reverse split.

                  During 1996, the Company formed Tengasco Pipeline Corporation, a wholly-owned subsidiary, to manage the construction and operation of Phase I of its pipeline, as well as other pipelines planned for the future.

General

         1. The Swan Creek Field
                  Amoco Production Company ("AMOCO") during the late

1970's and early 1980's, after extensive geological and seismic studies, leased approximately 50,000 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, an area now referred to as the Swan Creek Field.

                  In 1982 AMOCO successfully drilled two significant natural gas discovery wells in the Swan Creek Field to the Knox Formation at approximately 6,000 feet of total depth. These wells, once completed, had an extraordinarily high pressure and volume of deliverability of natural gas; however, in the mid-1980's a substantial decline in worldwide oil and gas prices occurred and the high cost of constructing a 23 mile pipeline across three rugged mountain ranges and crossing the environmentally protected Clinch River from Sneedville to the closest market in Rogersville, Tennessee was cost prohibitive.

                  In 1987, AMOCO farmed out its leases to Eastern American Energy Company which held the leases until July 1995. The Company became aware of a law adopted by the Tennessee legislature which enabled the Company to lease all of AMOCO's prior acreage. The Company filed for a declaratory judgment as to its right to lease AMOCO's prior acreage. The Company was ultimately successful in winning all right, title and interest in all of AMOCO's prior leases in a precedent setting Supreme Court case.

                  In July 1995 after completion of the Purchase Agreement, the Company acquired the Swan Creek Leases. These leases provide for a landowner royalty of 12.5%, leaving the Company a net royalty interest of 87.5% in each lease.

                  The first well drilled by the Company in the Swan Creek Field, the Gary Patton #1 tested at 6.5 Mmcf of deliverable gas per day, making it the largest known tested well in the states of Tennessee, Kentucky and Virginia. Since then the Company has drilled twelve additional gas wells at 6,000 feet and two oil wells for a total of fifteen wells. During 1999 and 2000 Tengasco anticipates drilling, completing and producing a total of 50 additional wells with over 100 million cubic feet of deliverability of natural gas per day.

                  Having completed Phase I of its pipeline, in July 1998 the Company began selling gas to Hawkins County Utility District which services residential, municipal and industrial customers in the Hawkins County area, pursuant to a written contract entered into on September 26, 1996. During the period from August 1998 through December 31, 1998 the Company delivered 46,776 Mcf of gas to Hawkins County Utility District.

                  During the period from January 1, 1999 through March 23, 1999 Hawkins County Utility District has taken only 477 Mcf of gas from the Company. Although Hawkins County Utility District could take gas in commercial quantities, it has declined to do so. Pursuant to its contract, it is not obligated to purchase any specific amount of gas.

                  The Company does not know if Hawkins County Utility District will ever take gas in commercial quantities and intends to seek to terminate its contract with Hawkins County Utility District.

                  The Company is currently engineering and designing the second phase ("Phase II") of its pipeline, an additional 20 miles of 12 inch pipeline which will connect into East Tennessee Natural Gas' main gas transmission line. This will enable the Company to service communities throughout Tennessee and the southeastern region of the United States. It is estimated that Phase II of the pipeline will cost approximately $5,000,000 and will take six to eight months to construct. (See, " Item 6 Management's Discussion and Analysis or Plan of Operation").

         2. The Kansas Properties

                  The Company, as of December 31, 1997 acquired the Kansas Properties which included 149 producing oil wells and 59 producing gas wells in the vicinity of Hays, Kansas and a gathering system including 50 miles of pipeline. The aggregate production for the Kansas Properties at present is approximately 1,005 Mcf of gas and 378 barrels of oil per day. Revenues for the Kansas Wells are approximately $82,000 per month with net income after operating expenses of approximately $34,000.

                  There are several capital projects that are available in Kansas which include drilling wells, recompletion of wells and major workovers. These projects when completed may well increase production in Kansas. Management, however, has made the decision to not perform this work until the price of oil has moved to the $15 per barrel range. Current prices are in the $10 per barrel range.

         3. The Company's Other Leases

                  In connection with the Purchase Agreement, the Company acquired from IRC the following properties:

                           (i)  a 100% working interest in 41 oil and gas
leases on a total of 8,058 acres, more or less, and a 25% working interest on one lease of 462 acres, more or less, located in Clay County, Kentucky (collectively, the "Beech Creek Leases"). Each of these leases provided for a landowner royalty of 12.5% of the oil produced and saved from the leased premises or, at the lessee's option, to pay the market price for such 12.5% royalty. The leases also provided for a landowner royalty equal to 12.5% of the market price at the well of the gas sold or used off the premises, except for injection for secondary recovery of oil. The Beech Creek Leases were also subject to overriding royalties ranging from 1.25% to 5%.

                           (ii) a 100% working interest in 5 oil and gas leases
on a total of 741 acres, more or less, located in Clay County, Kentucky (collectively, the "Wildcat Leases"). Each of these leases was subject to a 12.5% landowner royalty, on the same terms as the Beech Creek Leases, and a 3.125% overriding royalty.

                           (iii) a 100% working interest in six oil and gas
leases on a total of 744 acres, more or less, located in Clay County, Kentucky (collectively, the "Burning Springs Leases"). Each of these leases was subject to a 12.5% landowner royalty, on the same terms as the Beech Creek Leases and the Wildcat Leases, and overriding royalties ranging from 3.125% to 7.5%.

                           (iv) a 100% working interest in nine oil and gas
leases on a total of 2,121 acres, more or less, located in Fentress County, Tennessee (collectively, the "Fentress County Leases"). Each of these leases was subject to a 12.5% landowner royalty, on the same terms as the above referenced leases, and a 19% overriding royalty; and a 25% overriding royalty on one existing well.

                  All of the above referenced leases have expired and the Company does not plan to pursue development of these properties since the Company intends to concentrate on the development of the Swan Creek Leases which management believes has greater economic potential.

                  Subsequent to the Purchase Agreement, the Company also acquired a 100% working interest in four oil and gas leases on a total of 1,003.19 acres, more or less, located in Lauderdale County, Alabama (collectively, the "Alabama Leases"). The Alabama Leases have expired and the Company does not intend to pursue the development of these leases for the same reasons it is not pursuing the development of its other leases that have expired.

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

                  In Hancock County, gas production from the Swan Creek Field can presently be delivered through the completed Phase I of the Company's pipeline to the Hawkins County Gas Utility. The

Company has acquired all necessary regulatory approvals and 100% of necessary property rights for Phase I of the pipeline. The Company's pipeline will not only service the Company's wells, but, will provide transportation of gas for small independent producers in the local area as well. It is anticipated that direct sales could also be made to some local towns and industries. No assurance can be given that the Company will be able to produce a sufficient quantity of crude oil or natural gas or that it will obtain purchasers of gas from the Company in sufficient quantities to make these operations profitable.

                  It is anticipated that when Phase II of the pipeline is completed that the Company will be able to provide gas to communities throughout the State of Tennessee and to other areas of the southeastern United States. It is anticipated that completion of Phase II will permit the Company to sell all of its daily natural gas production from the Swan Creek Field.

                  Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is Farmland Industries in Neodosha. There is a limited market in the area and the only other purchaser of crude oil is Koch Oil.

Reserve Analyses

                  Coburn Petroleum Engineering of Tulsa, Oklahoma, has performed reserve analyses of all the Company's productive leases (with the exception of the wells acquired from AFG). R. W. Coburn, a registered petroleum engineer, and the owner of Coburn Petroleum Engineering, has no interest in the Company or IRC, and performed these services at his standard rate ($90 per hour was billed and paid for these reports). The net reserve values used hereafter were obtained from a report dated February 9, 1999 prepared by Coburn Petroleum Engineering. In substance, the report, used estimates of oil and gas reserves based upon standard petroleum engineering methods which include decline curve analysis, volummetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Coburn Petroleum Engineering. The report of Coburn Petroleum Engineering provides that the net reserves of the existing 15 wells in the Swan Creek Field is over 50 Bcf of natural gas with a present-day deliverability of 15 million cubic feet of natural gas per day and 784,033 barrels of oil. According to the Coburn Engineering Report, discounting the net reserve values by 10% results in a present value as of December 31, 1998, before taxes, of $50,320,416.

                  Columbia Engineering based in Oklahoma City, Oklahoma, has performed a reserve analysis of the Kansas Properties. David F. Yard, a registered petroleum engineer is the principal of Columbia Engineering. Neither Columbia Engineering nor Mr. Yard has an interest in the Company or IRC and Mr. Yard performed these services at his standard rate of $75 per hour. The net reserve values used hereafter were obtained from a report dated February 20, 1999. According to the report of Columbia Engineering, discounting the net reserve values by 10%, before taxes, results in a present value as of December 31, 1998 of $2,970,124 for the Kansas Properties.

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

Distribution Methods of Products or Services

                  Crude oil is normally distributed in Tennessee by tank truck and natural gas is distributed and transported via pipeline.

                  The Company has no farmout agreements with any entity.

Status of Any Publicly Announced New Product or Service

                  The Company has publicly announced its agreement with Enserch Energy Services, Inc. ("Enserch") to market gas provided by that company in Tennessee and Southeastern United States. As of the current date, Enserch has not provided any gas to the Company.

                  In March 1997, the Company signed a teaming agreement with Operations Management International ("OMI") to operate, as a subcontractor, the steam generating facilities at the East Tennessee Technology Park ("ETTP") in Oak Ridge, Tennessee. This is the site of the original Manhattan Project that has been privatized by the United States Department of Energy ("DOE") and currently produces enriched uranium for commercial and military use. OMI is a subsidiary of CH2M Hill, Ltd., an international engineering and operations company. On May 7, 1998, OMI filed a complaint for declaratory judgment in the United States District

Court for the Eastern District of Tennessee seeking to declare the teaming agreement as invalid and unenforceable, or in the alternative to declare that the Company is in breach of the teaming agreement thereby rendering it unenforceable. The Company has filed an answer and counterclaim against OMI seeking $10 million in damages for breach of contract. The action is scheduled for trial in July 1999. As of this date discovery still has not been completed. (See, "Item 3 - Legal Proceedings").

Competitive Business Conditions, Competitive Position in the
Industry and Methods of Competition

                  The Company's contemplated oil and gas exploration activities in the States of Tennessee and Kansas will be undertaken in a highly competitive and speculative business atmosphere. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the oil and gas industry will be significant.

                  Its principal competitors in the State of Tennessee are Ashland Oil and Miller Services. In the area of the Company's pipeline, the Company is in a favorable position since it will own the only pipeline within a 20 mile radius. Within that area, the Company owns leases on approximately 44,000 acres.

                  There are numerous producers in the area of the Kansas Properties. Some are larger and some smaller than the Company. However, management expects that it will be able to sell all the gas and oil the Kansas Properties produce.

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

Sources and Availability of Raw Materials and Names of Principal
Suppliers

                  Excluding the development of oil and gas reserves and the production of oil and gas, the Company's operations are not dependent on the acquisition of any raw materials. (See, Item 1 - Business - Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition").

Dependence on One or a Few Major Customers

                  The Company is not presently dependent upon any major customers for the gas from its Swan Creek Field. However, upon completion of Phase II of its pipeline, the Company anticipates being dependent upon a few customers.

                  Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil from the Kansas Properties is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is Farmland Industries in Neodosha, Kansas. There is a limited market in the area and the only other purchaser of crude oil is Koch Oil. The Company, however, anticipates that it will be able to sell all of the oil and gas produced from the Kansas Properties.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

                  Royalty agreements relating to oil and gas production are standard in the industry. The amount of the Company's royalty payments varies from lease to lease. (See, "Item 1 Business - General").

Need for Governmental Approval of Principal Products or Services

                  None of the principal products or services offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. (See, "Item 1 - Business
- Effect of Existing or Probable Governmental Regulations on
Business").

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

                  The State of Tennessee also requires the posting of a bond to ensure that the Company's wells are properly plugged when abandoned. A separate $2,000 bond is required for each well drilled. The Company currently has the requisite amount of bonds on deposit with the State of Tennessee.

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

                  At Board of Directors' meetings held June 6 and 7, 1995, the Board of Directors adopted resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan was recently adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office and the home telephone numbers of key personnel. A list will be maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

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

Research and Development

                  The Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of running radiometric surveys on the lease blocks and conducting geological research on the surface. This work will be performed by the Company's full time geologist and will not have a material cost of anything more than his standard salary. (See, "Item 1 - Business - Number of Total Employees and Number of Full-Time Employees").

Number of Total Employees and Number of Full-Time Employees

                  The Company presently has twenty-six full-time employees and no part-time employee.

                  The Company has hired a full-time geologist at a salary of $48,000 per year. His duties for the Company include: surface and sub-surface geology, log correlation, surface and sub-surface mapping, field--research (i.e., radiometric, gravity, magnetic and geochemical research) and well-site geology.

ITEM 2. DESCRIPTION OF PROPERTY

Property Location, Facilities, Size and Nature of Ownership

                  The Company's Swan Creek Leases are on approximately 44,000 acres in Hancock and Claiborne Counties in Tennessee. The initial terms of these leases vary from one to four years. Many of them can be extended at the option of the Company by payment of annual rent. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing the Swan Creek Leases. (See, "Item 1 - Business - General").

                  The Kansas Properties acquired from AFG contain 138 leases totaling 32,158 acres in the vicinity of Hays, Kansas. The original term on these was from 1 to 10 years and in most cases has expired, however, most leases are still in effect because they are being held by production. The Company maintains a 100% working interest in most wells. The leases provide for a landowner royalty of 12.5%. Some wells are subject to an overriding royalty interest from 0.5% to 9%.

                  The Company leases its principal executive offices, consisting of approximately 4,731 square feet located at 603 Main Avenue, Suite 500, Knoxville, Tennessee, at a monthly rent of $3,942.50. The Company also leases a field office in Sneedville, Tennessee at a rental of $500 per month. The Company also leases an office in Hays, Kansas at a rental of $500 per month.

                  In addition, the Company has drilling equipment and vehicles which it acquired from IRC. All of this equipment is in satisfactory operating condition. The securities which the Company acquired from IRC were sold during 1996 for $250,000.

Disclosure of Oil and Gas Operations

                  The Swan Creek Field currently has thirteen completed natural gas wells and two oil wells. Phase I of the Company's pipeline was completed in July 1998. In August 1998 the gas wells in the Swan Creek Field were connected to Phase I of the Company's pipeline. The Company plans to drill an additional 50 wells in the Swan Creek Field. The Company also plans to complete Phase II of its pipeline which is an additional 20 miles of 12 inch pipeline connecting the wells in the Swan Creek field to the main gas transmission line of East Tennessee Natural Gas. This will enable the Company to service communities throughout Tennessee and the southeastern region of the United States. It is estimated that Phase II of the pipeline will cost approximately $5,000,000 and will take six to eight months to construct.

                  Tests to date on the completed wells on the Swan Creek Leases indicate substantial potential for future deliverability. Based upon engineering reports, management believes that the wells drilled to date have a life expectancy of approximately 37 years on a declining basis. (See, Item 1 Business
- Reserve Analysis").

                  In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The aggregate current production from the Kansas Properties is approximately 1,002 Mcf of natural gas and 378 barrels of oil per day. Income from the Kansas properties at the present time is approximately $82,000 per month with net income after operating expenses of approximately $34,000 per month. Revenues from the Kansas Properties for 1998 were significantly lower than in the prior two years as a result of lower oil and gas prices. In light of currently depressed oil and gas prices, the Company plans to reduce costs by shutting-in approximately 20 marginally producing wells. When oil and gas prices recover, the Company plans to increase production by reworking certain existing wells at a cost of $1.4 million. Management has made the decision not to perform this work until the price of oil has moved to the $15 per barrel range. Current prices are in the $10 per barrel range. The Company's ability to rework existing wells and/or drill additional wells in the Kansas Properties is, however, dependent on its obtaining additional debt or equity financing. There can be no assurances that the Company will be able to obtain such additional or debt equity financing to do this work even if oil prices rise to this level.

                  The Company pays ad valorem taxes on its Kansas Properties. It does not pay any taxes on its Swan Creek Leases. The Company has general liability insurance for the Kansas Properties and the Swan Creek Field.

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

                  1. The Company was named as a defendant in an action commenced on March 18, 1997 in the Supreme Court of the State of New York, New York County entitled Ulrich Hocker, Plaintiff v. Tengasco, Inc., Defendant, Index no. 601385/97. In that action the plaintiff sought to recover the sum of $250,000 loaned to the Company which loan was evidenced by a promissory note. The loan made by the plaintiff was part of a bridge loan to the Company made by three lenders in the aggregate amount of $1,000,000.

                  The Company, for no additional consideration other than the loan, issued warrants to the plaintiff to purchase 50,000 shares of the common stock of the Company.

                  The warrants contain an elaborate formula pursuant to which the exercise price of the warrants would be reduced and the number of shares increased if the price of the Company's stock decreased. This formula guaranteed that the warrants would continue to retain their value no matter what happened to the price of the Company's stock.

                  The action was recently settled. The settlement provides that the Company shall pay the plaintiff the sum of $286,416.87 which represents 90% of the amount of the monies loaned to the Company by the plaintiff together with interest thereon at 10% from the date of the loan. As part of the settlement, the warrants held by plaintiff will be deemed null and void and unenforceable.

                  2. The Company filed an action in Chancery Court for Knox County, Tennessee on March 21, 1997 entitled, Tengasco, Inc., Plaintiff v. Theodore Scallan, Thieme Fonds, Ulrich Hocker and Wallington, Investments, Ltd., Case No. 133620-2 against Ulrich Hocker and two other lenders, Thieme Fonds and Wallington Investments, Ltd., as well as Theodore Scallan, the Company's former President, to invalidate the warrants which were issued in connection with and as consideration for the bridge loan of $1,000,000 made by the lenders to the Company. (See, description of the Hocker action above). It is the position of management that these warrants were never validly issued and are null and void because they were not properly authorized by the Company's Board of Directors. It is also the position of the Company that the issuance of these warrants to the lenders and the fees paid to Heiko Thieme, who represented all of the lenders, constituted usurious interest. The Company has also claimed that it was fraudulently induced into the loan transaction as a result of several misrepresentations made by Heiko Thieme. Two of the lender-defendants, Ulrich Hocker ("Hocker") and Thieme Fonds moved to dismiss the complaint on the ground that the court lacked jurisdiction over them. The other lender-defendant, Wallington Investments, Ltd., appeared specially in the action and moved to dismiss on the ground that it had not been properly served with process. On March 20, 1999, the Court issued its opinion and order finding that it had jurisdiction over the defendants and that process had been properly served upon Wallington Investments, Ltd. The Company now intends to vigorously pursue its claims. As part of its settlement of the action brought against the Company by Hocker in New York, the Company has discontinued this action against Hocker. It is the opinion of management that there is a strong likelihood that the Company will be successful in this action against the remaining defendants.

                  3. The Company was recently named as a defendant in an action commenced in the Supreme Court of the State of New York, New York County entitled Wallington Investments, Ltd., Plaintiff v. Tengasco, Inc., Defendant, Index no. 605876/98 In that action the plaintiff seeks to recover the sum of $500,000 loaned to the Company which was part of the $1,000,000 bridge loan transaction with Ulrich Hocker ("Hocker") and Thieme Fonds arranged by Heiko Thieme (See, discussion of the transaction in nos. 1 and 2 above.) The loan by Wallington Investments, Ltd., like the loan by Hocker, is evidenced by a promissory note and the action brought by Wallington Investments, Ltd. is based upon that note. The complaint fails to make any mention of the warrants which were issued by the Company as part of the consideration for the bridge loan and which the Company contends renders the amount of interest extracted in connection with the loan transaction usurious. The Company has filed an answer to the complaint asserting that the loan transaction and the note sued upon are void and unenforceable because the warrants issued in connection with the loan were never validly issued and were not properly authorized by the Company's Board of Directors. As stated, it is also the position of the Company that the issuance of these warrants to the lenders and the fees paid to Heiko Thieme, who represented all of the lenders, constituted usurious interest. The Company has further claimed that it was fraudulently induced into the loan transaction as a result of several misrepresentations made by Heiko Thieme. The Company has moved to have this action stayed pending the outcome of the prior pending action in Tennessee (See, no. 2 above) since the issues in both cases are the same and the determination of the prior case will most likely be dispositive of the issues in this case. In any event, the Company intends to vigorously pursue its defenses to this action, as well as claims it has against the plaintiff and the other similarly situated lenders. The Company believes that it will be successful in defending this action.

                  4. The Company, its Chief Executive Officer, Malcolm E. Ratliff, and one of its attorneys, Morton S. Robson, have been named as defendants in an action commenced in the Supreme Court of the State of New York, New York County entitled Maureen Coleman, John O. Kohler, Charles Massoud, Jonathan Sarlin, Von Graffenried A.G. and VPM Verwatungs A.G., Plaintiffs v. Tengasco, Inc., Morton S. Robson and Malcolm E. Ratliff, Defendants, Index no. 603009/98 In that action, the plaintiffs, shareholders of the Company each of which purchased restricted shares of the Company's Common Stock, allege that although they were entitled to sell their shares pursuant to SEC Rule 144 in the open market, they were precluded from doing so by the defendants' purported wrongful refusal to remove the restrictive legend from their shares. The plaintiffs own in the aggregate 35,000 shares of the Company's common stock. The plaintiffs are seeking damages in an amount equal to the difference between the amount they would have been able to sell their shares if the plaintiffs had acted to remove the restrictive legends when requested and the amount they will receive on the sale of their shares. The plaintiffs are also seeking punitive damages in an amount they claim to be in excess of $500,000 together with interest, costs and disbursements of bringing the action, including reasonable attorneys fees.

                  The Company believes that there are several substantial factual and legal issues as to the date on which the shareholders were entitled to sell their stock pursuant to Rule 144. Management further believes that the Company did not wrongfully withhold its approval of the removal of the restrictive legends at the times such removal was requested by the shareholders. However, in the event the Company is found to have improperly withheld its permission to remove the restrictive legends from the shares owned by the shareholders, the Company may be held liable for damages to the shareholders in an amount equal to the difference between the actual sale price of such shares and the sales price they would have realized on the date such restrictive legends should have been permitted to be removed. As this time it is not possible to ascertain with any certainty what such damages would be.

                  5. The Company was named as a defendant in an action commenced in May 1998 in the United States District Court for the Eastern District of Tennessee entitled Operations Management International, Inc. ("OMI") v. Tengasco, Inc. The complaint seeks a declaratory judgment declaring a teaming agreement the Company entered into in March 1997 with OMI to operate, as a subcontractor, the steam generating facilities at the East Tennessee Technology Park ("ETTP") in Oak Ridge, Tennessee invalid and unenforceable, or in the alternative to declare that the Company is in breach of the teaming agreement thereby rendering it unenforceable. No claim for recovery of money is made against the Company. The Company has filed an answer and counterclaim against OMI seeking $10 million in damages for breach of contract. The action is scheduled for trial in July 1999. As of this date, discovery still has not been completed. Although it is not possible at this time to predict the outcome of this action, it is not anticipated that the Company will suffer a money judgment against it.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders of the Company was held on June 19, 1998.

                  (b) Joseph E. Armstrong, John L. Kidde, James B. Kreamer, William A. Moffett, Shigemi Morita, Malcolm E. Ratliff and Allen H. Sweeney were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows:
5,218,674 votes for Joseph E. Armstrong and 12,450 withheld; 5,219,874 votes for John L. Kidde and 11,250 withheld; 4,990,650 votes for James B. Kreamer and 240,474 withheld; 4,991,650 votes for William A. Moffett and 239,474 withheld; 5,221,674 votes for Shigemi Morita and 9,450 withheld; 5,210,474 votes for Malcolm E. Ratliff and 20,650 withheld; and, 5,221,674 votes for Allen H. Sweeney and 9,450 withheld.

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

                  The range of high and low bid prices for shares of common stock of the Company during the fiscal years ended December 31, 1997 and 1998 are set forth below.

                                                       Bid

                                              High               Low

Fiscal Year Ended
         December 31, 1998

March 31, 1998                                13.12              9.09

June 30, 1998                                 12.50              9.00

September 30, 1998                             9.75              5.75

December 31, 1998                              7.12              3.50


Fiscal Year Ended
         December 31, 1997

March 31, 1997                                17.25             10.00

June 30, 1997                                 14.50             10.50

September 30, 1997                            13.50              8.25

December 31, 1997                             16.63              8.50


                  These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.
The transactions include inter-dealer transactions.

Holders

                  As of December 31, 1998, the number of shareholders of record of the Company's common stock was 481, and management believes that there are approximately 1,203 beneficial owners of the Company's common stock.

Dividends

                  There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

                  The following table provides information with respect to the sale of all "unregistered" and "restricted" securities sold by the Company during the past three years, which were not registered under the 1933 Act:

Common Stock

                                             Number
                                 Date          Of           Aggregate
Name of Owner                  Acquired      Shares       Consideration
-------------                  --------      ------       -------------

Arzonetti, Walter C.           4/22/97        88,493            2

Brockman, Jeff                 7/29/96        10,000            2
                               8/29/96        62,329            2

Carter, Robert M.              6/15/96        15,671            2
                               8/26/96         2,000            2
                               6/30/97         7,329            2

DeMunnik, Jeffrey              5/29/96        16,664            2
                               3/15/97         4,000            2

Grabill, Kelly S.              7/29/96        12,500            2

Harding, Neil                  5/21/97       100,000            3

Industrial Resources           3/29/96        76,557            1
Corporation                    4/10/96        87,709            1

Estate of Raymond E. Johnson   4/3/96         10,000            2

Johnson, Mike                  3/26/96        10,000            2

Manhoff, Charles, N.           4/10/96        88,356            2

Mattei, Joseph B.              4/19/96        37,000            2

McCown, Michael                6/30/97        50,000            2

Moffett, William A.            4/23/96        37,397            2
                               6/25/97        72,603            2

Ratliff, Russell               3/29/96        37,534            2

Sweeney, Allen                12/31/96        33,151            2

Walter, James C.               3/22/96        35,616            2



Adams, Stanley & Sharon E.    10/15/97         6,000       53,580.00

Adams, Stanley & Sharon E.    05/04/98        10,000       71,300.00

Angle, Noriko T.              10/10/97         5,714       50,000.00

Arkwright, Richard T.         11/04/97        10,989       99,999.90

Astuto, Angelo                04/22/98           500        3,590.00

Astuto, Laura J.              04/22/98           500        3,590.00

Bailey, Gurvin & Margaret     09/25/97         4,500       36,225.00

Blaker, Barbara & Lloyd       12/26/97         1,120       10,000.00

Bonham, Elizabeth D.          12/19/97         5,952       50,000.00

Borger, Jeannie               10/15/97           224        2,000.32

Buck, Frank S. & Martha J.    10/22/97         5,000       47,250.00

Burklow, Jim                  06/15/98         1,000        7,780.00

Burleson, Elizabeth E.,       09/15/97           500        3,895.00
Rev. Tr DTD 5/6/93

Cajigas, Arthur & Hidako      05/21/98         1,143       10,000.00

Carter, Daryl M.              07/02/98         1,500       10,500.00

Carter, Maury L.              07/02/98         3,500       24,500.00

Carvajah, Rose Marie          09/01/98           250        1,750.00

Casillas, Arcadio & Renate    11/19/97         9,685       99,997.63

Cates, Dennis                 10/14/97         7,000       58,800.00

Chandler, Robert A.           11/13/97           500        4,945.00

Dale, John D., Jr.            12/10/97         4,682       50,000.00

Day, Christopher              08/22/97           482        2,966.11

Egger and Company             10/28/97       202,380    1,700,000.00

Eisert, Anthony & Marie       02/25/98         2,857       20,000.00

Emory Clinic Profit Sharing   11/06/97         2,646       25,004.70
Plan FBO William J. Casarella

Ershek, John                  11/03/97         5,000       41,100.00

Esrick, Ralph Trust           03/10/98         1,000        7,170.00

Evans, William                9/5/96          12,121      100,000.00

Fortune Hunters Investment    10/09/97           201        1,759.00
Club

French, Peter & Grace         12/09/97         2,267       25,000.00

Fujii, Daisuke                06/01/98         1,406       10,000.00

Fujita, Eiji                  05//18/98       21,097      150,000.00

Funk, Frederick               10/20/97         2,158       20,000.00

Funk, Sharon                  10/15/97         5,599       49,999.07

Gerding, Daniel J.            11/21/97         1,000        9,890.00

Gerding, James A.             08/26/97        20,000      140,000.00

Gerding, Scott J.             12/09/97         1,000        9,890.00

Gillis, Terry                 11/06/97         2,667       24,989.79

Gillis, Terry                 11/14/97         1,465       15,001.60

Gillis, Wayne H.              08/26/97        14,286      100,000.00

Giresi, Mary E.               4/22/98          2,000       14,360.00

Gray, Edward W.T.             08/22/97        80,515      500,000.00

Greene, Daryl, IRA R/O UTA    10/13/97         5,000       42,000.00
Charles Schwab & Co., Inc.

Habbersett, Edith T., TTEE    11/18/97         1,500       16,020.00

Habbersett, William C.        08/27/97         2,197       15,005.51
TTEE TR 9/1/94

Habbersett, William C.        09/24/97         1,500       11,550.00
TTEE UTD 9/1/94

Habbersett, William C.        11/14/97         1,000       10,240.00
TTEE UTD 9/1/94

Habbersett, William C.        01/05/98         2,303       21,970.62
TTEE UTD 9/1/94

Hamac & Co., TTEE             11/05/97        10,582       99,999.90
Marillyn Himes Riviere TR

Hampton, Earl                 09/24/97           500        3,850.00

Harbert, Bill L.              10/10/97        34,286      300,002.50

Harbert, Bill L.              04/30/98        40,000      262,800.00

Harbert, Bill L.              06/11/98        75,414      497,441.00

Harbert, Bill L.              10/22/98       150,200      488,150.00

Harris, Rona                  09/01/98           500        3,500.00

Honeycutt, Robert M.          10/15/97           100          893.00

Honeycutt, Robert M.          04/16/98           100          639.00

Houser, Janice                01/21/98         3,008       20,000.00

Huang, Diedre A.              11/06/97         5,336       49,998.32

Huang, Peter C.R.             11/06/97        16,008      149,994.96

Haung, Stephen                11/06/97         5,336       49,998.32

Hut, Robert A.                12/03/97         4,682       50,000.00

Donald Janda                    9/5/96         2,131       17,580.00

Robert Janda                    9/5/96        22,730      187,520.00

Jones Investment Co.          12/04/97         6,000       50,400.00

Jones, Michael J.             10/14/97         2,200       20,020.00

Jones, Ronald M.              10/28/97         1,500       12,600.00

Jungman, Paul Claude          10/15/97           500        5,000.80

Kail, Wilbert L.              09/02/97         1,000        6,650.00

Kamer, John P.                09/22/97           400        2,976.00

Keller, James & Shirley       05/04/98         4,000       28,520.00

Keyser, Frank & Mims,         12/09/97           443        4,500.00
Catherine

Kiryu, Hironori               05/26/98         1,406       10,000.00

Kitaoka, Yukiko               07/31/98         1,429       10,000.00

Knott, Patricia               10/24/97           500        4,550.00

Kobayashi, Shungo             07/02/98         1,429       10,000.00

Koshi, Junichiro              05/18/98         2,628       20,000.00

Kourkoumelis, James M.        10/21/97           500        4,815.00

L'Hussier, Harold R.          10/17/97         1,406       15,002.02

L'Hussier, Harold             03/03/08         1,594       11,715.90

Lange, Robert A.              10/10/97         1,500       13,345.00

Lautzenhiser, Stephen         08/19/97           800        4,832.00

Leonard, William Curtis       11/07/97           216        2,004.00

Malone, Michael & Kimberly    12/09/97            49          500.00

McCarty, Billy E. & Carol J.  12/09/97            99        1,000.00

Mertins, Janelle              01/21/98        10,000       77,500.00

Miller, William F., Jr.       10/10/97         3,000       26,250.00

Milligan, Shirley,            09/30/97           300        2,415.00

TTEE TR UA 7/3/90

Mintzer, Dorothy              09/01/98           500        3,500.00

Mobarak, Heather L.           02/12/98           500        4,000.00

Moor, John                    05/04/98         1,000        7,130.00

Morita, Shegemi               04/10/98         7,400       37,000.00

Mori, Masahiko                05/28/98         7,032       50,000.00

MSP Enterprises               12/09/97           500        5,515.00

Myers, Garry D.               12/31/97         1,344       12,000.00

Nagashima, Tsuyoshi           07/22/98         1,429       10,000.00

Nevin, Micah Cole             11/06/97           100          945.00

Nikovits, John L.             04/22/98         1,000        7,180.00

Nishimura, Joseph Y.          12/16/97         5,192       50,000.00

Nishiwaki, Nick S.            10/23/97        21,978      200,000.00

Padron, Ramon                 05/13/98         1,000        7,350.00

Pichiarella, Lawrence S.      12/08/97           100        1,103.00

Pichiarella, Lawrence S.      12/11/97           200        1,960.00

Pichiarella, Lawrence S.      12/17/97           100          840.00

Presnell, Joe                 11/14/97         2,000       20,480.00

Presnell, Joe & Alma          12/08/97         1,000       11,030.00

Presnell, Joe                 02/25/98         1,000        6,650.00

Presnell, Joe                 04/28/98         1,000        6,430.00

Presnell, Joe                 06/15/98         1,000        7,000.00

Pych, Barbara M.              04/22/98         1,000        7,180.00

Pych, Cynthia M.              04/24/98         2,000       14,360.00

Pych, Gregory L.              04/22/98         2,000       14,360.00

Pych, Joseph                  04/22/98         1,250        8,975.00

Pych, Joseph R.               04/22/98         1,000        7,180.00

Pych, Robert F.               04/22/98         1,000        7,180.00

Regions Bank, TTEE for the    10/10/97         5,656       49,999.99
Bobby P. Lemay Directed IRA

Reventlow, Richard H.         11/06/97        10,989       99,999.90

Rich Energy, Inc.             12/09/97           700        6,370.00

Scott, Donald L.              10/14/97         2,220       20.020.00

Scott, Randall L.             10/14/97         2,220       20,020.00

Seevers, Larry                03/10/98         1,504       10,000.00

Sherbal, Rose                 09/01/98           500        3,500.00

Silva, Anthony                01/26/99        20,000      100,000.00

Silva, Anthony                03/08/99        22,300      100,350.00

Smithers, Charles F., Jr.     02/12/98         6,250       50,000.00

Spoonbill, Inc.               10/23/97       178,024    1,619,949.00

Spoonbill, Inc.               01/29/98        50,000      350,000.00

Spoonbill, Inc.               09/02/98        50,000      250,000.00

Spoonbill, Inc.               01/06/99       140,000      700,000.00

Stanley, David G, TTEE.       12/08/98         5,000       23,750.00

Stanley, Robert J.            10/10/97        11,313      100,006.92

STEP, Inc.                    10/22/97         2,000       18,200.00

Stern, William TTEE           4/7/98          10,000       70,000.00

Stern, William TTEE           4/9/98           5,000       35,000.00

Steuer, Joseph Jr.            08/19/97         1,703        9,996.61

Stewart S. Kent, TTEE,        10/23/97         2,500       22,550.00
UA/TR Dtd 12/29/88

Strickland, Thomas, Jr.       08/26/97           200        1,174.00

Synap Corp.                   05/29/98         9,143       80,000.00

Thomson, Charles A.           10/29/97            2,000        15,400.00

Thurman, Shawn Lee            08/26/97              219         1,495.00

Ueshima, Takeshi              02/05/98            6,494        50,000.00

Ura, Yukari                   06/02/98            1,406        10,000.00

Uy, Camilo                    12/11/97            2,500        25,000.00

Viam Charitable & Edu.        10/21/97           11,905       100,000.00
Foundation, Inc.

Vickers, T. Owen              10/09/97            7,584        64,994.88

Warhaft, Terri                09/01/98              500         3,500.00

Watson, W.N.                  11/06/97              534         5,003.58

Weeks, Everette J.            03/10/98              500         3,590.00

Welden, William Edgar, Jr.    11/11/97              506         5,000.00

Welden, William Edgar, Sr.    11/11/97            2,528        25,000.00

Widmer, Edward J.             12/31/97              500         4,465.00

Wilson, Henry A.              11/03/97              585         5,019.30

Yoshida, Teruni               07/31/98            1,429        10,000.00


TOTAL                                         1,492,893    10,584,623.92



Series A 8% Cumulative Convertible Preferred Stock ($100.00 per share)

                                                Number
                                  Date            Of             Aggregate
Name of Owner                   Acquired        Shares         Consideration
-------------                   --------        ------         -------------

Harding, Neal                   10/30/98         2,950           4
Cipponeri, Jerome               10/30/98           500           5
Kenny, Vernon & Rosemary        10/30/98         1,300           5
Gorman, Robert & Anne           10/30/98         1,000           5

Cregan, John D.                 10/30/98           500         $50,000.00
Stern, William M., TTEE         10/30/98           750          75,000.00
Hall, Kelly                     12/30/98         1,000         100,000.00

          1 Issued in consideration of the cancellation of debt owed by the Company to IRC. See, "Description of Business" - "Business Development" above.

          2 Issued pursuant to Stock Option Agreements adopted by the Board of Directors granting these persons an option to purchase "unregistered" and "restricted" shares of the Company's common stock at a price of $0.275 per share.

          3 Issued as consideration for the granting of a loan in the amount of $1,000,000.

          4 Issued as partial payment of a loan made to Company in 1997 by Harding. See, "Item 12 - Certain Relationships and Related Transactions - Transactions with Management and Others"

          5 Issued as partial payment of loans made to the Company in July 1998 by the above shareholders. See, "Item 12 - Certain Relationships and Related Transactions - Transactions with Management and Others"

                  Management believes that all of the foregoing persons were either "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, or were persons who by virtue of background, education and experience who could accurately evaluate the risks and merits attendant to an investment in the securities of the Company. Further, all such persons were provided with access to all material information regarding the Company, prior to the offer or sale of these securities, and each had an opportunity to ask of and receive answers from directors, executive officers, attorneys and accountants for the Company. The offers and sales of the foregoing securities are believed to have been exempt from the registration requirements of Section 5 of the 1933 Act, as amended, pursuant to Section 4(2) thereof, and from similar state securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The Company intends to continue its drilling program on the Swan Creek leases. The existence of substantial deposits of hydrocarbons (oil and/or gas) in the Swan Creek structure (i.e. the rock formation beneath the surface) is confirmed by the following facts:

                  The Swan Creek structure is located in an area known as the Eastern Overthrust Belt which is an area with numerous faults. A fault is an area where geologic plates overlap. The Eastern Overthrust Belt is geologically similar to the Western Overthrust Belt located in the Rocky Mountains, where there are other oil and gas producing properties.

                  The Company has successfully completed thirteen gas wells in this area, all of which have been flow tested by metering gas from the wells through one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi. To date, the Company has not drilled any dry wells.

                  In July 1998, the Company completed Phase I of its 8 inch 23 mile pipeline from the Swan Creek Field to Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority, the Company was successful in utilizing TVA's rights-of-way along its main power grid from the Swan Creek Field to Rogersville, Tennessee.

                  The Company's plan of operations for the next two years calls for the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well. The Company's future plans also include completing Phase II of its pipeline to extend its recently completed Phase I a distance of 20 miles at a cost of approximately $5,000,000 to connect with the main gas transmission line of East Tennessee Natural Gas. The Tennessee Department of Transportation has verbally granted the Company the right to lay Phase II of its pipeline along state highway 11 to Kingsport, Tennessee where the Company will connect its line with East Tennessee Natural Gas pipeline and other potential customers. This will allow the Company to sell all of the natural gas it can produce throughout the southeastern and northeastern United States. At the present time, the Company is capable of producing substantially more gas than it is able to sell. The Company estimates that its ultimate deliverability will reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month once Phase II of its pipeline is completed. The Company expects to reach this capacity on or about December 31, 2002. The estimated time from start to finish of construction of Phase II of the Pipeline is six to eight months.

                  The Company does not presently have the funds needed to enable it to complete its drilling program and the extension of the pipeline. There can be no assurances that all of the funding necessary for the continuation of the drilling program and the completion of Phase II of the pipeline will become available. Moreover, no assurance can be given that the Company will be able to obtain the required rights of way to construct Phase II of its pipeline, and the completed Phase I of the pipeline will only serve production from a portion of the Swan Creek Field.

                  In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The acquisition was for a total purchase price of approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The note evidencing this financing accrues interest at the rate of 9.5% per annum for the period from December 1998 to May 1999. After May 1999, the interest rate becomes 9% per annum. Monthly interest only payments are due from December 1998 to May 1999. Monthly installments of principal and interest of $138,349 are due from June 1999 to December 1999. There is a balloon payment of $983,773 due in January 2000. The aggregate current production from the Kansas Properties is approximately 1,002 Mcf of natural gas and 378 barrels of oil per day. Income from the Kansas properties at the present time is approximately $82,000 per month with net income after operating expenses of approximately $34,000 per month. Revenues from the Kansas Properties for 1998 were significantly lower than in the prior two years as a result of lower oil and gas prices.

                  There are several capital projects that are available in Kansas which include drilling wells, recompletion of wells and major workovers to increase current production. These projects when completed may well increase production in Kansas. However, the cost of reworking certain existing wells is projected to be $1.4 million. Since the Company does not presently have the funds necessary to rework existing wells and/or drill additional wells the ability to undertake such efforts is dependent on the Company obtaining additional debt or equity financing. Management has made the decision to not undertake such efforts to raise the funds necessary to perform this work until the price of oil has moved to the $15 per barrel range. Current prices are in the $10 per barrel range.

                  The Company has determined not to pursue the development of the Beech Creek, Fentress County, Wildcat, Burning Springs and Alabama Leases, all of which have expired. The Company, instead, will concentrate on the development of its other properties which management believes have greater economic potential and the acquisition of other properties.

                  The Company has no plans, at present, to increase the number of its employees significantly.

                  This plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Results of Operations

                  The Company incurred a net loss of $3,083,638 ($0.42 per share) in 1998 compared to a net loss of $4,370,570 ($0.71 per share) in 1997.

                  The Company realized oil and gas revenues of $2,078,101 in 1998. In 1997 the Company had no revenues. Revenues in 1998 were offset by increased production costs and taxes of $1,943,944 compared to $3,748 in 1997. These increases in revenues and production costs were attributable primarily to the acquisition of the Kansas Properties in 1998.

                  Depletion, depreciation and amortization increased from $79,267 in 1997 to $290,030 in 1998 due, again, primarily to the acquisition of the Kansas Properties.

                  General and administrative costs decreased $163,709 to $1,372,132 in 1998. The decrease occurred primarily as a result of cost savings with respect to the Kansas Properties and the completion of Phase I of the Pipeline.

                  Interest expense of $574,906 in 1998 was $1,310,542 less than the previous year due to less debt and funding transactions.

                  Public relations costs of $342,203 in 1998 was $52,489 less than in 1997 as a result of an effort by the Company to cut costs.

                  Legal and accounting costs in 1998 were $656,104 compared to $390,297 in 1997. This increase of $265,807 was due primarily to an increase in costs for auditing services and legal costs for services related to on-going litigation and a failed private placement.

                  The Company did not have any income tax expense in 1998 or 1997 due to a net operating loss carryfoward. Deferred tax assets, consisting primarily of these loss carryfowards, have been fully reduced by a valuation allowance as management considers it unlikely these tax assets will be realized.

Liquidity

                  During 1998, as in prior years, revenues from operations were insufficient to fund the Company's operations.

The Company's primary source of funds during 1998 came from private placements of the Company's restricted securities in the amount of approximately $3,557,396 and borrowings of $3,021,555. The Company expects to need approximately $5,000,000 in 1999 to complete Phase II of its pipeline and $6,000,000 to continue development of its Swan Creek Field and other working capital requirements. The Company plans to raise this money from investors and/or lenders. The Company does not expect to realize positive cash flows from operations until Phase II of its pipeline is completed which is currently projected to be six to eight months from the start of construction of the pipeline.

                  The Company's auditors, BDO Seidman, LLP, have stated in the "Report of Independent Certified Public Accountants" for December 31, 1998 to the Company's shareholders that as a result of the Company's losses from operations, its working capital deficiency and the requirement of an additional expenditure of approximately $5 million to complete Phase II of its pipeline there is "substantial doubt" about the Company's ability to continue as a going concern. Although there is no assurance that the Company will be able to raise the necessary funds to complete Phase II of the pipeline, management is engaged in discussions with several funding sources and anticipates that it will be able to raise the necessary financing in the near future. Management further believes that once such funding is in place it will be able to complete Phase II of the pipeline and it will be well-positioned to shortly have positive cash flow and be financially stable.

New Accounting Pronouncements

                  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement did not have an impact on the Company's financial statements.

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. This statements establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement did not have an impact on the Company's financial statements.

Year 2000 Risks

                  As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next year. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company believes it has fully achieved Year 2000 compliance for all internal information systems. As such, management believes that Year 2000 transition of the Company's internal information systems will not have a material adverse effect on future results. Costs associated with compliance were immaterial and have been fully incurred.

                  The Company is in the process of examining key third party relationships to determine, to the extent practical, the degree of such parties' Year 2000 compliance. The Company faces risks if key business suppliers, banks, utilities, transportation providers, communications providers or government services are not compliant for the Year 2000. In order to mitigate this risk, the Company is reviewing its options to continue operations using alternative suppliers, banks, utilities and providers of transportation and communication services. There can be no guarantee that the measures taken by the Company will solve the Year 2000 issue of such third parties. If such problems are not solved by such third parties and the Company can not locate alternative sources as outlined, this may have a significant adverse impact on the Company.

ITEM 7            FINANCIAL STATEMENTS

                  The financial statements and supplementary data commence on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from Price-Bednar, LLP, CPA to Charles M. Stivers, CPA

                  Price-Bednar, LLP, Certified Public Accountants, were engaged as the Company's accountants as of February 22, 1996, to audit the financial statements of the Company for the calendar year ending December 31, 1995.

                  The Company had engaged the services of another accountant to complete certain preparatory on-site audit activities for preliminary review by Price-Bednar. These services were not timely provided by the other accountant. Also, many of the records of IRC were unavailable, and, Price-Bednar required a number of these records to be reconstructed prior to its completion of the audit. During the week of May 20, 1996, the Company was advised that the principal accountant of Price-Bednar, who was responsible for the Company's audit, would be out of town for the following week, and it became clear that Price-Bednar would not be able to complete the audit for at least three weeks, because certain information requested by them had not yet been provided by the Company. Price-Bednar was terminated by the President, effective June 7, 1996, and Charles M. Stivers, Certified Public Accountant, of Manchester, Kentucky, who had been engaged to conduct the preparatory on-site audit activities for Price-Bednar when the other accountant failed to perform as promised, indicated that he could timely deliver the required audit report and was promptly engaged to do so by the Board of Directors.

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

                  Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Charles M. Stivers, in his capacity as an independent certified public accountant, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

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

                                        Date  of
                         Positions     Election or
Name                        Held       Designation
----                     ---------     -----------

Joseph E. Armstrong       Director         3/13/97
2624 Selma Avenue
Knoxville, TN 37914

John L. Kidde             Director         6/19/98
154 Oldchester Road
Essex Fells, N.J. 07021

James B. Kreamer          Director         3/13/97
3621 Cabin Creek Road
London, KY 40741

William A. Moffett        Director         5/95
29 Chisolm Trail
Santa Fe, NM 87501

Shigemi Morita            Director         3/13/97
80 Park Avenue
New York, N.Y. 10016

Allen H. Sweeney          Chairman of      3/13/97
1400 Oak Tree Drive       the Board of
Edmund, OK 73003          Directors

Malcolm E. Ratliff        Director; Chief  4/21/98
12608 Avallon Place       Executive
Knoxville, TN 37922       Officer

Robert M. Carter          President        3/13/98
317 Heathermoor Drive
Knoxville, TN 37922

Mark A. Ruth              Chief Financial  12/14/98
104-D Cynthia Lane        Officer
Knoxville, TN 37922

Sheila Sloan              Treasurer        3/13/97
121 Oostanali Way
Loudon, TN 37774

Elizabeth Wendelken       Secretary        3/13/97
8023 Stanley Road
Powell, TN 37849


                  The Company's Board of Directors met 16 times in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

                  In fiscal 1998, Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director, Shigemi Morita and John L. Kidde, two of the Company's other Directors, and IRC, which owns more than ten percent (10%) of the Company's common stock inadvertently failed to timely file certain Form 3, 4 and 5 reports. Mr. Ratliff failed to timely file two Form 4 reports involving five transactions. Mr. Morita failed to timely file a Form 5 report and two Form 4 reports involving two transactions. Mr. Kidde failed to timely file his Form 3 and 5 reports and one Form 4 report involving one transaction. IRC failed to timely file three Form 4 reports involving four transactions. These deficiencies have all been cured.

Business Experience

                  Joseph Earl Armstrong is 41 years old and a resident of Knoxville, Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co.

                  John L. Kidde is 60 years old. He received a B.A. Degree from Princeton University in 1956. From 1969 to 1988 he served as a Director and Vice-President of Kidde International, Inc. which was engaged in several businesses in the area of safety, security and business protection. Subsequently and to date he has acted as President of KDM Development Corporation, an investment management company. Mr. Kidde is also a Co-Founder and Chairman of Australasia, Inc., a Pacific Rim investment fund. He is also a Director and Investment Committee member of Asset Management Advisors, Inc. of Palm Beach, Florida and an active General Partner in a number of venture capital partnerships including, Claflin Capital I-V, North American Venture Capital II and the Opportunity Fund. Mr. Kidde is a Trustee of the Stevens Institute of Technology and the Open Space Institute in New York.

                  James B. Kreamer is 59 years old. He earned a Degree in Business from the University of Kansas in 1963. He has been the owner of several business enterprises. In 1982, he purchased a seat on the Kansas City Board of Trade where he served on several committees working on the development of futures trading. Since 1979, he has been engaged in the oil and gas business as an investor. He currently serves as a member of the Board of Directors of Panaco, Inc., a NASDAQ energy company.

                  William A. Moffett is 64 years old. He received a BS Degree in Geological Engineering from Oklahoma University in 1956. From 1977 to 1982, he was Operations Manager for Esso Exploration and Production in the United Kingdom. From 1982 to 1984, he was General Production Manager for Intercol (an affiliate of Exxon in Colombia). From 1984 to 1991 he was CEO for Stan Vac Indonesia, a joint Exxon/Mobil affiliate.

                  Shigemi Morita is 63 years old. He received an A.B. Degree from Elon College in North Carolina. From 1969 to 1996 he was the President and CEO of Morita & Co., an insurance agency specializing in insurance for Japanese companies doing business in the United States. In 1996, Morita & Co., Inc. was acquired by Tokio Marine Management, Inc., Mitsubishi International Corporation in New York and Mitsubishi International, Ltd. in Tokyo. He remains as a consultant.

                  Malcolm E. Ratliff is 52 years old. He attended the University of Mississippi from 1965 to 1967. He has been involved in the oil and gas business since 1974, initially as a roustabout and then developing oil and gas leases. In 1992 he was involved with personal investments. In 1993 and 1994 he experienced serious health problems which prevented him from working. In April 1995, he became associated with the Company and, after its merger with Onasco, he served as a consultant to the Company's Board of Directors. From March 13, 1997 until March 13, 1998 when he resigned for health reasons, he was the Chief Executive Officer of the Company, and until his resignation on March 13, 1998, he was also acting as interim President of the Company as the result of the death, on September 19, 1997, of Daniel Follmer, the Company's President. On April 21, 1998 at the request of the Company's Board of Directors, Mr. Ratliff agreed to return to the management of the Company as its Chief Executive Officer. On June 19, 1998 at the Company's Annual Meeting of Stockholders he was elected to the Company's Board of Directors.

                  Allen H. Sweeney is 52 years old. He received an MBA in finance from Oklahoma City University in 1972 and a Bachelor Degree in Accounting from Oklahoma State University in 1969. From 1978 to 1980, he served as Treasurer and CEO of Phoenix Resources Company. From 1980 to 1981, he served as Vice-President-Finance for Plains Resources, Inc. From 1982 to 1984, he was Vice- President-Finance for Wildcat Mud, Inc. From 1984 to 1992 he operated an independent consulting service under the name of AHS and Associates, Inc. Since 1992, he has served as Director and President of Columbia Production Company and Mid-America Waste Management, Inc.

                  Robert M. Carter is 63 years old. He received a B.A. degree in Business form the Middle Tennessee State College. For

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

                  Mark A. Ruth is 40 years old. He is a certified public accountant with 17 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company.

Committees

                  The Company has operating audit and compensation committees. Messers. Sweeney, Armstrong and Morita comprise the audit committee and Messers. Sweeney, Ratliff and Morita are the members of the compensation committee.

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

ITEM 10           EXECUTIVE COMPENSATION

                  The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                                    Summary Compensation Table

                                       Annual Compensation

Name and                                                                            Other Annual
Principal Position                   Year            Salary ($)     Bonus ($)       Compensation ($)
Malcolm E. Ratliff,                  1998            $ 60,000       $-0-            $500
Chief Executive Officer              1997            $  9,731       $-0-            $500
                                     1996            $-0-           $-0-            $500

James E. Kaiser,                     1998            $-0-           $-0-            $-0-
Chief Executive Officer and          1997            $ 6,154        $-0-            $-0-
General Counsel                      1996            $20,000        $-0-            $-0-

Theodore Scallan,                    1998            -0-            $-0-            -0-
Chief Executive Officer and          1997            -0-            $-0-            -0-
President                            1996            $53,120        $-0-            -0-

George E. Walter, Jr.                1998            -0-            $-0-            $-0-
Chief Executive Officer              1997            -0-            $-0-            $-0-
                                     1996            $   923        $-0-            $20,000


                                     -----------Long Term Awards-----------

                                     -----------Awards--------------Payouts

Name and                             Restricted     Securities      Payouts         All Other
Principal Position                   Stock          Underlying                      Compen-
                                     Awards($)      Options                         sation
                                                    /SARs(#)

Malcolm E. Ratliff,                  -0-            50,000          -0-             -0-
Chief Executive Officer              -0-            -0-             -0-             -0-
                                     -0-            -0-             -0-             -0-

James E. Kaiser,                     -0-            -0-             -0-             -0-
Chief Executive Officer and          -0-            -0-             -0-             -0-
General Counsel                      -0-            -0-             -0-             -0-

Theodore Scallan,                    -0-            -0-             -0-             -0-
Chief Executive Officer and          -0-            -0-             -0-             -0-
President                            462,250(1)     100,000(2)      -0-             $20,000(3)

George E. Walter, Jr.                -0-            -0-             -0-             -0-
Chief Executive Officer              -0-            -0-             -0-             -0-
                                     -0-            -0-             -0-             -0-


--------

(1) Represents shares transferred from majority shareholder, based upon closing price of $6.25 on 7/28/95, closing price of $7.25 on 8/31/95 and $6.00, the bid on 11/28/95.

(2)  Option has expired.

(3)  Termination compensation.

                       OPTION GRANTS IN LAST FISCAL YEAR

                  Individualized Grants

Name                      Number of                Percent of Total        Exercise        Expiration
                          Securities               Options/SARs            or Base         Date
                          Underlying               Granted to              Price
                          Options/SARs             Employees in            ($/Sh)
                          Granted (#)              Fiscal 1998

Malcolm E.                      50,000                      100%           $7.00           6/19/99
Ratliff


                  No options were exercised during fiscal year ended December 31, 1998 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                  The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management intends to adopt a 401(k) plan and full liability insurance for directors and executive officers and a health insurance plan for employees in the near future.

Compensation of Directors

                  The Board of Directors has resolved to compensate members of the Board of Directors for attendance at meetings at the rate of $250 per day, together with direct out-of-pocket expenses incurred in attendance at the meetings, including travel. The Directors, however, have waived such fees due to them as of this date for prior meetings.

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

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Security Ownership of Certain Beneficial Owners

                  The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 15, 1999 with these computations being based upon 7,992,016 shares of common stock being outstanding and assumes the exercise of 375,000 shares vested under options granted by the Company as of March 15, 1999.

                            Five Percent Stockholders

                                                                 Percent
                                             Number of Shares       of
Name and Address                  Title     Beneficially Owned    Class
----------------                  -----     ------------------   -------

Industrial Resources          Stockholder       2,853,823         34.1%
Corporation(4)
603 Main Ave.
Knoxville, TN 37902

Spoonbill, Inc.               Stockholder         418,024          5.2%
Tung Wai Commercial Bldg.
20th Floor
109-111 Gloucester Rd.
Wanchai, Hong Kong

--------

(4) James Ratliff is the sole owner of the outstanding securities of Industrial Resources Corporation ("IRC"), and, accordingly, he may be deemed to be an affiliate of the Company. James Ratliff is also the father of Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. Malcolm E. Ratliff is the President of IRC and his wife, Linda Ratliff, is the Secretary of IRC. Tracmark, Inc., is a corporation, the sole shareholder of which is James Ratliff, as Trustee for the Ratliff Family. James Ratliff is the President, Malcolm E. Ratliff is the Vice-President and Linda Ratliff is the Secretary-Treasurer of Tracmark, Inc. which may also be deemed an affiliate of the Company. James Ratliff is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. The shares listed here for IRC include 67,519 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 30,000 shares owned directly by Tracmark, Inc. and 128,700 shares owned directly by Ratliff Farms, Inc.

                        Directors and Executive Officers
                        --------------------------------


                                                    Shares
Name and                                         Beneficially       Percent of
Address                             Title            Owned             Class
--------                            -----        ------------       ----------

Joseph Earl Armstrong              Director         50,000(5)       Less than 1%
2624 Selma Avenue
Knoxville, TN 37914

Robert M. Carter                   President        98,000(6)          1.21%
317 Heathermoor Drive
Knoxville, TN 37922

John L. Kidde                      Director         59,000(7)       Less than 1%
154 Oldchester Road
Essex Falls, NJ 07021

James B. Kreamer                   Director         50,000(8)       Less than 1%
3621 Cabin Creek Rd.
London, KY 40741

William A. Moffett                 Director         100,000            1.25%
1073 Encantado Drive
Santa Fe, NM 87501

Shigemi Morita                     Director         171,141(9)         2.13%
80 Park Avenue
New York, N.Y. 10016

--------

(5)  Consists of shares underlying an option.

(6) Consists of 23,000 shares held directly and options to purchase 75,000 shares.

(7) Consists of 9,000 shares held directly and options to purchase 50,000 shares.

(8)  Consists of options to purchase shares.

(9) Consists of 61,741 shares held directly (including 7,000 shares owned by Morita Poperties, Inc. of which Shigemi Morita is the sole shareholder), 79,400 shares held as an IRA beneficiary and options to purchase 30,000 shares.

Malcolm E. Ratliff              Director;        2,853,823(10)         34.1%
12608 Avallon Place             Chief
Knoxville, TN 37922             Executive
                                Officer

Mark A. Ruth                    Chief                  -0-              -0-
104-D Cynthia Lane              Financial
Knoxville, TN 37922             Officer

Sheila F. Sloan                 Treasurer           12,000(11)      Less than 1%
121 Oostanali Way
Loudon, TN 37774

Allen H. Sweeney                Chairman of        150,500(12)         1.87%
1400 Oak Tree Drive             the Board
Edmund, OK 73003

Elizabeth Wendelken             Secretary           11,000(13)      Less than 1%
8023 Stanley Road
Powell, TN 37849

All Officers and                                 3,555,464(14)        42.49%
Directors
as a Group


--------

(10) Malcolm E. Ratlif, the Company's Chief Executive Officer and a Director, is also President of Industrial Resources Corporation ("IRC"). James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder of IRC and Linda Ratliff, the wife of Malcolm E. Ratliff, is the Secretary of IRC. Malcolm E. Ratliff is also Vice-President of Tracmark, Inc., a corporation whose sole stockholder is James Ratliff as Trustee for the Ratliff Family. James Ratliff is the sole shareholder and president of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice- President/Secretary of Ratliff Farms, Inc. The shares listed here include 67,519 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 2,577,604 shares owned directly by IRC, 30,000 shares owned directly by Tracmark, Inc. and 128,700 shares owned directly by Ratliff Farms, Inc.

(11) Consists of 2,000 shares held directly and options to purchase 10,000 shares.

(12) Consists of 100,500 shares held indirectly through a company which he controls and options to purchase 50,000 shares.

(13) Consists of 1,000 shares held directly and options to purchase 10,000 shares.

(14) Consists of shares held directly and indirectly by management, shares held by Industrial Resources Corporation, shares held by Tracmark, Inc. Ratliff Farms, Inc. and 375,000 shares underlying options.

Changes in Control

                  Except as indicated below, to the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Management and Others

                  Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

                  During 1997, the Company converted $333,719 of debt payable to IRC to 59,328 shares of common stock, $12,398 of debt payable to Malcolm E. Ratliff to 2,204 shares of common stock and $138,105 of debt payable to Tracmark, Inc. to 24,552 shares of common stock. Those obligations arose from loans to the Company by IRC, Malcolm E. Ratliff and Tracmark, Inc.

                  During 1997 the Company borrowed the sum of $1,000,000 from an individual, Neal Harding. The loan from Mr. Harding was used primarily for pipeline construction. Repayment of the loan from Mr. Harding was guaranteed by IRC, which also granted an option to Mr. Harding to purchase 300,000 shares of stock of the Company it owned at a price of $10 per share. One-half of that loan was repaid in January 1998 from existing cash revenues and the balance was paid in October 1998 by paying Mr. Harding $250,680.56 in cash and issuing to him 2,950 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock.

                  The Company has issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1997 and the first quarter of 1998. Mr. Morita was given an option that if it was determined that a well(s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well(s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells are not exercisable.

                  On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans were secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loans bore interest at the rate of 8% per annum and matured on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock advanced to the lenders and broker on behalf of the Company by Malcolm E. Ratliff. Approximately $520,000 of this loan has been repaid by the Company out of proceeds from a Convertible Note in the amount of $1,500,000 received during October, 1998. The Convertible Note matures in five years and is convertible into shares of the Company's common stock at a price of $6.25 per share. In connection with the loan received by the Company evidenced by the Convertible Note, the Company issued 25,000 shares of its common stock to the lender as a loan fee. The balance of the $800,000 loans have been satisfied by the issuance to the lenders of 2,800 shares of Series A 8% Cumulative Convertible Preferred Stock convertible at a price of $5.75 per share.

                  The Company has entered into a financial consulting agreement with Proton Capital, LLC ("Proton") of Westport Connecticut, for a two (2) year period commencing as of January 1, 1999, whereby Proton is to provide services in connection with shareholder relations, press releases, long term financial planning, corporate reorganizations and financing. The Company is to pay Proton $10,000 per month commencing in June 1999, or sooner if financing is procured by Proton. Further, if the Company enters into a business combination with parties introduced by Proton, then the Company will pay Proton a finders fee according to a fee schedule ranging from a fee of five (5%) percent for a business combination wherein the consideration does not exceed $5 million to a fee of $320,000 plus two (2%) percent in excess of $7 million where the transaction consideration is in excess of $7 million.

                  Malcolm E. Ratliff, the Chief Executive Officer and a Director of the Company, has entered into an agreement with Proton to sell Proton not more than 370,000 shares of common stock of the Company at $5.00 per share over a five (5) year period. Proton has issued a non-recourse promissory note in the amount of $1.85 million, together with interest at six (6%) percent per annum. The promissory note is payable out of proceeds of the sale of the shares. The 370,000 shares were transferred from IRC, an affiliate of Mr. Ratliff, to a privately held company solely owned by James Ratliff, the father of Malcolm E. Ratliff, and subsequently to Proton. As of the date of this Report, no shares have been sold by Proton under the terms of this agreement.

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

    3.8        Articles of Merger and Plan of Merger (taking into
               account the formation of the Tennessee
               wholly-owned subsidiary for the purpose of
               changing the Company's domicile and effecting
               reverse split)
    5.1        Opinion of Robson & Miller, LLP
   10.1(a)     Purchase Agreement with IRC
   10.1(b)     Amendment to Purchase Agreement with IRC
   10.1(c)     General Bill of Sale and Promissory Note
   10.2(a)     Compensation Agreement - M. E. Ratliff
   10.2(b)     Compensation Agreement - Jeffrey D. Jenson
   10.2(c)     Compensation Agreement - Leonard W. Burningham
   10.3        Agreement with The Natural Gas Utility District of

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

                           Pro Forma Financial Information
                           Pro forma combined statements of loss for year ended December 31, 1997 for Tengasco, Inc. from AFG Energy, Inc.

    2.1(a) Exhibit A to Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.

    2.1(a) Exhibit A to Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.

(iv) Annual Report on Form 10-KSB, Date of Report, April 10, 1998

Exhibit Number and Description

   10.6 Teaming Agreement between Operations Management International, Inc. and Tengasco, Inc. dated March 12, 1997
   10.7 Agreement for Transition Services between Operations Management International, Inc. and Tengasco, Inc. regarding the East Tennessee Technology Park
   99.8 Coburn Engineering Report dated February 18, 1997 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
   99.9 Columbia Engineering Report dated March 2, 1997 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

The following exhibits are filed herewith:

    3.9                    Amendment to the Corporate Charter dated June
                           24, 1998
    3.10                   Amendment to the Corporate Charter dated October 30,
                           1998
   21                      List of Subsidiaries

   99.10 Coburn Engineering Report dated February 9, 1999 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
   99.11 Columbia Engineering Report dated February 20, 1999 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

                                                                  Tengasco, Inc.

                                               Consolidated Financial Statements
                                          Years Ended December 31, 1998 and 1997

                                                                  Tengasco, Inc.

                                                                        Contents


Report of Independent Certified Public Accountants                             2


Consolidated Financial Statements

   Balance sheets                                                              3

   Statements of loss                                                          4

   Statements of stockholders' equity                                          5

   Statements of cash flows                                                  6-7

   Notes to financial statements                                            8-30

Report of Independent Certified Public Accountants

Board of Directors
  Tengasco, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and as of December 31, 1998 has a working capital deficiency. Further, management estimates that additional financing of approximately $5.0 million is required in order for the Company to complete Phase II of its pipeline facilities under construction. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          s/  BDO Seidman, LLP
Atlanta, Georgia
March 5, 1999

December 31,                                                                               1998                1997
-----------------------------------------------------------------------------------------------------------------------

Assets (Note 8)

Current
   Cash and cash equivalents                                                          $   913,194         $ 4,451,274
   Accounts receivable                                                                    147,050                   -
   Inventory                                                                              100,298             140,253
   Prepaid expenses                                                                             -             270,939
-----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    1,160,542           4,862,466

Oil and gas properties, net (on the basis
   of full cost accounting) (Note 5)                                                    7,747,655           6,872,571

Pipeline facilities under construction, at cost (Note 6)                                4,019,209           2,596,967

Other property and equipment, net (Notes 7 and 9)                                         461,009             302,146

Other                                                                                     137,362              10,661
-----------------------------------------------------------------------------------------------------------------------







                                                                                      $13,525,777         $14,644,811
-----------------------------------------------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                                     Consolidated Balance Sheets

December 31,                                                                              1998                1997
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current
   Due to AFG Energy, Inc. (Note 3)                                                   $   953,895          $3,552,005
   Notes payable (Note 8)                                                               1,000,000           2,007,486
   Loans payable to affiliates (Note 4)                                                   413,800             252,398
   Current maturities of long-term debt (Note 9)                                           89,135              41,161
   Accounts payable - trade                                                               351,567             527,398
   Accrued liabilities                                                                    281,360             256,589
-----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               3,089,757           6,637,037

Due to AFG Energy, Inc. (Note 3)                                                          976,207           1,865,078

Long term debt, less current maturities (Note 9)                                        2,214,723             141,215
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       6,280,687           8,643,330
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6, 8 and 10)
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity (Notes 8 and 11)
   Convertible redeemable preferred stock; redemption value
     $800,000; 8,000 shares outstanding                                                   800,000                   -
   Common stock, $.001 par value; authorized 50,000,000 shares,
     issued and outstanding 7,644,212 (7,029,835 in 1997)                                   7,644               7,029
   Common stock to be issued (Note 12)                                                    700,000                   -
   Additional paid-in capital                                                          16,796,038          13,470,446
   Unamortized stock option awards                                                       (162,500)            (63,540)
   Accumulated deficit                                                                (10,496,092)         (7,412,454)
-----------------------------------------------------------------------------------------------------------------------
                                                                                        7,645,090           6,001,481
   Due from stockholder (Note 12)                                                        (400,000)                  -
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                              7,245,090           6,001,481
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $13,525,777         $14,644,811
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                                 Consolidated Statements of Loss


Years ended December 31,                                                                     1998                1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     As restated (Note
                                                                                                                   17)

Oil and gas revenues                                                                   $2,078,101         $         -
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses
   Production costs and taxes                                                           1,943,944               3,748
   Depletion, depreciation and amortization                                               290,030              79,267
   General and administrative costs                                                     1,372,132           1,535,841
   Interest expense                                                                       574,906           1,885,448
   Public relations                                                                       342,803             395,292
   Legal and accounting                                                                   656,104             390,297
   Realized (gain) loss on sale of investments                                            (18,180)             80,677
-----------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                5,161,739           4,370,570
-----------------------------------------------------------------------------------------------------------------------

Net loss                                                                              $(3,083,638)        $(4,370,570)
-----------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                                                    $(0.42)              $(0.71)
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                 Consolidated Statements of Stockholders' Equity


                                      Convertible                                                      Unamortized
                                      redeemable                                 Common    Additional       stock
                                      preferred        Common Stock               stock       paid-in      option   Accumulated
                                                 -------------------------
                                          stock      Shares       Amount       issuable       capital      awards       deficit
------------------------------------- ---------- ------------ ------------ -- ---------- ------------- ----------- -------------

Balance, December 31, 1996            $       -   5,707,827       $5,708      $       -  $  4,783,369   $(292,186)  $(3,041,884)

   Common stock issued for
     exercised options                        -     345,414          345              -        94,645           -             -

   Common stock issued for the
     extinguishment of debt (Note 7)          -      86,084           86              -       677,829           -             -

   Stock  option awards and
     amortization, net                        -           -            -              -      (175,069)    228,646             -

   Common stock options granted to
     non-employees                            -           -            -              -       295,419           -             -

   Common stock issued in private
     placements                               -     754,510          754              -     6,307,201           -             -

   Stock issued for loan
     origination fee (Note 8)                 -     100,000          100              -     1,024,900           -             -

   Stock issued for services                  -      36,000           36              -       462,152           -             -


   Net loss for the year ended
     December 31, 1997 - as                   -           -            -              -             -           -    (4,370,570)
     restated (Note 17)
------------------------------------- ---------- ------------ ------------ -- ---------- ------------- ----------- -------------

Balance, December 31, 1997                    -   7,029,835        7,029              -    13,470,446     (63,540)   (7,412,454)

   Issuance of convertible
     redeemable preferred stock
     (8,000 shares)                     800,000           -            -              -       (64,000)          -             -

   Common stock issued for
     exercised options                        -       2,250            2              -        15,748           -             -

   Stock  option awards and
      amortization, net                       -           -            -              -       325,000     (98,960)            -
                                                                                      -
   Common stock issued for loan fee           -      25,000           25              -       127,975           -             -

   Common stock issued in private
     placements, net of related
     expense                                  -     578,111          579              -     2,860,518           -

   Common stock to be issued in
     private placement                        -           -            -        700,000             -           -             -

   Common stock issued for
     compensation                             -       6,000            6              -        39,714           -             -

   Stock issued for services                  -       3,016            3              -        20,637           -

   Net loss for the year ended
     December 31, 1998                        -           -            -              -             -           -    (3,083,638)
------------------------------------- ---------- ------------ ------------ -- ---------- ------------- ----------- -------------

Balance, December 31, 1998             $800,000   7,644,212       $7,644       $700,000   $16,796,038   $(162,500) $(10,496,092)
------------------------------------- ---------- ------------ ------------ -- ---------- ------------- ----------- -------------

                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                 Consolidated Statements of Stockholders' Equity


                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                           Consolidated Statements of Cash Flows


Years ended December 31,                                                                     1998                1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     As restated (Note
                                                                                                                   17)

Operating activities
   Net loss                                                                           $(3,083,638)        $(4,370,570)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, depreciation and amortization                                           290,030              79,267
       Compensation and services paid in stock options and
         warrants and common stock                                                        286,400             736,183
       Interest expense paid by issuance of
         payable to affiliate                                                             163,800                   -
       Amortization of loan fees paid by issuance of
         common stock and stock options                                                         -           1,293,694
       Amortization of imputed value of stock warrants issued
         in connection with notes payable                                                       -             220,000
       Amortization of deferred loan costs                                                      -             170,833
       Amortization of deferred publicity costs                                           240,000                   -
       Changes in assets and liabilities:
         Accounts receivable                                                             (147,050)              4,658
         Inventory                                                                         39,955                   -
         Prepaid expenses and other assets                                                 32,238              (4,125)
         Accounts payable                                                                (175,831)            180,305
         Accrued liabilities                                                               24,771             148,333
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                  (2,329,325)         (1,541,422)
-----------------------------------------------------------------------------------------------------------------------

Investing activities
   Acquisition of certain assets of AFG Energy, Inc.                                   (2,990,253)                  -
   Additions to property and equipment                                                   (203,507)           (178,169)
   Net additions to oil and gas properties                                             (1,516,770)           (545,429)
   Proceeds on sale of oil and gas interests                                                    -             310,000
   Additions to pipeline facilities under construction                                 (1,422,242)         (1,709,652)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (6,132,772)         (2,123,250)
-----------------------------------------------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                           Consolidated Statements of Cash Flows


Years ended December 31,                                                                     1998                1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     As restated (Note
                                                                                                                   17)

Financing activities
   Proceeds from exercise of options                                                       15,751                   -
   Proceeds from borrowings                                                             3,021,555           1,617,924
   Repayments of borrowings                                                            (1,831,685)            (51,478)
   Net proceeds from issuance of common stock                                           3,557,396           6,402,946
   Net proceeds from private placements of convertible
     redeemable preferred stock                                                           225,000                   -
   Payment of commissions on issuance of redeemable
     convertible preferred stock to extinguish debt                                       (64,000)                  -
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               4,924,017           7,969,392
-----------------------------------------------------------------------------------------------------------------------

Net change cash and cash equivalents                                                   (3,538,080)          4,304,720

Cash and cash equivalents, beginning of year                                            4,451,274             146,554
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                $   913,194         $ 4,451,274
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

                                        Effective May 2, 1995, Industrial
                                        Resources Corporation, a Kentucky
                                        corporation ("IRC"), acquired voting
                                        control of the Company in exchange for
                                        approximately 60% of the assets of IRC.
                                        Accordingly, the assets acquired, which
                                        included certain oil and gas leases,
                                        equipment, marketable securities and
                                        vehicles, were recorded at IRC's
                                        historical cost. The transaction was
                                        accomplished through the Company's
                                        issuance of 4,000,000 shares of its'
                                        common stock and a $450,000, 8%
                                        promissory note payable to IRC. The
                                        promissory note was converted into
                                        83,799 shares of Tengasco, Inc. common
                                        stock in December 1995.

                                        The Company changed its domicile from
                                        the State of Utah to the State of
                                        Tennessee on May 5, 1995 and its name
                                        was changed from "Onasco Companies,
                                        Inc." to "Tengasco, Inc."

                                        The Company's principal business
                                        consists of oil and gas exploration,
                                        production and related property
                                        management in the Appalachian region of
                                        eastern Tennessee and in the state of
                                        Kansas. The Company's corporate offices
                                        are in Knoxville, Tennessee. The Company operates as one reportable business segment based on the similarity of activities.

                                        During 1996, the Company formed Tengasco
                                        Pipeline Corporation, a wholly-owned
                                        subsidiary, to manage the construction
                                        and operation of a 43 mile gas pipeline
                                        as well as other pipelines planned for
                                        the future.

                                        Consolidation

                                        The consolidated financial statements
                                        include the accounts of the Company,
                                        Tengasco Pipeline Corporation and
                                        Tennessee Land and Mineral, Inc. All
                                        significant intercompany balances and
                                        transactions have been eliminated.

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

                                        The capitalized costs of oil and gas
                                        properties, plus estimated future
                                        development costs relating to proved
                                        reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The costs of significant development projects awaiting completion of pipeline facilities are excluded from amortization until such time as the pipeline facilities are completed. The Company's proved gas reserves were estimated by Columbia Engineering, independent petroleum engineers, for the Kansas properties, and by Coburn Petroleum Engineering for the Tennessee properties.

                                        The capitalized oil and gas property and pipeline costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        (b) the cost of investments in
                                        unevaluated properties excluded from
                                        the costs being amortized. No ceiling
                                        writedown was recorded in 1998 or 1997.

                                        Pipeline Facilities Under Construction

                                        Pipeline facilities under construction
                                        are carried at cost. The Company will
                                        provide for depreciation of Phase II of
                                        the pipeline facilities using the
                                        straight-line method over the estimated
                                        useful life of the asset once this
                                        section of the pipeline is completed and placed in service. Phase II is expected to be completed in 1999. Accordingly, no depreciation expense has been recorded for 1998 and 1997 relating to Phase II of the pipeline facilities.

                                        Other property and Equipment

                                        Other property and equipment are carried at cost. The Company provides for depreciation of other property and equipment using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

                                        Income Taxes

                                        The Company accounts for income taxes
                                        using the "liability method."
                                        Accordingly, deferred tax liabilities
                                        and assets are determined based on the
                                        temporary differences between the
                                        financial statement and tax bases of
                                        assets and liabilities, using enacted
                                        tax rates in effect for the year in
                                        which the differences are expected to
                                        reverse.

                                        Concentration of Credit Risk

                                        Financial instruments which potentially
                                        subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of the FDIC insurance limit. At December 31, 1998, the Company had deposits with one financial institution in an amount which exceeds the federally insured limit by approximately $700,000. The Company's primary business activities include oil and gas sales to several customers in the states of Tennessee and Kansas. The related trade receivables subject the Company to a concentration of credit risk within the oil and gas industry.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        Loss Per Common Share

                                        Basic loss per share is computed by
                                        dividing loss available to common
                                        shareholders by the weighted average
                                        number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all dilutive potential common shares that were outstanding during the period. Basic and diluted loss per share are based upon 7,348,632 shares for the year ended December 31, 1998 and 6,189,293 shares for the year ended December 31, 1997. There were 475,827 and 618,551 potential weighted common shares
                                        outstanding during 1998 and 1997 related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

                                        Accounting Estimates

                                        The accompanying financial statements
                                        are prepared in conformity with
                                        generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

                                        Fair Values of Financial Instruments

                                        Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        Derivatives

                                        Beginning in December 1997, the Company
                                        began trading in derivative financial
                                        instruments for speculative purposes.
                                        Derivative financial instrument
                                        contracts entered into are comprised of
                                        natural gas future and option contracts.
                                        At December 31, 1998, there were no open positions in any derivative contracts. Net trading (gains) losses of $(18,180) and $80,677 are included in the accompanying Statements of Loss for the years ended December 31, 1998 and 1997, respectively.

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

                                        New Accounting Pronouncements

                                        SFAS No. 133, "Accounting for Derivative
                                        Instruments and Hedging Activities" is
                                        effective for all fiscal years beginning after June 15, 1999. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        Reclassifications

                                        Certain prior year amounts have been
                                        reclassified to conform with current
                                        year presentation.

2.   Going Concern                      The Company has experienced losses
     Uncertainty                        totalling $3,083,638 and $4,370,570 for
                                        the years ended December 31, 1998 and
                                        1997, respectively, and has a working
                                        capital deficit of $1,929,215 at
                                        December 31, 1998. In addition, as of
                                        December 31, 1998, management estimates
                                        that additional expenditures of
                                        approximately $5.0 are required to
                                        complete Phase II of its pipeline
                                        facilities under construction. These
                                        matters raise substantial doubt about
                                        the Company's ability to continue as a
                                        going concern. Management's plans
                                        include raising additional capital in
                                        order to complete the pipeline
                                        facilities and drilling additional oil
                                        and gas wells. The accompanying
                                        financial statements do not include any
                                        adjustments relating to the
                                        recoverability and classifications of
                                        recorded asset amounts or the amounts
                                        and classifications of liabilities that
                                        might be necessary should the Company be unable to continue as a going concern.

3.   Business                           On December 18, 1997, the Company
     Acquisition                        entered into an asset purchase
                                        agreement in which certain producing
                                        oil and gas properties and inventory
                                        located in the state of Kansas ("the
                                        Kansas Properties") were acquired from
                                        AFG Energy, Inc. ("AFG"). The
                                        agreement, which was effective as of
                                        December 31, 1997, closed on March 5,
                                        1998, whereby the Company paid
                                        $2,990,253 in cash and entered into a
                                        note payable agreement with AFG in the
                                        amount of $2,500,000. The note will
                                        accrue interest at 9.5% per annum for
                                        the period from December 1998 to May
                                        1999. After May 1999, the interest rate
                                        becomes 9% per annum. Monthly interest
                                        only payment are due from December 1998
                                        to May 1999. Monthly installments of
                                        principal and interest of $138,349 are
                                        due from June 1999 to December 1999.
                                        There is a balloon payment of $983,773
                                        due in January 2000. The acquisition
                                        has been accounted for as a purchase
                                        and, accordingly, the purchase price of
                                        $5,490,253 has been allocated to the
                                        assets acquired based on the estimated
                                        fair values at the date of acquisition
                                        as follows:

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


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
                                        -----------------------------------------------------------------------------

                                                                                                           $5,490,253
                                        -----------------------------------------------------------------------------

                                        At December 31, 1997, the purchase price of the Kansas Properties is included in the Company's consolidated balance sheet. The results of operations are included in the consolidated financial statements for the year ended December 31, 1998.

                                        The unaudited pro forma results of
                                        operations presented below show the
                                        Company's operations for 1997 as though
                                        the acquisition had taken place at the
                                        beginning of the period. The pro forma
                                        results have been prepared for
                                        comparative purposes only, and are not
                                        necessarily indicative of what the
                                        actual results of operations would have
                                        been had the acquisition occurred at the beginning of the period, or what the results of operations of the Company will be in the future.

                                        Year ended December 31,                                                 1997

                                        -----------------------------------------------------------------------------

                                        Revenues                                                         $ 3,430,329
                                        Net loss                                                          (3,893,208)
                                        Basic and diluted loss per
                                          common share                                                   $     (0.63)
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


4.   Related Party                      The Company has a loan payable to a
     Transactions                       major stockholder in the amount of
                                        $250,000. The loan bears interest at
                                        the rate of 10% per annum and is due
                                        on demand. Additionally the Company has
                                        an account payable with no stated
                                        interest rate to the major stockholder
                                        in the amount of $163,800 at December
                                        31, 1998.

                                        In 1998, the Company incurred
                                        approximately $141,000 of consulting
                                        expenses payable to a member of the
                                        Board of Directors.

                                        During 1997, the Company converted
                                        approximately $344,000 and $138,000 of
                                        debt payable to related parties IRC and
                                        Tracmark, respectively, to common stock.

5.   Oil and Gas                        The following table sets forth
     Properties                         information  concerning the Company's
                                        oil and gas properties:

                                        December 31,                                      1998                  1997
                                        -----------------------------------------------------------------------------

                                        Evaluated                                   $7,846,793            $6,823,246
                                        Unevaluated                                    117,508                76,743
                                        -----------------------------------------------------------------------------
                                                                                     7,964,301             6,899,989

                                        Accumulation depreciation,
                                          depletion and amortization                  (216,646)              (27,418)
                                        -----------------------------------------------------------------------------

                                                                                     $7,747,655           $6,872,571
                                        -----------------------------------------------------------------------------

                                        Evaluated costs excluded from
                                        amortization at December 31, 1997,
                                        consist of approximately $913,000, of
                                        costs relating to the Company's Swan
                                        Creek development project which was
                                        awaiting the completion of Phase I of a
                                        gas pipeline (Note 6).

6.   Pipeline Facilities                In 1996, the Company began construction
     Under Construction                 of a 43-mile gas pipeline which will
                                        (1) connect the Swan Creek development
                                        project to a gas purchaser and
                                        (2) enable the Company to develop gas
                                        transmission business opportunities in
                                        the future. Phase I, a 23 mile portion
                                        of the pipeline, was completed in 1998.

                                        As of December 31, 1998, management
                                        estimates the costs to complete Phase II of the pipeline are approximately $5.0 million.

                                        In January 1997, the Company entered
                                        into an agreement with the

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


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

7.   Other Property                     Other property and equipment consisted
     and Equipment                      of the following:

                                                                                               1998            1997
                                        -----------------------------------------------------------------------------

                                        Machinery and equipment                            $337,070        $277,433
                                        Vehicles                                            356,336         231,228
                                        Other                                               118,593          44,971
                                        -----------------------------------------------------------------------------

                                                                                            811,999         553,632

                                        Less accumulated depreciation                      (350,990)       (251,486)
                                        -----------------------------------------------------------------------------

                                        Other property and equipment - net                 $461,009        $302,146
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


8. Notes Payable                        Notes payable consisted of the
                                        following:

                                                                                           1998                 1997
                                        -----------------------------------------------------------------------------
                                        Note payable to an individual;
                                        approximately $500,000 paid in each of
                                        January 1998 and July 1998 with interest
                                        paid quarterly at 11% per annum;
                                        collateralized by equipment owned by a
                                        major shareholder of the Company. An
                                        affiliate served as guarantor on the
                                        loan. The Company provided the lender
                                        with 100,000 shares of common stock as a
                                        loan origination fee. In conjunction
                                        with the loan agreement, the lender has
                                        an option to purchase 300,000 shares of
                                        the Company's common stock from IRC.

                                                                                    $         -           $1,007,486

                                        Note  payable,   in  default,  to  an
                                        investment  company due May 1997 with
                                        interest  payable  monthly at 10% per
                                        annum;     collateralized     by    a
                                        subordinated   security  interest  in
                                        all assets of the Company (A).
                                                                                        500,000              500,000

                                        Note payable, in default, to an
                                        individual due April 1997 with interest
                                        payable monthly at 10% per annum;
                                        collateralized by all assets
                                        of the Company (A), (B).                        250,000              250,000

                                        Note payable, in default, to a company
                                        due April 1997 with interest payable
                                        monthly at 10% per annum; collateralized by all assets of the Company (A).

                                                                                        250,000              250,000
                                        -----------------------------------------------------------------------------

                                                                                     $1,000,000           $2,007,486
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        In conjunction with the issuance of the
                                        notes payable denoted in (A) and (B)
                                        listed above, the Company granted the
                                        lenders detachable stock warrants which
                                        enable the holder to obtain up to
                                        200,000 shares of the Company's common
                                        stock at a price of $5 per share.

                                        (A) These notes had not been repaid as
                                        of the above noted due dates. As noted
                                        in (C) below, the Company has filed a
                                        claim against the lenders.

                                        (B) In March 1997, the individual note
                                        holder filed a lawsuit asserting the
                                        Company was in default of the $250,000
                                        note. This action seeks the principal
                                        amount, interest, and costs of
                                        collection. The parties have agreed to a settlement in principle whereby the Company would pay the individual lender approximately $286,000. As part of the settlement, the 50,000 warrants to purchase common stock of the Company that this individual lender holds will be deemed null and void and unenforceable.

                                        (C) Also in March 1997, the Company
                                        filed a claim against the three lenders
                                        discussed in (A) and (B) above and a
                                        former officer of the Company asserting
                                        that the Company did not authorize the
                                        issuances of certain stock warrants
                                        related to the borrowings and seeking
                                        rescission of the warrant agreements.
                                        The Company is disputing the validity of the stock warrant agreements based upon certain provisions which were not authorized by the board of directors. If the Company is unsuccessful in its attempt to rescind these stock warrant agreements, these provisions could result in the lenders obtaining additional shares and a potential controlling interest, as the stock warrant agreements provide for the granting of increasing amounts of shares, at pro-rata reduced prices, if the market price of the Company's stock is below $16 per share.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


9. Long Term Debt                       Long-term debt consisted of the
                                        following:

                                                                                           1998                 1997
                                        -----------------------------------------------------------------------------
                                        Note payable to an institution, due
                                        October 2003, with interest payable
                                        monthly at 8% per annum. Note is
                                        convertible into Common Stock of the
                                        Company at a rate of $6.25 per share
                                        of Common Stock.                             $1,500,000                    -

                                        Note payable to an individual; entire
                                        principal balance due December 2001,
                                        with interest payable quarterly at 8%
                                        per annum. Note is convertible into
                                        common stock of the Company at a rate of
                                        $5.00 per share of common stock.                500,000                    -

                                        11 vehicle and equipment notes having
                                        interest at the rate of 8% to 12% per
                                        annum collateralized by vehicles and
                                        equipment with monthly payments
                                        including interest of $385 to $2,941 due
                                        2000 to 2003, collateralized by vehicles
                                        and equipment.                                  303,858              182,376


                                        Total long term debt                          2,303,858              182,376
                                        Less current maturities                         (89,135)             (41,161)
                                        -----------------------------------------------------------------------------

                                        Long term debt, less current
                                          maturities                                 $2,214,723             $141,215
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        The aggregate maturities of long term
                                        debt for the five years ending December
                                        31, 2003, are as follows:

                                        Year                              Amount
                                        ----------------------------------------

                                        1999                        $     89,135
                                        2000                              86,962
                                        2001                             584,586
                                        2002                              36,187
                                        2003                           1,506,988
                                        ----------------------------------------

                                                                    $  2,303,858
                                        ----------------------------------------


10.    Commitments                      The Company is a party to lawsuits in
       and Contingencies                the ordinary course of its business.
                                        While the damages sought in some of
                                        these actions are material, the Company
                                        does not believe that it is probable
                                        that the outcome of any individual
                                        action will have a material adverse
                                        effect, or that it is likely that
                                        adverse outcomes of individually
                                        insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate.

                                        As of December 31, 1998, the approximate future minimum payments to be made under noncancellable operating leases were:

                                        Year                              Amount
                                        ----------------------------------------

                                        1999                           $  86,000
                                        2000                              69,000
                                        2001                              14,000
                                        2002                              12,000
                                        2003                               7,000
                                        ----------------------------------------

                                                                       $ 188,000
                                        ----------------------------------------

                                        Rent expense was approximately $50,000
                                        and $60,000 for the years ended December
                                        31, 1998 and 1997, respectively.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


11.    Convertible                      The Company is authorized to issue
       Redeemable                       25,000,000  shares of preferred  stock,
       Preferred Stock                  with $.0001 par value.

                                        In October 1998, the Company completed
                                        the issuance of 5,750 shares of its
                                        Convertible Redeemable Preferred Stock
                                        to extinguish $575,000 of notes payable.
                                        The Company paid $46,000 on commissions
                                        on the placement of the 5,750 shares of
                                        Preferred Stock. The Company issued an
                                        additional 2,250 shares of Preferred
                                        Stock in December 1998 for approximately
                                        $225,000 which netted the Company
                                        $207,000 after commissions.

                                        The Preferred Stock is entitled to a
                                        cumulative dividend of 8% per quarter.
                                        In the event that the Company does not
                                        make any two of six consecutive
                                        quarterly dividend payments, the holders of the Preferred Stock may appoint those directors which would constitute of majority of the Board of Directors. In such a scenario, the holders of the Preferred Shares would be entitled to elect a majority of the Board of Directors until all accrued and unpaid dividends have been paid.

                                        Shares of the Redeemable Preferred Stock are immediately convertible into shares of Common Stock. Each $100 liquidation preference share of preferred stock and a rate of $5.75 per share of common stock. The conversion rate is subject to downward adjustment if the Company subsequently issues shares of common stock for consideration less than $5.75 per share.

                                        The Company may redeem the Preferred
                                        Shares upon payment of $100 per share
                                        plus any accrued and unpaid dividends.

12.    Common Stock to be               In 1998, an institution purchased
       Issued and Due from              140,000 shares of common stock for
       Stockholder                      $700,000. As of December 31, 1998, the
                                        stockholder owed the Company $400,000
                                        for the stock purchase. Additionally,
                                        as of December 31, 1998, the Company
                                        had not issued the shares. The entire
                                        $700,000 is included as common stock to
                                        be issued on the accompanying
                                        consolidated balance sheet.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


13.    Stock Options                    Changes that occurred in options
                                        outstanding in 1998 and 1997 are
                                        summarized below:

                                                                         1998                         1997
                                                               -------------------------     ------------------------
                                                                                 Average                      Average
                                                                                Exercise                     Exercise
                                                                     Shares        Price         Shares         Price
                                        ------------------------------------------------------------------------------
                                        Outstanding,
                                          beginning
                                           of year                 460,000        $5.31       1,202,420        $3.30
                                        Granted                    150,000         6.50         230,000         5.00
                                        Exercised                   (2,250)        7.00        (345,414)        0.28
                                        Expired/canceled          (232,750)        5.00        (627,006)        5.36

                                        Outstanding,
                                          end of year              375,000         5.80         460,000         5.31

                                        Exercisable,
                                          end of year              325,000         5.62         354,583         5.44
                                        ------------------------------------------------------------------------------
                                        The following table summarizes
                                        information about stock options
                                        outstanding at December 31, 1998:
                                                                                                            Options
                                                             Options Outstanding                        Exercisable
                                                 ---------------------------------------------     -----------------
                                                                                    Average
                                                                                  Remaining
                                                                                Contractual
                                                 Exercise                              Life
                                                    Price           Shares          (years)                  Shares
                                        ----------------------------------------------------------------------------
                                                $5.00              225,000           0.33                   225,000
                                                 7.00              150,000           1.28                   100,000
                                                                   -------                                  -------

                                        Total                      375,000                                  325,000
                                        ----------------------------------------------------------------------------

                                        The fair value of stock options used to
                                        compute compensation expense to
                                        non-employees is the estimated present
                                        value at grant date using the
                                        Black-Scholes option-pricing model with
                                        the following weighted average
                                        assumptions for 1997: expected
                                        volatility of 54%; a risk-free interest
                                        rate of 5.76% and an expected option
                                        life of 1.25 years. No options were
                                        granted to non-employees in 1998.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        The amount of compensation expense
                                        included in general and administrative
                                        costs in the accompanying consolidated
                                        statements of loss was approximately
                                        $226,000 and $220,000 for the years
                                        ended December 31, 1998 and 1997,
                                        respectively.

                                        Statement of Financial Accounting
                                        Standards No. 123, ("SFAS 123"),
                                        "Accounting for Stock-Based
                                        Compensation" was implemented in January
                                        1996. As permitted by SFAS 123, the
                                        Company has continued to account for
                                        stock compensation to employees by
                                        applying the provisions of Accounting
                                        Principles Board Opinion No. 25. If the
                                        accounting provisions of SFAS 123 had
                                        been adopted, net loss and loss per
                                        share would have been as follows:

                                                                                           1998                1997
                                        -----------------------------------------------------------------------------
                                        Net loss
                                            As reported                             $(3,083,638)        $(4,370,570)
                                            Pro forma                                (3,356,411)         (4,507,821)
                                        -----------------------------------------------------------------------------

                                        Basic and diluted loss per share
                                            As reported                             $     (0.42)        $     (0.71)
                                            Pro forma                                     (0.46)              (0.73)
                                        -----------------------------------------------------------------------------

                                        For employees, the fair value of stock
                                        options used to compute pro forma net
                                        loss and loss per share disclosures is
                                        the estimated present value at grant
                                        date using the Black-Scholes
                                        option-pricing model with the following
                                        weighted average assumptions for 1998
                                        and 1997: Expected volatility of 87% for 1998 and 54% for 1997; a risk free interest rate of 6.50% in 1998 and 5.76% in 1997; and an expected option life of
                                        1.50 years in 1998 and 1.25 years in
                                        1997.

14.    Income Taxes                     The Company had no taxable income during
                                        the years ended  December 31, 1998
                                        and 1997.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        A reconciliation of the statutory U.S.
                                        Federal income tax and the income tax
                                        provision included in the accompanying
                                        consolidated statements of loss is as
                                        follows:

                                        Year ended December 31,                            1998               1997
                                        -----------------------------------------------------------------------------
                                        Statutory rate                                     34%                  34%
                                        Tax (benefit) at statutory rate             $(1,048,000)       $(1,486,000)
                                        State income tax (benefit)                     (185,000)          (248,000)
                                        Nondeductible interest expense                  100,000            126,000
                                        Other                                            28,000             (9,000)
                                        Increase in deferred tax asset
                                          valuation allowance                         1,105,000          1,617,000
                                        -----------------------------------------------------------------------------

                                        Total income tax provision                  $         -        $         -
                                        -----------------------------------------------------------------------------

                                        The components of the net deferred tax
                                        assets and liabilities are as follows:

                                        Year ended December 31,                              1998              1997
                                        -----------------------------------------------------------------------------

                                          Net operating loss carryforward              $3,546,000       $ 2,381,000
                                          Capital loss carryforward                       263,000           270,000
                                          Accrued expenses                                 90,000           323,000
                                        -----------------------------------------------------------------------------

                                                                                        3,899,000         2,974,000

                                        Valuation allowance                            (3,899,000)       (2,794,000)
                                        -----------------------------------------------------------------------------

                                                                                                -           180,000
                                        -----------------------------------------------------------------------------

                                        Deferred tax liability:
                                          Oil and gas properties                                -           155,000
                                          Property and equipment                                -            25,000
                                        -----------------------------------------------------------------------------

                                                                                                -           180,000
                                        -----------------------------------------------------------------------------

                                        Net deferred taxes                             $        -       $         -
                                        -----------------------------------------------------------------------------

                                        The Company recorded a valuation
                                        allowance at December 31, 1998 and 1997
                                        equal to the excess of deferred tax
                                        assets over deferred tax

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        liabilities as management is unable to
                                        determine that these tax benefits are
                                        more likely than not to be realized.

                                        As of December 31, 1998, the Company had net operating loss carryforwards of approximately $8,864,000 which will expire, if not utilized, as follows:

                                        Year                              Amount
                                        ----------------------------------------

                                        2010                        $    587,000
                                        2011                           1,399,000
                                        2012                           4,067,000
                                        2013                           2,811,000
                                        ----------------------------------------

                                        Total                       $  8,864,000
                                        ----------------------------------------

                                        Additionally, at December 31, 1998, the
                                        Company had capital loss carryforwards
                                        of approximately $657,000 which will
                                        expire, if not offset against capital
                                        gains, as follows: 2001- $576,000,
                                        2002-$81,000.

15.    Supplemental Cash                The Company paid approximately $328,000
       Flow Information                 and $282,000 for interest in 1998 and
                                        1997, respectively. The Company paid $0
                                        for income taxes in 1998 and 1997.

                                        In 1997, the Company issued 86,084
                                        shares of common stock to extinguish
                                        approximately $484,000 of debt, which
                                        approximated the fair value of the
                                        shares.

                                        In 1998, the Company paid for
                                        commissions on certain private
                                        placements of common stock by granting
                                        to the brokers oil and gas properties
                                        recorded at an aggregate historical cost of $396,300.

                                        In 1998, the Company issued 25,000
                                        shares of common stock with a fair value of approximately $128,000 to an institutional lender as a loan fee.

                                        In 1998, the Company issued 5,750 shares of redeemable, convertible preferred stock to extinguish approximately $575,000 of debt, which approximated the fair value of the shares.

                                        In 1998, the Company issued a payable to the major stockholder in

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        the amount of $163,800 as payment for
                                        that stockholder's payment of interest
                                        expense in the same amount on behalf of
                                        the Company.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


16.    Supplemental Oil and             Information with respect to the
       Gas Information                  Company's oil and gas producing
                                        activities is presented in the
                                        following tables. Estimates of reserve
                                        quantities, as well as future
                                        production and discounted cash flows
                                        before income taxes, were determined by
                                        both Coburn Petroleum Engineering and
                                        Columbia Engineering, independent
                                        petroleum engineers, as of December 31,
                                        1998 and 1997.

                                        Oil and Gas Related Costs

                                        The following table sets forth
                                        information concerning costs related to
                                        the Company's oil and gas property
                                        acquisition, exploration and development activities in the United States during the years ended December 31, 1998 and 1997:

                                                                                             1998              1997
                                        -----------------------------------------------------------------------------
                                        Property acquisition
                                          Proved                                       $   74,613        $5,406,080
                                          Unproved                                         46,631            50,424
                                        Less - proceeds from sales of
                                          properties                                     (565,000)         (310,000)
                                        Development costs                               1,935,509           438,924
                                        -----------------------------------------------------------------------------

                                                                                       $1,491,753        $5,585,428
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        Results of Operations from Oil and Gas
                                        Producing Activities

                                        The following table sets forth the
                                        Company's results of operations from oil and gas producing activities for the years ended December 31, 1998 and 1997:

                                                                                              1998             1997
                                        -----------------------------------------------------------------------------
                                        Revenues                                       $ 2,078,101         $      -
                                        Production costs and taxes                      (1,943,944)          (3,748)
                                        Depreciation, depletion and
                                            amortization                                  (189,227)         (44,673)
                                        -----------------------------------------------------------------------------

                                        Loss before income taxes                           (55,070)         (48,421)
                                        Income taxes                                             -                -
                                        -----------------------------------------------------------------------------

                                        Loss from oil and gas
                                            producing activities                       $   (55,070)        $(48,421)
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

                                        Oil and Gas Reserves (unaudited)

                                        The following table sets forth the
                                        Company's net proved oil and gas
                                        reserves at December 31, 1998 and 1997
                                        and the changes in net proved oil and
                                        gas reserves for the years then ended.
                                        Proved reserves represent the estimated
                                        quantities of crude oil and natural gas
                                        which geological and engineering data
                                        demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

                                                                                       Oil (bbls)          Gas (Mcf)
                                        -----------------------------------------------------------------------------
                                        Proved reserves
                                          Balance, January 1, 1997                        101,565         22,567,355
                                             Discoveries and extensions                   198,065             75,476
                                             Acquisition of proved reserves             1,884,448          2,654,250
                                             Revisions of previous estimates            (101,565)         (4,679,460)
                                             Production                                         -                  -
                                        -----------------------------------------------------------------------------

                                          Balance, December 31, 1997                    2,082,513         20,617,621
                                             Discoveries and extensions                   480,168         23,046,923
                                             Revisions of previous estimates            (787,982)          2,930,005
                                             Production                                 (150,077)           (418,524)
                                        -----------------------------------------------------------------------------

                                          Balance, December 31, 1998                    1,624,622         46,176,025
                                        -----------------------------------------------------------------------------

                                        Proved developed producing
                                          reserves at, December 31, 1998                1,195,988         45,217,588
                                        -----------------------------------------------------------------------------

                                        Proved developed producing
                                          reserves at, December 31, 1997                1,277,707          1,284,980
                                        -----------------------------------------------------------------------------

                                        Of the Company's total proved reserves
                                        as of December 31, 1998 and 1997,
                                        approximately 39% and 27%, respectively, were classified as proved developed producing, 11% and 34%, respectively, were classified as proved developed non-producing and 50% and 39%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                                        Standardized Measure of Discounted
                                        Future Net Cash Flows (unaudited)

                                        The standardized measure of discounted
                                        future net cash flows from the Company's proved oil and gas reserves at December 31, 1998 and 1997 is presented in the following table:

                                                                                              1998             1997
                                        -----------------------------------------------------------------------------
                                        Future cash inflows                           $101,349,850     $ 87,493,504
                                        Future production costs and taxes              (13,624,916)     (21,813,667)
                                        Future development costs                        (5,023,550)      (2,873,550)
                                        Future income tax expenses                     (17,494,835)     (12,918,485)
                                        -----------------------------------------------------------------------------

                                        Net future cash flows                           65,206,549       49,887,802

                                        Discount at 10% for timing of cash flows       (22,230,557)     (17,864,113)
                                        -----------------------------------------------------------------------------

                                        Discounted future net cash flows from
                                        proved reserves                               $ 42,975,992     $ 32,023,689
                                        -----------------------------------------------------------------------------

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


                                        The following table sets forth the
                                        changes in the standardized measure of
                                        discounted future net cash flows from
                                        proved reserves during 1998 and 1997:

                                                                                             1998              1997
                                        -----------------------------------------------------------------------------
                                        Balance, beginning of year                    $32,023,689       $30,378,513
                                        Sales, net of production costs
                                            and taxes                                    (134,157)            3,748
                                        Acquisition of proved reserves                          -        10,351,389
                                        Discoveries and extensions                     24,299,945         1,984,106
                                        Changes in prices and
                                            production costs                          (10,136,203)      (13,640,812)
                                        Revisions of quantity estimates                (1,793,040)       (8,576,161)
                                        Changes in development costs                   (2,411,493)        3,882,741
                                        Net change in income taxes                     (2,799,046)        3,454,082
                                        Interest factor - accretion of discount         3,953,919         4,134,810
                                        Changes in production rates
                                            and other                                     (27,622)           51,273
                                        -----------------------------------------------------------------------------

                                        Balance, end of year                          $42,975,992       $32,023,689
                                        -----------------------------------------------------------------------------

                                        The acquisition of proved reserves in
                                        1997 relates to the Kansas Properties.

                                        Estimated future net cash flows
                                        represent an estimate of future net
                                        revenues from the production of proved
                                        reserves using current sales prices,
                                        along with estimates of the operating
                                        costs, production taxes and future
                                        development and abandonment costs (less
                                        salvage value) necessary to produce such reserves. The average prices used at December 31, 1998 and 1997 were $8.32 and $16.53 per barrel of oil and $1.90
                                        and $2.57 per mcf of gas, respectively.
                                        No deduction has been made for
                                        depreciation, depletion or any indirect
                                        costs such as general corporate overhead or interest expense.

                                        Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

                                                                 Tengasco, Inc.

                                     Notes to Consolidated Financial Statements


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

17. Restatement of 1997                 The Company has restated the 1997
    Financial Statements                financial statements to reflect changes
                                        to amounts recorded for interest
                                        expense and additional paid-in capital

                                        relative to the issuance of 86,084
                                        shares of common stock to extinguish
                                        approximately $484,000 of debt. The
                                        value assigned to shares issued was
                                        consistent with the value received in
                                        the private placement of shares with
                                        third parties.

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

                                                     TENGASCO, INC.
                                                     (Registrant)

                                                     By: /s/Malcolm E. Ratliff
                                                        ------------------------
                                                     Malcolm E. Ratliff,
                                                     Chief Executive Officer

                                                     Dated:  April 14, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                           Title                     Date


s/Malcolm E.  Ratliff               Director; Chief           April 14, 1999
---------------------               Executive Officer
Malcolm E. Ratliff


s/Allen H. Sweeney                  Chairman of the Board     April 14, 1999
-------------------                 of Directors
Allen H. Sweeney


s/Joseph Earl Armstrong             Director                  April 14, 1999
-----------------------
Joseph Earl Armstrong


s/John L. Kidde                     Director                  April 14, 1999
---------------
John L. Kidde


s/James B. Kreamer                  Director                  April 14, 1999
------------------
James B. Kreamer


s/William A. Moffett                Director                  April 14, 1999
--------------------
William A. Moffett
s/Shigemi Morita                    Director                  April 14, 1999
---------------------
Shigemi Morita


s/Robert M. Carter                  President                 April 14, 1999
----------------------
Robert M. Carter


s/Mark A. Ruth                      Principal Financial       April 14, 1999
----------------------              and Accounting
Mark A. Ruth                        Officer