Form 10QSB
period 1999-03-31
TENGASCO INC
filed 1999-05-17
CIK 1001614

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly period ended March 31, 1999
                                                 --------------



                           Commission File No. 0-20975
                                               -------



                                 Tengasco, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


             Tennessee                                87-0267438
-------------------------------            ---------------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,797,328 common shares at March 31,
                                           ------------------------------------
1999.
-----


Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                           TENGASCO, INC.

                         TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----



PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

    *         Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998..........................................      3

    *         Consolidated Statements of Loss for the three months
              ended March 31, 1999 and 1998..............................      5

    *         Consolidated Statements of Stockholders Equity for the
              three months ended March 31, 1999..........................      6

    *         Consolidated Statements of Cash Flows for the three months
              ended March 30, 1999 and 1998..............................      7

    *         Notes to Consolidated Financial Statements.................      8


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................     10


PART II.      OTHER INFORMATION

    *         Signature..................................................     13

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  March 31, 1999              December 31, 1998
                                                                   (Unaudited)                     (Audited)
                                                                  --------------              -----------------
Current Assets:
  Cash and cash equivalents                                       $      152,047              $         913,194
  Accounts Receivable                                                    105,738                        147,050
  Other current assets                                                   100,298                        100,298
                                                                  --------------              -----------------

Total Current Assets                                                     358,083                      1,160,542

Oil and gas properties, net (on the basis of full cost
  accounting)                                                          8,108,676                      7,747,655

Pipeline facilities, at cost                                           4,052,752                      4,019,209

Property and equipment, net                                              414,050                        461,009

Other                                                                    138,362                        137,362
                                                                  --------------              -----------------



                                                                  $   13,071,923              $      13,525,777
                                                                  ==============              =================





    See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  March 31, 1999              December 31, 1998
                                                                    (Unaudited)                   (Audited)
                                                                  --------------              -----------------

Current Liabilities
  Notes payable                                                   $      750,000              $       1,000,000
  Loans payable to affiliates                                            413,800                        413,800
  Due to AFG Energy, Inc. (Note 3)                                       859,833                        953,895
  Current maturities of long-term debt                                    54,138                         89,135
  Accounts payable-trade                                                 403,081                        351,567
  Accrued liabilities                                                    207,966                        281,360
                                                                  --------------              -----------------

Total current liabilities                                              2,688,818                      3,089,757

Due to AFG Energy, Inc. (Note 3)                                         976,207                        976,207

Long term debt, less current maturities                                2,214,723                      2,214,723
                                                                  --------------              -----------------

Total liabilities                                                      5,879,748                      6,280,687
                                                                  --------------              -----------------
Stockholders' equity
  Convertible redeemable preferred; redemption value
     $800,000; 8,000 shares outstanding                                  800,000                        800,000
  Common stock, $.001 per value, 50,000,000 shares
     authorized                                                            7,788                          7,644
  Common stock to be issued                                              700,000                        700,000
  Additional paid-in capital                                          17,286,242                     16,796,038
  Unamortized stock award                                               (162,500)                      (162,500)
  Accumulated Deficit                                                (11,439,355)                   (10,496,092)
                                                                  --------------              -----------------
                                                                       7,192,175                      7,645,090
  Due from stockholder                                                         0                       (400,000)

                                                                  --------------              -----------------
Total stockholders' equity                                             7,192,175                      7,245,090
                                                                  --------------              -----------------
                                                                  $   13,071,923              $      13,525,777
                                                                  ==============              =================







           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (UNAUDITED)



                                                            For the Three              For the Three
                                                             Months Ended               Months Ended
                                                           March 31, 1999              March 31, 1998
                                                             (Unaudited)                 (Unaudited)
                                                        ----------------------     ---------------------

Oil and gas revenues                                    $              295,648     $            610,509


Costs and other deductions
    Production Costs and Taxes                                         237,101                  265,487
    Depletion, depreciation and amortization                            27,100                  122,714
    Interest expense                                                    44,209                   72,716
    General and administrative costs                                   747,050                  225,574
    Legal and Accounting                                               183,451                        0
    Realized loss on sale of investments                                     0                   14,828
                                                        ----------------------     --------------------

Total costs and other deductions                                     1,238,911                  701,319
                                                        ----------------------     --------------------

Net loss                                                $             (943,263)    $            (90,810)
--------------------------------------------------      ----------------------     --------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                 $                (0.12)    $              (0.01)
--------------------------------------------------      ======================     ====================















           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                      Convertible                                                       Unamortized
                                      Redeemable         Common Stock        Common      Additional        Stock
                                      Preferred          ------------         Stock       Paid In         Option       Accumulated
                                        Stock        Shares       Amount    Issuable      Capital         Awards         Deficit
                                      -----------  ----------   ----------  ---------   ------------   -------------  -------------

Balance, December 31, 1998            $   800,000   7,644,212   $    7,644  $ 700,000   $ 16,796,038   $    (162,500) $ (10,496,092)

Common stock issued in
private placements                                    153,116          144                   490,204               0              0

Amortization of stock
option awards                                               0            0                         0               0              0

Common stock options granted to
non employees                                                                                      0

Placement fees paid in well
working interests                                                                                  0

Net loss for the three months
ended March 31, 1999                            0           0            0          0              0               0       (943,263)
                                      -----------  ----------   ----------  ---------   ------------   -------------  -------------
Balance, March 31, 1999               $   800,000   7,797,328   $    7,788  $ 700,000   $ 17,286,242   $    (162,500) $ (11,439,355)
                                      ===========  ==========   ==========  =========   ============   =============  =============











      See accompanying notes to condensed consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



Three Months Ended March 31                                            1999                         1998
                                                                  --------------              -----------------
Operating activities
     Net loss                                                     $     (943,263)             $        ( 90,810)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depletion, depreciation and amortization                             27,100                        122,714
     Compensation paid in stock options                                        0                         45,921
     Changes in assets and liabilities
        Accounts receivable                                               41,312                       (226,870)
        Other current assets                                              (1,000)                        60,410
        Accounts payable                                                  51,514                        ( 1,888)
        Accrued liabilities                                              (73,394)                        39,560
                                                                  --------------              -----------------

Net cash used in operating activities                                   (897,731)                       (50,963)

Investing activities
     Changes to property and equipment                                    19,859                        (40,819)
     Changes to oil and gas properties                                  (361,021)                      (397,795)
     Changes to pipeline facilities                                     ( 33,543)                    (1,081,946)

Net cash used in investing activities                                   (374,705)                    (1,520,560)

Financing activities
     Proceeds from borrowings                                            400,000                         35,485
     Repayments of borrowings                                           (379,059)                    (3,506,357)
     Proceeds from issuance of common stock                              490,348                        973,562
     Proceeds from sale of oil and gas properties                              0                         80,000
                                                                  --------------              -----------------

Net cash provided by financing activities                                511,289                     (2,417,310)
                                                                  --------------              -----------------

Net decrease in cash and cash
     equivalents                                                        (761,147)                    (3,988,833)

Cash and cash equivalents, beginning of period                           913,194                      4,451,274

Cash and cash equivalents, end of period                          $      152,047              $         462,441
                                                                  ==============              =================




           See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.

                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB.


2. The Company has issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1997 and the first quarter of 1998. Mr. Morita was given an option that if it was determined that a well
     (s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well (s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells are not exercisable.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note will accrue interest at 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate becomes 9.0% per annum. Monthly interest-only payments are due from December 1998 to May 1999. Monthly installments of principal and interest of $138,349 are due from June 1999 to December 1999. There is a balloon payment of $983,773 due in January 2000. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition.

4. In accordance with ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,684,512 weighted average shares outstanding for the quarter ended March 31, 1999 and 7,181,062 weighted average shares outstanding for the quarter ended March 31, 1998. There were 475,827 and 497,969 potential weighted common shares outstanding at March 31, 1999 and March 31,1998 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 1999. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. It is not anticipated that this pronouncement will have any impact on the Company since the Company does not have any open derivative contracts and it does not enter into any hedging transactions.

                                 Tengasco, Inc.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 208 producing oil and gas wells in Kansas and has thirteen producing natural gas and three oil wells in Tennessee.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash prior to the first quarter of 1999 has been from loan transactions, private placements of the Company's common stock and revenues from its Kansas Properties.

Investing activities for the first three months of 1999 include additions of $361,021 to oil and gas properties and $33,543 for completion of the first phase of the Company's pipeline in Tennessee which has been under construction since 1996. The costs for oil and gas properties were primarily for drilling and completion of natural gas and oil wells in the Swan Creek Field in northeastern Tennessee.

Cash and cash equivalents at March 31, 1999 decreased $761,147 from the December 31, 1998 balance of $913,194 due primarily to the following:
o Costs noted above for oil and gas properties and the pipeline completion totaled $394,564.
o Net cash used in Operating Activities was $897,731 which is shown in detail on the Statement of Cash Flows.

Proceeds from private placements of 153,116 shares of the Company's common stock totaled $490,348 during the first three months of 1999.

On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans were secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loan bore interest at 8% per annum and matured on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock advanced to the lenders and broker on behalf of the Company by Malcolm E. Ratliff. Approximately $520,000 of this loan was repaid by the Company out of proceeds received by the Company in October 1998 from a Convertible Note it issued in the amount of $1,500,000. The Convertible Note matures in five years and is convertible into shares of the Company's common stock at a price of $6.25 per share. In connection with the loan proceeds received by the Company evidenced by the Convertible Note, the Company issued 25,000 shares of its common stock to the lender as a loan fee. The balance of the $800,000 loans were satisfied by the issuance to the lenders of 2,800 shares of Series A 8% Cumulative Convertible Preferred Stock convertible at a price of $5.75 per share.

The Company's plan of operations for the next twelve months call for drilling two wells per month in the Swan Creek Field in Tennessee at a cost of $250,000 per well. The Company also plans to complete phase two of its pipeline to extend its recently completed pipeline in Tennessee 30 miles at a cost of $5,000,000 to connect with the main gas transmission line of East Tennessee Natural Gas. This will allow the Company to sell natural gas throughout the southeastern and northeastern United States.

The Company does not presently have the funds needed to enable it to complete its drilling program and the extension of the pipeline. There can be no assurances when or if the funding necessary for the continuation of the drilling program and the completion of the second phase of the pipeline will become available. Moreover, no assurance can be given that the Company will be able to obtain the required rights of way to construct the second phase of its pipeline, and the completed first phase of the pipeline will only serve production from a portion of the Swan Creek Field.

Results of Operations

The company recognized $295,648 in revenues from the Kansas oil and gas field and Swan Creek during the first quarter 1999 compared to $610,509 in the first quarter 1998. This reduced revenue results from the significant decrease in oil and gas prices during the first three months of 1999. Production Costs and Taxes for the first quarter of 1999 were $237,101. Depreciation, Depletion and Amortization expense for the three months of 1999 show $27,100 due to depletion of oil and gas properties associated with the Kansas production.

Interest Expense for the first three months of 1999 was $44,209. General and Administrative Expenses for the first quarter of 1999 increased $747,050 from the first quarter of 1998 amount of $225,574. Part of this was due to expenses related to the Kansas Properties that were not incurred until March 5, 1998.

Legal and accounting fees increased $183,451 from the first quarter of 1998. This increase was due primarily to increase costs for litigation fees, the preparation and filing of documents with the Securities and Exchange Commission and Audit fees.

In the first quarter of 1999 notes payable was reduced $250,000 due to the pay off of a note in that amount which was part of the settlement reached in an action pending against the Company in New York State Supreme Court entitled Hocker v. Tengasco, Inc., Index No. 601385/97.

Year 2000 Risks

As in the case with other companies using computers in their operations, the company is faced with the task of addressing the year 2000 issue during the year. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company believes it has fully achieved Year 2000 compliance for all internal information systems. As such, management believes that Year 2000 transition of the Company's internal information systems will not have a material adverse effect on future results. Costs associated with compliance were immaterial and have been fully incurred.

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


Dated:    May 11, 1999                   TENGASCO, INC.



                                    By:   /s/ Robert M. Carter
                                          -------------------------------
                                          Robert M. Carter, President


                                    By:   /s/ Mark A. Ruth
                                          -------------------------------
                                          Mark A. Ruth, Chief Financial Officer