Form 10QSB
period 1999-06-30
TENGASCO INC
filed 1999-08-16
CIK 1001614

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999
                                                 -------------

                           Commission File No. 0-20975
                                               --------

                                 Tengasco, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,260,641 common shares at June 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                 TENGASCO, INC.

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.               FINANCIAL INFORMATION

         ITEM 1.               FINANCIAL STATEMENTS

         *         Consolidated Balance Sheets as of June 30, 1999 and

                   December 31, 1998...........................................  3

         *         Consolidated Statements of Loss for the three and six

                   months ended June 30, 1999 and 1998.........................   5

         *         Consolidated Statements of Stockholders Equity for the

                   six months ended June 30, 1999..............................   6

         *         Consolidated Statements of Cash Flows for the six months

                   ended June 30, 1999 and 1998................................   7

         *         Notes to Consolidated Financial Statements..................   8


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS...................................  10


PART II. OTHER INFORMATION

         *         Signature.................................................... 13


                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             June 30, 1999   December 31, 1998
                                               (Unaudited)     (Audited)
                                             -------------   -----------------

Current Assets:

  Cash and cash equivalents                   $   392,833    $  913,194
  Accounts Receivable                             519,218       147,050
  Other current assets                            100,298       100,298
                                              -----------   -----------

Total current assets                            1,012,349     1,160,542
                                              -----------   -----------
  Oil and gas properties, net
    (on the basis of full cost
    accounting)                                 8,254,499     7,747,655
Pipeline facilities, at cost                    4,060,904     4,019,209
Property and equipment, net                       639,950       461,009
Other                                             122,362       137,362
                                              -----------   -----------
                                              $14,090,064   $13,525,777
                                              ===========   ===========





           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30, 1999   December 31, 1998
                                                                         (Unaudited)        (Audited)
                                                                        -------------   -----------------
  Current liabilities
      Notes payable                                                     $    750,000      $  1,000,000
    Loans payable to affiliates                                              163,800           413,800
    Due to AFG Energy, Inc. (Note 3)                                         859,833           953,895
    Current maturities of long-term debt                                      77,334            89,135
    Accounts payable-trade                                                   765,721           351,567
    Accrued liabilities                                                      152,088           281,360
                                                                        ------------      ------------

  Total current liabilities                                                2,768,776         3,089,757

  Due to AFG Energy, Inc. (Note 3)                                         1,005,245           976,207

  Long term debt, less current maturities                                  2,351,360         2,214,723
                                                                        ------------      ------------


  Total liabilities                                                        6,125,381         6,280,687
                                                                        ------------      ------------
  Stockholders' equity
    Convertible redeemable preferred; redemption value
       $1,488,900; 14,889 shares outstanding                               1,488,900           800,000
    Common stock, $.001 per value, 50,000,000 shares
       authorized                                                              8,186             7,644
    Common stock to be issued                                                      0           700,000
    Additional paid-in capital                                            19,033,232        16,796,038
    Unamortized stock award                                                 (162,500)         (162,500)
    Accumulated Deficit                                                  (12,403,135)      (10,496,092)
                                                                        ------------      ------------

                                                                           7,964,683         7,645,090
    Due from stockholder                                                           0          (400,000)
                                                                        ------------      ------------

  Total stockholders' equity                                               7,964,683         7,245,090
                                                                        ------------      ------------
                                                                        $ 14,090,064      $ 13,525,777
                                                                        ============      ============

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (Unaudited)

                                                       For The Three Months Ended     For The Six Months Ended
                                                                 June 30                     June 30
                                                       --------------------------     ------------------------
                                                          1999           1998            1999          1998
                                                          ----           ----            ----          ----
Oil and gas revenues                                   $  724,888    $    480,551    $  1,020,536   $  1,091,060

Costs and other deductions
     Productions Costs and Taxes                          642,888         530,360         879,989        795,847
     Depletion, depreciation and amortization              27,100         118,214         154,200        241,043
     Interest expense                                     257,245          96,736         301,454        169,452
     General and administrative costs                     467,242         779,503       1,214,292      1,143,528
     Legal and Accounting                                 194,193          47,725         377,644        167,803
     Realized loss on sale of investments                       0         (33,008)              0        (18,180)
                                                       ----------     -----------    ------------   ------------

Total costs and other deductions                        1,588,668       1,539,530       2,927,579      2,499,493
                                                       ----------     -----------    ------------   ------------

Net loss                                               $ (863,780)   $(1,058,979)    $ (1,907,043)  $ (1,408,433)
                                                       ----------     -----------    ------------   ------------

Basic and diluted loss per common share                $    (0.10)    $     (0.15)   $     (0.24)   $     (0.20)
                                                       ==========     ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                                   Convertible                                                   Unamortized
                                    Redeemable       Common Stock        Common    Additional       Stock
                                     Preferred    -------------------    Stock       Paid In        Option        Accumulated
                                       Stock       Shares     Amount    Issuable     Capital        Awards          Deficit
                                   -----------     ------     ------    --------     -------        ------        -----------
Balance, December 31, 1998           $  800,000   7,644,212   $ 7,644   $ 700,000  $ 16,796,038   $ (162,500)   $ (10,496,092)

Common stock issued in                              616,429       542    (700,000)    2,237,194            0                0
private placements

Convertible preferred stock
issued in private placements            688,900           0         0           0             0            0                0

Amortization of stock                                     0         0                         0            0                0
option awards

Common stock options granted to
non employees                                                                                 0

Placement fees paid in well                                                                   0
working interests

Net loss for the six months
ended June 30, 1999                           0           0         0           0             0            0       (1,907,043)
                                     ----------  ----------   -------   ---------  ------------    ---------    -------------
Balance, June 30, 1999               $1,488,900  $8,260,641   $ 8,186   $       0  $ 19,033,232    $(162,500)   $ (12,403,135)
                                     ==========  ==========   =======   =========  ============    =========    =============



      See accompanying notes to condensed consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


Six Months Ended June 30                                     1999            1998
                                                          -----------    -----------

Operating activities

     Net loss                                             $(1,907,043)   $(1,408,433)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depletion, depreciation and amortization                 154,200        241,043
     Compensation paid in stock options                             0         91,742
     Changes in assets and liabilities
        Accounts receivable                                  (372,168)      (165,939)
        Other current assets                                        0        113,390
        Accounts payable                                      414,154        222,376
        Accrued liabilities                                  (129,272)        78,954
                                                          -----------    -----------

Net cash used in operating activities                      (1,840,129)      (826,867)

Investing activities

     Changes to property and equipment                       (178,941)       (62,312)
     Changes to oil and gas properties                       (606,844)      (786,186)
     Changes to pipeline facilities                           (41,695)    (1,338,675)
                                                          -----------    -----------

Net cash used in investing activities                        (827,480)    (2,187,173)

Financing activities
     Proceeds from borrowings                                 215,595         35,485
     Repayments of borrowings                                (294,983)    (3,701,422)
     Proceeds from issuance of stock                                0         19,141
     Proceeds from sale of oil and gas properties                   0         80,000
     Proceeds from private placements of common stock       1,537,736      2,403,713
     Proceeds from Private Placement of Preferred stock       688,900              0
                                                          -----------    -----------

Net cash provided by financing activities                   2,147,248     (1,163,083)
                                                          -----------    -----------

Net decrease in cash and cash
     equivalents                                             (520,361)    (4,177,123)

Cash and cash equivalents, beginning of period                913,194      4,451,274

Cash and cash equivalents, end of period                  $   392,833    $   274,151
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.
                   Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB.

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

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,846,179 weighted average shares outstanding for the quarter ended June 30, 1999 and 7,181,062 weighted average shares outstanding for the quarter ended June 30, 1998. There were 475,827 and 497,969 potential weighted common shares outstanding at June 30, 1999 and June 30,1998 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. It is not anticipated that this pronouncement will have any impact on the Company since the Company does not have any open derivative contracts and it does not enter into any hedging transactions.

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

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash thru the second quarter of 1999 has been from loan transactions, private placements of the Company's common stock and revenues from its Kansas Properties.

Investing activities for the first six months of 1999 include additions of $606,844 to oil and gas properties, $178,941 additions to property and equipment, and $41,695 for TVA right of ways and reclamation of the Company's pipeline in Tennessee. The costs for oil and gas properties were primarily for drilling and completion of natural gas and oil wells in the Swan Creek Field in northeastern Tennessee.

Cash and cash equivalents at June 30, 1999 decreased $520,361 from the December 31, 1998 balance of $913,194 due primarily to the following:

o Costs noted above for oil and gas properties and the pipeline completion totaled $606,844.

o Net cash used in Operating Activities was $1,840,129 which is shown in detail on the Statement of Cash Flows.

Proceeds from private placement of 616,429 shares of the Company's common stock and 6,889 shares of the Company's Series A 8% cumulative convertible preferred stock during the first six months of 1999, totaled $ 1,537,736 and $688,900, respectively.

The Company's plan of operations for the next twelve months calls for drilling two wells per month in the Swan Creek Field in Tennessee at a cost of $250,000 per well. The Company also plans to complete phase two of its pipeline to extend its recently completed pipeline in Tennessee 30 miles at a cost of $5,000,000 to connect with the main gas transmission line of East Tennessee Natural Gas. This will allow the Company to sell natural gas throughout the southeastern and northeastern United States.

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

Results of Operations

The company recognized $724,888 in revenues from the Kansas oil and gas field and Swan Creek during the second quarter 1999 compared to $480,551 in the second quarter 1998. This increased revenue resulted from the significant increase in oil and gas prices during the second quarter of 1999. Production Costs and Taxes for the first six months of 1999 of $879,989, was slightly higher compared to $795,847 in the second quarter of 1998. Depreciation, Depletion and Amortization expense for the first six months of 1999 was $154,200, compared to $241,043 for the first six months of 1998, this difference was due to the 1998 depletion estimate being overstated.

Interest Expense for the first six months of 1999 was $301,454, as compared to $169,452 in 1998, this difference is due to interest on new loans and 8% dividend paid on the Company's Series A cumulative convertible preferred stock. General and Administrative Expenses for the first six months of 1999 increased slightly, $70,764 from the first six months of 1998 amount of $1,143,528.

Legal and accounting fees increased $209,841 for the first six months of 1999. This increase was due primarily to increase costs for litigation fees, the preparation and filing of documents with the Securities and Exchange Commission and Audit fees.

In the first six months of 1999 notes payable was reduced $250,000 due to the pay off of a note in that amount which was part of the settlement reached in an action pending against the Company in New York State Supreme Court entitled Hocker v. Tengasco, Inc., Index No. 601385/97.

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

The Company is in the process of examining key third party relationships to determine, to the extent practical, the degree of such parties' Year 2000 compliance. The Company faces risks if key business suppliers, banks, utilities, transportation providers, communications providers or government services are not compliant for the Year 2000. In order to mitigate this risk, the Company is reviewing its options to continue operations using alternative suppliers, banks, utilities and providers of transportation and communication services. There can be no guarantee that the measures taken by the Company will solve the Year 2000 issue of such third parties. If such problems are not solved by such third parties and the Company cannot locate alternative sources as outlined, this may have a significant adverse impact on the Company.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:    August 12, 1999                   TENGASCO, INC.

                                      By: /s/  Robert M. Carter
                                          -------------------------------------
                                          Robert M. Carter, President

                                      By: /s/ Mark A. Ruth
                                          -------------------------------------
                                          Mark A. Ruth, Chief Financial Officer