Form 10QSB
period 1999-09-30
TENGASCO INC
filed 1999-11-12
CIK 1001614

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999
                                               ------------------

                           Commission File No. 0-20975
                                               -------

                                 Tengasco, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Tennessee                          87-0267438
                    ---------                          ----------
        State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization

                 603 Main Avenue, Suite 500, Knoxville, TN 37902
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (423) 523-1124
                              --------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,452,127 common shares at September 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                 TENGASCO, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        *     Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998............................................    3

        *     Consolidated Statements of Loss for the three and nine
              months ended September 30, 1999 and 1998.....................    5

        *     Consolidated Statements of Stockholders Equity for the
              nine months ended September 30, 1999.........................    6

        *     Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998............................    7

        *     Notes to Consolidated Financial Statements...................    8

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS..............................................   10

PART II. OTHER INFORMATION

        *     Submission of Matters to a Vote of Security Holders..........   13

        *     Signature....................................................   14

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           September 30, 1999  December 31, 1998
                                               (Unaudited)         (Audited)
                                           ------------------  -----------------

Current Assets:
  Cash and cash equivalents                   $   601,959         $   913,194
  Accounts Receivable                             124,227             147,050
  Other current assets                            100,298             100,298
                                              -----------         -----------

Total current assets                              826,484           1,160,542

Oil and gas properties, net ( on the basis
  of full cost accounting)                      8,549,253           7,747,655

Pipeline facilities, at cost                    4,077,433           4,019,209

Property and equipment, net                       602,325             461,009

Other                                             122,942             137,362
                                              -----------         -----------

                                              $14,178,437         $13,525,777
                                              ===========         ===========

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30, 1999  December 31, 1998
                                                     (Unaudited)         (Audited)
                                                 ------------------  -----------------
Current liabilities
  Notes payable                                     $    750,000       $  1,000,000
  Loans payable to affiliates                            163,800            413,800
  Due to AFG Energy, Inc. (Note 3)                       859,833            953,895
  Current maturities of long-term debt                    78,350             89,135
  Accounts payable-trade                                 287,986            351,567
  Accrued liabilities                                    138,750            281,360
                                                    ------------       ------------

Total current liabilities                              2,278,719          3,089,757

Due to AFG Energy, Inc. (Note 3)                       1,005,245            976,207

Long term debt, less current maturities                2,324,895          2,214,723
                                                    ------------       ------------

Total liabilities                                      5,608,859          6,280,687
                                                    ------------       ------------
Stockholders' equity
  Convertible redeemable preferred; redemption
    value $1,988,900; 19,889 shares outstanding        1,988,900            800,000
  Common stock, $.001 per value, 50,000,000
    shares authorized                                      8,358              7,644
  Common stock to be issued                                    0            700,000
  Additional paid-in capital                          19,835,756         16,796,038
  Unamortized stock award                               (162,500)          (162,500)
  Accumulated Deficit                                (13,100,936)       (10,496,092)
                                                    ------------       ------------
                                                       8,569,578          7,645,090
  Due from stockholder                                         0           (400,000)
                                                    ------------       ------------
Total stockholders' equity                             8,569,578          7,245,090
                                                    ------------       ------------

                                                    $ 14,178,437       $ 13,525,777
                                                    ============       ============

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (Unaudited)

                                             For The Three Months Ended   For The Nine Months Ended
                                                    September 30                 September 30
                                             --------------------------   -------------------------
                                                  1999         1998          1999          1998
                                              -----------   ----------    -----------   -----------

Oil and gas revenues                          $   695,211   $ 472,389     $ 1,715,747   $ 1,563,449

Costs and other deductions
    Productions Costs and Taxes                   516,306     323,267       1,396,295     1,119,114
    Depletion, depreciation and amortization       97,340     120,736         251,540       361,779
    Interest expense                               69,231      73,331         370,685       242,783
    General and administrative costs              704,072     280,803       1,918,363     1,384,703
    Legal and Accounting                            6,064           0         383,708       207,431
    Realized loss on sale of investments                0     (13,956)              0       (32,136)
                                              -----------   ---------     -----------   -----------

Total costs and other deductions                1,393,013     784,181       4,320,591     3,283,674
                                              -----------   ---------     -----------   -----------

Net loss                                      $  (697,802)  $(311,792)    $(2,604,844)  $(1,720,225)
                                              -----------   ---------     -----------   -----------

Basic and diluted loss per common share       $     (0.08)  $   (0.05)    $     (0.31)  $     (0.23)
                                              ===========   =========     ===========   ===========

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                               Convertible                                                        Unamortized
                                Redeemable       Common Stock            Common     Additional       Stock
                                Preferred   -----------------------       Stock       Paid In        Option     Accumulated
                                  Stock      Shares        Amount       Issuable      Capital        Awards       Deficit
                               -----------  ---------     --------     ----------   ----------    -----------  -------------

Balance, December 31, 1998     $  800,000   7,644,212     $   7,644    $  700,000   $16,796,038   $ (162,500)  $(10,496,092)

Common stock issued in
private placements                            807,915           714      (700,000)    3,039,718            0              0

Convertible preferred stock
issued in private placements    1,188,900           0             0             0            0             0              0

Amortization of stock
option awards                                       0             0                          0             0              0

Common stock options granted to
non employees                                                                                0

Placement fees paid in well
working interests                                                                            0

Net loss for the nine months
ended September 30, 1999                0           0             0             0            0             0     (2,604,844)
                               ----------   ---------     ---------    ----------   -----------   ----------   ------------
Balance, September 30, 1999    $1,988,900   8,452,127     $   8,358    $        0   $19,835,756   $ (162,500)  $(13,100,936)
                               ==========   =========     =========    ==========   ===========   ==========   ============

           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

Nine Months Ended September 30                                1999          1998
                                                          ------------  ------------
Operating activities
    Net loss                                              $(2,604,844)  $(1,720,225)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion, depreciation and amortization                  251,540       361,779
    Compensation paid in stock options                              0        91,742
    Issuance of common stock for services                           0        19,141
    Changes in assets and liabilities
        Accounts receivable                                    22,823      (265,981)
        Other assets                                           14,420       109,960
        Accounts payable                                      (63,581)      251,631
        Accrued liabilities                                  (142,610)     (136,752)
                                                          -----------   -----------

Net cash used in operating activities                      (2,522,252)   (1,288,705)

Investing activities
    Changes to property and equipment                        (141,316)     (113,935)
    Changes to oil and gas properties                        (801,598)     (939,851)
    Changes to pipeline facilities                           ( 58,224)   (1,600,652)
                                                          -----------   -----------

Net cash used in investing activities                      (1,001,138)   (2,654,438)

Financing activities
    Proceeds from borrowings                                  243,551     1,050,000
    Repayments of borrowings                                 (560,728)   (4,269,520)
    Proceeds from issuance of stock                                 0     2,712,105
    Proceeds from sale of oil and gas properties                    0             0
    Proceeds from private placements of common stock        2,340,432             0
    Proceeds from Private Placement of Preferred stock      1,188,900             0
                                                          -----------   -----------

Net cash provided by financing activities                   3,212,155      (507,415)
                                                          -----------   -----------

Net decrease in cash and cash
    equivalents                                              (311,235)   (4,450,558)

Cash and cash equivalents, beginning of period                913,194     4,451,274

Cash and cash equivalents, end of period                  $   601,959   $       716
                                                          ===========   ===========

           See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.

                   Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB.

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

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note accrued interest at the rate of 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate became 9.0% per annum. At the present time the Company is attempting to refinance this note, and monthly interest only payments are being made. There is a balloon payment of $1,865,078 due in January 2000. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition.

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 7,873,735 weighted average shares outstanding for the quarter ended September 30, 1999 and 7,532,312 weighted average shares outstanding for the quarter ended September 30, 1998. There were 475,827 and 497,969 potential weighted common shares outstanding at September 30, 1999 and September 30, 1998 respectively related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

                                 Tengasco, Inc.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 208 producing oil and gas wells in Kansas and has fourteen producing natural gas and four oil wells in Tennessee.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses. The primary source of cash thru the third quarter of 1999 has been from loan transactions, private placements of the Company's common stock and revenues from its Kansas Properties.

Investing activities for the first nine months of 1999 include additions of $801,598 to oil and gas properties, $206,897 additions to property and equipment, and $41,695 for TVA right of ways and reclamation of the Company's pipeline in Tennessee. The costs for oil and gas properties were primarily for drilling and completion of natural gas and oil wells in the Swan Creek Field in northeastern Tennessee.

Cash and cash equivalents at September 30, 1999 decreased $311,235 from the December 31, 1998 balance of $913,194 due primarily to the following:

o     Costs noted above for oil and gas properties totaled $801,598.

o Net cash used in Operating Activities was $2,270,712 which is shown in detail on the Statement of Cash Flows.

Proceeds from private placement of 807,915 shares of the Company's common stock totaled $2,340,432 and $1,188,900 from 11,889 shares of the Company's Series A 8% cumulative convertible preferred stock during the first nine months of 1999.

The Company's plan of operations for the next two years calls for the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well. The Company is currently engineering and designing Phase II of its pipeline, an additional 28 miles of 12 inch pipeline, at a cost of approximately $6,000,000 which will extend from the terminus of the Company's existing pipeline into Kingsport, Tennessee and serve large industrial customers. The Tennessee Department of Transportation has verbally granted the Company the right to lay Phase II of its pipeline along state highway 11 to Kingsport, Tennessee. At the present time, the Company is capable of producing substantially more gas than it is able to sell. Completion of Phase II of the pipeline will allow the Company to sell substantially more of its natural gas production from the Swan Creek Field. The Company estimates that its ultimate deliverability will reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month once Phase II of its pipeline is completed. The Company expects to reach this capacity on or about December 31, 2002. The estimated time from start to finish of construction of Phase II of the Pipeline is six to eight months. The Company anticipates receiving a contract from a major user, in the near future, for the purchase of 10 MCF of gas per day, to take effect upon completion of Phase II of its pipeline.

The Company does not presently have the funds needed to enable it to complete its drilling program and the extension of the pipeline. The Company intends to use the proceeds from a private placement to finance construction of Phase II of the Pipeline. If these funds are not sufficient, the Company will seek additional financing by other means. Although there can be no assurances that such financing will be available, the Company believes that it will be able to procure such financing by means of a bank loan, equity investment or a joint venture with another company.

Results of Operations

The company recognized $695,211 in revenues from the Kansas oil and gas field and Swan Creek during the third quarter 1999 compared to $472,389 in the third quarter 1998. This increased revenue resulted from the significant increase in oil and gas prices during the third quarter of 1999. Production Costs and Taxes for the first nine months of 1999 of $1,396,295, was higher compared to $1,119,114 in the third quarter of 1998 and increased $193,039 during the third quarter. This was due to some well work overs in Kansas in order to increase production. Depreciation, Depletion and Amortization expense for the first nine months of 1999 was $251,540, compared to $361,779 for the first nine months of 1998 and decreased $23,396 during the third quarter. This difference was due to the 1998 depletion estimate being overstated.

Interest Expense for the first nine months of 1999 was $370,685, as compared to $242,783 in 1998, this difference is due to interest on new loans and an 8% dividend paid on the Company's Series A cumulative convertible preferred stock. General and Administrative Expenses for the first nine months of 1999 increased, $533,660 from the first nine months of 1998 amount of $1,384,703 and increased $423,269 for the third quarter. This increase was due to the fact that a large portion of expenses which have been treated as general and administrative expense in 1999, were capitalized in 1998 because they related to capital improvements.

Legal and accounting fees increased $176,277 for the first nine months of 1999. The majority of this increase was for services provided in connection with obtaining distribution rights, to transport gas, for the Company's wholly owned subsidiary Tengasco Pipeline Corporation.

In the first nine months of 1999 notes payable was reduced $250,000 due to the pay off of a note in that amount which was part of the settlement reached in an action pending against the Company in New York State Supreme Court entitled Hocker v. Tengasco, Inc., Index No. 601385/97.

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

                            PART II OTHER INFORMATION

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The annual meeting of stockholders of the Company was held on August 31, 1999.

            (b) The first item voted on was a proposal to authorize an amendment to the Company's By-Laws to increase the maximum number of Directors of the Company from seven (7) to ten (10). The results of the voting were as follows:

            5,472,595 votes for the resolution
            676,093 votes against and
            41,992 votes abstained.

            A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

            (c) The next item of business was the election of Directors. Joseph
E. Armstrong, Benton L. Becker, John A. Clendening, Neal F. Harding, John L. Kidde, Shigemi Morita, Malcolm E. Ratliff and Allen H. Sweeney were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 6,204,285 votes for Joseph E. Armstrong and 58,565 withheld; 5,635,466 votes for Benton L. Becker and 627,384 withheld; 6,199,434 votes for John A. Clendening and 63,416 withheld;6,202,535 votes for Neal F. Harding and 60,315 withheld; 6,204,125 votes for John L. Kidde and 58,725 withheld; 6,206,975 votes for Shigemi Morita and 55,875 withheld; 6,206,335 votes for Malcolm E. Ratliff and 56,515 withheld; and 6,208,435 votes of Allen H. Sweeney and 54,415 withheld.

            (d) The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 1999. The results of the voting were as follows:

            6,216,522 votes for the resolution,
            4,050 votes against and
            42,278 votes abstained.

            A majority of the votes cast at the meeting having voted for the resolution was duly passed.

            No other matters were voted on at the meeting.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: November 10, 1999                            TENGASCO, INC.

                                       By: /s/ Terry W. Piesker
                                           ------------------------------------
                                           Terry W. Piesker, President


                                       By: /s/ Mark A. Ruth
                                           -------------------------------------
                                           Mark A. Ruth, Chief Financial Officer