Form 10KSB
period 1999-12-31
TENGASCO INC
filed 2000-04-14
CIK 1001614

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)
          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________.

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

         Issuer's telephone number, including area code: (865) 523-1124.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,017,252

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on March 20, 2000 of $9.00):
$40,774,860.

         State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 20, 2000): 8,727,897

         Documents Incorporated By Reference: None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X ]

                           FORWARD LOOKING STATEMENTS
                           --------------------------

                  The information contained in this Report in certain instances includes certain forward-looking statements. When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.

PART I

ITEM 1.    BUSINESS.


Business Development.

                  The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas. The Company leases producing and non-producing properties with a view toward exploration and development. Emphasis is also placed on pipeline and other infrastructure facilities to provide transportation, processing and tieback services. The Company utilizes state-of-the-art seismic technology to maximize the recovery of reserves. The Company's activities in the oil and gas business did not commence until May 1995 with the acquisition of oil and gas leases in Tennessee.

                  Since 1995 the Company has acquired oil and gas leases on a total of approximately 45,400 acres, located in Hancock and Claiborne Counties, Tennessee (collectively, the "Swan Creek Leases or Field").

                  Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 30,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 are 273 wells, including 208 working wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The seller financing portion of the purchase price has been refinanced by Arvest United Bank of Edmond, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principal and interest over a three year period.

                  The Kansas Properties are currently producing approximately one million cubic feet of gas of natural gas and 400 barrels of oil per day. Income from the Kansas Properties at the present time is approximately $300,000 per month.

                  The Company presently has 15 productive natural gas wells and four producing oil wells in the Swan Creek Field in Tennessee. In July 1998 the Company completed the first phase ("Phase I") of its pipeline in the Swan Creek Field, a 23 mile pipeline made of 6 and 8 inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority ("TVA"), the Company was successful in utilizing TVA's right-of-way along its main power line grid from the Swan Creek Field to the Hawkins County Utility District located in Rogersville. The cost of constructing Phase I of the pipeline was approximately $4,000,000. In addition, approximately 4,500 barrels of oil per month are being produced and sold from the Swan Creek Field. Income from the Swan Creek Field is approximately $60,000 per month.

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

                  During 1996, the Company formed Tengasco Pipeline Corporation, a wholly- owned subsidiary, to manage the construction and operation of Phase I of its pipeline, as well as other pipelines planned for the future.

General

         1. The Swan Creek Field

                  Amoco Production Company ("AMOCO") during the late 1970's and early 1980's, after extensive geological and seismic studies, leased approximately 50,000 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, an area now referred to as the Swan Creek Field.

                  In 1982 AMOCO successfully drilled two significant natural gas discovery wells in the Swan Creek Field to the Knox Formation at approximately 5,000 feet of total depth. These wells, once completed, had a high pressure and volume of deliverability of natural gas; however, in the mid-1980's a substantial decline in worldwide oil and gas prices occurred and the high cost of constructing a 23 mile pipeline across three rugged mountain ranges and crossing the environmentally protected Clinch River from Sneedville to the closest market in Rogersville, Tennessee was cost prohibitive.

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

                  In July 1995 after completion of the Purchase Agreement with IRC, the Company acquired the Swan Creek Leases. These leases provide for a landowner royalty of 12.5%.

                  The first well drilled by the Company in the Swan Creek Field, the Gary Patton #1 tested at 6.8 Mmcf of deliverable gas per day, making it the largest known tested well in the states of Tennessee, Kentucky and Virginia. The Company now has fifteen productive gas wells and four oil wells for a total of nineteen wells. See Item 2. Description of Properties.

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

                  During the period from January 1, 1999 through March 23, 1999 Hawkins County Utility District took only 477 Mcf of gas from the Company. Although Hawkins County Utility District could take gas in greater quantities, it declined to do so. Pursuant to its original contract, it was not obligated to purchase any specific amount of gas. The contract with the Hawkins County Utility District was renegotiated and an Amendment Agreement was entered into on October 19, 1999 whereby the Hawkins County Utility District committed to take a minimum of 500 MCF and a maximum of 4,000 MCF of gas per day with an option to purchase up to an additional 3,000 MCF per day. Pursuant to this Agreement, the Hawkins County Utility District began purchasing gas from the Company as of November 2, 1999. Hawkins County has purchased relatively small quantities of gas the Company has blended from certain wells when such blended gas contains less than 4% nitrogen. Hawkins County's position is that it is not required to purchase contract volumes unless the nitrogen content is less than 4%, although the Company has demonstrated that its gas, with a nitrogen content of approximately 4.5% is interchangeable with 4% gas. Since November 2, 1999, Hawkins County Utility District has purchased 3,910 Mcf of gas (Mcf are units of one thousand cubic feet of gas). The Company stands ready to deliver additional quantities of gas, but there can be no assurances that Hawkins County will purchase additional quantities of gas unless the nitrogen content of the gas is reduced.

                  The Company is currently engineering and designing the second phase ("Phase II") of its pipeline, an additional 28 miles of 12 inch pipeline which will extend from the terminus of the Company's existing pipeline to an existing pipeline and meter station at the chemical plant of Eastman Chemical Company ("Eastman") located in Kingsport, Tennessee. It is estimated that construction of Phase II of the pipeline will cost approximately $6,000,000 and will take six to eight months to construct. The Company is attempting to raise the necessary funds to construct the pipeline through a private placement offering of Series B Cumulative Convertible Preferred Stock pursuant to Rule 506 of Regulation D. See, Item 6, Management's Discussion and Analysis or Plan of Operation.

                  On November 18, 1999, the Company entered into an agreement with Eastman Chemical Company ("Eastman") which provides that by December 31, 2000 the Company will deliver daily to Eastman's plant in Kingsport a minimum of the lesser of (i) 5,000 MMBtu's ("MMBtu" means one million British thermal units) or (ii) forty percent (40%) of the natural gas requirements of Eastman's plant and a maximum of 15,000 MMBtu's per day. Under the terms of the agreement, the Company has the option to install facilities to treat the delivered gas so that the total nonhydrocarbon content of the delivered gas is not greater than two percent (2%). This will allow the gas to be used in certain processes in the Eastman plant requiring low levels of nonhydrocarbons. If the Company elects to perform this option by installing additional facilities, the minimum daily amount of gas to be purchased by Eastman from the Company will increase to the lesser of (i)10,000 MMBtu's or (ii) eighty percent (80%) of the natural gas requirements of Eastman's chemical plant.

                  On March 27, 2000 the Company and Eastman signed an amendment to the agreement permitting the Company a further option with respect to the allowable level of nonhydrocarbons in the delivered gas. This amendment gives the Company the further option to tender gas without treatment, at a minimum volume of 10,000 MMBTU's per day, in consideration of which the Company agrees to accept a price reduction of five cents per MMBTU for the volumes per day between 5,000 and 10,000 MMBTU's per day under the pricing structure in place under the original agreement. The reduction of five cents on the second 5,000 MMBTU's per day price is more favorable to the Company than the options existing under the present contract. This price adjustment, while resulting in a decrease in revenues from the Eastman contract of approximately $90,000 per year, would also result in substantially less cost to the Company in meeting the requirements of the existing contract and allowing the Company to double Eastman's minimum daily purchase to 10,000 MMBTU's per day. The option provided under the amendment would have the immediate effect of increasing the minimum quantity under the original agreement to the higher quantity stated above without the need for the Company to elect to install some or all of the treatment facilities as was required under the original agreement. The March 27, 2000 amendment also provides that in the event Eastman determines that the processes requiring low nitrogen gas fail to operate satisfactorily with the gas provided to them by the Company pursuant to the amendment, then Eastman may give written notice to the Company to begin installation of facilities under the agreement as it existed prior to the amendment and complete same within eighteen
(18) months of such written notice.

                  Under the agreement as amended March 27, 2000, Eastman will pay the Company the index price plus $0.10 for all natural gas quantities up to 5,000 MMBtu's delivered per day, the index price plus $0.05 for all quantities in excess of 5,000 MMBtu's up to 15,0000 MMBtu's per day and the index price for all quantities in excess of 15,000 MMBtu's per day. The index price means the price per MMBtu published in McGraw-Hill's Inside F.E.R.C.'s Gas Market Report equal to the Henry Hub price index as shown in the table labeled "Market Center Spot Gas Prices".

                  The Company will transport and deliver its gas to Eastman through Phase II of its pipeline. The agreement with Eastman is for a term of twenty years and will be automatically extended, if the parties agree, for successive terms of one year. The agreement will commence upon the Company's completion of construction of Phase II of its pipeline and connection to Eastman's facilities and commercial operation of that facility is approved. Pursuant to its agreement with Eastman completion of construction of Phase II of the pipeline is stated to be made by December 31, 2000. However, Eastman has agreed to extend the completion date of construction to March 31, 2001. It is estimated that Phase II of the pipeline will cost approximately $6,000,000 and will take six to eight months to construct.

                  On January 25, 2000, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("Tengasco Pipeline"), signed a franchise agreement to install and operate new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District has no existing natural gas facilities and the system to be installed by Tengasco Pipeline will initially extend to schools and small customers, and will be gradually expanded over time to serve as many of the 6,900 residents of the County as is economically possible. Tengasco Pipeline will purchase gas from the Company on behalf of the District and it will be resold at an average retail price of about $8.00 per thousand cubic feet. Under the franchise agreement, which has an initial term of ten years and may be renewed for an additional ten years, Tengasco Pipeline will receive 95% of the gross proceeds of the sale of gas for its services under the agreement. Tengasco Pipeline intends to begin installation of the necessary facilities to begin to serve up to 1,500 residential and industrial consumers in the City of Sneedville, county seat of Hancock County. Construction will begin when agreement for base load sales are concluded with the local school district. The Company's existing eight inch main line from its Swan Creek Field passes through the city limits of Sneedville and completion of a one-half mile of interconnecting distribution line from the existing pipeline will be required at a cost not anticipated to exceed $100,000 and which it is expected can be constructed within a period of six weeks. At this time, no agreements for base load sales have been signed and there can be no assurances that such agreements will be signed and if signed, it is not possible to predict when sales may begin or what the volumes of gas sold may be.

                  On March 17, 2000 the Company announced that it had entered into an agreement with the University of Tennessee-Knoxville ("UTK") related to its hydrocarbon exploration activities in eastern Tennessee. Two UTK geological scientists, Professor Robert D. Hatcher, Jr., a University of Tennessee/Oak Ridge National Laboratory Distinguished Scientist in structural and Appalachian geology, and Dr. Richard T. Williams, Ph. D., Associate Professor in geophysics, will provide the Company with assistance in interpreting the structure of the Swan Creek Field and geophysical data from that Field. New seismic data will permit better subsurface imaging and more exact determination of the size of the Swan Creek Field.

                  A major outgrowth of the Company's relationship with UTK is a new graduate fellowship, called the Tengasco Fellowship, to be awarded in UTK's Department of Geological Sciences to an outstanding graduate student interested in pursuing a career in the petroleum industry. The fellowship will provide a living allowance and tuition for the student. Two UTK PH. D. students receiving financial support from the Company have already provided computer generated 3-D images of the Swan Creek Field. These images have helped outline the subsurface shape of the hydrocarbon producing zone to allow the Company to better understand where additional production might be located.

         2. The Kansas Properties

                  The Company, as of December 31, 1997 acquired the Kansas Properties which included 149 producing oil wells and 59 producing gas wells in the vicinity of Hays, Kansas and a gathering system including 50 miles of pipeline. The aggregate production for the Kansas Properties at present is approximately one million cubic feet of gas and 400 barrels of oil per day. Revenues for the Kansas Wells are approximately $300,000 per month.

                  There are several capital projects that are available in Kansas which include drilling wells, recompletion of wells and major workovers. These projects when completed may well increase production in Kansas. Management, however, has made the decision to not perform this work at the present time, as the Company does not presently have the funds necessary to perform these projects..

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

Governmental Regulations

                   The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit. For a discussion of the risks involved as a result of such regulations, see, "Effect of Existing or Probable Governmental Regulations on Business" and "Costs and Effects of Compliance with Environmental Laws" hereinafter in this section.

Principal Products or Services and Markets

                  The Company will conduct exploration and production activities to produce crude oil and natural gas. The principal markets for these commodities are local refining companies, local utilities and private industry end users, which purchase the crude oil, and natural gas marketing companies, which purchase the gas.

                  In Hancock County, gas production from the Swan Creek Field can presently be delivered through the completed Phase I of the Company's pipeline to the Hawkins County Gas Utility. The Company has acquired all necessary regulatory approvals and 100% of necessary property rights for Phase I of the pipeline. The Company's pipeline will not only service the Company's wells, but, will provide transportation of gas for small independent producers in the local area as well. Direct sales could also be made to some local towns, industries and utility district such as Powell Valley Utility District. No assurance can be given that the Company will be able to produce a sufficient quantity of crude oil or natural gas or that it will obtain purchasers of gas from the Company in sufficient quantities to make these operations profitable.

                  It is anticipated that completion of Phase II of the pipeline will permit the Company to sell all of its daily natural gas production from the Swan Creek Field.

                  Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is Farmland Industries in Neodosha. There is a limited market in the area and the only other purchaser of crude oil is Eott Energy Operations Ltd.

Reserve Analyses

                  Coburn Petroleum Engineering of Tulsa, Oklahoma, has performed reserve analyses of all the Company's productive leases (with the exception of the wells acquired from AFG). R. W. Coburn, a registered petroleum engineer, and the owner of Coburn Petroleum Engineering, has no interest in the Company or IRC, and performed these services at his standard rate ($90 per hour was billed and paid for these reports). The net reserve values used hereafter were obtained from a report dated March 30, 2000 prepared by Coburn Petroleum Engineering. In substance, the report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include decline curve analysis, volummetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Coburn Petroleum Engineering. The net reserve values in the Coburn Petroleum Engineering Report were adjusted to take into account the working interests that have been sold by the Company in various wells in the Swan Creek Field. The report of Coburn Petroleum Engineering provides that the net reserves as adjusted of the existing 19 wells in the Swan Creek Field is over 70.90 Bcf of natural gas with a present-day deliverability of 15 million cubic feet of natural gas per day and 1.39 million barrels of oil. According to the Coburn Engineering Report, discounting the net reserve values by 10% results in a present value as of December 31, 1999 of $116,300,000 before taxes and $69,780,000 after taxes.

                  Columbia Engineering based in Oklahoma City, Oklahoma, has performed a reserve analysis of the Kansas Properties. David F. Yard, a registered petroleum engineer is the principal of Columbia Engineering. Neither Columbia Engineering nor Mr. Yard has an interest in the Company or IRC and Mr. Yard performed these services at his standard rate of $75 per hour. The net reserve values used hereafter were obtained from a report dated January 31, 2000. According to the report of Columbia Engineering, discounting the net reserve values by 10% results in a present value as of December 31, 1999 of $17,467,719 before taxes and $10,480,631 after taxes for the Kansas Properties.

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

                  On September 3 , 1999,the Company entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations are to be mutually agreed upon. Net revenue will be 81.25% to Miller and the Company will transport Miller's gas for $.40 per Mcf.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

                  Excluding the development of oil and gas reserves and the production of oil and gas, the Company's operations are not dependent on the acquisition of any raw materials. See, "Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition" set forth above.

Dependence on One or a Few Major Customers

                  The Company is not presently dependent upon any major customers for the gas from its Swan Creek Field. However, upon completion of Phase II of its pipeline, the Company anticipates being dependent upon a few customers.

                  Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil from the Kansas Properties is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. An additional purchaser of the crude oil produced is

Farmland Industries in Neodosha, Kansas. There is a limited market in the area and the only other purchaser of crude oil is Eott Energy Operations Ltd. The Company, however, anticipates that it will be able to sell all of the oil and gas produced from the Kansas Properties.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts, including Duration

                  Royalty agreements relating to oil and gas production are standard in the industry. The amount of the Company's royalty payments varies from lease to lease. The amounts of the royalties on each of the Company's leases may be obtained from the Company.

Need for Governmental Approval of Principal Products or Services

                  None of the principal products or services offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. See, "Effect of Existing or Probable Governmental Regulations on Business" below in this section.

Effect of Existing or Probable Governmental Regulations on Business

                  Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The Company has fully complied with this environmental regulation, the cost of which is approximately $10,000 per well.

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

                  The Company's Board of Directors adopted resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan was recently adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office and the home telephone numbers of key personnel. A list will be maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

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

Research and Development

                  The Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of conducting seismic surveys on the lease blocks. This work will be performed by the Company's full time geologist and will not have a material cost of anything more than his standard salary. See, "Number of Total Employees and Number of Full-Time Employees" set forth below in this section.

Cost and Effects of Compliance With Environmental Laws

                  See, "Effect of Existing or Probable Governmental Regulations on Business" set forth above in this section.

Number of Total Employees and Number of Full-Time Employees

                  The Company presently has thirty-four full time employees and no part-time employees.

                  The Company has hired a full-time geologist at a salary of $60,000 per year. His duties for the Company include: surface and sub-surface geology, log correlation, surface and sub-surface mapping, field research and well-site geology.

ITEM 2. DESCRIPTION OF PROPERTY


Property Location, Facilities, Size and Nature of Ownership

                  The Company's Swan Creek Leases are on approximately 45,400 acres in Hancock and Claiborne Counties in Tennessee. The initial terms of these leases vary from one to five years. Many of them can be extended at the option of the Company by payment of annual rent. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing the Swan Creek Leases. See "Description of Business" - "General" above.

                  One of the Company's Directors, Shigemi Morita, has a 25% working interest on a turnkey basis in ten of the Company's existing wells, a 50% working interest in one of the Company's other existing wells and a 12.5% working interest in another of the Company's existing wells. An individual who is not an affiliate of the Company purchased 25% working interests in two other wells, the Stephon Lawson No. 1 and the Patton No. 1. All of these wells are located in the Swan Creek Field. See Item 12 - Certain Relationships and Related Transactions.

                  The Company has also entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations are to be mutually agreed upon. Net revenue will be 81.25% to Miller and the Company's subsidiary Tengasco Pipeline will transport Miller's gas for $.40 per Mcf.The Company reserves all offset locations to wells drilled under the farmout agreement. Two wells have been drilled under the farmout agreement, the

Lange No. 1 and the Woodrow Davis No. 1. The Company obtained an additional 50% working interest in the Woodrow Davis No. 1 from Miller in addition to its right under the farmout agreement.

                  Other than the working interests described or referred to in this Item, the Company retains all other working interests in wells drilled or to be drilled in the Swan Creek Field.

                  Working interest owners in oil and gas wells are entitled to market their respective shares of production to purchasers other than purchasers with whom the Company has contracted. Absent such contractual arrangements being made by the working interest owners, the Company is authorized but is not required to provide a market for oil or gas attributable to working interest owners' production. At this time, the Company has not agreed to market gas for any working interest owner. If the Company does agree to market gas for working interest owners to the Company's customers, the Company will have to agree, at that time, to the terms of such marketing arrangements and it is possible that as a result of such arrangements, the Company's revenues from such customers may be correspondingly reduced. If the working interest owners make their own arrangements to market their natural gas to other end users along the pipeline which have been served by East Tennessee Natural Gas, an interstate pipeline, such gas would be transported through the Company's wholly owned subsidiary Tengasco Pipeline at published tariff rates, currently $0.40 per MMBTU. If the working interest owners do not market their production, either independently or through the Company, then their interest will be treated as not yet produced and will be balanced either when marketing arrangements are made by such working interest owners or when the well ceases to produce in accordance with customary industry practice.

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

                  The Company leases its principal executive offices, consisting of approximately 4,731 square feet located at 603 Main Avenue, Suite 500, Knoxville, Tennessee, at a monthly rent of $3,942.50. The Company also leases a field office in Sneedville, Tennessee at a rental of $500 per month, an office in Hays, Kansas at a rental of $500 per month and an office in New York City at a rental of $2,600 per month.

                  In addition, the Company has drilling equipment and vehicles which it acquired from IRC. All of this equipment is in satisfactory operating condition. The securities which the Company acquired from IRC were sold during 1996 for $250,000.

                  Tests to date on the completed wells on the Swan Creek Leases indicate substantial potential for future deliverability. Based upon engineering reports, management believes that the wells drilled to date have a life expectancy of approximately 25 years on a declining basis.

                  The Company pays ad valorem taxes on its Kansas Properties. It does not pay any taxes on its Swan Creek Leases. The Company has general liability insurance for the Kansas Properties and the Swan Creek Field.

ITEM 3. - LEGAL PROCEEDINGS

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

                  1. The Company was named as a defendant in an action commenced in the Supreme Court of the State of New York, New York County entitled Wallington Investments, Ltd., Plaintiff v. Tengasco, Inc., Defendant, Index no. 605876/98 In that action the plaintiff sought to recover the sum of $500,000 loaned to the Company which was part of a $1,000,000 bridge loan transaction. The loan by Wallington Investments, Ltd. ("Wallington") was evidenced by a promissory note and the action brought by Wallington was based upon that note. The Company, for no additional consideration other than the loan, issued warrants to Wallington to purchase 100,000 shares of the common stock of the Company.

                  The warrants contain an elaborate formula pursuant to which the exercise price of the warrants would be reduced and the number of shares increased if the price of the Company's stock decreased. This formula guaranteed that the warrants would continue to retain their value no matter what happened to the price of the Company's stock.

                  The action was recently settled. Pursuant to the settlement the Company paid Wallington the sum of $581,625 which represents 90% of the amount of the monies loaned to the Company by Wallington together with interest thereon at 10% from the date of the loan. As part of the settlement, the warrants held by Wallington were deemed null and void and unenforceable and all of the liens granted to Wallington as security for its loan to the Company were released.

                  2. The Company filed an action in Chancery Court for Knox County, Tennessee entitled, Tengasco, Inc., Plaintiff v. Theodore Scallan, Thieme Fonds, Ulrich Hocker and

Wallington, Investments, Ltd., Case No. 133620-2 against Wallington Investments, Ltd. ("Wallington") and two other lenders, Ulrich Hocker ("Hocker") and Thieme Fonds who had loaned the Company the aforementioned bridge loan in the aggregate amount of $1,000,000, as well as Theodore Scallan, the Company's former President, to invalidate the warrants which were issued to those lenders in connection with and as consideration for that bridge loan. This action was discontinued against Wallington Investments, Ltd. and Ulrich Hocker as part of the Company's settlement of actions brought against it by those two parties in New York to recover the sums they had loaned the Company and to enforce the warrants issued to them (See no. 1 above). In addition, the Company recently settled this action and the counterclaims asserted by Thieme Fonds against the Company to recover the sum of $250,000 it had loaned the Company as part of the $1,000,000 bridge loan and to enforce the warrants it had obtained in connection with the loan on the same terms it had settled the Hocker and Wallington actions. The Company paid Thieme Fonds the sum of $298,812.49 which represents 90% of the amount of the monies loaned to the Company by Thieme together with interest thereon at 10% from the date of the loan. As part of the settlement, the warrants held by Thieme Fonds were deemed null and void and unenforceable and all of the liens granted to Thieme Fonds as security for its loan to the Company were released.

                  3. The Company, its Chief Executive Officer, Malcolm E. Ratliff, and one of its attorneys, Morton S. Robson, have been named as defendants in an action commenced in the Supreme Court of the State of New York, New York County entitled Maureen Coleman, John O. Kohler, Charles Massoud, Jonathan Sarlin, Von Graffenried A.G. and VPM Verwatungs A.G., Plaintiffs v. Tengasco, Inc., Morton S. Robson and Malcolm E. Ratliff, Defendants, Index no. 603009/98 In that action, the plaintiffs, shareholders of the Company each of which purchased restricted shares of the Company's Common Stock, allege that although they were entitled to sell their shares pursuant to SEC Rule 144 in the open market, they were precluded from doing so by the defendants' purported wrongful refusal to remove the restrictive legend from their shares. The plaintiffs own in the aggregate 35,000 shares of the Company's common stock. The plaintiffs are seeking damages in an amount equal to the difference between the amount they would have been able to sell their shares if the plaintiffs had acted to remove the restrictive legends when requested and the amount they will receive on the sale of their shares. The plaintiffs are also seeking punitive damages in an amount they claim to be in excess of $500,000 together with interest, costs and disbursements of bringing the action, including reasonable attorneys fees.

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

                  4. The Company was named as a defendant in an action commenced in May 1998 in the United States District Court for the Eastern District of Tennessee entitled Operations Management International, Inc. ("OMI") v. Tengasco, Inc. The complaint seeks a declaratory judgment declaring a teaming agreement the Company entered into in March 1997 with OMI to operate, as a subcontractor, the steam generating facilities at the East Tennessee Technology Park ("ETTP") in Oak Ridge, Tennessee invalid and unenforceable, or in the alternative to declare that the Company is in breach of the teaming agreement thereby rendering it unenforceable. No claim for recovery of money is made against the Company. The Company filed an answer and counterclaim against OMI seeking damages for breach of contract. The action was recently settled. Pursuant to the settlement, OMI paid the Company the sum of $40,000 and the parties released all claims against each other.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders of the Company was held on August 31, 1999.

                  (b) The first item voted on was a proposal to authorize an amendment to the Company's By-Laws to increase the maximum number of Directors of the Company from seven (7) to ten (10). The results of the voting were as follows:

                  5,472,595 votes for the resolution,
                  676,093 votes against and
                  41,992 votes abstained.

                  A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

                  (c) The next item of business was the election of Directors. Joseph E. Armstrong, Benton L. Becker, John A. Clendening, Neal F. Harding, John
L. Kidde, Shigemi Morita, Malcolm E. Ratliff and Allen J. Sweeny were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 6,204,285 votes for Joseph E. Armstrong and 58,565 withheld; 5,635,466 votes for Benton L. Becker and 627,384 withheld; 6,199,434 votes for John A. Clendening and 63,416 withheld; 6,202,535 votes for Neal F. Harding and 60,315 withheld; 6,204,125 votes for John L. Kidde and 58,725 withheld; 6,206,975 votes for Shigemi Morita and 55,875 withheld; 6,206,335 votes for Malcolm E. Ratliff and 56,515 withheld; and, 6,208,435 votes for Allen J. Sweeney and 54,415 withheld.

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

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

                  The Company's common stock was listed on the OTC Bulletin Board of the NASD from March 31, 1994 through December 20, 1999 under the symbol TNGO. On December 10, 1999, the American Stock Exchange ("AMEX") approved the application of the Company to have its common stock listed on the AMEX. Trading of the Company's common stock on the AMEX commenced on December 21, 1999 under the symbol TGC.

                  The range of high and low bid prices for shares of common stock of the Company during the fiscal years ended December 31, 1998 and December 31, 1999 are set forth below.

                                                      Bid
                                                      ---

                                            High                      Low
                                            ----                      ---

For the Quarters Ending

March 31, 1999                               6.875                    4.50

June 30, 1999                               10.125                    5.50

September 30, 1999                           9.125                    5.75

December 31, 1999                           14.375                    3.50

March 31, 1998                              13.12                     9.09

June 30, 1998                               12.50                     9.00

September 30, 1998                           9.75                     5.75

December 31, 1998                            7.12                    5.375


                  These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions.

Holders

                  As of March 20, 2000, the number of shareholders of record of the Company's common stock was 443, and management believes that there are approximately 1,700 beneficial owners of the Company's common stock.

Dividends

                  There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

                  The following tables provide information with respect to the sale of all "unregistered" and "restricted" securities sold by the Company during the past three years, which were not registered under the 1933 Act:

Common Stock

Name of Owner                                 Date            Number of            Aggregate
                                              Acquired        Shares               Consideration

DeMunnick, Jeffrey                             3/15/97            4,000                                1
Arzonetti, Walter C.                           4/22/97           88,493                                1

Harding, Neil                                   5/21/97          100,000                               2
Moffett, William A.                             6/25/97          72,603                                1
Carter, Robert M                                6/30/97           7,329                                1
McCown, Michael                                 6/30/97          50,000                                1
Lautzenhiser, Stephen                           8/19/97            800             $            4,832.00
Steuer, Joseph, Jr.                             8/19/97           1,703            $            9,996.61
Day, Christopher                                8/22/97            482             $            2,966.11
Gray, Edward W.T.                               8/22/97          80,515            $          500,000.00
Gerding, James A.                               8/26/97          20,000            $          140,000.00
Gillis, Wayne H.                                8/26/97          14,286            $          100,000.00
Strickland, Thomas Jr.                          8/26/97            200             $            1,174.00
Thurman, Shawn Lee                              8/26/97            219             $            1,495.00
Habbersett, William C. TTEE UTD
9/1/94                                          8/27/97           2,197            $           15,005.51
Kail, Wilbert L.                                 9/2/97           1,000            $            6,650.00
Burleson, Elizabeth E.                          9/15/97            500             $            3,895.00
Kamer, John P.                                  9/22/97            400             $            2,976.00
Habbersett, William C. TTEE UTD
9/1/94                                          9/24/97           1,500            $           11,550.00
Hampton, Earl                                   9/24/97            500             $            3,850.00
Bailey, Gurvin & Margaret                       9/25/97           4,500            $           36,225.00
Milligan, Shirley TTEE TR UA
7/3/90                                          9/30/97            300             $            2,415.00
Fortune Hunters Investment Club                 10/9/97            201             $            1,759.00
Vickers, T. Owen                                10/9/97           7,584            $           64,994.88
Angle, Noriko T.                               10/10/97           5,714            $           50,000.00
Harbert, Bill L.                               10/10/97          34,286            $          300,002.50
Lange, Robert A.                               10/10/97           1,500            $           13,345.00
Miller William F., Jr.                         10/10/97           3,000            $           26,250.00
Regions Bank TTEE for the Bobby P.
Lemay Directed IRA                             10/10/97           5,656            $           49,999.99
Stanley Robert J.                              10/10/97          11,313            $          100,006.92
Green, Daryl  IRA R/O UTA R/O
UTA 10/13/97 C. Schwab & Co.                   10/13/97           5,000            $           42,000.00
Cates, Dennis                                  10/14/97           7,000            $           58,800.00
Jones Michael J.                               10/14/97           2,200            $           20,020.00
Scott, Donald L.                               10/14/97           2,220            $           20,020.00
Scott, Randall L.                              10/14/97           2,220            $           20,020.00
Adams, Stanley & Sharon E.                     10/15/97           6,000            $           53,580.00
Borger, Jeannie                                10/15/97            224             $            2,000.32
Funk, Sharon                                   10/15/97           5,599            $           49,999.07
Honeycutt, Robert M.                           10/15/97            100             $              893.00
Jungman, Paul Claude                           10/15/97            500             $            5,000.80
L'Hussier, Harold R.                           10/17/97           1,406            $           15,002.02

Funk, Frederick                                10/20/97           2,158            $           20,000.00
Kourkournelis, James M.                        10/21/97            500             $            4,815.00
Viam Charitable & Edu. Found., Inc.            10/21/97          11,905            $          100,000.00
Buck, Frank S. & Martha J.                     10/22/97           5,000            $           47,250.00
STEP, Inc.                                     10/22/97           2,000            $           18,200.00
Nishiwaki, Nick S.                             10/23/97          21,978            $          200,000.00
Spoonbill, Inc.                                10/23/97          178,024           $        1,619,949.00
Stewart S. Kent TTEE, UA/TR Dtd
12/29/88                                       10/23/97           2,500            $           22,550.00
Knott, Patricia                                10/24/97            500             $            4,550.00
Eggerr & Company                               10/28/97          202,380                   $1,200,000.00
Jones, Ronald M.                               10/28/97           1,500            $           12,600.00
Thomson, Charles A.                            10/29/97           2,000            $           15,400.00
Ershek, John                                    11/3/97           5,000            $           41,100.00
Wilson, Henry A.                                11/3/97            585             $            5,019.30
Arkwright, Richard T.                           11/4/97          10,989            $           99,999.90
Hamac & Co. TTEE   Marilyn Himes
Riviere TR                                      11/5/97          10,582            $           99,999.90
Emory Clinic Profit Sharing Plan
FBO William J. Casarella                        11/6/97           2,646            $           25,004.70
Gillis, Terry                                   11/6/97           2,667            $           24,989.79
Huang, Diedre A.                                11/6/97           5,336            $           49,998.32
Huang, Peter C.R.                               11/6/97          16,008            $          149,994.96
Haung, Stephen                                  11/6/97           5,336            $           49,998.32
Nevin, Micah Cole                               11/6/97            100             $              945.00
Reventolow, Richard H.                          11/6/97          10,989            $           99,999.90
Watson, W.N.                                    11/6/97            534             $            5,003.58
Leonard, William Curtis                         11/7/97            216             $            2,004.00
Weldon, William Edgar Jr.                      11/11/97            506             $            5,000.00
Weldon, William Edgar, Dr.                     11/11/97           2,528            $           25,000.00
Chandler, Robert A.                            11/13/97            500             $            4,945.00
Gillis, Terry                                  11/14/97           1,465            $           15,001.60
Presnell, Joe                                  11/14/97           2,000            $           20,480.00
Habbersett, Wm. C. TTEE UTD
9/1/94                                         11/14/97           1,000            $           10,240.00
Habbersett, Edith T. TTEE                      11/18/97           1,500            $           16,020.00
Castllas, Arcadio & Renate                     11/19/97           9,685            $           99,997.63
Gerding, Daniel J.                             11/21/97           1,000            $            9,890.00
Hut, Robert A.                                  12/3/97           4,682            $           50,000.00
Jones Investment Co.                            12/4/97           6,000            $           50,400.00
Pichiarella, Lawrence, S.                       12/8/97            100             $            1,103.00
Presnell, Joe & Alma                            12/8/97           1,000            $           11,030.00
French, Peter & Grace                           12/9/97           2,267            $           25,000.00
Gerding, Scott J.                               12/9/97           1,000            $            9,890.00

Keyser, Frank & Mims, Catherrine                12/9/97            443             $            4,500.00
Malone, Michael & Kimberely                     12/9/97            49              $              500.00
McCarty, Billy E. & Carol J.                    12/9/97            99              $            1,000.00
MSP Enterprises                                 12/9/97            500             $            5,515.00
Rich Energy, Inc.                               12/9/97            700             $            6,370.00
Dale, John D. Jr.                              12/10/97           4,682            $           50,000.00
Pichiarella, Lawrence, S.                      12/11/97            200             $            1,960.00
Uy, Camilo                                     12/11/97           2,500            $           25,000.00
Nishimura, Joseph, Y                           12/16/97           5,192            $           50,000.00
Pichiarella, Lawrence, S.                      12/17/97            100             $              840.00
Bonham, Elizabeth D.                           12/19/97           5,952            $           50,000.00
Blaker, Barbara & Lloyd                        12/26/97           1,120            $           10,000.00
Myers, Garry D.                                12/31/97           1,344            $           12,000.00
Widmer, Edward J.                              12/31/97            500             $            4,465.00
Habbersett, William C. TTEE UTD
9/1/94                                           1/5/98           2,303            $           21,970.62
Hauser, Janice                                  1/21/98           3,008            $           20,000.00
Mertins, Janelle                                1/21/98          10,000            $           77,500.00
Spoonbill, Inc.                                 1/29/98          50,000            $          350,000.00
Ueshima, Takeshi                                 2/5/98           6,494            $           50,000.00
Mobarak, Heather L.                             2/12/98            500             $            4,000.00
Smithers, Charles F., Jr.                       2/12/98           6,250            $           50,000.00
Eisert, Anthony & Marie                         2/25/98           2,857            $           20,000.00
Presnell, Joe                                   2/25/98           1,000            $            6,650.00
L'Hussier, Harold                                3/3/98           1,594            $           11,715.90
Esrick, Ralph Trust                             3/10/98           1,000            $            7,170.00
Seevers, Larry                                  3/10/98           1,504            $           10,000.00
Weeks, Everette, J.                             3/10/98            500             $            3,590.00
Stern, William TTEE                              4/7/98          10,000            $           70,000.00
Stern, William TTEE                              4/9/98           5,000            $           35,000.00
Morita, Shegemi                                 4/10/98           7,400            $           37,000.00
Honeycutt, Robert M.                            4/16/98            100             $              639.00
Astuto, Angelo                                  4/22/98            500             $            3,590.00
Astuto, Laura J.                                4/22/98            500             $            3,590.00
Giresi, Mary E.                                 4/22/98           2,000            $           14,360.00
Nikovits, John L.                               4/22/98           1,000            $            7,180.00
Pych, Barbara M.                                4/22/98           1,000            $            7,180.00
Pych, Gregory L.                                4/22/98           2,000            $           14,360.00
Pych, Joseph                                    4/22/98           1,250            $            8,975.00
Pych Joseph R.                                  4/22/98           1,000            $            7,180.00
Pych, Robert F.                                 4/22/98           1,000            $            7,180.00
Pych, Cynthia M.                                4/24/98           2,000            $           14,360.00
Presnell, Joe                                   4/28/98           1,000            $            6,430.00

Harbert, Bill L.                                4/30/98          40,000            $          262,800.00
Adams, Stanley & Sharon E.                       5/4/98          10,000            $           71,300.00
Keller, James & Shirley                          5/4/98           4,000            $           28,520.00
Moor, John                                       5/4/98           1,000            $            7,130.00
Padron, Ramon                                   5/13/98           1,000            $            7,350.00
Fujita, Eiji                                    5/18/98          21,097            $          150,000.00
Koshi, Junichiro                                5/18/98           2,628            $           20,000.00
Cajigas, Arthur & Hidako                        5/21/98           1,143            $           10,000.00
Kiryu, Hironori                                 5/26/98           1,406            $           10,000.00
Mori, Masahiko                                  5/28/98           7,032            $           50,000.00
Synap Corp.                                     5/29/98           9,143            $           80,000.00
Fujii, Daisuke                                   6/1/98           1,406            $           10,000.00
Ura, Yukari                                      6/2/98           1,406            $           10,000.00
Harbert, Bill L.                                6/11/98          75,414            $          497,441.00
Burklow, Jim                                    6/15/98           1,000            $            7,780.00
Presnell, Joe                                   6/15/98           1,000            $            7,000.00
Carter Daryl M.                                  7/2/98           1,500            $           10,500.00
Carter, Maury L.                                 7/2/98           3,500            $           24,500.00
Kobayashi, Shungo                                7/2/98           1,429            $           10,000.00
Nagashima, Tsuyoshi                             7/22/98           1,429            $           10,000.00
Kitaoka, Yukiki                                 7/31/98           1,429            $           10,000.00
Yoshida, Teruni                                 7/31/98           1,429            $           10,000.00
Carvajah, Rose Marie                             9/1/98            250             $            1,750.00
Harris, Rona                                     9/1/98            500             $            3,500.00
Mintzer, Dorothy                                 9/1/98            500             $            3,500.00
Sherbal, Rose                                    9/1/98            500             $            3,500.00
Warhaft, Terri                                   9/1/98            500             $            3,500.00
Spoonbill, Inc.                                  9/2/98          50,000            $          250,000.00
Harbert, Bill L.                               10/22/98          150,200           $          488,150.00
Stanley, David G. TTEE                          12/8/98           5,000            $           23,750.00
Houlihan, Smith & Co., Inc.                      1/4/99           2,143            $           15,000.00
Spoonbill, Inc.                                  1/6/99          140,000           $          700,000.00
Wayne H. Gillis                                  1/6/99          12,016            $           39,052.00
Silva, Anthony                                  1/26/99          20,000            $          100,000.00
Morita, Shegemi                                 1/29/99          20,000            $          100,000.00
Silva, Anthony                                   3/8/99          22,300            $          100,350.00
Keeler, Richard & Rita, JTWROS                  3/22/99           2,000            $            9,000.00
Nishiwaki, Nick S.                              3/23/99          40,000            $          180,000.00
Spoonbill, Inc.                                 3/23/99          20,000            $           90,000.00
AHS & Associates                                3/26/99           5,625            $           22,500.00
Harbert, Bill L.                                 4/5/99          125,000           $          500,000.00
Houlihan, Smith & Co., Inc.                     5/24/99           2,000            $           10,000.00
Nishiwaki, Yasuko                               6/30/99          20,000            $          100,000.00

Silva, Anthony                                   8/5/99          50,000            $          300,000.00
Spoonbill, Inc.                                  8/5/99          40,000            $          200,000.00
Nishiwaki Yasuko                                8/30/99          20,000            $          100,000.00
Smithers, Anne H.                                9/3/99           4,500            $           25,020.00
Tanaka Memorial Foundation                      9/17/99           9,000            $           50,040.00
Wenger, Virgil E.                               9/20/99          20,000            $          117,000.00
Artola Company Ltd.                             9/20/99          17,986            $          100,000.00
Spoonbill, Inc.                                 9/24/99          50,000            $          250,000.00
Smithers Benefit Plans                         10/21/99          11,000            $           61,000.00
Spoonbill, Inc.                                10/25/99          50,000            $          250,000.00
Spoonbill, Inc.                                10/25/99          50,000            $          250,000.00
Keller, James & Shirley                         12/3/99           2,000            $            7,000.00
Spoonbill, Inc.                                12/29/99          50,000            $          250,000.00
LCMS Foundation                                12/30/99           8,200            $           50,020.00
A.D. Tengo Partnership, LLC                    12/30/99            820             $            5,002.00
Akos, Stephen & Cynthia                        12/30/99            820             $            5,002.00
Stern, William M. TTEE/WMS RLT                 12/30/99            820             $            5,002.00
Stern, William M. TTEE/Gutman #2               12/30/99            820             $            5,002.00
Cipponeri, Jerome                              12/30/99            820             $            5,002.00



Series A 8% cumulative Convertible Preferred Stock ($100.00 per share)



Name                                          Date            Number of Shares            Aggregate
                                              Acquired                                    Consideration

Harding, Neal                                  10/30/98           2950                                 3
Cipponeri, Jerome                              10/30/98            500                                 4
Kenny Vernon & Rosemary                        10/30/98           1300                                 4
Gorman, Robert & Anne                          10/30/98           1000                                 4
Cregan, John D                                 10/30/98            500             $           50,000.00
Stern, William M, TTEE                         10/30/98            750             $           75,000.00
Hall, Kelly                                    12/30/98           1000             $          100,000.00
Stern, William, TTEE
William Stern Rev. Living Tr. DTD
7/7/92                                          4/13/99            600             $           60,000.00
Harding, Neal                                   4/14/99           3035             $          303,500.00
Herligy Shannon Shay                            4/14/99            324             $           32,400.00
Kenny, Vernon & Rosemary
JT/WROS                                         4/14/99           1200             $          120,000.00
Kollinger, Peter TTEE                           4/20/99           1020             $          102,000.00
Colson, William and Anita                       6/10/99            710             $           71,000.00
Harding, Neal                                   7/30/99           5000             $          500,000.00

                  1 Issued pursuant to Stock Option Agreements adopted by the Board of Directors granting these persons an option to purchase "unregisted" and "restricted" shares of the Company's common stock at a price of $0.275 per share.

                  2 Issued as consideration for the granting of a loan in the amount of $1,000,000.

                  3 Issued as partial payment of a loan made to the Company in 1997 by Harding. See, "Item 12 - Certain Relationships and Related Transactions - Transactions with Management and Others"

                  4 Issued as partial payment of loans made to the Company in July 1998 by the above shareholders. See, "Item 12 - Certain Relationships and Related Transactions - Transactions with Management and Others"


                  Management believes that all of the foregoing persons were either "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, or were persons who by virtue of background, education and experience who could accurately evaluate the risks and merits attendant to an investment in the securities of the Company. Further, all such persons were provided with access to all material information regarding the Company, prior to the offer or sale of these securities, and each had an opportunity to ask of and receive answers from directors, executive officers, attorneys and accountants for the Company. The offers and sales of the foregoing securities are believed to have been exempt from the registration requirements of Section 5 of the 1933 Act, as amended, pursuant to Section 4(2) thereof, and from similar state securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The Company intends to continue its drilling program on the Swan Creek leases. The existence of substantial deposits of hydrocarbons (oil and/or gas) in the Swan Creek structure (i.e. the rock formation beneath the surface) is confirmed by the following facts:

                  (1) The Swan Creek structure is located in an area known as the Eastern

Overthrust Belt which is an area with numerous faults. A fault is an area where geologic plates overlap. The Eastern Overthrust Belt is geologically similar to the Western Overthrust Belt located in the Rocky Mountains, where there are other oil and gas producing properties.

                  (2) The Company has successfully completed fifteen gas wells in this area, all of which have been flow tested by metering gas from the wells through a one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi. To date, the Company has not drilled any dry wells.

                  In July 1998, the Company completed Phase I of its 8 inch 23 mile pipeline from the Swan Creek Field to Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority, the Company was successful in utilizing TVA's rights-of-way along its main power grid from the Swan Creek Field to Rogersville, Tennessee.

                  The Company's plan of operations for the next two years calls for the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well. Drilling operations are contingent upon funds becoming available either as a result of gas sales upon completion of Phase II of the pipeline or from other sources. The Company is currently engineering and designing Phase II of its pipeline, an additional 28 miles of 12 inch pipeline, at a cost of approximately $6,000,000 which will extend from a point near the terminus of the Company's existing pipeline and connect to an existing pipeline and meter station at the chemical plant of Eastman Chemical Company ("Eastman") in Kingsport, Tennessee. The Company recently entered into an agreement with Eastman to supply substantial amounts of natural gas to Eastman. See, "Description of Business" for a more detailed statement of the terms of that agreement. The Tennessee Department of Transportation has granted the Company the right to lay Phase II of its pipeline along state highway 11 to Kingsport, Tennessee. At the present time, the Company is capable of producing substantially more gas than it is able to sell. Completion of Phase II of the pipeline will allow the Company to deliver its gas to Eastman and sell substantially more of its natural gas production from the Swan Creek Field. The Company estimates that its ultimate deliverability will reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month once Phase II of its pipeline is completed. The Company expects to reach this capacity on or about December 31, 2002. The estimated time from start to finish of construction of Phase II of the Pipeline is six to eight months. The Company anticipates that its agreement with Eastman will require Eastman to purchase 10,000 MMBTU of gas per day, to take effect upon completion of Phase II of its pipeline.

                  The Company does not presently have the funds needed to enable it to complete its drilling program and the extension of the pipeline. The Company is attempting to raise those funds through a private placement offering (the "Offering") of a minimum of 30,000 and a maximum of 100,000 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Shares") at a purchase price of $100 per share pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The Series B Shares are being offered through

Southcoast Capital L.L.P. ("Southcoast Capital") pursuant to a written agreement with the Company on a "best efforts basis." Southcoast Capital will receive selling commissions of eight percent (8%) of the price of the Series B Shares. In addition, the Company will issue to Southcoast Capital a warrant (the "Warrant") to purchase a number of shares of the Company's stock equal to ten percent (10%) of the total number of shares of the Company's common stock into which the total number of Series B Shares sold pursuant to the Offering are convertible. The warrant will be for a term of five years and the price of shares of common stock subject to the Warrant shall be equal to the conversion rate for the Series B Shares pursuant to the Offering which is the average closing price of the Company's common stock for a period of thirty (30) business days immediately preceding a closing of any sale of securities offered pursuant to the Offering, but in no event less than $9.00 per share. The Company will also reimburse Southcoast Capital for its expenses in connection with the Offering, including the fees and expenses of its legal counsel, provided that, without the prior agreement of the Company, the aggregate of such expenses shall not exceed $15,000.

                  The Company intends to use the proceeds from the Offering of the Series B Shares to finance construction of Phase II of the pipeline. However, there can be no assurance that the Company will be able to sell the Series B Shares, or if does not sell more than the minimum amount of the Offering, that the proceeds from the Offering will be sufficient to complete the pipeline. If these funds are not sufficient, the Company will seek additional financing by other means. Although there can be no assurances that such financing will be available, the Company believes that it will be able to procure such financing by means of a bank loan, equity investment or a joint venture with another company.

                  In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The acquisition was for a total purchase price of approximately $5.5 million. The aggregate current production from the Kansas properties is approximately 1.0 million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas properties at the present time is approximately $300,000 per month. Revenues from the Kansas Properties for the third and fourth quarters of 1999 continued to increase due to the significant increase in oil prices during the quarter.

                  There are several capital projects that are available in Kansas which include drilling wells, recompletion of wells and major workovers to increase current production. These projects when completed may well increase production in Kansas. However, the cost of major reworking of certain existing wells is projected to be $1.4 million. Since the Company does not presently have the funds necessary for major reworking of existing wells and/or for drilling additional wells, the ability to undertake such efforts is dependent on the Company obtaining additional debt or equity financing. Management has made the decision not to undertake such efforts to raise the funds necessary to perform this work at the present time.

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

Results of Operations

                  The Company incurred a net loss of $2,671,923 ($0.34 per share of common stock) in 1999 compared to a net loss in 1998 of $3,083,638 ($0.42 per share of common stock).

                  The Company realized oil and gas revenues of $3,017,252 in 1999 as compared to $2,078,101 in 1998. Revenues in 1999 were offset by increased production costs and taxes of $2,564,932 compared to $1,943,944 in 1998. These increases in revenues and production costs were attributable primarily to well workover costs on several wells in Kansas to maintain production. The increase in revenues was primarily attributable to the increase in oil prices in 1999, however, oil production in Swan Creek did increase from 11,222 barrels in 1998 to 21,964 barrels in 1999 due to new oil wells drilled in 1999.

                  Depletion, depreciation and amortization decreased from $290,030 in 1998 to $233,807 in 1999. This decrease was due to less depletion in the Kansas Properties.

                  General and administrative costs increased $570,122 to $1,942,254 in 1999. The increase was due to the hiring of additional personnel, increase in engineering services for the pipeline and reserve evaluations and the increase in geological service for 3-D seismic data needed in the development of the Swan Creek Field. The additional in-house personnel, while increasing general and administrative costs, had the effect of substantially reducing other of the Company's costs. As a result, the Company's public relations costs of $86,061 in 1999 were $256,742 less than in 1998 and its legal and accounting costs in 1999 were $444,624 compared to $656,104 in 1998.

                  Interest expense of $417,497 in 1999 was $157,409 less than the previous year due to less debt and funding transactions.

                  The Company did not have any income tax expense in 1999 or 1998 due to a net operating loss carryfoward. Deferred tax assets, consisting primarily of these loss carryfowards, have been fully reduced by a valuation allowance as management is unable to determine that these tax benefits are more likely than not to be realized.

Liquidity and Capital Resources

                  During 1999 and 1998, the Company's revenues were insufficient to fund operations. Accordingly, significant cash was absorbed in the day to day operations. This trend is expected to continue throughout 2000 and at least until such time as the Company completes Phase II of its pipeline which it anticipates completing either by the end of 2000 or the first quarter of 2001.

                  As of December 31, 1999, the Company had total stockholders' equity of $7,453,930 on total assets of $15,182,712, however, the Company has a net working capital deficiency at December 31, 1999 of $1,406,263 as compared to a net deficiency of $1,929,215 at December 1998.

                  The Company continues to be in the early stages of its operating history as it endeavors to expand its operations through the continuation of its drilling program in the Swan Creek Field and the extension of Phase II of its pipeline. The Company anticipates that it will require $6,000,000 to fund the completion of Phase II of the pipeline and another $6,000,000 to fund the development of the Swan Creek Field and other working capital requirements. The Company plans to fund these amounts from the proceeds of its offering of Series B Cumulative Convertible Preferred Stock, from other future issuances of the Company's common stock, from the sale of oil and gas interests and from other debt financing from lenders. Management believes that the Company will be able to obtain the necessary funding to meet its operational requirements during 2000, to fund future growth and ultimately to attain profitability. However, there can be no assurances that the Company will obtain the necessary funding or obtain such funding in a timely manner, in order to meet its current and future cash requirements. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

                  Net cash used in operating activities amounted to $2,555,003 for 1999, compared to net cash used in the amount of $2,329,325 for 1998, resulting primarily from the 1999 net loss of $2,671,923, partially offset by non-cash depletion, depreciation and amortization ($233,807) and non-cash compensation and services paid by issuance of equity instruments ($204,500). Changes in working capital items during 1999 absorbed $353,387 in operating cash flow, reflecting increases in accounts receivable ($386,933) and inventory ($159,455) and partially offset by an increase in accounts payable ($300,342).

                  Net cash used in investing activities amounted to $1,868,958 for 1999, compared to net cash used in the amount of $6,132,772 for 1998. The net cash used for investing activities during 1999 was primarily attributable to additions to oil and gas properties ($1,413,029 in 1999 as compared to $1,721,770 in 1998) and additions to property and equipment ($256,045 in 1999 as compared to $203,507 in 1998). The investing activities during 1998 included $2,990,253 relating to the acquisition of the Kansas Properties and $1,422,242 relating to the construction of Phase I of the pipeline.

                  Net cash provided by financing activities amounted to $3,931,357 for 1999 as compared to $4,924,017 for 1998. The primary sources of financing include proceeds from borrowings ($2,771,722 in 1999 as compared to $3,557,396 in 1998) and convertible redeemable preferred stock ($1,188,900 in 1999 as compared to $225,000 in 1998). The primary use of cash in financing activities was the repayment of borrowings ($2,383,605 in 1999 as compared to $1,831,685 in 1998).

New Accounting Pronouncements

                  Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

Year 2000 Risks

                  The Company achieved Year 2000 compliance for all internal systems and did not suffer any adverse effects with respect thereto. The Company does not anticipate any such problems in the future. The Company's Year 2000 compliance costs were insignificant and, accordingly, did not have a material effect on its operating results or financial position.

ITEM 7            FINANCIAL STATEMENTS

                  The financial statements and supplementary data commence on page F-1.

ITEM 8            CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

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

                                                              Date of Initial
                                    Positions                 Election or
Name                                  Held                    Designation
----                                --------                  -----------
Joseph E. Armstrong                 Director                  3/13/97
2624 Selma Avenue
Knoxville, TN 37914

Benton L. Becker                    Director                  8/31/99
1497 Lacosta Drive East
Pembrook Pines, FL 33027

John A. Clendening                  Director                  8/31/99
1031 Saint Johns Drive
Maryville, TN 37801

Neal F. Harding                     Director                  8/31/99
2155 So. Ocean Blvd., #PH20
Delray Beach, Florida 33843

John L. Kidde                       Director                  6/19/98
154 Oldchester Road
Essex Fells, N.J. 07021

Shigemi Morita                      Director                  3/13/97
35 Park Avenue
New York, N.Y. 10016

Malcolm E. Ratliff                  Chairman of the           4/21/98
12608 Avallon Place                 Board; Chief Executive
Knoxville, TN 37922                 Officer

Allen H. Sweeney                    Director                  3/13/97
1400 Oak Tree Drive
Edmund, OK 73003

Terry W. Piesker                    President                 10/19/99
7531 Turnbrook Way
Knoxville, TN 37919

Robert M. Carter                    President Tengasco        10/19/99
760 Prince George Parish Drive      Pipeline Corporation
Knoxville, TN 37922

Harold G. Morris, Jr.               Vice-President            10 /19/99
153 Chuniloti Way                   Finance
Loudon, TN 37774

Cary V. Sorensen                    Vice President and        07/09 /99
509 Bretton Woods Dr.               General Counsel
Knoxville, TN 37919

Mark A. Ruth                        Chief Financial            12/14/98
104-D Cynthia Lane                  Officer
Knoxville, TN 37922

Sheila Sloan                        Treasurer                 12/4/96
121 Oostanali Way
Loudon, TN 37774

Elizabeth Wendelken                 Secretary                 12/4/96
8023 Stanley Road
Powell, TN 37849


Section 16(a) Beneficial Ownership Reporting Compliance

                  In fiscal 1999, Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director, Shigemi Morita and Allen H. Sweeney, two of the Company's other Directors, and IRC, which owns more than ten percent (10%) of the Company's common stock inadvertently failed to timely file certain Form 3, 4 and 5 reports. Mr. Ratliff failed to timely file six Form 4 reports and one Form 5 report involving twenty five transactions. Mr. Morita failed to timely file a Form 5 report and a Form 4 report involving three transactions. Mr. Sweeney filed six Form 4 reports in the six months following the dates on which the transactions he reported took place in those preceding months, but not within the required first ten days of the following month as required. Those untimely reports involved twenty eight transactions. IRC failed to timely file three Form 4 reports involving five transactions. These deficiencies have all been cured.

Business Experience

         Directors

                  Joseph Earl Armstrong is 42 years old and a resident of Knoxville, Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co.

                  Benton L. Becker is 62 years old. In 1960 he received a B.A. degree from the University of Maryland. In 1966 he graduated from the American University Law School in Washington, D.C. He is currently engaged in the private practice of law in Coral Gables, Florida and Washington D.C., while regularly serving as a Distinguished Lecturer on constitutional law at the University of Miami in Coral Gables, Florida. His past positions include serving as a trial attorney for the U. S. Department of Justice, the Dade County, Florida State's Attorney Office and a Professor of Law at the University of Miami School of Law. During his career Mr. Becker has represented the U.S. House of representatives, the Republican National Committee and President Gerald R. Ford. In 1976 Mr. Becker represented Commonwealth Oil and Refining Company of Puerto Rico in a Federal trial and Appellate action against Texaco, Exxon and Mobil and obtained a multi-million dollar judgment for Commonwealth Oil. In 1980 he served as Board Chairman for Appalachian Oil and Gas. From June 5, 1995 to January 30, 1997 he served as Chairman of the Company's Board of Directors.

                  Dr. John A. Clendening is 67 years old. He received B.S.
(1958), M.S. (1960) and Ph. D. (1970) degrees in geology from West Virginia University. He was employed as a Palynologist-Coal Geologist at the West Virginia Geological Survey from 1960 until 1968. He joined Amoco in 1968 and remained with Amoco as a senior geological associate until 1972. Dr. Clendening has served as President and other offices of the American Association of Stratigraphic Palynologists and the Society of Organic Petrologists. From 1992 - 1998 he was engaged in association with Laird Exploration Co., Inc. of Houston, Texas, directing exploration and production in south central Kentucky. In 1999 he purchased all the assets of Laird Exploration in south central Kentucky and operates independently. While with Amoco Dr. Clendening was instrumental in Amoco's acquisition in the early 1970's of large land acreage holdings in Northeast Tennessee, based upon his geological studies and recommendations. His work led directly to the discovery of the Paul Reed # 1 well which has been tested at 4.7 Mmcf of natural gas per day with proven reserves of 5 Bcf. He further recognized the area to have great both oil and gas potential and is credited with discovery of the field which is now known as the

Company's Swan Creek Field.

                  Neal F. Harding is 57 years old. He received a B.S. degree in Social Sciences from Campbellsville University in 1964. He is the Chairman and Chief Executive Officer of the Heritage Companies based in Cocoa Beach, Florida which are three management companies specializing in the development, construction and management of more than 6,000 single and multi-family affordable housing units. Mr. Harding through various different partnerships, currently owns in excess of 16,000 affordable housing units in Toronto, Canada and England. Mr. Harding is also the majority shareholder in F & II Development which owns and operates a semi-public PGA designed 18 hole golf course in Sikeston, Missouri. Additionally, Mr. Harding is the sole shareholder of Harding Construction Services, Inc., a real estate company specializing in the acquisition and development of commercial and residential properties.

                  John L. Kidde is 65 years old. He received a B.A. Degree from Princeton University in 1956. From 1969 to 1988 he served as a Director and Vice-President of Kidde International, Inc. which was engaged in several businesses in the area of safety, security and business protection. Subsequently and to date he has acted as President of KDM Development Corporation, an investment management company. Mr. Kidde is also a Co-Founder and Chairman of Australasia, Inc., a Pacific Rim investment fund. He is also a Director and Investment Committee member of Asset Management Advisors, Inc. of Palm Beach, Florida and an active General Partner in a number of venture capital partnerships including, Claflin Capital I-VII, North American Venture Capital
II and the Opportunity Fund. Mr. Kidde is a Trustee of the Stevens Institute of Technology and the Open Space Institute in New York.

                  Shigemi Morita is 67 years old. He received an A.B. Degree from Elon College in North Carolina. From 1969 to 1996 he was the President and CEO of Morita & Co., an insurance agency specializing in insurance for Japanese companies doing business in the United States. In 1996, Morita & Co., Inc. was acquired by Tokio Marine Management, Inc., Mitsubishi International Corporation in New York and Mitsubishi International, Ltd. in Tokyo. He is President of Morita Properties, Inc., an oil and natural gas investor.

                  Malcolm E. Ratliff is 53 years old. He attended the University of Mississippi from 1965 to 1967. He has been involved in the oil and gas business since 1974, initially as a roustabout and then developing oil and gas leases. In 1992 he was involved with personal investments. In 1993 and 1994 he experienced serious health problems which prevented him from working. In April 1995, he became associated with the Company and, after its merger with Onasco, he served as a consultant to the Company's Board of Directors. From March 13, 1997 until March 13, 1998 when he resigned for health reasons, he was the Chief Executive Officer of the Company, and until his resignation on March 13, 1998, he was also acting as interim President of the Company as the result of the death, on September 19, 1997, of Daniel Follmer, the Company's President. On April 21, 1998 at the request of the Company's Board of Directors, Mr. Ratliff agreed to return to the management of the Company as its Chief Executive Officer. He has served as a Director of the Company since June 19, 1998.

                  Allen H. Sweeney is 53 years old. He received an MBA in finance from Oklahoma City University in 1972 and a Bachelor Degree in Accounting from Oklahoma State University in 1969. From 1978 to 1980, he served as Treasurer and CEO of Phoenix Resources Company. From 1980 to 1981, he served as Vice-President-Finance for Plains Resources, Inc. From 1982 to 1984, he was Vice-President-Finance for Wildcat Mud, Inc. From 1984 to 1992 he operated an independent consulting service under the name of AHS and Associates, Inc. Since 1992, he has served as Director and President of Columbia Production Company and Mid-America Waste Management, Inc.

         Officers

                  Terry W. Piesker is 48 years old. In 1974, he received a Bachelor of Science Degree in Education from Emporia State University in Emporia, Kansas. From 1974 to 1977, he worked for Cities Service Oil Company as an Engineering Technician and Assistant Production Foreman in Eastern Kansas. From 1977 to 1978, he was employed by Petroleum, Inc. in Wyoming as Rocky Mountain District Engineer. In 1977 he moved back to Western Kansas as Production Foreman for Frontier Oil Company. In 1987, Frontier Oil Company was purchased by AFG Energy Inc. and he was named General Manager of the Kansas Properties.. On January 1, 1998, the Company purchased the Kansas Properties from AFG Energy Inc. and on October 19, 1999, he was appointed President of the Company by the Board of Directors.

                  Robert M. Carter is 63 years old. He received a B.A. degree in Business form the Middle Tennessee State College. For 35 years he was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing financing and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company. He served as President of the Company until he resigned from that position on October 19,1999. He remains as President of Tengasco Pipeline Corporation, a wholly owned subsidiary of the Company.

                  Harold G. Morris, Jr. is 52 years old. In 1970 he received a B.S. Degree in accounting from St. Peter's College in Jersey City, New Jersey. He is a member of the National Association of Certified Fraud Examiners. From 1970 to 1975 he worked in New York, New York for Main LaFrentz & Co., Certified Public Accountants where he was a senior auditor for the firm's largest client, CPC International, Inc. He was in charge of International Worldwide Consolidation, along with the translation of multi-national currencies (Asian, European and Canadian) into dollars. His experience includes audits of many industries including the audit of Wall Street brokerage firms. From 1975 to 1980 he worked for Foster Wheeler Corporate headquarters in Livingston, New Jersey as Chief Internal Auditor where he assisted in all corporate mergers and acquisitions. During this time he was promoted to CEO and CFO of Copeland Systems, Inc. and then Treasurer/Controller of Chemical Separations Corp. in Oak Ridge Tennessee, both of which were wholly owned subsidiaries of Foster Wheeler. From 1980 to 1983, Mr. Morris was Group Controller of Macawber Engineering's U.S. , Japan, England and Australian operations. From 1985 to 1999 he was Controller/Ass't. Secretary for W. J. Savage Co., Inc. in Knoxville, Tennessee. He joined the Company as Vice-President of Finance on October 19, 1999.

                  Cary V. Sorensen is 51 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees form North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July, 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, most recently serving for seven years as senior counsel with the litigation department of Enron Corp. before entering private practice in June, 1996. He has represented virtually all of the major oil companies headquartered in Houston and all of the operating subsidiaries of Enron Corp., as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in five states. These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal levels, and general operation and regulation of interstate and intrastate gas pipelines.

                  Mark A. Ruth is 41 years old. He is a certified public accountant with 17 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company. From December 14, 1998 to August 31, 1999 he served as the Company's Chief Financial Officer. On August 31, 1999 he was elected as a Vice-President of the Company and on November 8, 1999 he was again appointed as the Company's Chief Financial Officer.

                  Sheila F. Sloan is 44 years old. She graduated from South Lake High School located in St. Clair Shores, Michigan in 1972. From 1981 to 1985 she worked as a purchasing agent for Sequoyah Land Company located in Madisonville, Tennessee. From 1990 to 1995 she managed the Form U-3 Weight Loss Centers in Knoxville, Tennessee. She has been with the Company since January 1996. On December 4, 1996 she was elected as the Company's Treasurer.

                  Elizabeth A. Wendelken is 61 years old. Mrs. Wendelken attended Brooklyn College in Brooklyn, New York from 1964 to 1968. She is a Certified Legal Assistant. From 1964 to 1980 she was a legal assistant to Eugene Frederick Roth, Esq., eight years of which were served in the Office of the United States Attorney for the Southern District of New York (Criminal Division). From 1980 to 1984, she worked as a tax shelter specialist in the New York offices of Allegheny & Western Energy Corporation whose headquarters are located in Charleston, West Virginia. From 1990 to 1996 she was a paralegal at the law firm of Lockett,

Slovis & Weaver in Knoxville, Tennessee. She joined the Company in June 1996 and on December 4, 1996 was elected as the Company's Secretary.




Committees

                  The Company has operating audit and compensation committees. Messrs. Sweeney, Armstrong and Morita comprise the audit committee and Messrs. Sweeney, Ratliff and Morita are the members of the compensation committee.



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

ITEM 10           EXECUTIVE COMPENSATION

                  The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                                            Summary Compensation Table


                                        Annual Compensation
Name and                             Year            Salary ($)     Bonus ($)
Principal Position
-------------------------------------------------------------------------------
Malcolm E. Ratliff,                  1999            $ 60,000       $-0-
Chief Executive Officer              1998            $ 60,000       $-0-
                                     1997            $ 9,731        $-0-

James E. Kaiser,                     1999            $-0-           $-0-
Chief Executive Officer and          1998            $-0-           $-0-
General Counsel                      1997            $ 6,154        $-0-
-------------------------------------------------------------------------------

                                                             --------Long Term Awards--------
                                                             --------Awards-----Payouts
Name and                              Other Annual    Restricted     Securities      Payouts         All Other
Principal Position                    Compensation    Stock          Underlying                      Compen-
                                      ($)             Awards($)      Options                         sation
                                                                     /SARs(#)
---------------------------------------------------------------------------------------------------------------
Malcolm E. Ratliff,                   $500            -0-            50,000          -0-             -0-
Chief Executive Officer               $500            -0-            -0-             -0-             -0-
                                      $500            -0-            -0-             -0-             -0-

James E. Kaiser,                      $-0-            -0-            -0-             -0-             -0-
Chief Executive Officer and           $-0-            -0-            -0-             -0-             -0-
General Counsel                       $-0-            -0-            -0-             -0-             -0-
---------------------------------------------------------------------------------------------------------------

                                         OPTION GRANTS IN LAST FISCAL YEAR

                 Individualized Grants
--------------------------------------------------------------------------------------------------------
Name                      Number of                Percent of Total        Exercise        Expiration
                          Securities               Options/SARs            or Base         Date
                          Underlying               Granted to              Price
                          Options/SARs             Employees in            ($/Sh)
                          Granted (#)              Fiscal 1998
--------------------------------------------------------------------------------------------------------
Malcolm E.                      50,000                      100%           $7.00           6/17/00
Ratliff
=========================================================================================================




                   AGGREGATE OPTION EXERCISES FOR FISCAL 1999
                           AND YEAR END OPTION VALUES

                                                           ======================================================
                                                            Number of Securities         Value(1) of Unexercised
                                                            Underlying Unexercised      In-the-Money
                                                            Options/SARs at             Options/SARs at
                                                            December 31, 1999           December 31, 1999
         Name              Shares Acquired   Value ($)             Exercisable/                Exercisable/
                             on Exercise     Realized(2)           Unexercisable               Unexercisable
=================================================================================================================
Malcolm E. Ratliff               -0-              -0-                50,000-0-                 $ 531,125/-0-
=================================================================================================================


                  No options were exercised during fiscal year ended December 31, 1999 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                  The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management intends to adopt a 401(k) plan and full liability insurance for directors and executive officers and a health insurance plan for employees in the near future.

--------
     (1) Total value of unexercised options is based upon the fair market value of the Common Stock, $10.625 on December 31, 1999, as reported by The American Stock Exchange.

     (2) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

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

Employment Contracts

                  The Company has entered into employment contracts with its Vice-President and General Counsel, Cary V. Sorensen for a period of two years at an annual salary of $80,000 and its Vice- President-Finance, Harold G. Morris, Jr. for a period of one year at an annual salary of $65,000. There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

                  The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of February 23, 2000 with these computations being based upon 8,727,897 shares of common stock being outstanding and assumes the exercise of 850,000 shares vested under options granted by the Company as of February 23, 2000.

                            Five Percent Stockholders

                                                              Number of Shares                            Percent  of
Name and Address                    Title                     Beneficially Owned                          Class
----------------                    -----                     ------------------                          -----
Industrial Resources                Stockholder               3,014,559(3)                                34.3%
Corporation
603 Main Ave.
Knoxville, TN 37902

Spoonbill, Inc.                     Stockholder               715,524                                     8.2%
Tung Wai Commercial Bldg.
20th Floor
109-111 Gloucester Rd.
Wanchai, Hong Kong

                                                     Number of Shares           Percent
Name and Address                    Title            Beneficially Owned         of Class
----------------                    -----            ------------------         --------
Joseph Earl Armstrong              Director          50,000(4)                  Less than 1%
2624 Selma Avenue
Knoxville, TN 37914

Benton L. Becker                   Director          93,822(5)                  1.1%
1497 Lacosta Drive East
Pembrook Pines, FL 33027

--------
     (3) Malcolm E. Ratliff, the Chief Executive Officer and Chairman of the Board of Directors of the Company is the sole owner of the outstanding securities and President of Industrial Resources Corporation (" IRC").Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness, to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Malcolm E. Ratliff's wife, Linda Ratliff, is the Secretary of IRC. Accordingly, IRC may be deemed to be an affiliate of the Company. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. Malcolm E. Ratliff has voting control of the shares of the Company owned by Ratliff Farms, Inc. Accordingly, Ratliff Farms, Inc. may also be deemed to be an affiliate of the Company. The shares listed here for IRC include 2,402,372 shares owned directly by IRC, 62,853 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 469,334 shares owned directly by Ratliff Farms, Inc. and 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the children of Malcolm E. Ratliff are the beneficiaries.

     (4) Consists of shares underlying an option.

     (5) Consists of 43,822 shares owned directly and an option to purchase 50,000 shares.

John A. Clendening                  Director                   67,000(6)         Less than 1%
1031 Saint Johns Drive
Maryville, TN 37801

Neal F. Harding                     Director                   417,881(7)        4.6%
2155 So. Ocean Blvd., #PH20
Delray Beach, Florida 33843

John L. Kidde                       Director                    59,000(8)        Less than 1%
154 Old Chester Road
Essex Falls, NJ 07021

Shigemi Morita                      Director                   235,141(9)        2.7%
35 Park Avenue
New York, N.Y. 10016


Malcolm E. Ratliff                  Chief Executive          3,014,559(10)       34.3%
12608 Avallon Place                 Officer; Chairman
Knoxville, TN 37922                 of the Board

--------
     (6) Consists of 17,000 shares held directly and an option to purchase 50,000 shares.

     (7) Consists of 67,881 shares owned directly and options to purchase 350,000 shares. He also owns 10,985 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock.

     (8) Consists of 9,000 shares held directly and an option to purchase 50,000 shares.

     (9) Consists of 105,741 shares held directly, 79,400 shares held as an IRA beneficiary and options to purchase 50,000 shares.

     (10) Malcolm E. Ratliff, the Company's Chief Executive Officer and Chairman of the Board of Directors, is also the sole shareholder and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Linda Ratliff, Malcolm
E. Ratliff's wife, is the Secretary of IRC. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and president of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms, Inc. Malcolm E. Ratliff has voting control over the shares of the Company owned by Ratliff Farms, Inc. The shares listed here include 2,402,372 shares owned directly by IRC, 62,853 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 469,334 owned directly by Ratliff Farms, Inc. and 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the beneficiaries are the children of Malcolm E. Ratliff (the "Ratliff Trust").

Allen H. Sweeney                    Director                  95,625(11)                1.1%
1400 Oak Tree Drive
Edmund, OK 73003

Terry W. Piesker                    President                 25,000(12)                Less than 1%
7531 Turnbrook Way
Knoxville, TN 37919

Robert M. Carter                    President                 32,329(13)                Less than 1%
760 Prince Georges Parish           Tengasco
Knoxville, TN 37922                 Pipeline Corporation

Harold G. Morris, Jr.               Vice-President            29,000(14)                Less than 1%
153 Chuniloti Way                   Finance
Loudon, TN 37774



Cary V. Sorensen                    Vice-President            50,000(15)                Less than 1%
509 Bretton Woods Dr.               and General Counsel
Knoxville, TN 37919

Mark A. Ruth                        Chief Financial           25,000(16)                Less than 1%
104-D Cynthia Lane                  Officer
Knoxville, TN 37922

Sheila F. Sloan                     Treasurer                  2,000                    Less than 1%
121 Oostanali Way
Loudon, TN 37774

Elizabeth Wendelken                 Secretary                  1,000                    Less than 1%

--------
     (11) Consists of 45,625 shares held indirectly through a company which he controls and options to purchase 50,000 shares.

     (12) Consists of shares underlying an option.

     (13) Consists of 7,329 shares held directly and options to purchase 25,000 shares.

     (14) Consists of 4,000 shares held directly and an option to purchase 25,000 shares.

     (15) Consists of shares underlying an option.

     (16) Consists of shares underlying an option.

8023 Stanley Road
Powell, TN 37849

All Officers and                                     4,197,357(17)                      43.8%
Directors as a group


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

                  During 1997 the Company borrowed the sum of $1,000,000 from an individual, Neal Harding, who is now a Director of the Company. The loan from Mr. Harding was used primarily for pipeline construction. Repayment of the loan from Mr. Harding was guaranteed by IRC, which also granted an option to Mr. Harding to purchase 300,000 shares of stock of the Company it owned at a price of $10 per share. One-half of that loan was repaid in January 1998 from existing cash and the balance was paid in October 1998 by paying Mr. Harding $250,680.56 in cash and issuing to him 2,950 shares of the Company's Series A Shares.

--------
     (17) Consists of shares held directly and indirectly by management, shares held by IRC, shares held by Ratliff Farms, Inc., shares held by the Ratliff Trust and 850,000 shares underlying options.

                  In 1997 and 1998, the Company issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, for the aggregate amount of $750,000 which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1997 and the first quarter of 1998 and the balance of $390,000 was paid in cash. Mr. Morita was given an option that if it was determined that a well(s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well(s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells are not exercisable.

                  In 1998, the Company paid Mr. Morita an additional $141,000 in commissions for private placements of stock.

                  On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans were secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loans bore interest at the rate of 8% per annum and matured on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock advanced to the lenders and broker on behalf of the Company by Malcolm E. Ratliff. The shares advanced by Malcolm E. Ratliff were carried as a debt payable to him. Approximately $520,000 of this $800,000 loan was repaid by the Company out of proceeds from a Convertible Note in the amount of $1,500,000 received during October, 1998. The Convertible Note matures in five years and is convertible into shares of the Company's common stock at a price of $6.25 per share. In connection with the loan received by the Company evidenced by the Convertible Note, the Company issued 25,000 shares of its common stock to the lender as a loan fee. The balance of the $800,000 loans have been satisfied by the issuance to the lenders of 2,800 shares of Series A Shares convertible at a price of $5.75 per share. In 1999 the Company converted the debt payable to Malcolm E. Ratliff for the shares he had advanced on behalf of the Company to common stock by issuing 16,800 shares of common stock in satisfaction of that obligation.

                  The Company entered into a financial consulting agreement with Proton Capital, LLC ("Proton") of Westport Connecticut, for a two (2) year period commencing as of January 1, 1999, whereby Proton was to provide services in connection with shareholder relations, press releases, long term financial planning, corporate reorganizations and financing.

                  Malcolm E. Ratliff, the Chief Executive Officer and a Director of the Company, entered into an agreement with Proton to sell Proton not more than 370,000 shares of common stock of the Company at $5.00 per share over a five (5) year period. Proton issued a non-recourse promissory note in the amount of $1.85 million, together with interest at six (6%) percent per annum (the "Proton Note"). The Proton Note was to be payable out of proceeds of the sale of the shares. The

370,000 shares were transferred from IRC, an affiliate of Mr. Ratliff, to Ratliff Farms, Inc., a privately held company solely owned by James Ratliff, the father of Malcolm E. Ratliff, and were then held in escrow pending the purchase of these shares by Proton. No shares were sold to Proton under the terms of that agreement.

                  The Company subsequently entered into a similar financial consulting agreement with AM Partners, L.L.C. ("AM Partners") of Houston, Texas which replaced and superceded its agreement with Proton. As a result, the Proton agreement was deemed canceled and the 370,000 shares of the Company's stock in the name of Ratliff Farms, Inc. being held in escrow were transferred back to Ratliff Farms, Inc. which presently owns 469,334 shares of the Company's common stock. Malcolm E. Ratliff has voting control over those shares. The agreement with AM Partners is for a one year period commencing October 1, 1999. Pursuant to the agreement AM Partners is to provide services in connection with investor relations, press releases, corporate reorganizations and financing. The Company is to pay AM Partners $5,000 per month commencing October 1, 1999. In addition, as part of the agreement with AM Partners, the Proton Note to purchase up to 370,000 shares of the Company's common stock from Malcolm E. Ratliff was assigned to AM Partners.

                  In 1999, the Company converted $250,000 of debt together with accrued interest thereon payable to Malcolm E. Ratliff for a loan he had made to the Company to 54,000 shares of common stock and $22,000 of debt payable to a company owned by Allen H. Sweeney, one of the Company's Directors, for consulting services provided in connection with the preparation of the Company's business plan to 5,625 shares of common stock.

                  In 1999, the Company paid Shigemi Morita $218,000 for commissions on private placements of common stock and consulting services. In December, 1999, Morita Properties, Inc., an affiliate of Mr. Morita, purchased for the sum of $625,000 a 25% working interest on a turnkey basis in two wells, Laura Jean Lawson #1 and Stephen Lawson #2, both of which are in the Swan Creek Field, and a 50% working interest in a third well, Springdale Land Company #1, which is a wildcat step-out well located approximately ten miles from existing production. More recently in January and March 2000, Morita Properties. Inc. purchased on a turnkey basis a 12.5% working interest in the Stephen Lawson #3 well, a 25% working interest in the Laura Jean Lawson #2 well and a 25% working interest in the R.D. Helton #2 well, all of which are in the Swan Creek Field. The purchases of these interests were concluded before the respective wells were drilled and the purchaser assumed all the attendant risks involved in normal and customary drilling operations, including the risk of a dry hole. The Company received fair market value for the interests conveyed and the sale of such interests was required to raise funds to allow drilling operations to continue.

                  In 1999, 30,000 shares of the Company's common stock held in the name of Tracmark, Inc. were transferred to an affiliate, Commonwealth Resources, Inc. James Ratliff, the father of Malcolm E. Ratliff, is the sole shareholder of Tracmark, Inc., as Trustee for the Ratliff family. Malcolm E. Ratliff is Vice-President of Tracmark, Inc. Malcolm E. Ratliff is the sole shareholder and President of Commonwealth Resources, Inc. and his wife, Linda Ratliff, is the Secretary/Treasurer of that corporation. Those 30,000 shares were subsequently transferred from Commonwealth Resources, Inc. to a family trust of which Linda Ratliff is the trustee and the beneficiaries are the children of Malcolm E. Ratliff.

                  In December 1999, ownership of all of the outstanding and issued shares of IRC, the largest shareholder of the Company's common stock was transferred from James Ratliff to his son, Malcolm E. Ratliff. Ownership of the IRC shares had previously been transferred to James Ratliff due to the illness of Malcom E. Ratliff. IRC presently owns 2,402,372 shares of the Company's common stock.

Indebtedness of Management

                  No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

Parent of the Issuer

                  Unless IRC may be deemed to be a parent of the Company, the Company has no parent.

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

Schedule X - Supplementary Income Statement Information

3.  Exhibits.

(a) - The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:

(i) from the Registration Statement on Form 10-SB filed with the Commission August 7, 1997 (Registration No. 0-29386)

Exhibit Number and Description

          3.1              Initial Articles of Incorporation
          3.2              Bylaws
          3.3              Articles of Amendment dated April 12, 1966
          3.4              Articles of Amendment dated July 12, 1984
          3.5              Articles of Amendment dated December 18, 1991
          3.6              Articles of Amendment dated September 11, 1992
          3.7              Articles of Incorporation of the Tennessee of
                           wholly-owned subsidiary
          3.8              Articles of Merger and Plan of Merger (taking into
                           account the formation of the Tennessee wholly-owned
                           subsidiary for the purpose of changing the Company's
                           domicile and effecting reverse split)
          5.1              Opinion of Robson & Miller, LLP
         10.1(a)           Purchase Agreement with IRC
         10.1(b)           Amendment to Purchase Agreement with IRC

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

         2.1(a) Exhibit A to Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.

         2.1(a) Exhibit A to Agreement dated December 18, 1997 between AFG Energy, Inc. and Tengasco, Inc. regarding sale of assets of AFG Energy, Inc.

(iv) Annual Report on Form 10-KSB, Date of Report, April 10, 1998

Exhibit Number and Description

         10.6 Teaming Agreement between Operations Management International, Inc. and Tengasco, Inc. dated March 12, 1997
         10.7 Agreement for Transition Services between Operations Management International, Inc. and Tengasco, Inc. regarding thEast Tennessee Technology Park
         99.8 Coburn Engineering Report dated February 18, 1997 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
         99.9 Columbia Engineering Report dated March 2, 1997 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

(v) Annual Report on Form 10-KSB, Date of Report, April 14, 1999

Exhibit Number and Description

         3.9               Amendment to the Corporate Charter dated June 24,
                           1998
         3.10              Amendment to the Corporate Charter dated October 30,
                           1998
         99.10 Coburn Engineering Report dated February 9, 1999 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
         99.11 Columbia Engineering Report dated February 20, 1999 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

(vi) Current Report on Form 8-K, Date of Report, October 18, 1999:

Exhibit Number and Description

         10.9 Amendment Agreement dated October 19, 1999 between Tengasco, Inc. and The Natural Gas Utility District of Hawkins County, Tennessee


(vii) Current Report on Form 8-KA, Date of Report, November 18, 1999:

Exhibit Number and Description

         10.10 Natural Gas Sales Agreement dated November 18, 1999 between Tengasco, Inc. and Eastman Chemical Company

The following exhibits are filed herewith:

         3.11              Amendment to the Corporate Charter filed March 17 ,
                           2000
         10.11 Agreement between A.M. Partners L.L.C. and Tengasco, Inc. dated October 6, 1999
         10.12 Agreement between Southcoast Capital L.L.C. and Tengasco, Inc. dated February 25, 2000
         10.13 Franchise Agreement between Powell Valley Utility District and Tengasco, Inc. dated January 25, 2000
         10.14 Amendment Agreement between Eastman Chemical Company and Tengasco, Inc. dated March 27, 2000
         99.12 Coburn Engineering Report dated March 30, 2000 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
         99.13 Columbia Engineering Report dated January 31, 2000 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)


         21                List of Subsidiaries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TENGASCO, INC.
                                              (Registrant)

                                              By: /s/Malcolm E. Ratliff
                                                 ----------------------
                                              Malcolm E. Ratliff,
                                              Chief Executive Officer

                                              Dated: April 10, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                             Title                      Date


s/Malcolm E.  Ratliff         Chief Executive Officer;           April 10, 2000
---------------------         Chairman of the Board
Malcolm E. Ratliff            Of Directors


s/Joseph Earl Armstrong       Director                           April 10, 2000
-------------------
Joseph Earl Armstrong

s/Benton L. Becker            Director                           April 10, 2000
-------------------
Benton L. Becker

s/John A. Clendening          Director                           April 10, 2000
-------------------
John A. Clendening
s/Neal F. Harding             Director                           April 10, 2000
-------------------
Neal F. Harding

s/John L. Kidde               Director                           April 12, 2000
----------------------
John L. Kidde

s/Shigemi Morita              Director                           April 10, 2000
----------------------
Shigemi Morita

s/Allen H. Sweeney            Director                           April 12, 2000
-------------------
Allen H. Sweeney

s/Terry W. Piesker            President                          April 10, 2000
----------------------
Terry W. Piesker

s/Mark A. Ruth                Principal Financial                April 10, 2000
----------------------        and Accounting Officer
Mark A. Ruth

                                                   Tengasco, Inc.




                                              Consolidated Financial Statements
                                         Years Ended December 31, 1999 and 1998

                                                                  Tengasco, Inc.

                                                                        Contents

--------------------------------------------------------------------------------


            Report of Independent Certified Public Accountants            F-2


            Consolidated Financial Statements

               Balance sheets                                         F-3-F-4

               Statements of loss                                         F-5

               Statements of stockholders' equity                         F-6

               Statements of cash flows                               F-7-F-8

               Notes to financial statements                         F-9-F-31

Report of Independent Certified Public Accountants

Board of Directors
  Tengasco, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                                /s/ BDO Seidman, LLP

Atlanta, Georgia
February 18, 2000

                                                                  Tengasco, Inc.

                                                    Consolidated Balance Sheets
--------------------------------------------------------------------------------


December 31,                                                 1999           1998
--------------------------------------------------------------------------------

Assets (Notes 7 and 8)

Current

  Cash and cash equivalents                          $    420,590  $     913,194
  Accounts receivable                                     533,983        147,050
  Inventory                                               259,753        100,298
--------------------------------------------------------------------------------

Total current assets                                    1,214,326      1,160,542

Oil and gas properties, net (on the basis
  of full cost accounting) (Note 4)                     8,444,036      7,747,655

Pipeline facilities under construction, at cost
  (Note 5)                                              4,212,842      4,019,209

Other property and equipment, net (Note 6)                574,895        461,009

Restricted cash (Note 1)                                  625,000              -

Other                                                     111,613        137,362
--------------------------------------------------------------------------------







                                                      $15,182,712    $13,525,777
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                                    Consolidated Balance Sheets
--------------------------------------------------------------------------------

December 31,                                                1999           1998
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
  Due to AFG Energy, Inc. (Note 2)                  $          -  $     953,895
  Notes payable (Note 7)                                 750,000      1,000,000
  Loans payable to affiliates (Note 3)                         -        413,800
  Current maturities of long-term debt (Note 8)        1,025,085         89,135
  Accounts payable - trade                               651,909        351,567
  Accrued liabilities                                    193,595        281,360
-------------------------------------------------------------------------------

Total current liabilities                              2,620,589      3,089,757

Due to AFG Energy, Inc. (Note 2)                               -        976,207

Long term debt, less current maturities (Note 8)       3,119,293      2,214,723
-------------------------------------------------------------------------------

Total liabilities                                      5,739,882      6,280,687
-------------------------------------------------------------------------------

Preferred stock, $.0001 par value; authorized
25,000,000 shares:
  Series A 8% cumulative, convertible, mandatorily
redeemable; 19,889 and 8,000 shares outstanding;       1,988,900        800,000
redemption value $1,988,900 and $800,000
  Series B 8% cumulative, convertible, mandatorily
redeemable;                                                    -              -
   no shares outstanding
-------------------------------------------------------------------------------

Stockholders' equity (Notes 7 and 10)
  Common stock, $.001 par value; authorized
50,000,000 shares,                                         8,533          7,644
   issued and outstanding 8,532,882 and 7,644,212
  Common stock to be issued (Note 11)                          -        700,000
  Additional paid-in capital                          20,732,759     16,796,038
  Unamortized stock option awards                              -       (162,500)
  Deficit                                            (13,287,362)   (10,496,092)
-------------------------------------------------------------------------------
                                                       7,453,930      6,845,090
  Due from stockholder (Note 11)                               -       (400,000)
-------------------------------------------------------------------------------

Total stockholders' equity                             7,453,930      6,445,090
-------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                                    Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                    $ 15,182,712    $ 13,525,777
--------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                                Consolidated Statements of Loss
--------------------------------------------------------------------------------


Years ended December 31,                                    1999           1998
-------------------------------------------------------------------------------


Oil and gas revenues                                 $ 3,017,252    $ 2,078,101
-------------------------------------------------------------------------------

Costs and expenses
  Production costs and taxes                           2,564,932      1,943,944
  Depletion, depreciation and amortization               233,807        290,030
  General and administrative costs                     1,942,254      1,372,132
  Interest expense                                       417,497        574,906
  Public relations                                        86,061        342,803
  Legal and accounting                                   444,624        656,104
  Realized (gain) on sale of investments                       -        (18,180)
-------------------------------------------------------------------------------

Total costs and expenses                               5,689,175      5,161,739
-------------------------------------------------------------------------------

Net loss                                              (2,671,923)    (3,083,638)

Dividends on preferred stock                             119,347              -
-------------------------------------------------------------------------------

Net loss available to common stockholders            $(2,791,270)   $(3,083,638)
-------------------------------------------------------------------------------

Net loss available to common stockholders per share
  Basis and diluted                                  $             $
                                                           (0.34)         (0.42)
-------------------------------------------------------------------------------

Weighted average shares outstanding                    8,149,900      7,348,632
-------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                                    Unamortized
                                                 Common Stock               Common     Additional         stock
                                          ----------------------------       stock        paid-in        option
                                              Shares        Amount        issuable        capital        awards         Deficit
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                  7,029,835         $7,029    $             $13,470,446      $(63,540)   $ (7,412,454)
                                                                                -

   Net loss                                         -              -            -               -             -      (3,083,638)

   Common stock issued for exercised
              options                           2,250              2            -          15,748             -               -

   Stock  option awards and
       amortization, net                            -              -            -         325,000       (98,960)              -
                                                                                -
   Common stock issued for loan fee            25,000             25            -         127,975             -               -

   Common stock issued in private
      placements, net of related expense      578,111            579            -       2,860,518             -

   Common stock to be issued in
      private placement                             -              -      700,000               -             -               -

   Common stock issued for                      6,000              6            -          39,714             -               -
      compensation

   Stock issued for services                    3,016              3            -          20,637             -

   Other                                            -              -            -         (64,000)            -               -
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                  7,644,212          7,644      700,000      16,796,038      (162,500)    (10,496,092)

   Net loss                                         -              -            -               -             -      (2,671,923)

   Common stock issued on conversion
      of debt                                  83,100             83            -         508,917             -               -

   Common stock issued for exercised
      options                                  20,000             20            -           9,980             -               -

   Stock  option awards and
      amortization, net                             -              -            -               -       162,500               -
                                                                                -
   Common stock issued in private
      placements, net of related expense      775,802            776     (700,000)      3,471,722             -               -

   Stock issued for services                    9,768             10            -          41,214             -

   Payment of dividends on convertible
      redeemable preferred stock                    -              -            -               -             -        (119,347)

   Other                                            -              -            -         (95,112)            -               -
---------------------------------------------------------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

Balance, December 31, 1999                  8,532,882         $8,533    $       -     $20,732,759      $      -    $(13,287,362)
---------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                          Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


Years ended December 31,                                     1999          1998
-------------------------------------------------------------------------------

Operating activities
  Net loss                                            $(2,671,923)  $(3,083,638)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depletion, depreciation and amortization             233,807       290,030
     Compensation and services paid in stock options
and warrants and common stock                             204,500       286,400
     Interest expense paid by issuance of
      payable to affiliate                                      -       163,800
     Amortization of loan fees paid by issuance of
      common stock                                         32,000             -
     Amortization of deferred publicity costs                   -       240,000
     Changes in assets and liabilities:
      Accounts receivable                                (386,933)     (147,050)
      Inventory                                          (159,455)       39,955
      Accounts payable                                    300,342      (175,831)
      Accrued liabilities                                (107,341)       24,771
      Other                                                     -        32,238
-------------------------------------------------------------------------------

Net cash used in operating activities                  (2,555,003)   (2,329,325)
-------------------------------------------------------------------------------

Investing activities
  Additions to property and equipment                    (256,045)     (203,507)
  Net additions to oil and gas properties              (1,413,029)   (1,721,770)
  Proceeds on sale of oil and gas interests               625,000       205,000
  Additions to pipeline facilities under construction    (193,633)   (1,422,242)
  (Increase) decrease in restricted cash                 (625,000)            -
  Acquisition of certain assets of AFG Energy, Inc.             -    (2,990,253)
  Other                                                    (6,251)            -
-------------------------------------------------------------------------------

Net cash used in investing activities                  (1,868,958)   (6,132,772)
-------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                          Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years ended December 31,                                    1999           1998
--------------------------------------------------------------------------------

Financing activities
  Proceeds from exercise of options                       10,000         15,751
  Proceeds from borrowings                             2,119,023      3,021,555
  Repayments of borrowings                            (2,383,605)    (1,831,685)
  Net proceeds from issuance of common stock           2,771,722      3,557,396
  Proceeds from private placements of convertible
   redeemable preferred stock                          1,188,900        225,000
  Collection of due from stockholder                     400,000              -
  Payment of commissions on issuance of redeemable
   convertible preferred stock                           (95,112)       (64,000)
  Dividends on convertible redeemable preferred stock    (79,571)             -
--------------------------------------------------------------------------------

Net cash provided by financing activities              3,931,357      4,924,017
--------------------------------------------------------------------------------

Net change in cash and cash equivalents                 (492,604)    (3,538,080)

Cash and cash equivalents, beginning of year             913,194      4,451,274
--------------------------------------------------------------------------------

Cash and cash equivalents, end of year               $   420,590    $   913,194
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   Summary of             Organization
     Significant
     Accounting             Tengasco, Inc. (the "Company"), a publicly held
     Policies               corporation, was organized under the laws of the
                            State of Utah on April 18, 1916, as Gold Deposit
                            Mining and Milling Company. The Company subsequently changed its name to Onasco Companies, Inc.

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

                            The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee and in the state of Kansas. The Company's corporate offices are in Knoxville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

                            During 1996, the Company formed Tengasco Pipeline Corporation, a wholly-owned subsidiary, to manage the construction and operation of a 51 mile gas pipeline as well as other pipelines planned for the future.

                            Principles of Consolidation

                            The consolidated financial statements include the accounts of the Company, Tengasco Pipeline Corporation

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            and Tennessee Land and Mineral, Inc. All significant intercompany balances and transactions have been eliminated.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Basis of Presentation

                            The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to be in the early stages of its operating history as it endeavors to expand its operations through the continuation of its drilling program in the Swan Creek Field and the extension of Phase II of its pipeline (see Note 5). The Company anticipates that it will require $6,000,000 to fund the completion of Phase II of the pipeline and another $6,000,000 to fund the development of the Swan Creek Field and other working capital requirements. The Company plans to fund these amounts from the proceeds from its offering of equity securities, from the sale of oil and gas interests and from other debt financing from lenders.

                            Management believes that the Company will be able to obtain the necessary financing to meet its operational requirements during 2000, to fund future growth and ultimately to attain profitability. However, there can be no assurances that the Company will obtain the necessary funding or obtain such funding in a timely manner in order to meet its current and future cash requirements. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

                            Use of Estimates

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

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                            Restricted Cash

                            In 1999 an affiliate of a board member paid the Company $625,000 for certain oil and gas well interests. Per agreement with the buyer, this cash is restricted to use for payments of drilling costs for the related wells.

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

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                            The capitalized oil and gas property and pipeline costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling writedown was recorded in 1999 or 1998.

                            Pipeline Facilities Under Construction

                            Pipeline facilities under construction are carried at cost. The Company will provide for depreciation of Phase II of the pipeline facilities using the straight-line method over the estimated useful life of the asset once this section of the pipeline is completed and placed in service. Phase II is expected to be completed by December 31, 2000.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Accordingly, no depreciation expense has been recorded for 1999 and 1998 relating to Phase II of the pipeline facilities.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                            Concentration of Credit Risk

                            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of the FDIC insurance limit. At December 31, 1999, the Company had deposits with one financial institution in an amount which exceeds the federally insured limit by approximately $1 million.

                            The Company's primary business activities include oil and gas sales to several customers in the states of Tennessee and Kansas. The related trade receivables subject the Company to a concentration of credit risk within the oil and gas industry.

                            Loss Per Common Share

                            Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            dilutive potential common shares that were outstanding during the period. Basic and diluted loss per share are based upon 8,149,900 shares for the year ended December 31, 1999 and 7,348,632 shares for the year ended December 31, 1998. There were 732,967 and 475,827 potential weighted common shares outstanding during 1999 and 1998 related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

                            Fair Values of Financial Instruments

                            Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

                            Derivatives

                            In 1998, the Company traded in derivative financial instruments for speculative purposes. Derivative financial instrument contracts entered into are comprised of natural gas future and option contracts. No trades occurred during 1999, and at December 31, 1999, there were no open positions in any derivative contracts. Net trading gains of $0 and $18,180 are included in the accompanying Statements of Loss for the years ended December 31, 1999 and 1998, respectively.

                            New Accounting Pronouncements

                            SOP 98-5, "Reporting on the Costs of Start-Up Activities" requires that the costs of start-up activities, including organization costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 had no material effect on the Company's financial statements.

                            SFAS No. 133, "Accounting for Derivative Instruments

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2001 will not affect the Company's financial statements.

                            Reclassifications

                            Certain prior year amounts have been reclassified to conform with current year presentation.

2.   Business               On December 18, 1997, the Company entered into an
     Acquisition            asset purchase  agreement in which certain producing
                            oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note accrued interest at 9.5% per annum for the period December 1998 to May 1999.
                            After May 1999, the interest rate became 9.0% per annum. Monthly interest-only payments were due from December 1998 to May 1999. Monthly installments of principal and interest of $138,349 were due from June 1999 to December 1999 with a balloon payment of $983,773 due in January 2000. On December 1, 1999, this note was paid in full from the proceeds of a new payable (See Note 8). The acquisition has been accounted for as a purchase and, accordingly, the

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            purchase price of $5,490,253 has been allocated to the assets acquired.

3.   Related Party          In December 1999, the Company sold for aggregate
     Transactions           consideration of $625,000 a 25% working interest in
                            two wells and a 50% working interest in a third well, located in the Swan Creek Field, to a related party company affiliated with a member of the Board of Directors.

                            During 1999, the Company converted $250,000 of debt together with accrued interest thereon payable to a major officer/stockholder of the Company for a loan made to the Company into 54,000 shares of common stock. In addition, the Company converted $163,800 of non-interest bearing accounts payable to this office/stockholder into 16,800 shares of common stock.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            During 1999, the Company converted $22,000 of debt payable to a company owned by a member of the Board of Directors for consulting services into 5,625 shares of common stock.

                            During 1999, the Company paid approximately $218,000 in consulting fees and commissions on equity transactions to a member of the Board of Directors.

                            During 1998, the Company sold for aggregate consideration of $500,000 (consisting of $205,000 cash and $295,000 in reduction in commissions payable) a 25% working interest in four wells, located in the Swan Creek Field, to a related party company affiliated with a member of the Board of Directors.

                            During 1998, the Company incurred an aggregate of approximately $141,000 of commissions on private placements payable to two members of the Board of Directors.

4.   Oil and Gas            The following table sets forth information
     Properties             Properties concerning the Company's oil and gas
                            properties:

                            December 31,                      1999         1998
                            ----------------------------------------------------

                            Evaluated                   $8,752,327   $7,846,793
                            Unevaluated                          -      117,508
                            ----------------------------------------------------
                                                         8,752,327    7,964,301

                            Accumulation depreciation,    (308,291)    (216,646)
                               depletion and
                               amortization

                            ----------------------------------------------------

                                                        $8,444,036   $7,747,655
                            ====================================================

5.   Pipeline Facilities    In 1996, the Company began construction of a 51-mile
     Under Construction     gas pipeline which will (1) connect the Swan Creek
                            development project to a gas purchaser and (2) enable the Company to develop gas transmission business opportunities in the future. Phase I, a 23 mile portion of the pipeline, was completed in 1998.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            As of December 31, 1999, management estimates the costs to complete Phase II of the pipeline are approximately $6.0 million.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

6.   Other Property         Other  property  and  equipment   consisted  of  the
     and Equipment          following:

                            December 31,                       1999        1998
                            ----------------------------------------------------

                            Machinery and equipment        $605,069    $337,070
                            Vehicles                        377,208     356,336
                            Other                            63,735     118,593
                            ----------------------------------------------------

                                                          1,046,012     811,999

                            Less accumulated depreciation  (471,117)   (350,990)
                            ----------------------------------------------------

                            Other property and equipment   $574,895     461,009
                            - net
                            ====================================================

7.   Notes Payable          Notes payable consisted of the following:

                            December 31,                    1999          1998
                            ----------------------------------------------------

                            Note payable, in default,
                            to an investment company
                            due May 1997 with interest
                            payable monthly at 10% per
                            annum; collateralized by a
                            subordinated security
                            interest in all assets of    $500,000     $ 500,000
                            the Company (A), (C).

                            Note payable, in default,
                            to a company due April
                            1997 with interest payable
                            monthly at 10% per annum;
                            collateralized by all
                            assets of the Company (A),
                            (C).                          250,000       250,000

                            Note payable, in default,
                            to an

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            individual due April 1997
                            with interest payable
                            monthly at 10% per annum;
                            collateralized by all
                            assets of the Company (A),
                            (B).                                -       250,000
                            ----------------------------------------------------

                                                         $750,000    $1,000,000
                            ====================================================
                            In conjunction with the issuance of each of the notes payable listed above, the Company granted the lenders detachable stock warrants which enable the holder to obtain up to 200,000 shares of the Company's common stock at a price of $5 per share.

                            (A) These notes were not paid as of their respective original due dates. In March 1997, the Company filed a claim against the three lenders and a former officer of the Company asserting that the Company did not authorize the issuances of certain stock warrants related to the borrowings and seeking rescission of the warrant agreements. The Company disputed the validity of the stock warrant agreements based upon certain provisions which were not authorized by the board of directors. These claims were ultimately settled as discussed in (B) and (C) below.

                            (B) In March 1997, the individual note holder filed a lawsuit asserting the Company was in default of the $250,000 note. This action sought the principal amount, interest, and costs of collection. In March 1999, the parties agreed to a settlement whereby the Company paid the individual lender approximately $286,000 of principal and accrued interest as payment in full for this note. As part of the settlement, 50,000 warrants to purchase common stock of the Company that this individual lender held were deemed null and void and unenforceable.

                            (C) In January 2000, the respective partners agreed to settle the disputes. As part of settlement agreements signed in January 2000, the Company agreed to pay an aggregate of approximately $865,000 of principal and accrued interest as payment in full for the remaining notes outstanding as of December 31, 1999. The above-mentioned warrants were deemed null and void and unenforceable

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.   Long Term Debt         Long-term debt consisted of the following:

                            December 31,                      1999          1998
                            ----------------------------------------------------

                            Note payable to a bank,
                            with $52,364 principal
                            payments due monthly
                            commencing on December 31,
                            1999 through November 30,
                            2002. Interest is payable
                            monthly commencing
                            December 31, 1999 at prime
                            plus 1% (9.5% at December
                            31, 1999) per annum. The
                            note is guaranteed by a
                            major share-holder and is
                            collatalized by
                            substantially all of the     $1,828,327  $        -
                            Company's assets.

                            Note payable to an
                            institution, with $75,000
                            principal payments due
                            quarterly beginning
                            January 1, 2000; remaining
                            balance due October 2003;
                            with interest payable
                            monthly at 8% per annum.
                            Note is convertible into
                            common stock of the
                            Company at a rate of $6.25    1,425,000   1,500,000
                            per share of common stock.

                            Note payable to an
                            individual; entire
                            principal balance due
                            December 2001, with
                            interest payable quarterly
                            at 8% per annum. Note is
                            convertible into common
                            stock of the Company at a
                            rate of $5.00 per share of      500,000     500,000
                            common stock.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Thirteen individual
                            vehicle and equipment
                            notes having interest at
                            the rate of 8% to 12% per
                            annum collateralized by
                            vehicles and equipment
                            with monthly payments
                            including interest of $385
                            to $2,941 due 2000 to          391,051      303,858
                            2003, collateralized by
                            vehicles and equipment.
                            ----------------------------------------------------

                            Total long term debt         4,144,378    2,303,858
                            Less current maturities     (1,025,085)     (89,135)
                            ----------------------------------------------------

                            Long term debt, less
                              current maturities       $ 3,119,293   $2,214,723
                            ====================================================

                            The aggregate maturities of long term debt as of January 1, 2000, are as follows:

                                  Year                                    Amount
                            ----------------------------------------------------

                                  2000                               $1,025,085
                                  2001                                1,561,105
                                  2002                                  926,848
                                  2003                                  620,280
                                  2004                                   11,060
                            ----------------------------------------------------

                                                                     $4,144,378
                            ====================================================


9.   Commitments            The Company is a party to lawsuits in the ordinary
     and Contingencies      course of its business. While the damages sought in
                            some of these actions are material, the Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            As of December 31, 1999, the approximate future minimum payments to be made under noncancellable operating leases were:

                                  Year                                    Amount
                            ----------------------------------------------------

                                  2000                                 $  98,000
                                  2001                                    17,000
                                  2002                                    15,000
                                  2003                                    10,000
                                  2004                                     3,000
                            ----------------------------------------------------

                                                                        $143,000
                            ====================================================

                            Rent expense was approximately $35,000 and $50,000 for the years ended December 31, 1999 and 1998, respectively.

10.  Convertible            In October 1998, the Company's Board of Directors
     Redeemable             authorized the issuance of 250,000 shares of its
     Preferred Stock        Series A Convertible Redeemable Preferred Stock
                            ("Series A Preferred Stock") and subsequently the
                            Company completed the issuance of 5,750 shares of its Series A Preferred Stock to extinguish $575,000 of notes payable. The Company paid $46,000 on commissions on the placement of the 5,750 shares of Series A Preferred Stock. The Company issued an additional 2,250 shares of Series A Preferred Stock in December 1998 for approximately $225,000 which netted the Company $207,000 after commissions.

                            In 1999 the Company issued 11,889 shares of Series A Preferred Stock for $1,988,900, which netted the Company approximately $1,894,000 after commissions.

                            In December 1999, the Company's Board of Directors authorized the issuance of 100,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"). As of December 31, 1999 no Series B Preferred Stock had been issued.

                            The holders of both the Series A and Series B Preferred

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Stock are entitled to a cumulative dividend of 8% per quarter. However, the payment of the dividends on the Series B Preferred Stock is subordinate to that of the Series A Preferred Stock. In the event that the Company does not make any two of six consecutive quarterly dividend payments, the holders of the Series A Preferred Stock may appoint those directors which would constitute of majority of the Board of Directors. In such a scenario, the holders of the Preferred Shares would be entitled to elect a majority of the Board of Directors until all accrued and unpaid dividends have been paid.

                            Shares of both Series A and B of Preferred Stock are or will be immediately convertible into shares of Common Stock. Each $100 liquidation preference share of preferred stock is convertible at a rate of $5.75 and $9.00 for the Series A and B, respectively, per share of common stock. The conversion rate is subject to downward adjustment if the Company subsequently issues shares of common stock for consideration less than $5.75 and $9.00 for the Series A and B, respectively, per share.

                            The Company may redeem both of the Series A and B Preferred Shares upon payment of $100 per share plus any accrued and unpaid dividends. Further, with respect to the Series A Preferred Stock, commencing on October 1, 2003 and at each quarterly date thereafter while the Series A Preferred Stock is outstanding, the Company is required to redeem one-twentieth of the maximum number of Series A Preferred Stock outstanding. With respect to the Series B Preferred Stock, on the fifth anniversary after issuance, the Company is required to redeem all outstanding Series B Preferred Stock.

11.  Common Stock to be     In 1998, an institution  purchased 140,000 shares of
     Issued and Due from    common stock for $700,000. As of December 31, 1998,
     Stockholder            the stockholder owed the Company $400,000 for the
                            stock purchase. Additionally, as of December 31, 1998, the Company had not issued the shares. The entire $700,000 is included as common stock to be issued on the accompanying consolidated balance sheet as of December 31, 1998. In 1999, the Company issued the shares and collected the receivable.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

12.  Stock Options       Stock option activity in 1999 and 1998 is summarized
                         below:

                                                1999                1998
                                          -----------------   -----------------
                                                    Average             Average
                                                   Exercise            Exercise
                                           Shares     Price    Shares     Price
                         -------------------------------------------------------

                         Outstanding,
                           beginning
                            of year        375,000     $5.80   460,000     $5.31
                         Granted           475,000      6.90   150,000      6.50
                         Exercised         (20,000)     5.00    (2,250)     7.00
                         Expired/canceled (325,000)     5.66  (232,750)     5.00

                                         ---------            --------

                         Outstanding,
                           end of year    505,000      6.91   375,000      5.80

                         Exercisable,
                           end of year    252,083      5.50   325,000      5.62
                         ======================================================

                         The following table summarizes information about stock options outstanding at December 31, 1999:

                                                Options              Options
                                              Outstanding            Exercisable
                                      ------------------------------ ----------
                                                             Average
                                                           Remaining
                                      Exercise           Contractual
                                         Price    Shares        Life   Shares
                                                             (years)
                         ------------------------------------------- ----------

                                         $6.25    50,000      1.50     12,500
                                          7.00   455,000      0.67    239,583
                                                ----------           ----------

                         Total                   505,000              252,083
                         ======================================================

                         The amount of compensation expense included in general and administrative costs in the accompanying consolidated statements of loss was approximately

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            $162,500 and $226,000 for the years ended December 31, 1999 and 1998, respectively.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                                                            1999           1998
                            ----------------------------------------------------

                            Net loss

                               As reported           $(2,671,923)   $(3,083,638)
                               Pro forma              (3,410,048)    (3,356,411)
                            ----------------------------------------------------

                            Basic and diluted loss
                            per share
                               As reported                $(0.32)        $(0.42)
                               Pro forma                   (0.41)         (0.46)
                            ----------------------------------------------------

                            For employees, the fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998: Expected volatility of 106% for 1999 and 87% for 1998; a risk free interest rate of 6.17% in 1999 and 6.50% in 1998; and an expected option life of 1.1 year in 1999 and 1.50 years in 1998.

13.  Income Taxes           The Company had no taxable  income  during the years
                            ended December 31, 1999 and 1998.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of loss is as follows:

                            Year ended December 31,          1999          1998
                            ----------------------------------------------------

                            Statutory rate                     34%           34%
                            Tax benefit at statutory
                              rate                      $(945,000)  $(1,048,000)
                            State income tax benefit     (167,000)     (185,000)
                            Nondeductible interest              -       100,000
                              expense
                            Nondeductible travel and
                              entertainment                19,000        10,000
                            Nondeductible compensation
                              expense                      62,000             -
                            Other                         199,000        18,000
                            Increase in deferred tax
                              asset valuation allowance   832,000     1,105,000
                            ----------------------------------------------------

                            Total income tax provision  $       -   $          -
                            ====================================================

                            The components of the net deferred tax assets are as follows:

                            Year ended December 31,            1999        1998
                            ----------------------------------------------------

                            Net operating loss          $ 4,344,000  $ 3,546,000
                            carryforward
                            Capital loss carryforward       263,000     263,000
                            Employee stock option tax
                              benefits                      124,000           -
                            Accrued expenses                      -      90,000
                            ----------------------------------------------------

                                                          4,731,000   3,899,000

                            Valuation allowance          (4,731,000) (3,899,000)
                            ----------------------------------------------------

                            Net deferred taxes          $         - $         -
                            ====================================================

                            The Company recorded a valuation allowance at December 31, 1999 and 1998 equal to the excess of deferred tax assets over deferred tax liabilities as

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            management is unable to determine that these tax benefits are more likely than not to be realized.

                            As of December 31, 1999, the Company had net operating loss carryforwards of approximately $11,433,000, which will expire between 2010 and 2014, if not utilized.
                            Additionally, at December 31, 1999, the Company had capital loss carryforwards of approximately $657,000 which will expire, if not offset against capital gains, as follows: 2001- $576,000, 2002-$81,000.

14.  Supplemental Cash      The  Company paid approximately $479,000 and
     Flow Information       $328,000 for interest in 1999 and 1998,
                            respectively. The Company paid $0 for income taxes in 1999 and 1998.

                            In 1999, the Company issued 54,000 shares of common stock to convert a note payable to an officer plus accrued interest thereon in the approximate amount of $270,000, which approximated the fair value of the shares.

                            In 1999, the Company issued 9,768 shares of common stock as consideration for approximately $41,000 of services, which approximated the fair value of the common stock.

                            In 1999, the lender of the original balance
                            $1,500,000 note payable sold $75,000 of this note to other holders. These holder then converted the notes into common stock at the rate of $6.25 per share.

                            In 1998, the Company paid for commissions on certain private placements of common stock by granting to a Board member oil and gas properties recorded at an aggregate historical cost of $295,000.

                            In 1998, the Company issued 25,000 shares of common stock with a fair value of approximately $128,000 to an institutional lender as a loan fee.

                            In 1998, the Company issued 5,750 shares of

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            redeemable, convertible preferred stock to extinguish approximately $575,000 of debt, which approximated the fair value of the shares.

                            In 1998, the Company issued a payable to the major stockholder in the amount of $163,800 as payment for that stockholder's payment of interest expense in the same amount on behalf of the Company. The Company converted the payable into common stock in 1999 at an amount that approximated the fair value of the shares.

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

15.  Supplemental Oil and  Information with respect to the Company's oil and
     Gas Information       gas producing activities is presented in the
                           following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by both
                           Coburn Petroleum Engineering and Columbia
                           Engineering, independent petroleum engineers, as of December 31, 1999 and 1998.

                           Oil and Gas Related Costs

                           The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 1999 and 1998:

                                                              1999         1998
                           -----------------------------------------------------

                           Property acquisition
                             Proved                    $    13,921  $    74,613
                             Unproved                       17,265       46,631
                           Less - proceeds from sales
                             of properties                (625,000)    (565,000)
                           Development costs             1,110,288    1,935,509
                           -----------------------------------------------------
                                                       $   516,474  $ 1,491,753
                           =====================================================

                           Results of Operations from Oil and Gas Producing Activities

                           The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended:

                           December 31,                       1999         1998
                           -----------------------------------------------------

                           Revenues                    $ 3,017,252  $ 2,078,101
                           Production costs and taxes (2,564,932) (1,943,944) Depreciation, depletion and
                              amortization                 (92,000)    (189,227)
                           -----------------------------------------------------

                           Income (loss) before income     360,320      (55,070)

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            taxes
                            Income taxes                           -          -
                            ----------------------------------------------------

                            Income (loss) from oil and
                               gas producing activities    $ 360,320  $ (55,070)
                            ====================================================

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

                            Oil and Gas Reserves (unaudited)

                            The following table sets forth the Company's net proved oil and gas reserves at December 31, 1999 and 1998 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

                                                           Oil (bbls)  Gas (Mcf)
                            ----------------------------------------------------

                            Proved reserves

                              Balance, December 31, 1997  2,082,513  20,617,621
                               Discoveries and extensions   480,168  23,046,923
                               Revisions of previous
                                 estimates                 (787,982)  2,930,005
                               Production                  (150,077)   (418,524)
                            ----------------------------------------------------

                              Balance, December 31, 1998  1,624,622  46,176,025
                               Discoveries and extensions 1,295,685 13,566,161 Revisions of previous
                                 estimates                  444,893  15,268,361
                               Production                  (137,997)   (215,260)
                            ----------------------------------------------------

                            Balance, December 31, 1999    3,227,203  74,795,287
                            ====================================================

                            Proved developed producing
                              reserves at, December 31,
                              1999                        1,688,073   3,248,552
                            ====================================================

                            Proved developed producing
                              reserves at, December 31,
                              1998 (as restated)            715,680   2,647,198
                            ====================================================

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Of the Company's total proved reserves as of December 31, 1999 and 1998, approximately 13% and 12%, respectively, were classified as proved developed producing, 35% and 38%, respectively, were classified as proved developed non-producing and 52% and 50%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                            Standardized Measure of Discounted Future Net Cash Flows (unaudited)

                            The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                            amounts in thousands
                            December 31,                       1999        1998
                            ----------------------------------------------------

                            Future cash inflows            $252,270    $101,351
                            Future production costs and
                            taxes                           (30,598)    (13,625)
                            Future development costs         (5,634)     (5,024)
                            Future income tax expenses      (55,090)    (17,495)
                            ----------------------------------------------------

                            Net future cash flows           160,948      65,207

                            Discount at 10% for timing      (60,066)    (22,231)
                            of cash flows
                            ----------------------------------------------------

                            Discounted future net cash
                            flows from proved reserves     $100,882   $  42,976
                            ====================================================

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 1999 and 1998:

                                                            amounts in thousands
                                                               1999        1998
                            ----------------------------------------------------

                            Balance, beginning of year    $  42,976    $ 32,024
                            Sales, net of production
                              costs and taxes                  (452)       (134)
                            Discoveries and extensions       27,394      24,300
                            Changes in prices and
                              production costs               27,919     (10,136)
                            Revisions of quantity
                              estimates                      21,799      (1,793)
                            Changes in development costs      1,603      (2,411)
                            Interest factor - accretion       5,329       3,954
                            of discount
                            Net change in income taxes (22,869) (2,799) Changes in future development
                              costs                          (2,817)          -
                            Changes in production rates
                              and other                           -         (29)
                            ----------------------------------------------------

                            Balance, end of year           $100,882    $ 42,976
                            ====================================================

                            Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 1999 and 1998 were $23.01 and $8.32 per barrel of oil and $2.38 and $1.90 per mcf of gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

                            Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash

                                                                  Tengasco, Inc.

                                     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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