Form 10QSB
period 2000-03-31
TENGASCO INC
filed 2000-05-15
CIK 1001614

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly period ended March 31, 2000



                           Commission File No. 0-20975



                                 Tengasco, Inc.
        (Exact name of small business issuer as specified in its charter)


            Tennessee                                      87-0267438
  -------------------------------               -------------------------------
   State or other jurisdiction of               IRS Employer Identification No.)
   incorporation or organization


                 603 Main Avenue, Suite 500, Knoxville, TN 37902
                    (Address of principal executive offices)


                                 (423) 523-1124
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,613,352 common shares at March 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              --    --

                                 TENGASCO, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.               FINANCIAL INFORMATION

         ITEM 1.               FINANCIAL STATEMENTS

         *   Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999............................................  3-4

         *   Consolidated Statements of Loss for the three
             months ended March 31, 2000 and 1999.........................    5

         *   Consolidated Statements of Stockholders Equity for the
             three  months ended March 31, 2000...........................    6

         *   Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999................................    7

         *   Notes to Consolidated Financial Statements...................  8-9


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS.......................................... 10-13


PART II.          OTHER INFORMATION

         *        Signature..............................................    14

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                   March 31, 2000        December 31, 1999
                                                                                    (Unaudited)             (Audited)
                                                                                --------------------    ------------------
                                                                                                        C>
              Current Assets:
                Cash and cash equivalents                                           $    685,490        $    420,590
                Accounts receivable                                                      531,326             533,983
                Other current assets                                                     259,753             259,753
                                                                                --------------------    -------------------

              Total current assets                                                     1,476,569           1,214,326

              Oil and gas properties, net (on the basis of full cost
                accounting)                                                            8,843,882           8,444,036

              Pipeline facilities, at cost                                             4,245,080           4,212,842

              Property and equipment, net                                                680,788             574,895

              Restricted cash                                                                  0             625,000

              Other                                                                      112,613             111,613
                                                                                --------------------    --------------------



                                                                                  $   15,358,932        $  15,182,712
                                                                                =====================   ====================



           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   March 31, 2000        December 31, 1999
                                                                                    (Unaudited)             (Audited)
                                                                                --------------------    ------------------
              Current liabilities

                Notes payable                                                   $              0        $    750,000
                Current maturities of long-term debt                                   1,159,090           1,025,085
                Accounts payable-trade                                                   482,433             651,909
                Accrued liabilities                                                      133,420             193,595
                                                                                --------------------    ------------------
                Total current liabilities                                              1,774,943           2,620,589

              Long term debt, less current maturities                                  2,755,390           3,119,293
                                                                                --------------------    --------------------

              Total liabilities                                                        4,530,333           5,739,882
                                                                                --------------------    --------------------
              Preferred Stock
                Convertible redeemable preferred; redemption value
                   $2,988,900; 29,889 shares outstanding
              Stockholder's equity                                                     2,988,900           1,988,900
                                                                                --------------------    --------------------
                Common stock, $.001 per value, 50,000,000 shares
                   authorized                                                              8,613               8,533
                Additional paid-in capital                                            21,228,679          20,732,759
                Accumulated deficit                                                  (13,397,593)        (13,287,362)
                                                                                --------------------    --------------------
                                                                                       7,839,699           7,453,930
                                                                                --------------------    --------------------
              Total stockholders' equity                                               7,839,699            7,453,930
                                                                                --------------------    --------------------

                                                                                $     15,358,932        $   15,182,712
                                                                                ====================    ====================


           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS


                                                                             For the Three           For the Three
                                                                              Months Ended            Months Ended
                                                                             March 31, 2000          March 31, 1999
                                                                               (Unaudited)             (Unaudited)
                                                                             ------------------      -----------------
     Oil and gas revenues                                                    $       1,179,912       $        295,648
                                                                             ------------------      -----------------


     Costs and other deductions

        Production costs and taxes                                                     455,825                 237,101
        Depletion, depreciation and amortization                                        63,000                  27,100
        Interest expense                                                                98,933                  44,209
        General and administrative costs                                               565,830                 747,050
        Legal and accounting                                                            66,777                 183,451
                                                                             ------------------      -----------------

     Total costs and other deductions                                                1,250,365               1,238,911
                                                                             ------------------      -----------------

     Net loss                                                                $         (70,453)      $        (943,263)
                                                                             ------------------      -----------------

     Basic and diluted loss per common share                                 $           (0.$1)      $           (0.12)
                                                                             ==================      =================


           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                                             Common Stock               Additional
                                     ----------------------------         Paid In            Accumulated
                                       Shares            Amount           Capital              Deficit
                                     -----------      -----------       -----------         --------------
Balance December 31, 1999            $ 8,532,882       $   8,533        $20,732,759          $ (13,287,362)

Common stock issued in                    80,470              80            495,920                      0
private placements

Payment of dividends on
convertible preferred stock                    0               0                  0                (39,778)

Net loss for the three months
ended March 31, 2000                           0               0                  0                (70,453)

                                     -----------      -----------       -----------         --------------

Balance, March 31, 2000              $ 8,613,352      $    8,613        $21,228,679           $(13,397,593)
                                     =============    ===========       ===========         ==============



      See accompanying notes to condensed consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Three                    For the Three
                                                                                    Months Ended                     Months Ended
                                                                                   March 31, 2000                   March 31, 1999
                                                                                    (Unaudited)                       (Unaudited)
                                                                                ---------------------             ------------------
        Operating activities

             Net loss                                                           $         (70,453)                  $     (943,263)
             Adjustments to reconcile net loss to net cash
             used in operating activities:

             Depletion, depreciation and amortization                                       63,000                          27,100
             Changes in assets and liabilities
                Accounts receivable                                                          2,657                          41,312
                Other assets                                                                (1,000)                         (1,000)
                Accounts payable                                                          (169,476)                         51,514
                Accrued liabilities                                                        (60,175)                        (73,394)
                                                                                ---------------------             ------------------


        Net cash used in operating activities                                              (235,447)                      (897,731)
                                                                                ---------------------             ------------------

        Investing activities
             Changes to property and equipment                                             (143,893)                        19,859
             Changes to oil and gas properties                                             (424,846)                      (361,021)
             Changes to pipeline facilities                                                 (32,238)                       (33,543)
             Decrease in restricted cash                                                    625,000                              0
                                                                                ---------------------             ------------------

        Net cash provided by investing activities                                            24,023                       (374,705)
                                                                                ---------------------             ------------------

        Financing activities
             Proceeds from borrowings                                                             0                        400,000
             Repayments of borrowings                                                      (979,898)                      (379,059)
             Proceeds from issuance of stock                                                      0                        490,348
             Dividends on convertible redeemable preferred stock                            (39,778)                             0
             Proceeds from private placements of common stock                               496,000                              0
             Proceeds from Private Placement of preferred stock                           1,000,000                              0
                                                                                ---------------------             ------------------

        Net cash provided by financing activities                                           476,324                        511,289
                                                                                ---------------------             ------------------

        Net change in cash and cash
             equivalents                                                                    264,900                       (761,147)

        Cash and cash equivalents, beginning of period                                      420,590                        913,194
                                                                                ---------------------             ------------------

        Cash and cash equivalents, end of period                                $           685,490               $        152,047
                                                                                =====================             ==================


           See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.

                   Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
    Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB.

2. The Company has issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1997 and the first quarter of 1998. Mr. Morita was given an option that if it was determined that a well
    (s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well (s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells were not exercisable.

    In December, 1999, Morita Properties, Inc., an affiliate of Mr. Morita, purchased for the sum of $625,000 a 25% working interest on a turnkey basis in two wells, Laura Jean Lawson #1 and Stephen Lawson #2, both of which are in the Swan Creek Field, and a 50% working interest in a third well, Springdale Land Company #1, which is a wildcat step-out well located approximately ten miles from the existing production. In January and March 2000, Morita Properties, Inc. purchased for the sum of $250,000 on a turnkey basis a 12.5% working interest in the Stephen Lawson #3 well, a 25% working interest in the Laura Jean Lawson #2 well, and in April 2000, Morita Properties, Inc. purchased for the sum of $125,000 a 25% working interest in the R.D. Helton #2 well, all of which are in the Swan Creek Field. The purchases of these interests were concluded before the respective wells were drilled and the purchaser assumed all the attendent risks involved in normal and customary drilling operations, including the risk of a dry hole. The Company received fair market value for the interests conveyed and the sale of such interests was required to raise funds to allow drilling operations to continue.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note accrued interest at the rate of 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate became 9.0% per annum. There was a balloon payment of $1,865,078 due in January 2000. The seller financing portion of the purchase price has been refinanced by Arvest United Bank of Edmond, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principle and interest over a three year period. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition.

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 8,722,892 weighted average shares outstanding for the quarter ended March 31, 2000 and 7,684,512 weighted average shares outstanding for the quarter ended March 31, 1999. There were 475,827 and 475,827 potential weighted common shares outstanding at March 31, 2000 and March 31, 1999, respectively, related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, " Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

                                 Tengasco, Inc.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 208 producing oil and gas wells in Kansas and has 16 producing natural gas and four oil wells in Tennessee.

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

(2) The Company has successfully completed fifteen gas wells in this area, all of which have been flow tested by metering gas from the wells through a one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed # 1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton # 1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi. To date, the Company has not drilled any dry wells.

In July 1998, the Company completed Phase I of its 8 inch 23 mile pipeline from the Swan Creek Field to Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority, the Company was successful in utilizing TVA's rights-of-way along its main power grid from the Swan Creek Field to Rogersville, Tennessee.

The Company's plan of operations for the next two years calls for the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well. Drilling operations are contingent upon funds becoming available either as a result of gas sales upon completion of the second phase of the company's pipeline ("Phase II") or from other sources. The Company is currently engineering and designing Phase II of its pipeline, an additional 28 miles of 12 inch pipeline, at a cost of approximately $6,000,000 which will extend from a point near the terminus of the Company's existing pipeline and connect to an existing pipeline and meter station at the chemical plant of Eastman Chemical Company ("Eastman") in Kingsport, Tennessee. The Company recently entered into an agreement with Eastman to supply substantial amounts of natural gas to Eastman. The Tennessee Department of Transportation has granted the Company the right to lay Phase II of its pipeline along State Highway 11 to Kingsport, Tennessee. At the present time, the Company is capable of producing substantially more gas than it is able to sale. Completion of Phase II of the pipeline will allow the Company to deliver its gas to Eastman and sell substantially more of its natural gas production from the Swan Creek Field. The Company estimates that its ultimate deliverability will reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month once Phase II of its pipeline is completed. The Company expects to reach this capacity on or about December 31, 2002. The estimated time from start to finish of construction of Phase II of the Pipeline is six to eight months. The Company anticipates that its agreement with Eastman will require Eastman to purchase 10,000 MMBTU of gas per day, to take effect upon completion of Phase II of its pipeline.

The Company does not presently have the funds needed to enable it to complete its drilling program and the extension of the pipeline. The Company is attempting to raise those funds through a private placement offering (the "Offering") of a minimum of 30,000 and a maximum of 100,000 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Shares") at a purchase price of $100 per share pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The Series B Shares are being offered through Southcoast Capital L.L.P. ("Southcoast Capital") pursuant to a written agreement with the Company on a "best efforts basis." Southcoast Capital will receive selling commissions of eight percent (8%) of the price of the Series B Shares. In addition, the Company will issue to Southcoast Capital a warrant (the "Warrant") to purchase a number of shares of the Company's stock equal to ten percent (10%) of the total number of shares of the Company's common stock into which the total number of Series B Shares sold pursuant to the Offering are convertible. The warrant will be for a term of five years and the price of shares of common stock for a period of thirty (30) business days immediately preceding a closing of any sale of securities offered pursuant to the Offering, but in no event less than $9.00 per share. The Company will also reimburse Southcoast Capital for its expenses in connection with the Offering, including the fees and expenses of its legal counsel, provided that, without the prior agreement of the Company, the aggregate of such expenses shall not exceed $15,000.

The Company intends to use the proceeds from the Offering of the Series B Shares to finance construction of Phase II of the pipeline. However, there can be no assurance that the Company will be able to sell the Series B Shares, or if it does not sell more than the minimum amount of the Offering, that the proceeds from the Offering will be sufficient to complete the pipeline. If these funds are not sufficient, the Company will seek additional financing by other means. Although there can be no assurances that such financing will be available, the Company believes that it will be able to procure such financing by means of a bank loan, equity investment or a joint venture with another company.

In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The acquisition was for a total purchase price of approximately $5.5 million. The aggregate current production from the Kansas properties is approximately 1.0 million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas properties at the present time is approximately $300,000 per month. Revenues from the Kansas Properties for the first quarter of 2000 continued to increase due to the significant increase in oil prices during the quarter.

There are several capital projects that are available in Kansas which include drilling wells, recompletion of wells and major workovers to increase current production. These projects when completed may well increase production in Kansas. However, the cost of major reworking of certain existing wells is projected to be $ 1.4 million. Since the Company does not presently, have the funds necessary for major reworking of existing wells and/or for drilling additional wells, the ability to undertake such efforts is dependent on the Company obtaining additional debt or equity financing. Management has made the decision not to undertake such efforts to raise the funds necessary to perform this work at the present time.

The Company has determined not to pursue the development of the Beech Creek, Fentress County, Wildcat, Burning Springs and Alabama Leases, all of which have expired. The Company instead will concentrate on the development of its other properties which management believes have greater economic potential and the acquisition of other properties.

The Company has no plans, at present, to increase the number of its employees significantly.

This plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Results of Operations

The company recognized $1,179,912 in revenues from the Kansas oil and gas field and Swan Creek during the first quarter of 2000 compared to $295,648 in the first quarter of 1999. This increased revenue resulted from the significant increase in oil prices during the first quarter of 2000. Oil prices in the first quarter of 1999 were approximately $9.00 per barrel whereas prices in 2000 were approximately $26.50 per barrel. Also oil production from Swan Creek increased from 3,566 barrels in the first quarter of 1999 to 11,294 in 2000. Production Costs and Taxes for the first three months of 2000 of $455,825, was higher compared to $237,101 in the first quarter of 1999. This was due to some well work overs in Kansas in order to increase production. Depreciation, Depletion and Amortization expense for the first three months of 2000 was $63,000, compared to $27,100 for the first three months of 1999, this difference was due to depreciation on additional equipment purchased during 1999.

Interest Expense for the first three months of 2000 was $98,933, as compared to $44,209 in 1999. This difference is due to interest paid on the Wallington and Thieme Fonds settlements. General and Administrative Expenses for the first three months of 2000 decreased, $181,220 from the first three months of 1999 amount of $747,050. This decrease was due to cost saving measures by management.

Legal and accounting fees decreased $116,674 for the first three months of 2000. The majority of this decrease was in legal services as several legal matters were settled in 1999.

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

Dated:  May 12, 2000                   TENGASCO, INC.




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