Form 10QSB
period 2000-06-30
TENGASCO INC
filed 2000-08-11
CIK 1001614

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly period ended June 30,2000


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


                                 (865 523-1124)
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X     No
                                                                -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,613,352 common shares at June 30, 2000.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

                                 TENGASCO, INC.

                                TABLE OF CONTENTS


                                                                                                       PAGE

PART I.              FINANCIAL INFORMATION

          ITEM 1.              FINANCIAL STATEMENTS

          *         Consolidated Balance Sheets as of June 30, 2000 and
                    December 31, 1999................................................                   3-4

          *         Consolidated Statements of Loss for the three and six
                    months ended June 30, 2000 and 1999..............................                     5

          *         Consolidated Statements of Stockholders Equity for the
                    six months ended June 30, 2000...................................                     6

          *         Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999.....................................                     7

          *         Notes to Consolidated Financial Statements.......................                   8-9


          ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS.........................................                 10-12


PART II.            OTHER INFORMATION

          *         Signature........................................................                    13

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         June 30, 2000        December 31, 1999
                                                                          (Unaudited)              (Audited)
                                                                     ------------------       -----------------

     Current Assets:
       Cash and cash equivalents                                     $          568,300       $         420,590
       Accounts receivable, net                                                 610,507                 533,983
       Other current assets                                                     259,753                 259,753
                                                                     ------------------       -----------------

     Total current assets                                                     1,438,560               1,214,326

     Oil and gas properties, net (on the basis of full cost
       accounting)                                                            9,242,796               8,444,036

     Pipeline facilities, at cost                                             4,853,423               4,212,842

     Property and equipment, net                                                575,719                 574,895

     Restricted cash                                                                  0                 625,000

     Other                                                                       96,613                 111,613
                                                                     ------------------       -----------------


                                                                     $       16,207,111       $      15,182,712
                                                                     ==================       =================






           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                    June 30, 2000            December 31, 1999
                                                                     (Unaudited)                  (Audited)
                                                                --------------------        -------------------

     Current liabilities

       Notes payable                                            $                  0        $           750,000
       Current maturities of long-term debt                                1,346,809                  1,025,085
       Accounts payable-trade                                                680,834                    651,909
       Accrued liabilities                                                   119,376                    193,595
                                                                --------------------        -------------------

     Total current liabilities                                             2,147,019                  2,620,589

     Long term debt, less current maturities                               2,774,887                  3,119,293
                                                                --------------------        -------------------

     Total liabilities                                                     4,921,906                  5,739,882
                                                                --------------------        -------------------
     Preferred Stock

       Convertible redeemable preferred; redemption value
         $2,938,900 and $1,988,900; 29,389 and 19,889 shares
         outstanding

     Stockholder's equity                                                  2,938,900                  1,988,900
                                                                --------------------        -------------------
       Common stock, $.001 per value, 50,000,000 shares
         authorized                                                            8,785                      8,533
       Additional paid-in capital                                         22,186,507                 20,732,759
       Accumulated deficit                                               (13,848,987)               (13,287,362)
                                                                --------------------        -------------------
                                                                           8,346,305                  7,453,930

                                                                --------------------        -------------------
     Total stockholders' equity                                            8,346,305                  7,453,930
                                                                --------------------        -------------------

                                                                $         16,207,111        $        15,182,712
                                                                ====================        ===================








           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (Unaudited)

                                                           For The Three Months Ended           For The Six Months Ended
                                                                    June 30                             June 30
                                                         ------------------------------       ----------------------------
                                                             2000              1999               2000            1999
                                                         ------------      ------------       ------------    ------------

    Oil and gas revenues                                 $  1,270,283      $    724,888       $  2,450,195    $  1,020,536
                                                         ------------      ------------       ------------    ------------


    Costs and other deductions
       Productions Costs and Taxes                            799,736           642,888          1,255,561         879,989
       Depletion, depreciation and amortization                63,000            27,100            126,000         154,200
       Interest expense                                       105,225           257,245            204,158         301,454
       General and administrative costs                       549,192           467,242          1,115,022       1,214,292
       Legal and Accounting                                   132,364           194,193            199,141         377,644
                                                         ------------      ------------       ------------    ------------

    Total costs and other deductions                        1,649,517         1,588,668          2,899,882       2,927,579
                                                         ------------      ------------       ------------    ------------

    Net loss                                             $   (379,234)     $   (863,780)      $   (449,687)   $ (1,907,043)
                                                         ------------      ------------       ------------    ------------

     Basic and diluted loss per common share             $      (0.04)     $      (0.10)      $      (0.05)   $      (0.24)
                                                         ============      ============       ============    ============












           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                  (Unaudited)

                                                   Common Stock                 Additional
                                          ------------------------------         Paid In       Accumulated
                                             Shares            Amount            Capital          Deficit
                                          ------------      ------------       ------------    ------------

Balance December 31, 1999                    8,532,882      $      8,533       $ 20,732,759    $(13,287,362)

Common stock issued in                         215,747               215          1,231,785               0
private placements

Common stock issued                             27,769                28            171,972               0
on conversion of debt

Conversion of preferred                          8,818                 9             49,991               0
to common stock

Payment of dividends on
convertible preferred stock                          0                 0                  0        (111,938)

Net loss for the six months
ended June 30, 2000                                  0                 0                  0        (449,687)
                                          ------------      ------------       ------------    ------------

Balance, June 30, 2000                       8,785,216      $      8,785       $ 22,186,507    $(13,848,987)
                                          ============      ============       ============    ============














           See accompanying notes to consolidated financial statements

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

Six Months Ended June 30                                                              2000                         1999
                                                                                ----------------             ----------------

Operating activities
     Net loss                                                                   $       (449,687)            $     (1,907,043)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depletion, depreciation and amortization                                            126,000                      154,200
     Changes in assets and liabilities
         Accounts receivable                                                             (76,524)                    (372,168)
         Other current assets                                                             15,000                            0
         Accounts payable                                                                 28,925                      414,154
         Accrued liabilities                                                             (74,219)                    (129,272)
                                                                                ----------------             ----------------

Net cash used in operating activities                                                   (430,505)                  (1,840,129)
                                                                                ----------------             ----------------

Investing activities
     Purchases of property and equipment                                                    (824)                    (178,941)
     Additions to oil and gas properties                                                (798,760)                    (606,844)
     Additions to pipeline facilities                                                   (640,581)                     (41,695)
     Decrease in Restricted cash                                                         625,000                            0
                                                                                ----------------             ----------------

Net cash used in investing activities                                                   (815,165)                    (827,480)
                                                                                ----------------             ----------------

Financing activities
     Proceeds from borrowings                                                            795,595                      215,595
     Repayments of borrowings                                                         (1,694,277)                    (294,983)
     Dividends on convertible redeemable preferred stock                                (111,938)                           0
     Proceeds from private placements of common stock                                  1,454,000                    1,537,736
     Proceeds from private placement of preferred stock                                  950,000                      688,900
                                                                                ----------------             ----------------

Net cash provided by financing activities                                              1,393,380                    2,147,248

                                                                                ----------------             ----------------

Net change in cash and cash
     equivalents                                                                         147,710                     (520,361)

Cash and cash equivalents, beginning of period                                           420,590                      913,194
                                                                                ----------------             ----------------

Cash and cash equivalents, end of period                                        $        568,300             $        392,833
                                                                                ================             ================




           See accompanying notes to consolidated financial statements

                                 Tengasco, Inc.
                   Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB.

2. The Company has issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1998 and the first quarter of 1999. Mr. Morita was given an option that if it was determined that a well (s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well (s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells were not exercisable.

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

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note accrued interest at the rate of 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate became 9.0% per annum. There was a balloon payment of $1,865,078 due in January 2000. The seller financing portion of the purchase price has been refinanced by Arvest United Bank of Edmund, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principle and interest over a three year period. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition.

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 8,849,152 weighted average shares outstanding for the quarter ended June 30, 2000 and 7,846,179 weighted average shares outstanding for the quarter ended June 30, 1999. There were 475,827 and 475,827 potential weighted common shares outstanding at June 30, 2000 and June 30, 1999, respectively, related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

5. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Presently, the Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

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

(2) The Company has successfully completed sixteen gas wells in this area, all of which have been flow tested by metering gas from the wells through a one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi. The four oil wells in the Swan Creek Field produce a total of 110 barrels per day. To date, the Company has not drilled any dry wells.

In July 1998, the Company completed Phase I of its 8 inch 23 mile pipeline from the Swan Creek Field to Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority, the Company was successful in utililizing TVA's rights-of-way along its main power grid from the Swan Creek Field to Rogersville, Tennessee.

The Company's plan of operations for the next two years calls for the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well. Drilling operations are contingent upon funds becoming available either as a result of gas sales upon completion of the second phase of the Company's pipeline ("Phase II") or from other sources. The Company is currently engineering and designing Phase II of its pipeline, an additional 28 miles of 12 inch pipeline, at a cost of approximately $6,000,000 which will extend from a point near the terminus of the Company's existing pipeline and connect to an existing pipeline and meter station at the chemical plant of Eastman Chemical Company ("Eastman") in Kingsport, Tennessee. The Company has entered into an agreement with Eastman to supply substantial amounts of natural gas to Eastman.

The Tennessee Department of Transportation has granted the Company the right to lay Phase II of its pipeline along State Highway 11 to Kingsport, Tennessee. At the present time, the company is capable of producing substantially more gas than it is able to sell. Completion of Phase II of the pipeline will allow the Company to deliver its gas to Eastman and sell substantially more of its natural gas production from the Swan Creek Field. The Company estimates that its ultimate deliverability will reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month once Phase II of its pipeline is completed. The Company expects to reach this capacity on or about December 31, 2002. The estimated time from start to finish of construction of Phase II of the Pipeline is six to eight months. To date, approximately 7 1/2 miles of the Phase II pipeline on Holston Arsenal have been completed and tested. The Company anticipates that its agreement with Eastman will require Eastman to purchase 10,000 MMBTU of gas per day, to take effect upon completion of Phase II of its pipeline.

The Company does not presently have the funds needed to enable it to complete its drilling program and Phase II of the pipeline. The Company anticipates that it will be able to procure financing to fund the remaining construction of the Phase II pipeline in the near future. However, no assurance can be given that it will be successful.

In connection with its acquisition of all of AFG's assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The aggregate consideration for the acquisition was acquisition was approximately $5.5 million. The aggregate current production from the Kansas properties is approximately 1.0 million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas properties at the present time is approximately $300,000 per month. Revenues from the Kansas Properties for the second quarter of 2000 continued to increase due to the significant increase in oil prices during the quarter.

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

Results of Operations

The Company recognized $1,270,283 in revenues from the Kansas oil and gas field and Swan Creek during the second quarter of 2000 compared to $724,888 in the second quarter of 1999. This increased revenue resulted from the significant increase in oil prices during the second quarter of 2000. Oil prices in the second quarter of 1999 were approximately $9.00 per barrel whereas prices in 2000 were approximately $26.50 per barrel. Also oil production from Swan Creek increased from 4,996 barrels in the second quarter of 1999 to 9,892 in 2000. Production costs and taxes for the first six months of 2000 of $1,255,561, was higher compared to $879,989 in the second quarter of 1999. This was due to some well work overs in Kansas in order to increase production. Depreciation, Depletion and Amortization expense for the first six months of 2000 was $126,000, compared to $154,200 for the first six months of 1999, this difference was due to a change in estimate.

Interest Expense for the first six months of 2000 was $204,158, as compared to $301,454 in 1999. This difference is due to interest paid on the settlement of the litigations with Wallington Investments, Ltd. and Thieme Fonds in 1999. General and Administrative Expenses for the first six months of 2000 decreased, $99,270 from the first six months of 1999 amount of $1,214,292. This decrease was due to cost saving measures by management.

Legal and accounting fees decreased $178,503 for the first six months of 2000. The majority of this decrease was in legal services as several legal matters were settled in 1999.

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

Dated:  August 11, 2000             TENGASCO, INC.



                                    By:  s/Robert M. Carter
                                        ----------------------------------------
                                           Robert M. Carter, President


                                    By:  s/Mark A. Ruth
                                        ----------------------------------------
                                           Mark A. Ruth, Chief Financial Officer