Form 10QSB
period 2000-09-30
TENGASCO INC
filed 2000-11-13
CIK 1001614

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly period ended September 30, 2000



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


                                 (865-523-1124)
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,966,773 common shares at September 30, 2000.


Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                 TENGASCO, INC.

                                TABLE OF CONTENTS

                                                                            PAGE



PART I.   FINANCIAL INFORMATION

     ITEM 1.        FINANCIAL STATEMENTS

     *         Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999.............................................  3

     *         Consolidated Statements of Operations for the three
               and nine Months Ended September 30, 2000 and 1999.............  5

     *         Consolidated Statements of Stockholders Equity for the
               nine months Ended September 30, 2000..........................  6

     *         Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999.............................  7

     *         Notes to Consolidated Financial Statements....................  8


     ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS............................................ 10


PART II.       OTHER INFORMATION

     *         Submission of Matters to a Vote of Security Holders........... 14

     *         Signature..................................................... 15

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30,    December 31,
                                                       2000            1999
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents                         $ 2,771,987     $   420,590
  Accounts receivable, net                              690,084         533,983
  Other current assets                                  332,856         259,753
                                                    -----------     -----------

Total current assets                                  3,794,927       1,214,326

Oil and gas properties, net
  (on the basis of full cost accounting)              9,240,718       8,444,036

Pipeline facilities, at cost                          5,871,183       4,212,842

Property and equipment, net                           1,977,295         574,895

Restricted Cash                                               0         625,000

Other                                                    88,613         111,613
                                                    -----------     -----------


                                                    $20,972,736     $15,182,712
                                                    ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                   September 30,    December 31,
                                                       2000            1999
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
Current liabilities
  Notes payable                                     $         0     $   750,000
  Current maturities of long-term debt                1,305,632       1,025,085
  Accounts payable-trade                                419,248         651,909
  Accrued liabilities                                    59,978         193,595
                                                    -----------     -----------

Total current liabilities                             1,784,858       2,620,589

Long term debt, less current maturities               5,641,907       3,119,293
                                                    -----------     -----------

Total liabilities                                     7,426,765       5,739,882
                                                    -----------     -----------
Preferred Stock
  Convertible redeemable preferred;
    redemption value $3,938,900;
    39,389 shares outstanding                         3,938,800       1,988,900
                                                    -----------     -----------
Stockholder's Equity
  Common stock, $.001 per value,
    50,000,000 shares authorized                          8,967           8,533
  Additional paid-in capital                         23,429,025      20,732,759
  Accumulated deficit                               (13,830,921)    (13,287,362)
                                                    -----------     -----------
Total stockholders' equity                            9,607,071       7,453,930
                                                    -----------     -----------

                                                    $20,972,736     $15,182,712
                                                    ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                        For the                 For the
                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                ----------------------  -----------------------
                                   2000        1999        2000         1999
                                ----------  ----------  ----------   ----------

Oil and gas revenues            $1,666,583  $  695,211  $4,116,778   $1,715,747
                                ----------  ----------  ----------  -----------

Costs and other deductions
  Productions costs and taxes      664,526     516,306   1,920,087    1,396,295
  Depletion, depreciation
    and amortization                63,000      97,340     189,000      251,540
  Interest expense                  95,686      69,231     299,844      370,685
  General and administrative
    costs                          679,479     704,072   1,794,501    1,918,363
  Legal and accounting              78,983       6,064     278,124      383,708
                                ----------  ----------  ----------  -----------

Total costs and other
  deductions                     1,581,674   1,393,013   4,481,556    4,320,591
                                ----------  ----------  ----------  -----------

Net income (loss)                   84,909    (697,802)   (364,778)  (2,604,844)
Dividends on preferred stock        66,845      36,667     178,778       79,571
                                ----------  ----------  ----------  -----------
Net income (loss) available
  to common stockholders        $   18,064  $ (734,469) $ (543,556) $(2,684,415)
                                ----------  ----------  ----------  -----------

Net income (loss) available
  to common stockholders
  per share basic and diluted   $     0.00  $    (0.09) $    (0.06) $     (0.34)
                                ==========  ==========  ==========  ===========
Weighted average shares
  outstanding                    8,945,643   7,873,735   8,945,643    7,873,735
                                ----------  ----------  ----------  -----------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                   (Unaudited)



                                   Common Stock      Additional
                                ------------------     Paid in      Accumulated
                                  Shares    Amount     Capital        Deficit
                                ---------   ------   -----------   ------------
Balance December 31, 1999       8,532,882   $8,533   $20,732,759   $(13,287,362)

Common stock issued in            372,990      373     2,320,327              0
private placements

Common stock issued                52,083       52       325,948              0
on conversion of debt

Conversion of preferred             8,818        9        49,991              0
to common stock

Payment of dividends on
convertible preferred stock             0        0             0       (178,781)

Net loss for the nine months
ended September 30, 2000                0        0             0       (364,778)
                                ---------   ------   -----------   -------------
Balance, September 30, 2000     8,966,773   $8,967   $23,429,025   $(13,830,921)
                                =========   ======   ===========   ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


Nine months ended September 30                           2000           1999
                                                     -----------    -----------

Operating activities
  Net loss                                           $  (364,778)   $(2,604,844)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
  Depletion, depreciation and amortization               189,000        251,540
  Changes in assets and liabilities
    Accounts receivable                                 (156,101)        22,823
    Other current assets                                 (73,103)             0
    Other assets                                          23,000         14,420
    Accounts payable                                    (232,661)       (63,581)
    Accrued liabilities                                 (133,617)      (142,610)
                                                     -----------    -----------

Net cash used in operating activities                   (748,260)    (2,522,252)
                                                     -----------    -----------

Investing activities
  Changes to property and equipment                   (1,402,400)      (141,316)
  Changes to oil and gas properties                     (796,682)      (801,598)
  Changes to pipeline facilities                      (1,658,341)       (58,224)
  Decrease in restricted cash                            625,000              0
                                                     -----------    -----------

Net cash used in investing activities                 (3,232,423)    (1,001,138)
                                                     -----------    -----------

Financing activities
  Proceeds from borrowings                             3,945,595        243,551
  Repayments of borrowings                            (2,081,434)      (560,728)
  Dividends on convertible redeemable
    preferred stock                                     (178,781)             0
  Proceeds from private placements
    of common stock                                    2,696,700      2,340,432
  Proceeds from private placement
    of preferred stock                                 1,950,000      1,188,900
                                                     -----------    -----------

Net cash provided by financing activities              6,332,080      3,212,155
                                                     -----------    -----------

Net decrease in cash and cash
  equivalents                                          2,351,397       (311,235)

Cash and cash equivalents, beginning of period           420,590        913,194
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 2,771,987    $   601,959
                                                     ===========    ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          `       Tengasco, Inc.
                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB.

2. In August, 1997, The Company has issued fully paid 25% working interests in six wells in the Swan Creek Field to Shigemi Morita, one of the Directors of the Company, which were paid for in part by crediting Mr. Morita $360,000 for placement fees in connection with private placements of the Company's common stock which occurred during the fourth quarter of 1998 and the first quarter of 1999. Mr. Morita was given an option that if it was determined that a well(s) at the time of completion of the drilling was not economically feasible and as such was subsequently plugged and abandoned, he had 30 days, after written notice from the Company, to convert amounts paid for that well (s) to restricted shares of the Company's common stock at 70% of its then current market value. However, all six of the wells in which Mr. Morita has a participation interest are producing, therefore his options for these wells were not exercisable.

     In December, 1999, Morita Properties, Inc., an affiliate of Mr. Morita, purchased for the sum of $625,000 a 25% working interest on a turnkey basis in two wells, Laura Jean Lawson #1 and Stephen Lawson #2, both of which are in the Swan Creek Field, and a 50% working interest in a third well, Springdale Land Company #1, which is a wildcat step-out well located approximately ten miles from the existing production. In January and March 2000, Morita Properties, Inc. purchased for the sum of $250,000 on a turnkey basis a 12.5% working interest in the Stephen Lawson #3 well and a 25% working interest in the Laura Jean Lawson #2 well. In April 2000, Morita Properties, Inc. purchased for the sum of $125,000 a 25% working interest in the R.D. Helton #2 well. In July 2000 Morita Properties, Inc. purchased for the sum of $250,000 a 25% working interest in the Steve Lawson #4 well and for the sum of $250,000 a 25% working interest in the Hugh Roberts #1 well.

     In August 2000 Morita Properties, Inc. purchased for the sum of $125,000 a 25% working interest in the Hazel Sutton #1 well and for the sum of $125,000 a 12.5% working interest in the Yeary #1 well, all of which are in the Swan Creek Field. The purchases of these interests were concluded before the respective wells were drilled and the purchaser assumed all the attendant risks involved in normal and customary drilling operations, including the risk of a dry hole. The Company is of the opinion it received fair market value for the interests conveyed and the sale of such interests was required to raise funds to allow drilling operations to continue.

3. On December 18, 1997, the Company entered into an asset purchase agreement in which certain producing oil and gas properties and inventory located in the state of Kansas ("the Kansas Properties") were acquired from AFG Energy, Inc. ("AFG"). The agreement, which was effective as of December 31, 1997, closed on March 5, 1998, whereby the Company paid $2,990,253 in cash and entered into a note payable agreement with AFG in the amount of $2,500,000. The note accrued interest at the rate of 9.5% per annum for the period December 1998 to May 1999. After May 1999, the interest rate became 9.0% per annum. There was a balloon payment of $1,865,078 due in January 2000. The seller financed portion of the purchase price has been refinanced by Arvest United Bank of Edmund, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principle and interest over a three year period. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of $5,490,253 has been allocated to the assets acquired based on the estimated fair values at the date of acquisition.

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 8,945,643 weighted average shares outstanding for the quarter ended September 30, 2000 and 7,873,735 weighted average shares outstanding for the quarter ended September 30, 1999. There were 475,827 and 475,827 potential weighted common shares outstanding at September 30, 2000 and September 30, 1999, respectively, related to common stock options and warrants. These shares were included in the computation of the diluted income and loss per share amount.

5. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Presently, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

                                 Tengasco, Inc.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 208 producing oil and gas wells in Kansas and has 20 producing natural gas and five oil wells in Tennessee.

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

     (2) The Company has successfully completed twenty gas wells in this area, all of which have been flow tested by metering gas from the wells through a one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi. The five oil wells in the Swan Creek Field produce a total of 110 barrels per day. To date, the Company has not drilled any dry wells.

In July 1998, the Company completed Phase I of its 8 inch 23 mile pipeline from the Swan Creek Field to Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority, the Company was successful in utililizing TVA's rights-of-way along its main power grid from the Swan Creek Field to Rogersville, Tennessee.

The Company's plan of operations for the next two years calls for (i) the completion of the second phase of the Company's pipeline ("Phase II") which is an additional 28 miles of 12 inch pipeline at a cost of approximately $6,000,000 extending from a point near the terminus of Phase I of the pipeline and connecting to an existing pipeline and meter station at the chemical plant of Eastman Chemical Company ("Eastman") in Kingsport, Tennessee and, (ii) the drilling of 50 additional wells on the Swan Creek Field at a cost of approximately $250,000 per well.

On August 16, 2000, Tengasco Pipeline Corporation ("TPC"), a wholly-owned subsidiary of the Company, entered into loan agreements (the "Loan Agreements") with five lenders (the "Lenders") for a loan (the "Loan") to finance the completion of Phase II of the pipeline. Under the terms of the Loan Agreements, the Lenders agreed to loan TPC a total of $5.6 million for the construction and startup costs associated with Phase II. Repayment of the Loan is to be secured only by a first lien upon the pipeline assets of TPC.

The Loan is to be repaid over a five-year term, accruing interest at 10.75% per annum from the date of funding, with no penalty for prepayment, and the first payment due in six months from closing. As additional consideration for making the Loan, each Lender is to share on a pro-rata basis, a total throughput fee for all of the Lenders of $.10 per MMBTU of natural gas delivered through the completed pipeline system. The throughput agreement will cease to exist when the Loan is paid in full.

The Lenders include Morita Properties, Inc., an affiliate of Shigemi Morita, a Director of the Company who loaned TPC $500,000; Edward W.T. Gray III, a Director of the Company who loaned TPC $1,000,000; and, Malcolm E. Ratliff, Chairman of the Board of Directors and Chief Executive Officer of the Company who is loaning TPC $2,000,000, with $500,000 having already been advanced and the balance to be funded by November 15, 2000.

The balance of the Loan in the amount of $2,100,000 was made by two individuals, both of whom are shareholders of the Company.

The Tennessee Department of Transportation has granted the Company the right to lay Phase II of its pipeline along State Highway 11 to Kingsport, Tennessee. Approximately 17 miles of Phase II of the pipeline has been completed and tested. The remaining 11 miles is on schedule to be completed by December 31, 2000.

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

The Company does not presently have the funds needed to enable it to complete its Swan Creek Field drilling program. The Company, however, anticipates that it will be able to procure financing for its drilling program from funds available either as a result of gas sales upon completion of Phase II of the pipeline or from other sources. However, no assurance can be given that it will be successful in obtaining such funds.

In connection with its acquisition of all of AFG'S assets, the Company acquired 208 working wells in Kansas. Pursuant to the acquisition agreement the Company was entitled to all income from those wells as of January 1, 1998. The aggregate consideration for the acquisition was of approximately $5.5 million.

The aggregate current production from the Kansas properties is approximately 1.0 million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas properties at the present time is approximately $400,000 per month. Revenues from the Kansas Properties for the third quarter of 2000 continued to increase due to the significant increase in oil prices during the quarter.

There are several capital investments that are available in the Kansas Properties which include drilling wells, recompletion of wells and major workovers to increase current production. These projects when completed may well increase production in Kansas. However, the cost of major reworking of certain existing wells is projected to be $1.4 million. Some of these workovers have been performed and production increased as a result of these workovers. Additional workovers are scheduled to be performed to increase production.

The Company has no plans, at present, to increase the number of its employees significantly.

This plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Results of Operations

The Company recognized $1,666,583 in revenues from the Kansas oil and gas field and Swan Creek during the third quarter of 2000 compared to $695,211 in the third quarter of 1999. This increased revenue resulted from the significant increase in oil prices during the third quarter of 2000. Oil prices in the third quarter of 1999 were approximately $17.00 per barrel whereas prices in 2000 were approximately $31.00 per barrel. Also oil production from Swan Creek increased from 5,346 barrels in the third quarter of 1999 to 14,441 barrels in the third quarter of 2000. Production costs and taxes for the first nine months of 2000 of $1,920,087, was higher compared to $1,396,295 in the third quarter of 1999. This was due to some well work overs in Kansas in order to increase production. Depreciation, Depletion and Amortization expense for the first nine months of 2000 was $189,000, compared to $251,540 for the first nine months of 1999, this difference was due to a change in estimate.

Interest Expense for the first nine months of 2000 was $299,844, as compared to $370,685 in 1999. This difference is due to interest that was paid in 1999 in connection with the settlement of litigations brought against the Company by Wallington Investments, Ltd. and Thieme Fonds. General and Administrative Expenses for the first nine months of 2000 decreased $123,862 from the first nine months of 1999 amount of $1,918,363. This decrease was due to cost saving measures by management.

Legal and accounting fees decreased $105,584 for the first nine months of 2000. The majority of this decrease was in legal services as several legal matters were settled in 1999.


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

                            PART II OTHER INFORMATION

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders of the Company was held on August 8, 2000.

          (b) The first item voted on was the election of Directors. Joseph E. Armstrong, Benton L. Becker, Edward W.T. Gray III, Robert D. Hatcher, Jr., Sanford E. McCormick, Shigemi Morita, Malcolm E. Ratliff and Allen J. Sweeney were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows:
6,264,102 votes for Joseph E. Armstrong and 1,094 withheld; 6,224,062 votes for Benton L. Becker and 41,134 withheld; 6,264,062 votes for Edward W.T. Gray III and 1,134 withheld; 6,245,102 votes for Robert D. Hatcher, Jr. and 20,094 withheld; 6,207,062 votes for Sanford E. McCormick and 58,134 withheld; 6,264,102 votes for Shigemi Morita and 1,094 withheld; 6,263,362 votes for Malcolm E. Ratliff and 1,834 withheld; and, 6,256,661 votes for Allen J. Sweeney and 8,535 withheld.

          (c) The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 2000. The results of the voting were as follows:

          6,250,236 votes for the resolution,
          4,000 votes against and
          10,960 votes abstained.

          A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated:     November 8, 2000        TENGASCO, INC.



                                   By: /s/ Robert M. Carter
                                       -----------------------------------------
                                         Robert M. Carter, President


                                   By: /s/ Mark A. Ruth
                                       -----------------------------------------
                                         Mark A. Ruth, Chief Financial Officer