Form 10KSB
period 2000-12-31
TENGASCO INC
filed 2001-03-30
CIK 1001614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 12 b-25

                          NOTIFICATION OF LATE FILING

SEC FILE NUMBER 0-20975
CUSIP NUMBER 88033R 20 5

(Check One):   /X/ Form 10-K    / / 20-F     / / Form 11-K
               / / Form 10-Q    / / Form N-SAR
                 For Period Ended: December 31, 2000

               / / Transition Report on Form 10-K
               / / Transition Report on Form 20-F
               / / Transition Report on Form 11-K
               / / Transition Report on Form 10-Q
               / / Transition Report on Form N-SAR
                 For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) on which the notification relates:

PART I -- REGISTRANT INFORMATION

         Tengasco, Inc.
--------------------------------------------------------------------------------
Full Name of Registrant


--------------------------------------------------------------------------------
Former Name if Applicable


         603 Main Avenue - Suite 500
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)


         Knoxville, TN 37902
--------------------------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

/X/ (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

/X/ (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

/ / (c) The accountant's statement or other exhibit required by Rule
        12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Registrant is unable to complete its financial statements in time to file by the April 2, 2001 filing date. The delay in completing the financial statements is due both the Registrant's inability to provide the Registrant's auditors with certain information and the auditor's inability to complete the financial statements within the required time period. It is expected that the audit will be completed shortly and the Form 10-KSB will be filed by the end of the extension period.

PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

    Kenneth N. Miller                            (212)            944-2200
    --------------------------------------   -------------   ------------------
                     (Name)                   (Area Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) been filed? If answer is no, identify report(s). /X/ Yes / / No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? /X/ Yes / / No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                 Tengasco, Inc.
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 29, 2001                            By: /s/ Robert M. Carter
                                                    ---------------------------
                                                        Robert M. Carter
                                                        President

                                   ATTACHMENT

     The Company's oil and gas revenues in 2000 increased to $5,241,076 as compared to $3,017,252 in 1999 resulting in an increase in revenues this past year of $2,223,824. Despite this increase in revenues, production costs and taxes in fiscal 2000 increased by only $49,482. Oil production in the Swan Creek Field increased from 21,964 barrels in 1999 to 47,281 barrels in 2000 as a result of drilling new wells in that field in 2000. Oil production in Kansas also increased from 113,758 barrels in 1999 to 143,949 barrels in 2000. Gas production in Kansas increased from 287,453 mcf in 1999 to 325,625 mcf in 2000. As a result of these increases in revenue, the Company's net loss in 2000 was $1,541,884 ($.20 per share of common stock) in 2000 compared to a net loss in 1999 of $2,671,923 ($0.34 per share of common stock). The Company's loss included $242,000 due to a one time charge incurred in the fourth quarter of 2000 as a result of options granted to consultants and counsel to the Company.