Form 10KSB
period 2000-12-31
TENGASCO INC
filed 2001-04-17
CIK 1001614

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)

       /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000 or

       / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to
_____________________.

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

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $5,241,076

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES (BASED ON THE CLOSING PRICE ON MARCH 16, 2001 OF $11.05): $74,876,258.

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.001 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (MARCH 16, 2001): 9,663,610

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           FORWARD LOOKING STATEMENTS

            The information contained in this Report, in certain instances, includes certain forward-looking statements. When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.

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

            Since 1995 the Company has acquired oil and gas leases on a total of approximately 49,000 acres, located in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee (collectively, the "Swan Creek Leases or Field").

            Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 30,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 were 273 wells, including 208 working wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The seller financing portion of the purchase price has been refinanced by Arvest United Bank of Oklahoma City, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principal and interest over a three year period. The Company is current in its obligations under this transaction.

            The Kansas Properties are currently producing approximately one million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas Properties at the present time is approximately $400,000 per month.

            The Company has drilled or has an interest in thirty wells in the Swan Creek field in Tennessee and presently has twenty four productive natural gas wells and six producing oil wells in this field. In July 1998 the Company completed the first phase ("Phase I") of its pipeline in the Swan Creek Field, a 23 mile pipeline made of 6 and 8 inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority ("TVA"), the Company was successful in utilizing TVA's right-of- way along its main power line grid from the Swan Creek Field to the Hawkins County Utility District located in Rogersville. The cost of constructing Phase I of the pipeline was approximately $4,200,000.

            The Company has now completed construction of the second phase ("Phase II") of its pipeline, an additional 28 miles of 8 and 12 inch pipeline extending from the terminus of the Company's existing Phase I pipeline to Eastman Chemical Company in Kingsport, Tennessee. Construction of Phase II of the pipeline cost approximately $6,800,000. Ceremonies marking the completion of construction were held in Kingsport, Tennessee on March 8, 2001 and were attended by over two hundred people, including the Hon. Don Sundquist, Governor of the State of Tennessee, the president of Eastman Chemical Company, and many state and local government officials. Deliveries of gas to the Holston Army Ammunition Plant at Kingsport, Tennessee began on April 4, 2001 and deliveries to Eastman Chemical Company are expected to commence on or before April 30, 2001.

            Currently the Company is producing and selling approximately 4,000 barrels of oil per month from the Swan Creek Field. Income from oil sales from the Swan Creek Field is approximately $ 80,000 per month.

            The Company will continue to conduct exploration and production activities to produce increased quantities of crude oil and natural gas. The principal markets for these commodities are local refining companies, major natural gas transmission pipeline companies, local utilities and private industry end-users.

HISTORY OF THE COMPANY

            The Company was initially organized under the laws of the State of Utah on April 18, 1916, under the name "Gold Deposit Mining & Milling Company." The Company subsequently changed its name to Onasco Companies, Inc. The Company was formed for the purpose of mining, reducing and smelting mineral ores.

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

            (iii) to change the name of the Company from "Onasco Companies, Inc." to "Tengasco, Inc."; and

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

            During 1996, the Company formed Tengasco Pipeline Corporation, a wholly-owned subsidiary, to manage the construction and operation of its pipeline, as well as other pipelines planned for the future.

GENERAL

      1.    THE SWAN CREEK FIELD

            Amoco Production Company ("AMOCO") during the late 1970's and early 1980's, after extensive geological and seismic studies, leased approximately 49,000 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, an area now referred to as the Swan Creek Field.

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

            The first well drilled by the Company in the Swan Creek Field, the Gary Patton #1 tested at 6.8 Mmcf of deliverable gas per day, making it the largest known tested well in the states of Tennessee, Kentucky and Virginia. The Company now has twenty four productive gas wells and six oil wells for a total of thirty wells. See, Item 2 "Description of Property."

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

            During the period from January 1, 1999 through March 23, 1999 Hawkins County Utility District took only 477 Mcf of gas from the Company. Although Hawkins County Utility District could take gas in greater quantities, it declined to do so. Pursuant to its original contract, it was not obligated to purchase any specific amount of gas. The contract with the Hawkins County Utility District was renegotiated and an Amendment Agreement was entered into on October 19, 1999 whereby the Hawkins County Utility District committed to take a minimum of 500 MCF and a maximum of 4,000 MCF of gas per day with an option to purchase up to an additional 3,000 MCF per day. Pursuant to this Agreement, the Hawkins County Utility District began purchasing gas from the Company as of November 2, 1999. Hawkins County has purchased relatively small quantities of gas the Company has blended from certain wells when such blended gas contains less than 4% nitrogen. Hawkins County's position is that it is not required to purchase contract volumes unless the nitrogen content is less than 4%, although the Company has demonstrated that its gas, with a nitrogen content of approximately 4.5% is interchangeable with 4% gas. Since November 2, 1999, Hawkins County Utility District has purchased 3,910 Mcf of gas (Mcf are units of one thousand cubic feet of gas). The Company stands ready to deliver additional quantities of gas, but there can be no assurances that Hawkins County will purchase additional quantities of gas.

            On November 18, 1999, the Company entered into an agreement with Eastman Chemical Company ("Eastman") which provides that the Company will deliver daily to Eastman's plant in Kingsport a minimum of the lesser of (i) 5,000 MMBtu's (MMBtu means one million British thermal units) or (ii) forty percent (40%) of the natural gas requirements of Eastman s plant and a maximum of 15,000 MMBtu's per day. Under the terms of the agreement, the Company has the option to install facilities to treat the delivered gas so that the total nonhydrocarbon content of the delivered gas is not greater than two percent (2%). This will allow the gas to be used in certain processes in the Eastman plant requiring low levels of nonhydrocarbons. If the Company elects to perform this option by installing additional facilities, the minimum daily amount of gas to be purchased by Eastman from the Company will increase to the lesser of
(i)10,000 MMBtu's or (ii) eighty percent (80%) of the natural gas requirements of Eastman's chemical plant.

            On March 27, 2000 the Company and Eastman signed an amendment to the agreement permitting the Company a further option with respect to the allowable level of nonhydrocarbons in the delivered gas. This amendment gives the Company the further option to tender gas without treatment, at a minimum volume of 10,000 MMBTU s per day, in consideration of which the Company agrees to accept a price reduction of five cents per MMBTU for the volumes per day between 5,000 and 10,000 MMBTU's per day under the pricing structure in place under the original agreement. The reduction of five cents on the second 5,000 MMBTU's per day price is more favorable to the Company than the options existing under the contract prior to this amendment. This price adjustment, while resulting in a decrease in revenues from the Eastman contract of approximately $90,000 per year, would also result in substantially less cost to the Company in meeting the requirements of the existing contract and allowing the Company to double Eastman's minimum daily purchase to 10,000 MMBTU's per day. The option provided under the amendment would have the immediate effect of increasing the minimum quantity under the original agreement to the higher quantity stated above without the need for the Company to elect to install some or all of the treatment facilities as was required under the original agreement. The March 27, 2000 amendment also provides that in the event Eastman determines that the processes requiring low nitrogen gas fail to operate satisfactorily with the gas provided to them by the Company pursuant to the amendment, then Eastman may give written notice to the Company to begin installation of facilities under the agreement as it existed prior to the amendment and complete same within eighteen (18) months of such written notice.

            Under the agreement as amended March 27, 2000, Eastman will pay the Company the index price plus $0.10 for all natural gas quantities up to 5,000 MMBtus delivered per day, the index price plus $0.05 for all quantities in excess of 5,000 MMBtus per day and the index price for all quantities in excess of 15,000 MMBtu's per day. The index price means the price per MMBtu published in McGraw-Hills Inside F.E.R.C's Gas Market Report equal to the Henry Hub price index as shown in the table labeled Market Center Spot Gas Prices. This index price ranged from $9.91 per MMBtu in January, 2001 to $5.35 per MMBtu in April, 2001.

            The agreement with Eastman is for a term of twenty years and will be automatically extended, if the parties agree, for successive terms of one year. The initial term of the agreement commences upon the Company's completion of construction of Phase II of its pipeline and connection to Eastman's facilities and once commercial operation of that facility is approved. Pursuant to its agreement with Eastman, completion of construction of Phase II of the pipeline was originally to be made by December 31, 2000. However, Eastman subsequently agreed to extend the completion date of construction to March 31, 2001.

            In April 2000, the Company commenced construction of Phase II of the pipeline. When the pipeline was completed on March 8, 2001, the Company had laid an additional 28 miles of 5 inch and 12 inch pipeline at a cost of approximately $6,800,000 extending its pipeline from a point near the terminus of Phase I and connecting to an existing pipeline and meter station at Eastman's chemical plant. The completed pipeline extends 60 miles from the Company's Swan Creek Field to Kingsport, Tennessee. The Company is ready to commence deliveries of gas to Eastman. The Company has been advised by Eastman that although the Company's gas has been tested and the quality of gas is acceptable for initial deliveries under the agreement, Eastman encountered technical problems in adjusting its metering equipment for initial deliveries and that final adjustments and additions to Eastman's meters are being concluded and that Eastman expects to take initial deliveries as soon as such adjustments and additions to its equipment are concluded. Based on these representations from Eastman, the Company expects deliveries to Eastman to begin on or before April 30, 2001.

            On January 25, 2000, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("Tengasco Pipeline"), signed a franchise agreement to install and operate new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District has no existing natural gas facilities and the system to be installed by Tengasco Pipeline will initially extend to schools and small customers, and will be gradually expanded over time to serve as many of the

6,900 residents of the County as is economically possible. Tengasco Pipeline will purchase gas from the Company on behalf of the District and it will be resold at an average retail price of about $8.00 per thousand cubic feet. Under the franchise agreement, which has an initial term of ten years and may be renewed for an additional ten years, Tengasco Pipeline will receive 95% of the gross proceeds of the sale of gas for its services under the agreement. In June, 2000, Tengasco Pipeline began installation of the necessary facilities to begin to serve up to 1,500 residential and industrial consumers in the City of Sneedville, county seat of Hancock County. The Company's existing eight inch main line from its Swan Creek Field passes through the city limits of Sneedville. A one-half mile of interconnecting pipeline from the Company's existing pipeline was installed, as well as an additional four miles of pipeline as the initial phase of the distribution system. The construction was completed and initial volumes of gas into the system from the Swan Creek field occurred on December 27, 2000. The cost of construction of these facilities was approximately $133,000. Upon enactment of initial rate schedules by the Powell Valley Utility District, initial sales began in January, 2001 to a small number of residential and small commercial customers. Tengasco Pipeline has contracted with the City of Sneedville to conduct billing and installation activities in connection with the day to day operation of this system. At this time, no gas sales agreements for large volume or base load sales have been signed and there can be no assurances that such agreements will be signed and if signed, it is not possible to predict when such sales may begin or what the overall volumes of gas sold may be.

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

            On February 13, 2001 the Company and The University of Tennessee signed a Memorandum of Agreement concerning cooperation between them in the use of vibreosis seismic equipment, primarily a large vibrator truck, owned by the University that is to be used in the Company's exploration program. Under the agreement, the Company is entitled to use the equipment in exchange for performing required routine expert maintenance and upkeep on the University's equipment, the cost of which exceeds the University's available resources. The

University-owned truck is identical to two trucks owned by the Company and used in its seismic exploration program.

            On March 30, 2001, the Company signed a contract to supply natural gas to BAE SYSTEMS Ordnance Systems Inc.("BAE SYSTEMS"), operator of the Holston Army Ammunition Plant in Kingsport, Tennessee for a period of twenty years. Natural gas is used at the Holston Army ammunition facility to fire boilers and furnaces for steam production and process operations utilized in the manufacture of explosives by BAE SYSTEMS for the United States military. Delivery of natural gas by the Company to the Holston facility utilizing the Company's recently completed intrastate pipeline began at 8:00 AM on Wednesday, April 4, 2001. Under the agreement, BAE SYSTEMS' daily purchases of natural gas will be between
1.8 million and 5 million cubic feet, and volume could increase significantly over the life of the agreement as BAE SYSTEMS conducts additional operations at the Holston facility. The contract calls for a price based on the monthly published index price for spot sales of gas at the Henry Hub plus five cents per MMBTU in the same manner as the price is calculated in the contract between the Company and Eastman. At the maximum volumes and with the current market price of gas, the contract with BAE SYSTEMS represents an annual gross revenue to the Company of about $9.54 million and over $190.8 million over the life of the agreement

            The contract with BAE SYSTEMS provides that the minimum and maximum volumes are subject to availability of gas after sales are made by the Company to Eastman at the maximum volume stated in the existing contract with Eastman on March 30, 2001 which is 15,000 MMBtu's per day or about 15 million cubic feet. The Company anticipates that this provision of the agreement will not be invoked because the deliverability of gas from its wells in the Swan Creek Field is sufficient to provide the volumes necessary to fulfill both the Eastman and BAE SYSTEMS agreements.

            The Company will be the sole supplier of natural gas to BAE SYSTEMS under this agreement and the Company has the only gas pipeline located on the grounds of the 6,000- acre Holston facility. A portion of the Holston facility is being developed by BAE SYSTEMS as the new Holston Business and Technology Park which will serve as a location for additional commercial and industrial customers. The Company's presence at the Holston Business and Technology Park will provide the availability of gas service to other customers and is considered by BAE SYSTEMS to be an important factor in the development of the Park, as well as the source of potential new customers for the Company.

      2.    THE KANSAS PROPERTIES

            The Company, as of December 31, 1997 acquired the Kansas Properties which presently includes 134 producing oil wells and 51 producing gas wells in the vicinity of Hays, Kansas and a gathering system including 50 miles of pipeline. The aggregate production for the Kansas Properties at present is approximately one million cubic feet of gas and 400 barrels of oil per day. Revenue for the Kansas Wells is approximately $400,000 per month.

            The Company has hired a full time geologist in Kansas to oversee operations in the Kansas Properties. The Company plans to drill between five and ten new wells in Ellis and Rush Counties, Kansas on its existing leases during this next fiscal year in response to drilling activity in the area establishing new areas of production. The Company is also engaged in gathering for a fee the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines. The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own production through drilling these additional wells.

            In addition, there are several capital development projects that are available with respect to the Kansas Properties which include recompletion of wells and major workovers to increase current production. These projects when completed may increase production in Kansas. Management, however, has made the decision to not perform this work at the present time, as the Company does not presently have the funds necessary to perform these projects. It will however, reconsider its decision if such funds become available through the Company's operations or other sources of financing.

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

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

            The Company will conduct exploration and production activities to produce crude oil and natural gas. The principal markets for these commodities are local refining companies, local utilities and private industry end users, which purchase the crude oil, and local utilities, private industry end users, and natural gas marketing companies, which purchase the natural gas.

            Gas production from the Swan Creek field can presently be delivered through the Company's completed pipeline to the Powell Valley Utility District in Hancock County, the Hawkins County Gas Utility, and Eastman Chemical Company in Sullivan County, as well as other industrial customers in the Kingsport area. The Company has acquired all necessary regulatory approvals and 100% of necessary property rights for the pipeline system. The Company's pipeline will not only provide transportation service for gas produced from the Company's wells, but will provide transportation of gas for small independent producers in the local area as well. Direct sales could also be made to some local towns, industries and utility districts.

            Now that the pipeline has been completed, management believes that it will be able to sell all of its daily natural gas production from the Swan Creek Field. The Company anticipates that a sufficient quantity of crude oil or natural gas will be produced from the Swan Creek Field to supply the Company's customers and make the Company profitable.

            Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil is sold to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays. National Cooperative is solely responsible for transportation of the oil it purchases whether by truck or pipeline. There is a limited market in the area and the only other purchaser of crude oil is EOTT Energy Operations Ltd.

RESERVE ANALYSES

            Ryder Scott Company of Houston, Texas ("Ryder Scott") has performed reserve analyses of all the Company's productive leases. Ryder Scott and its employees and its registered petroleum engineers have no interest in the Company or IRC, and performed these services at their standard rates. The net reserve values used hereafter were obtained from a report dated March 28, 2001 prepared by Ryder Scott. In substance, the report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Ryder Scott. The net reserve values in the Ryder Scott Report were adjusted to take into account the working interests that have been sold by the Company in various wells in the Swan Creek Field. See, "Item 2 - Description of Property." The report of Ryder Scott provides that the net proved reserves for wells in the Swan Creek Field is 54,572 MMCF of natural gas and 569,774 barrels of oil. According to the Ryder Scott Report, discounting the net reserve values by 10% results in a present value as of December 31, 2000 of $443,367,924 before taxes and $430,066,886 after taxes for the Swan Creek Field.

            The reserves analysis performed by Ryder Scott Company for the Swan Creek field resulted in a decrease in the stated dollar value of the reserves of that field from the reserve analysis previously performed for the Company by Coburn Engineering of Tulsa, Oklahoma. This decrease in the stated dollar value of the reserve analysis was due to the fact that Ryder Scott utilized more conservative assumptions in its analysis in three primary respects. First, Ryder Scott assumed that the gas wells in the Swan Creek field would drain a smaller area per well based on the permeability of the structure. Second, Ryder Scott assumed that due to the complicated geology of the structure, certain oil zones in Swan Creek field may not be in communication with producing oil zones, and therefore did not classify those zones as proven undeveloped reserves for valuation purposes at this time. Finally, economic projections by Ryder

Scott of production rates used in the valuation process of the reserves were more conservative than those utilized by Coburn Engineering. The Company recognizes that varying levels of assumptions can be made in rendering an analysis of reserves and believes that the more conservative assumptions utilized by Ryder Scott are within the parameters customarily utilized in the analysis of reserves by companies performing reserve analysis. The Company also notes that Ryder Scott Company is well known in the oil and gas industry and by financial institutions throughout the United States and enjoys a reputation of being one of the preeminent firms engaged in performance of reserve analysis.

            Ryder Scott also performed a reserve analysis of the Kansas Properties. The net reserve values used hereafter were also obtained from the Ryder Scott Report dated March 28, 2001. According to the Ryder Scott Report, discounting the net reserve values by 10% results in a present value as of December 31, 2000 of $54,419,609 before taxes and $54,307,992 after taxes for the Kansas Properties.

            The Company believes that the reserve analysis reports prepared by Ryder Scott for the Company for the Swan Creek Field and Kansas Properties provide an essential basis for favorable consideration and review of the Company's producing properties by all potential industry partners and all financial institutions across the country. It is standard in the industry for reserve analyses such as these to be used as a basis for financing of drilling costs. Reserve analyses, however, are at best speculative, especially when based upon limited production; no assurance can be given that the reserves attributed to these leases exist or will be economically recoverable. The result of any reserve analysis is dependent upon the forecast of product prices utilized in the analysis which may be more or less than the actual price received during the period in which production occurs.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

            Crude oil is normally distributed in Tennessee by tank truck and natural gas is distributed and transported via pipeline.

            On September 3, 1999,the Company entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations are to be mutually agreed upon. Net revenue will be 81.25% to Miller and the Company will transport Miller's gas for a fee. See,
Item 2 "Description of Property."

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

            Its principal competitors in the State of Tennessee are Ashland Oil and Miller Services. In the area of the Company's pipeline, the Company is in a favorable position since it owns the only pipeline within a 20 mile radius. Within that area, the Company owns leases on approximately 49,000 acres.

            There are numerous producers in the area of the Kansas Properties. Some are larger and some smaller than the Company. However, management expects that it will be able to sell all of the gas and oil that the Kansas Properties produce.

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

            The prices of the Company's products are controlled by the world oil market and the United States natural gas market; thus, competitive pricing behaviors are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Management believes that the Company is well-positioned in these areas because of the transmission lines that run through and adjacent to the properties leased by the Company and because the Company holds relatively large acreage blocks in what management believes are promising areas.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

            The Company is presently dependent upon a small number of customers for the sale of production of gas from the Swan Creek Field, principally Eastman Chemical Company, and other industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

            Natural gas from the Kansas Properties is delivered to Kansas-Nebraska Energy, Inc. in Bushton, Kansas. At present, crude oil from the Kansas Properties is being trucked and transported through pipelines to the National Cooperative Refining Association in McPherson, Kansas, 120 miles from Hays, Kansas. National Cooperative is solely responsible for transportation of products whether by truck or pipeline. There is a limited market in the area and the only other purchaser of crude oil is EOTT Energy Operations Ltd. The Company, however, anticipates that it will be able to sell all of the oil and gas produced from the Kansas Properties.

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

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

            None of the principal products offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. See, "Effect of Existing or Probable Governmental Regulations on Business" below in this section.

            The transportation service offered by Tengasco Pipeline Corporation is subject to regulation by the Tennessee Regulatory Authority to the extent of certain construction, safety, tariff rates and charges, and nondiscrimination requirements under state law. These requirements are typical of those imposed on regulated utilities. Tengasco Pipeline Corporation has been granted a certificate of public convenience and necessity to operate as a pipeline utility in Hancock, Hawkins, and Claiborne counties, Tennessee. In addition, Tengasco Pipeline Corporation was authorized to construct and operate the portion of Phase II of its pipeline to Eastman Chemical Company by resolution of the City of Kingsport in May, 2000. This resolution was approved by the Tennessee Regulatory Authority as required by state law. All approvals for the Company's pipeline have been granted.

            The City of Kingsport, Tennessee has also enacted an ordinance dated June 6, 2000 granting to Tengasco Pipeline Corporation a franchise for twenty years to construct, maintain and operate a gas system to import, transport, and sell natural gas to the City of Kingsport and its inhabitants, institutions and businesses for domestic, commercial, industrial and institutional uses. This ordinance and the franchise agreement it authorizes also require approval of the Tennessee Regulatory Authority under state law. Now that the pipeline to Eastman Chemical has been completed, Tengasco Pipeline and the City of Kingsport will initiate the required approval process for the ordinance and franchise agreement. Although the Company anticipates that regulatory approval will be granted, there can be no assurances that it will be granted, or that such approval may be granted in a timely manner, or that such approval may not be limited in some manner by the Tennessee Regulatory Authority as is expressly permitted under state law.

            Tengasco Pipeline Corporation presently has all required tariffs and approvals necessary to transport natural gas to all customers of the Company. See, "Effect of Existing or Probable Governmental Regulations on Business" below in this section.

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

            As part of the Company's purchase of the Kansas Properties it acquired a statewide permit to drill in Kansas. Applications under such permit are applied for and issued within one- two weeks prior to drilling. At the present time, the State of Kansas does not require the posting of a bond either for permitting or to insure that the Company's wells are properly plugged when abandoned. All of the wells in the Kansas Properties have all permits required and are in compliance with the laws of the State of Kansas.

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

            The Company's Board of Directors adopted resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan was adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office and the home telephone numbers of key personnel. A list is maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

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

RESEARCH AND DEVELOPMENT

            The Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of conducting seismic surveys on the lease blocks. This work will be performed by the Company's full time geologist and other employees and will not have a material cost of anything more than standard salaries.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

            See, "Effect of Existing or Probable Governmental Regulations on Business" set forth above in this section.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

            The Company presently has forty one full time employees and no part-time employees.


ITEM 2. DESCRIPTION OF PROPERTY

PROPERTY LOCATION, FACILITIES, SIZE AND NATURE OF OWNERSHIP

            The Company's Swan Creek Leases are on approximately 49,000 acres in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee. The initial terms of these leases vary from one to five years. Many of them can be extended at the option of the Company by payment of annual rent. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing the Swan Creek Leases. See "Description of Business" - "General" above.

            Morita Properties, Inc., an affiliate of one of the Company's Directors, Shigemi Morita, currently has a 25% working interest in nine of the Company's existing wells, and a 50% working interest and 6% working interest in two of the Company's other existing wells. In addition, to those interests, Morita Properties, Inc. previously owned a 25% working interest in three of the Company's other existing wells and 12.5% working interest in another of the Company's wells which it subsequently sold. See Item 12 -"Certain Relationships and Related Transactions" - "Transactions with Management and Others."

            An individual who is not an affiliate of the Company purchased 25% working interests in two other wells, the Stephon Lawson No. 1 and the Patton No. 1. All of these wells are located in the Swan Creek Field.

            Another individual has a 29% revenue interest in the Laura Jean Lawson No. 3 well, also located in the Swan Creek Field, by virtue of having contributed her unleased acreage to the drilling unit and paying her proportionate share of the drilling costs of the well. The Company was obligated to allow that individual to participate on that basis in accordance with both customary industry practice and the requirements of the procedures of the Tennessee Oil and Gas Board in a forced pooling action brought by the Company to require the acreage to be included in the unit so that the well could be drilled. The forced pooling procedure was concluded by her contribution of acreage and agreement to pay proportionate share of drilling costs.

            The Company has also entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations are to be mutually agreed upon.

Net revenue will be 81.25% to Miller and the Company's subsidiary Tengasco Pipeline will transport Miller's gas. The Company reserves all offset locations to wells drilled under the farmout agreement. A total of four wells have been drilled under the farmout agreement. The Company acquired back from Miller a 50% working interest from Miller in three of those four wells in addition to its rights under the farmout agreement.

            Other than the working interests described or referred to in this Item, the Company retains all other working interests in wells drilled or to be drilled in the Swan Creek Field.

            Working interest owners in oil and gas wells are entitled to market their respective shares of production to purchasers other than purchasers with whom the Company has contracted. Absent such contractual arrangements being made by the working interest owners, the Company is authorized but is not required to provide a market for oil or gas attributable to working interest owners' production. At this time, the Company has not agreed to market gas for any working interest owner. If the Company does agree to market gas for working interest owners to the Company's customers, the Company will have to agree, at that time, to the terms of such marketing arrangements and it is possible that as a result of such arrangements, the Company's revenues from such customers may be correspondingly reduced. If the working interest owners make their own arrangements to market their natural gas to other end users along the pipeline which have been served by East Tennessee Natural Gas, an interstate pipeline, such gas would be transported through the Company's wholly owned subsidiary Tengasco Pipeline at published tariff rates. The current published tariff rate is for firm transportation at a demand charge of five cents per MMBTU per day plus a commodity charge of $0.80 per MMBTU. If the working interest owners do not market their production, either independently or through the Company, then their interest will be treated as not yet produced and will be balanced either when marketing arrangements are made by such working interest owners or when the well ceases to produce in accordance with customary industry practice.

            The Kansas Properties acquired from AFG contain 138 leases totaling 32,158 acres in the vicinity of Hays, Kansas. The original term on these leases was from 1 to 10 years and in most cases has expired, however, most leases are still in effect because they are being held by production. The Company maintains a 100% working interest in most wells. The leases provide for a landowner royalty of 12.5%. Some wells are subject to an overriding royalty interest from 0.5% to 9%.

            The Company leases its principal executive offices, consisting of approximately 5,647 square feet located at 603 Main Avenue, Suite 500, Knoxville, Tennessee, at a monthly rent of $4,705.83. The Company also leases a field office in Sneedville, Tennessee at a rental of $500 per month, an office in Hays, Kansas at a rental of $500 per month and an office in New York City at a rental of $2,600 per month.

            In addition, the Company has drilling equipment and vehicles which it acquired from IRC. All of this equipment is in satisfactory operating condition. The securities which the Company acquired from IRC were sold during 1996 for $250,000. On November 1, 2000, the

Company purchased an Ingersoll Rand RD20 drilling rig and related equipment from Ratliff Farms, Inc., an affiliate of Malcolm E. Ratliff, Chief Executive Officer and Chairman of the Board of Directors of the Company. See Item 12, "Certain Relationships and Related Transactions" - "Transactions with Management and Others."

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

ITEM 3. - LEGAL PROCEEDINGS

            Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

            2.    TENGASCO PIPELINE CORPORATION V. JAMES E. LARKIN AND KATHLEEN
A. O CONNOR, No. 4929J in the Circuit Court for Hawkins County, Tennessee. This is a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a temporary construction easement and permanent right of way to maintain and operate a portion of Phase I of the Company's pipeline in Hawkins County, Tennessee. The court granted an order of possession to the Company in January, 1998 and the pipeline has been constructed across approximately 3,000 feet of the property concerned in a rural and very steep locale. The Company has had the right of way appraised at $4,000. The landowners, Mr. Larkin and Kathleen A. O Connor who both live on the property, contest the appraised value of the property and claim incidental damages to certain fish ponds located on their property. The landowners, despite a lack of evidence of any fish raising or aquaculture business actually being or having been operated on the premises or of any actual losses to such business, have counterclaimed for $867,585 in compensatory damages and $2.6 million in punitive damages arising from trespass and other legal theories. The Court required the parties to attempt to mediate this dispute and the mediation occurred in December, 2000. The parties were unable to reach a mediated settlement and the matter is expected to go to trial in the summer or fall of 2001. The discovery conducted to date has not disclosed any facts that reasonably suggest any likelihood of a substantial adverse result in this matter, and the Company intends to vigorously defend the allegations of the counterclaim which appear to be without any credible basis.

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

            The range of high and low prices for shares of common stock of the Company during the fiscal years ended December 31, 1999 and December 31, 2000 are set forth below.

                                                           BID
                                                           ---
                                                   HIGH            LOW
                                                   ----            ---

For the Quarters Ending

March 31, 2000                                     10.375          7.00

June 30, 2000                                      10.00           7.00

September 30, 2000                                 10.00           7.75

December 31, 2000                                  14.75           8.00


March 31, 1999                                      6.875          4.50

June 30, 1999                                      10.125          5.50

September 30, 1999                                  9.125          5.75

December 31, 1999                                  14.375          3.50


HOLDERS

            As of March 15, 2001, the number of shareholders of record of the Company's common stock was 395, and management believes that there are approximately 1,800 beneficial owners of the Company's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

            The following tables provide information with respect to the sale of all "unregistered" and "restricted" securities sold by the Company during the past three years, which were not registered under the 1933 Act:

COMMON STOCK

                                              DATE    NUMBER OF     AGGREGATE
NAME OF OWNER                               ACQUIRED    SHARES    CONSIDERATION
----------------                            --------  ---------   -------------

Habbersett, William C. TTEE UTD
9/1/94                                        1/5/98     2,303    $   21,970.62
Hauser, Janice                               1/21/98     3,008    $   20,000.00
Mertins, Janelle                             1/21/98    10,000    $   77,500.00

Spoonbill, Inc.                              1/29/98    50,000    $  350,000.00
Ueshima, Takeshi                              2/5/98     6,494    $   50,000.00
Mobarak, Heather L.                          2/12/98       500    $    4,000.00
Smithers, Charles F., Jr.                     2/12/98    6,250    $   50,000.00
Eisert, Anthony & Marie                      2/25/98     2,857    $   20,000.00
Presnell, Joe                                2/25/98     1,000    $    6,650.00
L'Hussier, Harold                             3/3/98     1,594    $   11,715.90
Esrick, Ralph Trust                          3/10/98     1,000    $    7,170.00
Seevers, Larry                               3/10/98     1,504    $   10,000.00
Weeks, Everette, J.                          3/10/98       500    $    3,590.00
Stern, William TTEE                           4/7/98    10,000    $   70,000.00
Stern, William TTEE                           4/9/98     5,000    $   35,000.00
Morita, Shegemi                              4/10/98     7,400    $   37,000.00
Honeycutt, Robert M.                         4/16/98       100    $      639.00
Astuto, Angelo                               4/22/98       500    $    3,590.00
Astuto, Laura J.                             4/22/98       500    $    3,590.00
Giresi, Mary E.                              4/22/98     2,000    $   14,360.00
Nikovits, John L.                            4/22/98     1,000    $    7,180.00
Pych, Barbara M.                             4/22/98     1,000    $    7,180.00
Pych, Gregory L.                             4/22/98     2,000    $   14,360.00
Pych, Joseph                                 4/22/98     1,250    $    8,975.00
Pych Joseph R.                               4/22/98     1,000    $    7,180.00
Pych, Robert F.                              4/22/98     1,000    $    7,180.00
Pych, Cynthia M.                             4/24/98     2,000    $   14,360.00
Presnell, Joe                                4/28/98     1,000    $    6,430.00
Harbert, Bill L.                             4/30/98    40,000    $  262,800.00
Adams, Stanley & Sharon E.                    5/4/98    10,000    $   71,300.00
Keller, James & Shirley                       5/4/98     4,000    $   28,520.00
Moor, John                                    5/4/98     1,000    $    7,130.00
Padron, Ramon                                5/13/98     1,000    $    7,350.00
Fujita, Eiji                                 5/18/98    21,097    $  150,000.00
Koshi, Junichiro                             5/18/98     2,628    $   20,000.00
Cajigas, Arthur & Hidako                     5/21/98     1,143    $   10,000.00
Kiryu, Hironori                              5/26/98     1,406    $   10,000.00
Mori, Masahiko                               5/28/98     7,032    $   50,000.00
Synap Corp.                                  5/29/98     9,143    $   80,000.00
Fujii, Daisuke                                6/1/98     1,406    $   10,000.00
Ura, Yukari                                   6/2/98     1,406    $   10,000.00
Harbert, Bill L.                             6/11/98    75,414    $  497,441.00
Burklow, Jim                                 6/15/98     1,000    $    7,780.00
Presnell, Joe                                6/15/98     1,000    $    7,000.00
Carter Daryl M.                               7/2/98     1,500    $   10,500.00
Carter, Maury L.                              7/2/98     3,500    $   24,500.00
Kobayashi, Shungo                             7/2/98     1,429    $   10,000.00

Nagashima, Tsuyoshi                          7/22/98     1,429    $   10,000.00
Kitaoka, Yukiki                              7/31/98     1,429    $   10,000.00
Yoshida, Teruni                              7/31/98     1,429    $   10,000.00
Carvajah, Rose Marie                          9/1/98       250    $    1,750.00
Harris, Rona                                  9/1/98       500    $    3,500.00
Mintzer, Dorothy                              9/1/98       500    $    3,500.00
Sherbal, Rose                                 9/1/98       500    $    3,500.00
Warhaft, Terri                                9/1/98       500    $    3,500.00
Spoonbill, Inc.                               9/2/98    50,000    $  250,000.00
Harbert, Bill L.                            10/22/98   150,200    $  488,150.00
Stanley, David G. TTEE                       12/8/98     5,000    $   23,750.00
Houlihan, Smith & Co., Inc.                   1/4/99     2,143    $   15,000.00
Spoonbill, Inc.                               1/6/99   140,000    $  700,000.00
Wayne H. Gillis                               1/6/99    12,016    $   39,052.00
Silva, Anthony                               1/26/99    20,000    $  100,000.00
Morita, Shegemi                              1/29/99    20,000    $  100,000.00
Silva, Anthony                                3/8/99    22,300    $  100,350.00
Keeler, Richard & Rita, JTWROS               3/22/99     2,000    $    9,000.00
Nishiwaki, Nick S.                           3/23/99    40,000    $  180,000.00
Spoonbill, Inc.                              3/23/99    20,000    $   90,000.00
AHS & Associates                             3/26/99     5,625    $   22,500.00
Harbert, Bill L.                              4/5/99   125,000    $  500,000.00
Houlihan, Smith & Co., Inc.                  5/24/99     2,000    $   10,000.00
Nishiwaki, Yasuko                            6/30/99    20,000    $  100,000.00
Silva, Anthony                                8/5/99    50,000    $  300,000.00
Spoonbill, Inc.                               8/5/99    40,000    $  200,000.00
Nishiwaki Yasuko                             8/30/99    20,000    $  100,000.00
Smithers, Anne H.                             9/3/99     4,500    $   25,020.00
Tanaka Memorial Foundation                   9/17/99     9,000    $   50,040.00
Wenger, Virgil E.                            9/20/99    20,000    $  117,000.00
Artola Company Ltd.                          9/20/99    17,986    $  100,000.00
Spoonbill, Inc.                              9/24/99    50,000    $  250,000.00
Smithers Benefit Plans                      10/21/99    11,000    $   61,000.00
Spoonbill, Inc.                             10/25/99    50,000    $  250,000.00
Spoonbill, Inc.                             10/25/99    50,000    $  250,000.00
Keller, James & Shirley                      12/3/99     2,000    $    7,000.00
Spoonbill, Inc.                             12/29/99    50,000    $  250,000.00
LCMS Foundation                             12/30/99     8,200    $   50,020.00
A.D. Tengo Partnership, LLC                 12/30/99       820    $    5,002.00
Akos, Stephen & Cynthia                     12/30/99       820    $    5,002.00
Stern, William M. TTEE/WMS RLT              12/30/99       820    $    5,002.00
Stern, William M. TTEE/Gutman #2            12/30/99       820    $    5,020.00
Cipponeri, Jerome                           12/30/99       820    $    5,002.20
Spoonbill, Inc.                              1/19/00    37,500    $  300,000.00

Spoonbill, Inc.                              2/10/00    27,397    $  200,000.00
Akos, Stephen & Cynthia                      2/16/00    15,373    $   95,000.00
Akos, Stephen & Cynthia                       4/3/00       820    $    5,000.00
A.D. Tengo Partnership, LLC                   4/3/00       820    $    5,000.00
Cipperoni, Jerome                             4/3/00     1,640    $   10,000.00
Devereux, Robert L. & Mary O.                 4/3/00     1,640    $   10,000.00
RKY Partnership, LLC                          4/3/00     1,640    $   10,000.00
S&K Partnership                               4/3/00    18,033    $  110,000.00
Stern, William M. TTEE/RLT 7/9/92             4/3/00       820    $    5,000.00
Stern, William M.  TTEE, Gutman
GRAT #2                                       4/3/00       820    $    5,000.00
Cipponeri, Jerome                             4/5/00     8,818    $   50,000.00
Spoonbill, Inc.                              5/24/00    82,645    $  500,000.00
Spoonbill, Inc.                              6/14/00    52,632    $  300,000.00
Intermark Gillis                             6/19/00     1,536    $   12,000.00
Akos, Stephen & Cynthia                       7/7/00       817    $    5,000.00
A.D. Tengo Partnership, LLC                   7/7/00       817    $    5,000.00
Cipponeri, Jerome                             7/7/00     1,634    $   10,000.00
Devereux, Robert L. & Mary O.                 7/7/00     1,634    $   10,000.00
RKY Partnership, LLC                          7/7/00     1,634    $   10,000.00
S&K Partnership                               7/7/00     2,451    $   15,000.00
Stern, William M. TTEE/RLT 7/9/92             7/7/00       817    $    5,000.00
Stern, William M. TTEE, Gutman
GRAT #2                                       7/7/00       817    $    5,000.00
Intermark Gillis                             7/10/00       768    $    6,000.00
Intermark Gillis                              8/4/00       768    $    6,000.00
Bill L. Harbert                              8/14/00    70,000    $  490,000.00
Bill L. Harbert                              8/16/00    50,000    $  350,000.00
Bill L. Harbert                              8/18/00    25,000    $  175,000.00
Tanaka Memorial Foundation                   8/29/00     7,143    $   50,001.00
Anthony Silva                                8/31/00     5,100    $   35,700.00
Intermark Gillis                             9/27/00     1,536    $   12,000.00
A.D. Tengo Partnership, LLC                  9/29/00       817    $    5,000.00
Akos, Stephen & Cynthia                      9/29/00       817    $    5,000.00
Cipponeri, Jerome                            9/29/00     1,634    $   10,000.00
Devereux, Robert L. & Mary O.                9/29/00     1,634    $   10,000.00
RKY Partnership                              9/29/00     1,634    $   10,000.00
S&K Partnership                              9/29/00     2,451    $   15,000.00
Stern, William M. TTEE/RLT 7/9/92            9/29/00       817    $    5,000.00
Stern, William M. TTEE/Gutman
GRAT #2                                      9/29/00       817    $    5,000.00
Goda, Shin-Ichiro                            10/5/00    14,286    $  100,002.00
AEB Properties, Inc.                        10/17/00     8,784    $   65,000.00
Intermark Gillis                             11/2/00       768    $    6,000.00

Harbert, Bill L.                            11/14/00   100,000    $  700,000.00
Nishiwaki, Yasuko                            12/5/00   173,611    $1,250,000.00
Intermark Gillis                             12/7/00       768    $    6,000.00
Kenny Securities                            12/22/00    20,715    $  180,013.00
A.D. Tengo Partnership                      12/28/00       817    $    5,000.00
Akos, Stephen & Cynthia                     12/28/00       817    $    5,000.00
Cipponeri, Jerome                           12/28/00     1,634    $   10,000.00
Devereux, Robert L. & Mary O.               12/28/00     1,634    $   10,000.00
JFB Joint Venture                           12/28/00       817    $    5,000.00
RKY Partnership, LLC                        12/28/00     1,634    $   10,000.00
S&K Partnership                             12/28/00     2,451    $   15,000.00
Stern, William M. TTEE/RLT 7/9/92           12/28/00       817    $    5,000.00



Series A 8% cumulative Convertible Preferred Stock ($100.00 per share)


                                              DATE    NUMBER OF     AGGREGATE
NAME                                        ACQUIRED    SHARES    CONSIDERATION
----------------                            --------  ---------   -------------

Harding, Neal                               10/30/98      2950    $2,950,000.00
Cipponeri, Jerome                           10/30/98       500    $   50,000.00
Kenny Vernon & Rosemary                     10/30/98      1300    $  130,000.00
Gorman, Robert & Anne                       10/30/98      1000    $  100,000.00
Cregan, John D                              10/30/98       500    $   50,000.00
Stern, William M, TTEE                      10/30/98       750    $   75,000.00
Hall, Kelly                                 12/30/98      1000    $  100,000.00
Stern, William, TTEE
William Stern Rev. Living Tr. DTD
7/7/92                                       4/13/99       600    $   60,000.00
Harding, Neal                                4/14/99      3035    $  303,500.00
Herligy Shannon Shay                         4/14/99       324    $   32,400.00
Kenny, Vernon & Rosemary
JT/WROS                                      4/14/99      1200    $  120,000.00
Kollinger, Peter TTEE                        4/20/99      1020    $  102,000.00
Colson, William and Anita                    6/10/99       710    $   71,000.00
Harding, Neal                                7/30/99      5000    $  500,000.00
Artola Company Limited                       1/21/00      2000    $  200,000.00
Harbert, Bill L.                              2/4/00      5000    $  500,000.00
Gray, Edward W.T. III                         2/7/00      3000    $  300,000.00

Series B 8% cumulative Convertible Preferred Stock ($100.00 per share)



                                              DATE    NUMBER OF     AGGREGATE
NAME                                        ACQUIRED    SHARES    CONSIDERATION
----------------                            --------  ---------   -------------

McGowan, Edward                               9/5/00      1000    $  100,000.00
Dolphin Offshore Partners, L.P.               9/5/00      9000    $  900,000.00

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            With the completion of its 60 mile pipeline and the flow of gas through the pipeline, the Company will be able to deliver its gas to Eastman, BAE SYSTEMS at the Holston Army Ammunition Plant and other customers in the Kingsport area and anticipates being able to sell substantially all of its natural gas production from the Swan Creek Field. The Company anticipates that its agreement with Eastman will require Eastman to purchase a minimum of 10,000 MMBTU of gas per day. The Company expects deliveries to Eastman to begin on or before April 30, 2001. Deliveries of natural gas to BAE SYSTEMS at the Holston facility commenced on April 4, 2001 and the Company anticipates that purchases under that agreement will be 1,800 MMBTU of gas per day.

            The completion of the pipeline will also allow the Company to focus on its drilling program on the Swan Creek leases and continue the development of that field. The existence of substantial deposits of hydrocarbons (oil and/or gas) in the Swan Creek structure (i.e. the rock formation beneath the surface) is confirmed by the following facts:

            (1) The Swan Creek structure is located in an area known as the Eastern Overthrust Belt which is an area with numerous faults. A fault is an area where geologic plates overlap. The Eastern Overthrust Belt is geologically similar to the Western Overthrust Belt located in the Rocky Mountains, where there are other oil and gas producing properties.

            (2) The Company has successfully completed 24 gas wells in this area, all of which have been flow tested by metering gas from the wells through a one-half inch orifice. These tests all verify the presence of a substantial reservoir of natural gas and/or oil. One of these wells, the Reed #1 tested at 4,800,000 cubic feet of gas per day with a pressure of 800 psi. Another well, the Sutton #1 tested at 1,200,000 cubic feet per day with a pressure of 150 psi.

            The Company's present plan of operations for the next two years calls for the drilling of 50 additional wells in the Swan Creek Field at a cost of approximately $250,000 per well. Although the Company does not presently have the funds needed to enable it to complete its drilling program, it anticipates that as a result of the completion of the pipeline, it will receive sufficient proceeds from the sale of gas from the Swan Creek Field, in particular sales to Eastman, to complete the program. Alternatively, the Company believes that if proceeds from gas sales are insufficient to pay for the drilling program it will be able to obtain the necessary funds from other sources such as a bank loan, equity investment, or a joint venture with another company. Although there can be no assurances that such financing will be available, the Company believes that it will be able to procure such financing.

            The Company's present plan of operation also calls for contracting for sales of additional volumes of natural gas not only to Eastman and BAE Systems as their needs increase, but to other industrial customers in the Kingsport, Tennessee area as greater volumes of gas become available from the Swan Creek Field as a result of additional drilling. Other large industrial customers in Kingsport presently served by an interstate pipeline include Willamette Paper, General Shale (brick manufacturer) and AFG Glass. The aggregate requirements of these customers exceeds the requirements of Eastman. The Company has not entered into any contracts for sales to any of these potential customers, and no assurances can be made that such contracts will be agreed upon. However, the Company plans to fully exploit this significant potential market in the Kingsport area for serving large volume industrial customers. In addition, the Company's subsidiary, Tengasco Pipeline, has entered into a franchise agreement with the City of Kingsport that grants it authority for twenty years to construct facilities and to sell and distribute natural gas to all classes of customers in Kingsport, not only the large industrial customers listed herein. The franchise agreement is subject to approval by the Tennessee Regulatory Authority which the Company expects to be granted in the near future. See, Item 1 - "Business" - "Effect of Existing or Probable Government Regulation on Business."

            The Company estimates that its ultimate deliverability from the Swan Creek Field may reach 80 to 100 Mmcf per day or 2.5 to 3.1 Bcf per month. The Company expects to reach this capacity on or about June 30, 2003 upon completion of its drilling program. Certain additional pipelines or looping of existing pipeline may be necessary to increase pipeline capacity in order to accommodate transportation of this additional natural gas production.

            The Company has hired a full time geologist in Kansas to oversee operations in the Kansas Properties. The Company plans to drill between five and ten new wells in Ellis and Rush Counties, Kansas on its existing leases during this next fiscal year in response to drilling activity in the area establishing new areas of production. The Company is also engaged in gathering for a fee the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines. The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own production through drilling these additional wells.

            In addition, there are several capital development projects that are available with respect to the Kansas Properties which include recompletion of wells and major workovers to increase current production. These projects when completed may well increase production in Kansas. However, the Company does not presently have the funds necessary for such projects and the ability to undertake such efforts is dependent on the Company obtaining such funds. Management has made the decision not to undertake such efforts at this time. It will however, reconsider its decision if such funds become available through the Company's operations or other sources of financing.

            The Company's plan of operation also includes exploration in six or more additional major geological structures in the East Tennessee area that are similar to the Swan Creek structure and which the Company's geology staff indicate have a high probability of producing hydrocarbons. The Company has either acquired seismic data on these structures from third party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic data is being analyzed at facilities of the University of Tennessee as part of the strategic alliance between the Company and the University of Tennessee. The seismic analysis and related leasing activities should be completed in approximately six months, and the Company plans to conduct exploration activities in these new areas. The Company plan to obtain funds for these activities from results of operations or from third party sources such as a bank loan or other third party financing.

            The Company has no plans, at present, to increase the number of its employees significantly.

            This plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

RESULTS OF OPERATIONS

            The Company incurred a net loss to holders of common stock of $1,799,441 ($.20 per share of common stock) in 2000 compared to a net loss in 1999 to holders of common stock of $2,791,270 ($0.34 per share of common stock).

            The Company realized oil and gas revenues of $5,241,076 in 2000 as compared to $3,017,252 in 1999 resulting in an increase in revenues this past year of $2,223,824. Despite this increase in revenues, production costs and taxes in fiscal 2000 increased by only $49,482. The increase in revenues was primarily attributable to the increase in oil prices in 2000. In addition, however, oil production in the Swan Creek Field increased from 21,964 barrels in 1999 to 47,281 barrels in 2000 as a result of drilling new wells in that field in 2000. Oil production in Kansas also increased from 113,758 barrels in 1999 to 143,949 barrels in 2000. Gas production in Kansas increased from 287,453 mcf in 1999 to 325,625 mcf in 2000.

            The Company's loss included $242,000 of professional fees due to a charge incurred in the fourth quarter of 2000 as a result of options granted to consultants and counsel to the Company.

            Depletion, depreciation and amortization increased from $233,807 in 1999 to $371,249 in 2000. The increase was due to depreciation on new equipment purchased late in the years of 1999 and in 2000, and an increase in depletion expense of $97,000 due to a change in estimate and increases in production. The change in estimate was due to the Company's decision to retain a different engineering firm, Ryder Scott Company, to render reserve analysis reports of the Company's properties which used more conservative assumptions in its analysis. See, "Item 1 - "Business" - "Reserve Analysis."

            General and administrative costs increased to $2,556,406 in 2000. This increase of $614,152 in these costs from the prior year was due primarily to an increase of $346,263 as a result of the hiring of additional personnel and consultants; increased costs of $76,491 in engineering services for reserve evaluations due to the Company's decision to utilize a different engineering firm; increased insurance coverage costs of $125,278, including blow out insurance for the wells; and, property taxes in the amount of $43,004 incurred in connection with Phase I of the pipeline.

            Interest expense decreased from $417,497 in 1999 to $415,376 in 2000. Although increased levels of debt raised the interest cost incurred by the Company, interest expense remained relatively consistent between 2000 and 1999. This was due to the fact that during 2000, $128,000 of interest cost was capitalized into pipeline facilities under construction relating to Phase II of the pipeline. No interest cost was capitalized in 1999 due to the fact that Phase I of the pipeline was completed and ready for its intended use during the entire year.

            The Company did not have any income tax expense in 2000 or 1999 due to a net operating loss carryforward. Deferred tax assets, consisting primarily of these loss carryforwards, have been fully reduced by a valuation allowance as management is unable to determine that these tax benefits are more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

            During 2000 and 1999, because the Company was still constructing Phase II of its pipeline, the Company's revenues were insufficient to fund its operations. Accordingly, significant cash was absorbed in the day to day operations. In addition, substantial financing was necessary to obtain the funds to complete construction of the pipeline.

            Assuming that Eastman purchases the minimum daily requirements of gas from the Company provided for in its agreement with the Company and the Company is able to deliver this gas through its completed pipeline, it is anticipated that the Company will have more than sufficient proceeds from those sales and sales of gas to other customers to fund its day to day operations, continue with its drilling program and be profitable. While management believes that it is highly unlikely to occur, in the event that Eastman does not comply with the terms of its contract with the Company for whatever reason, or that the Company is unable to deliver the required amount of gas to Eastman, the Company would be forced to seek other options to obtain the funding necessary to meet its current and future cash requirements. Such options would include debt financing, sale of equity interests in the Company, a joint venture arrangement, the sale of oil and gas interests, etc. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

            As of December 31, 2000, the Company had total stockholders' equity of $10,864,202 on total assets of $25,224,724. The Company has a net working capital deficiency at December 31, 2000 of $622,299 as compared to a net deficiency of $1,406,263 at December, 1999.

            Net cash used in operating activities decreased from $2,587,003 in 1999 to $820,615 in 2000. This was primarily due to the fact that the Company's net loss in 2000 decreased to $1,541,884 from a net loss in 1999 of $2,671,923. The impact on cash used due to the net loss for 2000 was partially offset by non-cash depletion, depreciation and amortization ($371,249) and non-cash compensation and services paid by issuance of equity instruments ($284,000). Cash flow from working capital items in 2000 was $66,020 compared to uses of Cash flow of $353,837 in 1999. This reflects increases in accounts payable ($364,553) and accrued interest payable ($135,435) partially offset by an increase in accounts receivable ($301,421) and a decrease in other accrued liabilities ($140,955).

            Net cash used in investing activities amounted to $8,936,863 for 2000, compared to net cash used in the amount of $1,892,294 for 1999. The large increase in net cash used for investing activities during 2000 was primarily attributable to the construction of Phase II of the pipeline ($6,834,196 in 2000 as compared to $193,633 in 1999), additions to oil and gas properties ($1,456,996 in 2000 as compared to $1,413,029 in 1999) and additions to other property and equipment ($1,276,783 in 2000 as compared to $256,045 in 1999).

            Net cash provided by financing activities amounted to $10,940,863 for 2000 as compared to $3,896,693 for 1999. The primary sources of financing include proceeds from borrowings ($6,493,563 in 2000 as compared to $2,119,023 in 1999), private placements of stock ($4,425,713 in 2000 as compared to $2,771,722 in 1999) and convertible redeemable preferred stock ($2,000,000 in 2000 as compared to $1,188,900 in 1999). The primary use of cash in financing activities was the repayment of borrowings ($1,720,856 in 2000 as compared to $2,383,605 in 1999).

NEW ACCOUNTING PRONOUNCEMENTS

            Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, by SFAS No. 137 and No. 138, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into any material derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

            In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial statements" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or its results of operation.

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

                                                                 DATE OF INITIAL
                                     POSITIONS                   ELECTION OR
NAME                                 HELD                        DESIGNATION
----                                 ----                        -----------
Joseph E. Armstrong                  Director                    3/13/97
4708 Hilldale Drive
Knoxville, TN 37914

Benton L. Becker                     Director                    8/31/99
1497 Lacosta Drive East
Pembrook Pines, FL 33027

Edward W.T. Gray III                 Director                    8/8/00
3 New Street
Remsenberg, NY 11960

Robert D. Hatcher, Jr.               Director                    8/8/00
107 Golden Gate Lane
Oak Ridge, TN 37830

Sanford E. McCormick                 Director                    8/8/00
1100 Louisiana, Ste. 5425
Houston, TX 77002

Shigemi Morita                       Director                    3/13/97
35 Park Avenue
New York, NY 10016

Malcolm E. Ratliff                   Chairman of the             4/21/98
2100 Scott Lane                      Board; Chief Executive
Knoxville, TN 37922                  Officer

Allen H. Sweeney                     Director                    3/13/97
1400 Oak Tree Drive
Edmund, OK 73003

Robert M. Carter                     President                   8/8/00
760 Prince George Parish Drive
Knoxville, TN 37922

Harold G. Morris, Jr.                Executive Vice-President    10/19/99
153 Chuniloti Way                    Finance
Loudon, TN 37774

Cary V. Sorensen                     Vice President and          07/09/99
509 Bretton Woods Dr.                General Counsel
Knoxville, TN 37919

Mark A. Ruth                         Chief Financial             12/14/98
104-D Cynthia Lane                   Officer
Knoxville, TN 37922

Sheila Sloan                         Treasurer                   12/4/96
121 Oostanali Way
Loudon, TN 37774

Linda Parton                         Secretary                   04/02/01
607 Summit View
Knoxville, TN 37920


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            In fiscal 2000, Malcolm E. Ratliff, the Company's Chief Executive Officer and Allen H. Sweeney, one of the Company's other Directors, inadvertently failed to timely file certain Form 4 reports. Mr. Ratliff failed to timely file nine Form 4 reports, including three reports that were to be filed in 1999, and one Form 5 report involving forty four transactions. Mr. Sweeney failed to timely file five Form 4 reports involving fourteen transactions. These deficiencies have all been cured.

BUSINESS EXPERIENCE

      Directors

            Joseph Earl Armstrong is 44 years old and a resident of Knoxville, Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co.

            Benton L. Becker is 63 years old. In 1960 he received a B.A. degree from the University of Maryland. In 1966 he graduated from the American University Law School in Washington, D.C. He is currently engaged in the private practice of law in Coral Gables, Florida and Washington D.C., while regularly serving as a Distinguished Lecturer on constitutional law at the University of Miami in Coral Gables, Florida. His past positions include serving as a trial attorney for the U. S. Department of Justice, the Dade County, Florida State's Attorney Office and a Professor of Law at the University of Miami School of Law. During his career Mr. Becker has represented the U.S. House of representatives, the Republican National Committee and President Gerald R. Ford. In 1976 Mr. Becker represented Commonwealth Oil and Refining Company of Puerto Rico in a Federal trial and Appellate action against Texaco, Exxon and Mobil and obtained a multi-million dollar judgment for Commonwealth Oil. In 1980 he served as Board Chairman for Appalachian Oil and Gas. From June 5, 1995 to January 30, 1997 he served as Chairman of the Company's Board of Directors.

            Edward W. T. Gray III is 66 years old. He received an A.B. degree from Princeton University in 1956. In 1965 he graduated from the Stonier Graduate School of Banking. From 1968 to 1979 he was a Senior Vice-President with Bessemer Trust Company, N.A. located in New York City. From 1980 to 1999 he was the Chief Executive Officer and Director of Gray, Seifert & Co., an investment firm in New York City. In 1994 that firm was sold to and became an independent subsidiary of Legg Mason, Inc. From April 1999 to the present, Mr. Gray has been a Managing Director of White Oak Capital Management, Inc. Mr. Gray is also currently a Board Member of the Rotary Club of New York, the Lichtenstein Foundation and Family Counseling Service in Westhampton Beach, New York.

            Robert D. Hatcher, Jr. is 60 years old. He earned B.A. and M.S. degrees from Vanderbilt University in 1961 and 1962, with majors in geology and chemistry and a minor in mathematics. He earned a Ph.D. degree in 1965 from the University of Tennessee (Knoxville), in structural geology with a minor in chemistry. Thereafter, he worked with Humble Oil and Refining Company (now Exxon
USA) for one year. In 1966 he accepted a faculty position at Clemson University where he taught and conducted research in the Appalachians until 1978. In 1978 Dr. Hatcher moved to Florida State University where he stayed until 1980. He then taught at the University of South Carolina until 1986. In 1986, Dr. Hatcher accepted a chair as a University of Tennessee/Oak Ridge National Laboratory Distinguished Scientist, which position he currently maintains. He has served on the Council (Board of Directors) of the Geological Society of

America (a not-for-profit corporation) from 1981-1983 and again from 1992-1994 when he served on the Executive Committee and as President (1993). He is currently serving on the Board of Trustees of the Geological Society of America Foundation. He served on the Executive Committee of the American Geological Institute (a not-for-profit corporation) from 1995-1997 and as President in 1996. He has also served on the National Academy of Sciences Board on Radioactive Waste Management and on several National Research Council, as well as on Federal Advisory Committees for the Nuclear Regulatory Commission and the Department of the Interior. He served as Science Advisor to South Carolina Governor Richard Riley for Off-Site Disposal of Radioactive Waste from 1984 through 1986. He was honored in 1997 by the I.C. White Award and in 1998 by being made an honorary citizen of West Virginia, both recognizing his long-term contributions to Appalachian geology. He is a Fellow in the American Association for the Advancement of Science. Dr. Hatcher is the author of over 150 journal articles and several texts and monographs, including a structural geology textbook which has been used in some 85 colleges and universities. He has also served as an Editor of the Geological Society of America Bulletin.

            Sanford E. McCormick is 69 years old. He is a Phi Beta Kappa graduate of Yale University. Mr. McCormick also attended L'Ecole des Sciences Politiques in Paris, France. He began his career in the oil and gas industry 40 years ago when he joined Zapata Corporation. He then served several independent oil and gas firms in executive positions. In 1964 he founded his own firm, McCormick Oil & Gas Company and directed its growth into an organization with 180 employees. McCormick Oil & Gas Company was listed on the American Stock Exchange and had a market capitalization of approximately $275 million. Its operations covered much of the United States and had offices in Houston, Corpus Christi and Midland, Texas; Lafayette, Louisiana; and, Denver, Colorado. The company conducted one of the industry's most successful public drilling programs, drilling 30 to 40 prospects annually. In 1983, Mr. McCormick converted McCormick Oil and Gas Company into a Master Limited Partnership. The Partnership was listed on the American and Pacific Stock Exchanges until its sale in 1985. The following year Mr. McCormick founded McCormick Resources, Inc. which was a pioneer in the application of horizontal drilling technologies to develop previously unproducible reservoirs with major reserve potential. McCormick Resources, Inc. became a major operator of coalbed methane properties, including a 500 well program in the Black Warrior Basin in Alabama which was operated under the name of MetFuel, Inc. a subsidiary of McCormick Resources, Inc. and was sold in 1992. In 1995, Mr. McCormick founded McCormick Partners, Inc. and put together a joint venture with Ouput Exploration, Inc., a subsidiary of Input/Output, Inc. the world's leading manufacturer of 3-D seismic acquisition equipment and a group of financial institutions to conduct a 3 year drilling program based on 3-D seismic.

            Shigemi Morita is 68 years old. He received an A.B. Degree from Elon College in North Carolina. From 1969 to 1996 he was the President and CEO of Morita & Co., an insurance agency specializing in insurance for Japanese companies doing business in the United States. In 1996, Morita & Co., Inc. was acquired by Tokio Marine Management, Inc., Mitsubishi International Corporation in New York and Mitsubishi International, Ltd. in Tokyo. He is President of Morita Properties, Inc., an oil and natural gas investor.

            Malcolm E. Ratliff is 54 years old. He attended the University of Mississippi from 1965 to 1967. He has been involved in the oil and gas business since 1974, initially as a roustabout and then developing oil and gas leases. In 1992 he was involved with personal investments. In 1993 and 1994 he experienced serious health problems which prevented him from working. In April 1995, he became associated with the Company and, after its merger with Onasco, he served as a consultant to the Company's Board of Directors. From March 13, 1997 until March 13, 1998 when he resigned for health reasons, he was the Chief Executive Officer of the Company, and until his resignation on March 13, 1998, he was also acting as interim President of the Company as the result of the death, on September 19, 1997, of Daniel Follmer, the Company's President. On April 21, 1998 at the request of the Company's Board of Directors, Mr. Ratliff agreed to return to the management of the Company as its Chief Executive Officer. He has served as a Director of the Company since June 19, 1998.

            Allen H. Sweeney is 54 years old. He received an MBA in finance from Oklahoma City University in 1972 and a Bachelor Degree in Accounting from Oklahoma State University in 1969. From 1978 to 1980, he served as Treasurer and CEO of Phoenix Resources Company. From 1980 to 1981, he served as Vice-President-Finance for Plains Resources, Inc. From 1982 to 1984, he was Vice-President-Finance for Wildcat Mud, Inc. From 1984 to 1992 he operated an independent consulting service under the name of AHS and Associates, Inc. Since 1992, he has served as Director and President of Columbia Production Company and Mid-America Waste Management, Inc.

      Officers

            Robert M. Carter is 64 years old. He received a B.A. degree in Business form the Middle Tennessee State College. For 35 years he was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing financing and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company. He served as President of the Company until he resigned from that position on October 19,1999. He then served as President of Tengasco Pipeline Corporation, a wholly owned subsidiary of the Company up until March 6, 2001. On August 8, 2000 he again was elected as President of the Company and continues to serve in that capacity.

            Harold G. Morris, Jr. is 53 years old. In 1970 he received a B.S. Degree in accounting from St. Peter's College in Jersey City, New Jersey. He is a member of the National Association of Certified Fraud Examiners. From 1970 to 1975 he worked in New York, New York for Main LaFrentz & Co., Certified Public Accountants where he was a senior auditor for the firm's largest client, CPC International, Inc. He was in charge of International Worldwide Consolidation, along with the translation of multi-national currencies (Asian, European and Canadian) into dollars. His experience includes audits of many industries including the audit of

Wall Street brokerage firms. From 1975 to 1980 he worked for Foster Wheeler Corporate headquarters in Livingston, New Jersey as Chief Internal Auditor where he assisted in all corporate mergers and acquisitions. During this time he was promoted to CEO and CFO of Copeland Systems, Inc. and then Treasurer/Controller of Chemical Separations Corp. in Oak Ridge Tennessee, both of which were wholly owned subsidiaries of Foster Wheeler. From 1980 to 1983, Mr. Morris was Group Controller of Macawber Engineering's U.S., Japan, England and Australian operations. From 1985 to 1999 he was Controller/Ass't. Secretary for W. J. Savage Co., Inc. in Knoxville, Tennessee. He joined the Company as Vice-President of Finance on October 19, 1999. On August 8, 2000 he was elected as Executive Vice-President of Finance.

            Cary V. Sorensen is 52 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees form North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July, 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, most recently serving for seven years as senior counsel with the litigation department of Enron Corp. before entering private practice in June, 1996. He has represented virtually all of the major oil companies headquartered in Houston and all of the operating subsidiaries of Enron Corp., as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in five states. These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal levels, and general operation and regulation of interstate and intrastate gas pipelines. He has served as Vice-President and Legal Counsel of the Company since July 9, 1999.

            Mark A. Ruth is 42 years old. He is a certified public accountant with 17 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company. From December 14, 1998 to August 31, 1999 he served as the Company's Chief Financial Officer. On August 31, 1999 he was elected as a Vice- President of the Company and on November 8, 1999 he was again appointed as the Company's Chief Financial Officer.

            Sheila F. Sloan is 45 years old. She graduated from South Lake High School located in St. Clair Shores, Michigan in 1972. From 1981 to 1985 she worked as a purchasing agent for Sequoyah Land Company located in Madisonville, Tennessee. From 1990 to 1995 she managed the Form U-3 Weight Loss Centers in Knoxville, Tennessee. She has been with the Company since January 1996. On December 4, 1996 she was elected as the Company's Treasurer.

            Linda S. Parton is 43 years old. Ms. Parton attended Southern West Virginia Community College. She also attended Millard Business School and obtained a two year secretarial certificate. She has fifteen years experience as a paralegal/legal assistant. She joined the Company in September 2000 and was appointed as the Company's secretary effective April 2, 2001.


COMMITTEES

            The Company's Board has operating stock option, audit and compensation committees. Messrs. Sweeney, Becker and Gray compromise the stock option committee. Messrs. Sweeney, McCormick and Morita comprise the audit committee and Messrs. Armstrong, Becker and Gray are the members of the compensation committee. The Board also formed a field safety committee consisting of members of the Board and Officers of the Company. That committee consists of Messrs. Ratliff, Armstrong, McCormick, Carter, Sorenson and Jeffrey Brockman, the field supervisor for the Company's drilling operations.

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

ITEM 10     EXECUTIVE COMPENSATION

            The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                                             SUMMARY COMPENSATION TABLE

                                                                                  -----------LONG TERM AWARDS-----
                             ANNUAL COMPENSATION                                  -----------AWARDS----PAYOUTS
====================================================================================================================================
Name and                    YEAR       SALARY ($)    BONUS ($)   OTHER ANNUAL   RESTRICTED      SECURITIES      PAYOUTS    ALL OTHER
Principal Position                                               COMPENSATION   STOCK           UNDERLYING                 COMPEN-
                                                                 ($)            AWARDS($)       OPTIONS                    SATION
                                                                                                /SARS(#)
------------------------------------------------------------------------------------------------------------------------------------
Malcolm E. Ratliff,         2000       $ 70,000      $-0-        $500           -0-             50,000          -0-        -0-
Chief Executive Officer     1999       $ 60,000      $-0-        $500           -0-             50,000          -0-        -0-
                            1998       $ 60,000      $-0-        $500           -0-             -0-             -0-        -0-
====================================================================================================================================

                        OPTION GRANTS IN LAST FISCAL YEAR

            INDIVIDUALIZED GRANTS
================================================================================
NAME                   NUMBER OF      PERCENT OF TOTAL    EXERCISE   EXPIRATION
                       SECURITIES     OPTIONS/SARS        OR BASE    DATE
                       UNDERLYING     GRANTED TO          PRICE
                       OPTIONS/SARS   EMPLOYEES IN        ($/SH)
                       GRANTED (#)    FISCAL 2000
--------------------------------------------------------------------------------
MALCOLM E. RATLIFF         50,000         6.14%            $8.69     10/26/03

================================================================================


                   AGGREGATE OPTION EXERCISES FOR FISCAL 2000
                           AND YEAR END OPTION VALUES

================================================================================
                                                                  VALUE(1) OF
                                         NUMBER OF SECURITIES     UNEXERCISED
                                        UNDERLYING UNEXERCISED   IN-THE-MONEY
                     SHARES                 OPTIONS/SARS AT     OPTIONS/SARS AT
                    ACQUIRED               DECEMBER 31, 2000   DECEMBER 31, 2000
         NAME          ON      VALUE ($)      EXERCISABLE/       EXERCISABLE/
                    EXERCISE  REALIZED(2)   UNEXERCISABLE       UNEXERCISABLE
--------------------------------------------------------------------------------
MALCOLM E. RATLIFF     -0-        -0-        50,000/-0-          $ 625,000/-0-
================================================================================


            No options were exercised during fiscal year ended December 31, 2000 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

            The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management intends to adopt a 401(k) plan and full liability insurance for directors and executive officers and a health insurance plan for employees in the near future.

COMPENSATION OF DIRECTORS


----------
(1) Total value of unexercised options is based upon the fair market value of the Common Stock, $12.50 on December 29, 2000, as reported by The American Stock Exchange.

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

EMPLOYMENT CONTRACTS

            The Company has entered into an employment contracts with its Vice-President and General Counsel, Cary V. Sorensen for a period of two years through July 9, 2001 at an annual salary of $80,000. There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 16, 2001 with these computations being based upon 9,663,610 shares of common stock being outstanding and assumes the exercise of 555,500 shares vested under options granted by the Company as of March 16, 2001.

                            FIVE PERCENT STOCKHOLDERS

                                                NUMBER OF SHARES     PERCENT OF
NAME AND ADDRESS              TITLE            BENEFICIALLY OWNED      CLASS
----------------              -----            ------------------   ------------
Industrial Resources          Stockholder           2,574,358(3)         26.5%
Corporation
603 Main Ave.
Knoxville, TN 37902

Spoonbill, Inc.               Stockholder           878,198             9.09%
Tung Wai Commercial Bldg.
20th Floor
109-111 Gloucester Rd.
Wanchai, Hong Kong

Bill L. Harbert               Stockholder           720,000             7.45%
820 Shaders Creek Pkwy.
Birmingham, AL 35209

                             DIRECTORS AND OFFICERS

                                                NUMBER OF SHARES     PERCENT OF
NAME AND ADDRESS              TITLE            BENEFICIALLY OWNED      CLASS
----------------              -----            ------------------   ------------
Joseph Earl Armstrong         Director              50,000(4)      Less than 1%
4708 Hilldale Drive
Knoxville, TN 37914

----------

(3) Malcolm E. Ratliff, the Chief Executive Officer and Chairman of the Board of Directors of the Company is the sole owner of the outstanding securities and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm
      E. Ratliff, due to his illness, to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Malcolm E. Ratliff's wife, Linda Ratliff, is the Secretary of IRC. Accordingly, IRC may be deemed to be an affiliate of the Company. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. Malcolm E. Ratliff has voting control of the shares of the Company owned by Ratliff Farms, Inc. Accordingly, Ratliff Farms, Inc. may also be deemed to be an affiliate of the Company. The shares listed here for IRC include 1,715,000 shares owned directly by IRC, 53,698 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 725,660 shares owned directly by Ratliff Farms, Inc. and 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the children of Malcolm E. Ratliff are the beneficiaries.

(4) Consists of 10,000 shares held directly and an option to purchase 40,000 shares.

Benton L. Becker              Director               90,000(5)     Less than 1%
1497 Lacosta Drive East
Pembrook Pines, FL 33027

Edward W.T. Gray III          Director              127,350(6)     1.3%
3 New Street
Remsenberg, NY 11960

Robert D. Hatcher, Jr.        Director               50,000(7)     Less than 1%
107 Golden Gate Lane
Oak Ridge, TN 37830

Sanford E. McCormick          Director               40,000(8)     Less than 1%
1100 Louisiana Ste. 5425
Houston, TX 77002

Shigemi Morita                Director               235,141(9)     2.4%
35 Park Avenue
New York, N.Y. 10016

Malcolm E. Ratliff            Chief Executive      2,574,358(10)    26.5%
2100 Scott Lane               Officer; Chairman
Knoxville, TN 37922           of the Board

------------

(5) Consists of 40,000 shares owned directly and an option to purchase 50,000 shares.

(6) Consists of 77,350 shares held directly and an option to purchase 50,000 shares.

(7)   Consists of shares underlying an option.

(8)   Consists of shares underlying an option.

(9) Consists of (10) 5,741 shares held directly, 79,400 shares held as an IRA beneficiary and options to purchase 50,000 shares.

(10) Malcolm E. Ratliff, the Company's Chief Executive Officer and Chairman of the Board of Directors, is also the sole shareholder and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Linda Ratliff, Malcolm E. Ratliff's wife, is the Secretary of IRC. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and president of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms, Inc. Malcolm E. Ratliff has voting control over the shares of the Company owned by Ratliff Farms, Inc. The shares listed here include 1,715,000 shares owned directly by IRC, 53,698 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 725,660 owned directly by Ratliff Farms, Inc. and 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the beneficiaries are the children of Malcolm E. Ratliff (the "Ratliff Trust").

Allen H. Sweeney              Director             88,300(11)       Less than 1%
1400 Oak Tree Drive
Edmund, OK 73003

Robert M. Carter              President            52,329(12)       Less than 1%
760 Prince Georges Parish
Knoxville, TN 37922

Harold G. Morris, Jr.         Executive Vice-      28,000(13)       Less than 1%
153 Chuniloti Way             President
Loudon, TN 37774

Cary V. Sorensen              Vice-President       50,000(14)       Less than 1%
509 Bretton Woods Dr.         and General Counsel
Knoxville, TN 37919

Mark A. Ruth                  Chief Financial      38,500(15)       Less than 1%
104-D Cynthia Lane            Officer
Knoxville, TN 37922

Sheila F. Sloan               Treasurer            17,000(16)       Less than 1%
121 Oostanali Way
Loudon, TN 37774

Linda Parton                  Secretary             2,000(17)       Less than 1%
607 Summit View
Knoxville, TN 37920

--------

(11) Consists of 38,300 shares held indirectly through a company which he controls and an option to purchase 50,000 shares.

(12) Consists of 7,329 shares held directly and an option to purchase 45,000 shares.

(13) Consists of 3,000 shares held directly and an option to purchase 25,000 shares.

(14)  Consists of shares underlying an option.

(15)  Consists of shares underlying an option.

(16) Consists of 2,000 shares held directly and an option to purchase 15,000 shares.

(17)  Consists of shares underlying an option.

All Officers and                                3,442,978(18)       33.7%
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

            On July 16, 1998, the Company entered into a loan agreement with five individual investors totaling $800,000. The loans were secured by a pledge of 118,200 shares of the Company's Common Stock owned by Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director. The loans bore interest at the rate of 8% per annum and matured on October 14, 1998. Loan origination fees consisted of $64,000 in cash to the broker who arranged the loan and 16,800 shares of the Company's common stock advanced to the lenders and broker on behalf of the Company by Malcolm E. Ratliff. The shares advanced by Malcolm E. Ratliff were carried as a debt payable to him. Approximately $520,000 of this $800,000 loan was repaid by the Company out of proceeds from a Convertible Note in the amount of $1,500,000 received during October, 1998. The Convertible Note matures in five years and is convertible into shares of the Company's common stock at a price of $6.25 per share. In connection with the loan received by the Company evidenced by the Convertible Note, the Company issued 25,000 shares of its common stock to the lender as a loan fee. The balance of the $800,000 loans have been satisfied by the issuance to the lenders of 2,800 shares of Series A Shares convertible at a price of $5.75 per share. In 1999 the Company converted the debt payable of $163,800 to Malcolm E.

----------

(18) Consists of shares held directly and indirectly by management, shares held by IRC, shares held by Ratliff Farms, Inc., shares held by the Ratliff Trust and 555,500 shares underlying options.

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

            The Company subsequently entered into a similar financial consulting agreement with AM Partners, L.L.C. ("AM Partners") of Houston, Texas which replaced and superceded its agreement with Proton. As a result, the Proton agreement was deemed canceled. The agreement with AM Partners was for a one year period commencing October 1, 1999. Pursuant to the agreement AM Partners was to provide services in connection with investor relations, press releases, corporate reorganizations and financing. The Company paid AM Partners $5,000 per month commencing October 1, 1999. The agreement with AM Partners has now expired by its own terms and no payments are being made by the Company to AM Partners. In addition, as part of the agreement with AM Partners, the Proton Note to purchase up to 370,000 shares of the Company's common stock from Malcolm E. Ratliff was assigned to AM Partners and 147,000 of those shares were subsequently purchased. The balance of those shares are still being held in escrow pursuant to the terms of the Proton Note.

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

            In 1999, the Company paid Shigemi Morita $218,000 for commissions on private placements of common stock and consulting services. In December, 1999, Morita Properties, Inc., an affiliate of Mr. Morita, purchased for the sum of $625,000 a 25% working interest on a turnkey basis in two wells, Laura Jean Lawson #1 and Stephen Lawson #2 both of which are in the Swan Creek Field, and a 50% working interest in a third well, Springdale Land Company #1, which is a wildcat step-out well located approximately ten miles from the existing production. Pursuant to resolution of the Board of Directors in February, 2000, Morita Properties, Inc. has purchased on a turnkey basis at an aggregate cost of $875,000 a 12.5% working interest in the Stephen Lawson #3 well which interest it subsequently sold, a 25% working interest in the Laura Jean Lawson #2 well, a 25% working interest in the R.D. Helton #2 well, a 25% working interest in the Stephen Lawson #4 well, a 25% working interest in the Hugh Roberts #1 well; a 25% working interest in the Wells/Yeary #1 well, a 25% working interest in the Hazel Sutton #2 well, and a 6% working interest in the Laura J. Lawson #3 well, all of which are in the Swan Creek Field. The purchases of these interests were concluded before the respective wells were drilled and the purchaser assumed all the attendant risks involved in normal and customary drilling operations, including the risk of a dry hole. The Company received fair market value for the interests conveyed and the sale of such interests was required to raise funds to allow drilling operations to continue. In 2000, the Company paid Mr. Morita approximately $270,000 for commissions on private placements of common stock and consulting services.

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

            In December 1999, ownership of all of the outstanding and issued shares of IRC, the largest shareholder of the Company's common stock was transferred from James Ratliff to his son, Malcolm E. Ratliff. Ownership of the IRC shares had previously been transferred to James Ratliff due to the illness of Malcom E. Ratliff. IRC presently owns 1,715,000 shares of the Company's common stock.

            On August 16, 2000, Tengasco Pipeline Corporation ("TPC"), a wholly-owned subsidiary of the Company, entered into loan agreements (the "Loan Agreements") with five lenders (the "Lenders") for a loan (the "Loan") to finance the completion of Phase II of the Company's 58 mile pipeline. Under the terms of the Loan Agreements, the Lenders agreed to loan TPC $5.6 million for the construction and costs associated with Phase II. Repayment of the Loan was secured only by a first lien upon the pipeline assets of TPC. The Loan is to be repaid over a five-year term, accruing interest at 10.75% per annum from the date of funding, with no penalty for prepayment, and the first payment due in six months from closing. As additional consideration for making the Loan, each Lender is to share on a pro-rata basis, a total throughput fee for all of the Lenders of $.10 per MMBTU of natural gas delivered through the completed pipeline system. The throughput agreement will cease to exist when the Loan is paid in full. The Lenders include Morita Properties, Inc., an affiliate of Shigemi Morita, a Director of the Company which loaned TPC $500,000; Edward W.T. Gray III, a Director of the Company who loaned TPC $1,000,000; and, Malcolm E. Ratliff, Chairman of the Board of Directors and Chief Executive Officer of the Company who agreed to loan $2,000,000, to have been funded by November 15, 2000. The balance of the Loan in the amount of $2,100,000 was made by two individuals, both of whom are shareholders of the Company. Under the Loan Agreements, a total of $3.85 million was loaned to TPC. Of the $2.0 million that was to be loaned to the Company by Malcolm E. Ratliff, the sum of $250,000 was loaned to the Company by Mr. Ratliff and is subject to the Loan Agreements. The remaining portion of funds necessary to complete the pipeline construction was obtained from other sources, including funds from Arvest United Bank of Edmond, Oklahoma under refinancing of existing loans to the Company, sales of common stock of the Company, and revenues from operations.

            On October 25, 2000, The Company's Board of Directors authorized the purchase of an RD20 drill rig and related equipment from Ratliff Farms, Inc., an affiliate of Malcolm E. Ratliff. This equipment had been provided by Ratliff Farms, Inc. for use by the Company and had been used for Company purposes without compensation for several years. Based on an independent appraisal of the equipment, the Company purchased the equipment effective November 1, 2000 for $995,000 in the form of a promissory note, payable on demand in five years, bearing interest at the rate of eight percent (8%) per annum with principal and interest being convertible into shares of the Company's common stock at the rate of $7.10 per share.

            On October 25, 2000, the Board of Directors of the Company adopted the Tengasco, Inc. Stock Incentive Plan (the "Plan") a stock option plan intended to provide an incentive to key employees, officers, directors and consultants of the Company, and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals. The Plan is designed to increase the Company's ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.

            On October 27, 2000, a Registration Statement was filed on Form S-8 covering 1,000,000 shares of common stock (the "Common Stock") issuable under the Plan. The Plan provides for the grant to employees of the Company of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options to outside directors and consultants to the Company, and stock appreciation rights. The capability of the Plan to authorize the issuance of incentive stock options is subject to approval of the shareholders of the Company at the next annual meeting of shareholders.

            The Plan provides for its administration by a Stock Option Committee to be appointed by the Board and each member of which shall be a "non-employee director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board appointed Allen Sweeney, Edward W.T. Gray III, and Benton Becker to the Stock Option Committee. The Committee has discretionary authority with respect to the awarding of options, including determining the individuals who shall receive options; the times when they shall receive them; whether an option shall be an incentive or a nonqualified stock option; the number of shares to be subject to each option; the term of each option; the date each option shall become exercisable; and to make all other determinations necessary or advisable for administering the Plan.

            A maximum of 1,000,000 shares of the Company's Common Stock are issuable under the terms of the Plan. The Plan is in existence for a maximum of ten years. As of March 16, 2001 the Stock Option Committee had issued 44 options to purchase an aggregate of 889,715 shares of the Company's common stock pursuant to the Plan. The Plan is strictly compensatory in nature and is not in the nature of savings, dividend reinvestment, profit-sharing or pension plan. Accordingly, the Plan has no assets or funds to be administered or invested by its administrators.

            On October 27, 2000 the Stock Option Committee granted options for a term of three years to the following named officers and directors of the Company to purchase shares of the Company's common stock in the following amounts at a price of $8.69 per share which was the closing price of the stock as listed on the American Stock Exchange on that day: 50,000 shares to Malcolm E. Ratliff, Allen Sweeney, Benton Becker, Edward W. T. Gray III, Joe Armstrong, Robert Hatcher, Sanford McCormick, Robert M. Carter, Mark A. Ruth, and Cary V. Sorensen; 30,000 shares to Shigemi Morita; 25,000 shares to Harold Morris; and, 20,000 shares to Elizabeth Wendelken and Sheila Sloan. On January 24, 2001, the Stock Option Committee granted an additional option to Shigemi Morita to purchase 20,000 shares of the Company's common stock for a period of three years at a price of $14.44 per share.

INDEBTEDNESS OF MANAGEMENT

            No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

PARENT OF THE ISSUER

            Unless IRC may be deemed to be a parent of the Company, the Company has no parent.

PART IV

ITEM 13     EXHIBITS AND REPORTS

1.    Financial Statements:
         Consolidated Balance Sheets
         Consolidated Statements of Loss
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows

2.    Exhibits.

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

          10.9 Amendment Agreement dated October 19, 1999 between Tengasco, Inc. and The Natural Gas Utility District of Hawkins County, Tennessee

(vii) Current Report on Form 8-KA, Date of Report, November 18, 1999:

Exhibit Number and Description

          10.10 Natural Gas Sales Agreement dated November 18, 1999 between Tengasco, Inc. and Eastman Chemical Company

 (viii) Annual Report on Form 10-KSB, Date of Report, April 12, 2000

Exhibit Number and Description

          3.11       Amendment to the Corporate Charter filed March 17 , 2000
          10.11 Agreement between A.M. Partners L.L.C. and Tengasco, Inc. dated October 6, 1999
          10.12 Agreement between Southcoast Capital L.L.C. and Tengasco, Inc. dated February 25, 2000
          10.13 Franchise Agreement between Powell Valley Utility District and Tengasco, Inc. dated January 25, 2000
          10.14 Amendment Agreement between Eastman Chemical Company and Tengasco, Inc. dated March 27, 2000
          99.12 Coburn Engineering Report dated March 30, 2000 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)
          99.13 Columbia Engineering Report dated January 31, 2000 (Paper copy filed on Form SE pursuant to continuing hardship granted by Office of EDGAR Policy)

(ix) Current Report on Form 8-K, Date of Report, August 16, 2000:

Exhibit Number and Description

        10.15 Loan Agreement between Tengasco Pipeline Corporation and Morita Properties, Inc. dated August 16, 2000.

        10.15(a) Promissory note made by Tengasco Pipeline Corporation to Morita Properties, Inc. dated August 16, 2000.

        10.15(b) Throughput Agreement between Tengasco Pipeline Corporation and Morita Properties, Inc. dated August 16, 2000.

        10.16 Loan Agreement between Tengasco Pipeline Corporation and Edward W.T. Gray III dated August 16, 2000.

        10.16(a) Promissory note made by Tengasco Pipeline Corporation to Edward W.T. Gray III dated August 16, 2000.

        10.16(b) Throughput Agreement between Tengasco Pipeline Corporation and Edward W.T. Gray III dated August 16, 2000.

        10.17 Loan Agreement between Tengasco Pipeline Corporation and Malcolm E. Ratliff dated August 16, 2000.

        10.17(a) Promissory note made by Tengasco Pipeline Corporation to Malcolm E. Ratliff dated August 16, 2000.

        10.17(b) Throughput Agreement between Tengasco Pipeline Corporation and Malcolm E. Ratliff dated August 16, 2000.

        10.18 Loan Agreement between Tengasco Pipeline Corporation and Charles F. Smithers, Jr. dated August 16, 2000.

        10.18(a) Promissory note made by Tengasco Pipeline Corporation to Charles F. Smithers, Jr.

        10.18(b) Throughput Agreement between Tengasco Pipeline Corporation and Charles F. Smithers dated August 16, 2000.

        10.19 Loan Agreement between Tengasco Pipeline Corporation and Nick Nishiwaki dated August 16, 2000.

        10.19(a) Promissory note made by Tengasco Pipeline Corporation to Nick Nishiwaki dated August 16, 2000.

        10.19(b) Throughput Agreement between Tengasco Pipeline Corporation and Nick Nishiwaki dated August 16, 2000.


(x) Form S-8 Registration Statement for shares to be purchased pursuant to options granted pursuant to the Tengasco, Inc. Stock Incentive Plan dated October 25, 2000:

Exhibit Number and Description

        4.1          Tengasco, Inc. Incentive Stock Plan

        5.1          Opinion of Robson Ferber Frost Chan & Essner, LLP

        23.1         Consent of BDO Seidman, LLP

        23.2 Consent of Robson Ferber Frost Chan & Essner, LLP contained in Exhibit No. 5.1


The following exhibits are filed herewith:

        10.19 Memorandum Agreement between Tengasco, Inc. and The University of Tennessee dated February 13, 2001

        10.20 Natural Gas Sales Agreement between Tengasco, Inc. and BAE SYSTEMS Ordnance Systems Inc. dated March 30, 2001

        99.14        Ryder Scott Report

        99.14(a)     Consent of Ryder Scott Company

        21           List of Subsidiaries

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TENGASCO, INC.
                                                     (Registrant)

                                                     By: /s/ MALCOLM E. RATLIFF
                                                        -----------------------
                                                     Malcolm E. Ratliff,
                                                     Chief Executive Officer

                                                     Dated: April 10, 2000

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                                   Title                 Date


/s/ MALCOLM E.  RATLIFF              Chief Executive Officer;    April 10, 2001
--------------------------           Chairman of the Board
 Malcolm E. Ratliff                  Of Directors


/s/ JOSEPH EARL ARMSTRONG            Director                    April 10, 2001
--------------------------
 Joseph Earl Armstrong

/s/ BENTON L. BECKER                 Director                    April 10, 2001
--------------------------
 Benton L. Becker

/s/ EDWARD W.T. GRAY III             Director                    April 10, 2001
--------------------------
 Edward W.T. Gray III

/s/ ROBERT D. HATCHER, JR.           Director                    April 10, 2001
--------------------------
 Robert D. Hatcher, Jr.

/s/ SANFORD E. MCCORMICK             Director                    April 12, 2001
--------------------------
 Sanford E. McCormick

/s/ SHIGEMI MORITA                   Director                    April 10, 2001
--------------------------
 Shigemi Morita

/s/ ALLEN H. SWEENEY                 Director                    April 12, 2001
--------------------------
 Allen H. Sweeney

/s/ ROBERT M. CARTER                 President                   April 10, 2001
--------------------------
 Robert M. Carter

/s/ MARK A. RUTH                      Principal Financial         April 10, 2001
---------------------------           and Accounting Officer
 Mark A. Ruth

                                  TENGASCO, INC.
                                AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2000 AND 1999

                                  TENGASCO, INC.
                                AND SUBSIDIARIES




                         =======================================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================

        INDEPENDENT AUDITORS' REPORT                                      F-4


        CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance sheets                                   F-5

            Consolidated Statements of loss                               F-6

            Consolidated Statements of stockholders' equity               F-7

            Consolidated Statements of cash flows                       F-8-9

            Notes to consolidated financial statements                F-10-33

                          [BDO Seidman LLP Letterhead]


INDEPENDENT AUDITORS' REPORT


Board of Directors
  Tengasco, Inc. and Subsidiaries
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/ BDO Seidman, LLP

Atlanta, Georgia
March 12, 2001

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================

DECEMBER 31,                                                                 2000               1999
------------------------------------------------------------------------------------------------------
ASSETS (Notes 6 and 7)

CURRENT
   Cash and cash equivalents                                         $  1,603,975      $     420,590
   Accounts receivable                                                    835,404            533,983
   Inventory                                                              251,345            259,753
------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    2,690,724          1,214,326

OIL AND GAS PROPERTIES, net (on the basis
   of full cost accounting) (Notes 3 and 15)                            9,704,029          8,444,036

COMPLETED PIPELINE FACILITIES                                           4,200,000          4,200,000

PIPELINE FACILITIES UNDER CONSTRUCTION, at cost (Note 4)                6,847,038             12,842

OTHER PROPERTY AND EQUIPMENT, net (Note 5)                              1,677,432            574,895

RESTRICTED CASH (Note 1)                                                        -            625,000

OTHER                                                                     105,501            111,613
------------------------------------------------------------------------------------------------------










                                                                     $ 25,224,724       $ 15,182,712
======================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================

DECEMBER 31,                                                                                  2000               1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable (Note 6)                                                             $          -       $    750,000
   Current maturities of long-term debt - related party (Notes 2 and 7)                    500,000                  -
   Current maturities of long-term debt (Note 7)                                         1,608,486          1,025,085
   Accounts payable - trade                                                              1,016,462            651,909
   Accrued interest payable                                                                135,435                  -
   Accrued liabilities                                                                      52,640            193,595
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                3,313,023          2,620,589
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT - RELATED PARTIES, less current
   maturities (Notes 2 and 7)                                                            4,845,000            500,000

LONG TERM DEBT, less current maturities (Note 7)                                         2,263,599          2,619,293
-----------------------------------------------------------------------------------------------------------------------

Total long-term debt                                                                     7,108,599          3,119,293
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       10,421,622          5,739,882
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 4, 8 and 10)

PREFERRED STOCK, $.0001 par value; authorized 25,000,000 shares (Note 9):
   Series A 8% cumulative, convertible, mandatorily redeemable;
     29,389 and 19,889 shares outstanding; redemption value
     $2,938,900 and $1,988,900                                                           2,938,900          1,988,900
   Series B 8% cumulative, convertible, mandatorily redeemable;
     1,000 shares outstanding; redemption value $1,000,000 in
     2000; no shares outstanding in 1999                                                 1,000,000                  -
-----------------------------------------------------------------------------------------------------------------------

TOTAL PREFERRED STOCK                                                                    3,938,900          1,988,900
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Notes 6 and 10)
   Common stock, $.001 par value; authorized 50,000,000 shares                               9,296              8,533
   Additional paid-in capital                                                           25,941,709         20,732,759
   Accumulated deficit                                                                 (15,086,803)       (13,287,362)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                              10,864,202          7,453,930
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 25,224,724       $ 15,182,712
=======================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF LOSS


================================================================================

YEARS ENDED DECEMBER 31,                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------------

OIL AND GAS REVENUES                                                                  $  5,241,076       $  3,017,252
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Production costs and taxes                                                            2,614,414          2,564,932
   Depreciation, depletion and amortization                                                371,249            233,807
   General and administrative costs                                                      2,556,406          1,942,254
   Interest expense                                                                        415,376            417,497
   Public relations                                                                        106,195             86,061
   Professional fees (Notes 11 and 14)                                                     719,320            444,624
-----------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                 6,782,960          5,689,175
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                (1,541,884)        (2,671,923)

Dividends on preferred stock                                                               257,557            119,347
-----------------------------------------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                             $ (1,799,441)      $ (2,791,270)
=======================================================================================================================

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
   Basic and diluted                                                                  $      (0.20)      $      (0.34)
=======================================================================================================================

Weighted average shares outstanding                                                      8,813,049          8,149,900
=======================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2000 AND 1999


================================================================================

                                                                       COMMON               UNAMORTIZED
                                             COMMON STOCK               STOCK    ADDITIONAL       STOCK
                                       -------------------------     ISSUABLE       PAID-IN      OPTION
                                           SHARES       AMOUNT       (NOTE 10)      CAPITAL      AWARDS         DEFICIT
------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 1999                7,644,212       $7,644      $ 700,000    $16,796,038  $(162,500)   $(10,496,092)

   Net loss                                     -            -              -              -          -      (2,671,923)

   Common stock issued on conversion
     of debt                               83,100           83              -        508,917          -               -

   Common stock issued for exercised
     options                               20,000           20              -          9,980          -               -

   Stock  option awards and
     amortization, net                          -            -              -              -    162,500               -
   Common stock issued in private
     placements, net of related
     expense                              775,802          776       (700,000)     3,471,722          -               -

   Stock issued for services                9,768           10              -         41,990          -

   Payment of dividends on convertible          -            -              -              -          -        (119,347)
     redeemable preferred stock

   Other                                        -            -              -        (95,888)         -               -
------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999              8,532,882        8,533              -     20,732,759           -    (13,287,362)

   Net loss                                     -            -              -              -          -      (1,541,884)

   Common stock issued on conversion
     of debt                               73,669           74              -        449,920          -               -

   Common stock issued for exercised
     options                               20,715           21              -        179,992          -               -

   Common stock issued on conversion
     of preferred stock                     8,818            9              -         49,991          -               -

   Stock option awards for
     professional services                      -            -              -        242,000          -               -

   Common stock issued in private
     placements, net of related
     expense                              654,098          654              -      4,245,054          -               -

   Stock issued for services                5,376            5              -         41,993          -               -

   Payment of dividends on convertible
     redeemable preferred stock                 -            -              -              -          -        (257,557)
------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000              9,295,558       $9,296      $       -    $25,941,709 $        -    $(15,086,803)
========================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


================================================================================

YEARS ENDED DECEMBER 31,                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                                                            $(1,541,884)       $(2,671,923)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation, depletion and amortization                                            371,249            233,807
       Compensation and services paid in stock options, stock
         warrants, and common stock                                                        284,000            204,500
       Changes in assets and liabilities:
         Accounts receivable                                                              (301,421)          (386,933)
         Inventory                                                                           8,408           (159,455)
         Accounts payable - trade                                                          364,553            300,342
         Accrued interest payable                                                          135,435                  -
         Accrued liabilities                                                              (140,955)          (107,341)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                     (820,615)        (2,587,003)
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Additions to other property and equipment                                            (1,276,783)          (256,045)
   Net additions to oil and gas properties                                              (1,456,996)        (1,413,029)
   Proceeds on sale of oil and gas interests                                                     -            625,000
   Additions to pipeline facilities under construction                                  (6,834,196)          (193,633)
   Decrease (increase) in restricted cash                                                  625,000           (625,000)
   Other                                                                                     6,112            (29,587)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                   (8,936,863)        (1,892,294)
-----------------------------------------------------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


================================================================================

YEARS ENDED DECEMBER 31,                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from exercise of options                                                             -             10,000
   Proceeds from borrowings                                                              6,493,563          2,119,023
   Repayments of borrowings                                                             (1,720,856)        (2,383,605)
   Net proceeds from issuance of common stock                                            4,425,713          2,771,722
   Proceeds from private placements of convertible
     redeemable preferred stock                                                          2,000,000          1,188,900
   Collection of due from stockholder                                                            -            400,000
   Dividends on convertible redeemable preferred stock                                    (257,557)          (119,347)
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               10,940,863          3,986,693
-----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  1,183,385           (492,604)

CASH AND CASH EQUIVALENTS, beginning of year                                               420,590            913,194
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                                $  1,603,975       $    420,590
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     During 2000, the Company converted preferred stock
       to common stock.                                                               $     50,000       $          -
     During 2000 and 1999, respectively, the Company issued
       common stock on conversion of debt.                                            $    450,000       $    509,000
     During 2000 and 1999, respectively, the Company issued
       common stock for services received.                                            $    284,000       $    204,500
=======================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

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
                                        Resources   Corporation,    a   Kentucky
                                        corporation  ("IRC"),   acquired  voting
                                        control of the Company in  exchange  for
                                        approximately  60% of the assets of IRC.
                                        Accordingly,  the assets acquired, which
                                        included  certain  oil and  gas  leases,
                                        equipment,   marketable  securities  and
                                        vehicles,   were   recorded   at   IRC's
                                        historical  cost.  The  transaction  was
                                        accomplished   through   the   Company's
                                        issuance  of  4,000,000  shares  of  its
                                        common   stock   and  a   $450,000,   8%
                                        promissory  note  payable  to  IRC.  The
                                        promissory   note  was  converted   into
                                        83,799 shares of Tengasco, Inc. common stock in December 1995.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        BASIS OF PRESENTATION

                                        The Company's financial  statements have
                                        been presented on a going concern basis,
                                        which  contemplates  the  realization of
                                        assets   and   the    satisfaction    of
                                        liabilities  in  the  normal  course  of
                                        business. The Company continues to be in
                                        the  early  stages  of its  oil  and gas
                                        related    operating   history   as   it
                                        endeavors   to  expand  its   operations
                                        through the continuation of its drilling
                                        program  in  the  Tennessee  Swan  Creek
                                        Field. The Company anticipates beginning
                                        distribution  of natural  gas from those
                                        fields in April  2001.  During  the year
                                        ended  December  31,  2000,  the Company
                                        borrowed  $3,850,000  from Directors and
                                        other  related  parties in order to fund
                                        the    completion   of   the   pipeline.
                                        Completion  of Phase II of the  pipeline
                                        occurred  on March 8,  2001.  Management
                                        expects  cash  flow from  operations  to
                                        satisfy any short term operating  needs.
                                        However,  until  significant  operations
                                        commence  from natural gas sales through
                                        the completed pipeline, the Company will
                                        need to be able to obtain other  sources
                                        of   financing   to   support   intended
                                        drilling programs and other exploratory activities. The Company plans to fund these activities from the proceeds from other debt financing from lenders and directors, from the sale of oil and gas interests, and from private placement offerings of equity securities.

                                        Management  believes  that  the  Company
                                        will  be able to  attain  the  projected
                                        levels of  operations  necessary to meet
                                        its  operational  needs,  or be  able to
                                        obtain the  necessary  financing to fund
                                        future  growth and  ultimately to attain
                                        profitability.  However, there can be no
                                        assurances  that the Company will obtain
                                        the  necessary  funding  or obtain  such
                                        funding  in a timely  manner in order to
                                        meet  its   current   and  future   cash
                                        requirements.   The   inability  of  the
                                        Company  to   maintain   the   projected
                                        operational levels of sales or to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

                                        USE OF ESTIMATES

                                        The  accompanying  financial  statements
                                        are   prepared   in   conformity    with
                                        accounting principles generally accepted
                                        in the United  States of  America  which
                                        require management to make estimates and
                                        assumptions  that  affect  the  reported
                                        amounts  of assets and  liabilities  and
                                        disclosure  of  contingent   assets  and
                                        liabilities at the date of the financial
                                        statements  and the reported  amounts of
                                        revenues   and   expenses   during   the
                                        reporting period. The actual results could differ from those estimates.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        REVENUE RECOGNITION

                                        The Company recognizes revenues at the time of exchange of goods and services.

                                        CASH AND CASH EQUIVALENTS

                                        The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

                                        RESTRICTED CASH

                                        In 1999 an  affiliate  of a board member
                                        paid the  Company  $625,000  for certain
                                        oil  and   gas   well   interests.   Per
                                        agreement  with the buyer,  this cash is
                                        restricted   to  use  for   payments  of
                                        drilling costs for the related wells. At
                                        December 31, 2000, the related wells were in production and the restricted cash had been used to pay drilling costs.

                                        INVENTORY

                                        Inventory consists primarily of crude oil in tanks and is carried at market value.

                                        OIL AND GAS PROPERTIES

                                        The Company follows the full cost method
                                        of  accounting  for oil and gas property
                                        acquisition, exploration and development
                                        activities.   Under  this  method,   all
                                        productive   and   nonproductive   costs
                                        incurred   in   connection    with   the
                                        acquisition  of,   exploration  for  and
                                        development  of oil and gas reserves for
                                        each  cost   center   are   capitalized.
                                        Capitalized    costs    include    lease
                                        acquisitions, geological and geophysical
                                        work,  delay  rentals  and the  costs of
                                        drilling,  completing  and equipping oil
                                        and  gas  wells.  Gains  or  losses  are
                                        recognized    only    upon    sales   or
                                        dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        significant     development     projects
                                        awaiting    completion    of    pipeline
                                        facilities     are     excluded     from
                                        amortization  until  such  time  as  the
                                        pipeline  facilities are completed.  The
                                        Company's   proved  gas  reserves   were
                                        estimated   by   Columbia   Engineering,
                                        independent petroleum engineers, for the
                                        Kansas   properties,   and   by   Coburn
                                        Petroleum  Engineering for the Tennessee
                                        properties in 1999.  These reserves were
                                        estimated   by  Ryder   Scott   Company,
                                        Petroleum Consultants in 2000.

                                        The capitalized oil and gas property and
                                        pipeline   costs,    less    accumulated
                                        depreciation, depletion and amortization
                                        and related  deferred  income taxes,  if
                                        any, are generally  limited to an amount
                                        (the  ceiling  limitation)  equal to the
                                        sum  of:  (a)  the   present   value  of
                                        estimated  future net revenues  computed
                                        by applying  current prices in effect as
                                        of  the   balance   sheet   date   (with
                                        consideration  of price  changes only to
                                        the  extent   provided  by   contractual
                                        arrangements)    to   estimated   future
                                        production   of   proved   oil  and  gas
                                        reserves,    less    estimated    future
                                        expenditures (based on current costs) to
                                        be incurred in developing  and producing
                                        the reserves using a discount  factor of
                                        10%   and   assuming   continuation   of
                                        existing  economic  conditions;  and (b)
                                        the cost of  investments  in unevaluated
                                        properties excluded from the costs being
                                        amortized.   No  ceiling  writedown  was
                                        recorded in 2000 or 1999.

                                        PIPELINE FACILITIES

                                        Pipeline  facilities under  construction
                                        consist   of   direct    and    indirect
                                        construction costs, capitalized interest
                                        and  capitalized   overhead.   Once  the
                                        facility  has  been   determined  to  be
                                        complete and ready for its intended use,
                                        it   is    reclassified    to   pipeline
                                        facilities.  Once the  pipeline has been
                                        placed   in   service,    it   will   be
                                        depreciated over its estimated useful life (presently anticipated to be 30 years). Phase I of the pipeline was completed during 1999, yet has not been placed in service. Phase II of the pipeline was completed on March 8, 2001. Accordingly, no depreciation expense has been recorded for 2000 and 1999 relating to pipeline facilities.

                                        OTHER PROPERTY AND EQUIPMENT

                                        Other property and equipment are carried
                                        at  cost.   The  Company   provides  for
                                        depreciation   of  other   property  and
                                        equipment using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        IMPAIRMENT OF LONG-LIVED ASSETS AND
                                        LONG-LIVED ASSETS TO BE DISPOSED OF

                                        Management  believes  that  none  of its
                                        long-lived assets are impaired,  and the
                                        accompanying     financial    statements
                                        reflect no charges or allowances for impairment.

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

                                        CONCENTRATION OF CREDIT RISK

                                        Financial  instruments which potentially
                                        subject the Company to concentrations of
                                        credit risk consist  principally of cash
                                        and accounts receivable.  At times, such
                                        cash in banks is in  excess  of the FDIC
                                        insurance  limit.  At December 31, 1999,
                                        the  Company  had   deposits   with  one
                                        financial institution in an amount which
                                        exceeded the federally  insured limit by
                                        approximately  $1  million.  At December
                                        31, 2000,  the Company had deposits with
                                        two  financial  institutions  in amounts
                                        which  exceeded  the  federally  insured
                                        limit  by  approximately   $450,000  and
                                        $800,000.

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

                                        The Company has entered  into a contract
                                        to supply a chemical  manufacturer  with
                                        natural gas once the  pipeline  facility
                                        has been  completed.  This customer will
                                        be the  Company's  primary  customer  of
                                        natural  gas  sales.  Additionally,  the
                                        Company  sells a  majority  of its crude
                                        oil primarily to two customers, one each
                                        in   Tennessee   and  Kansas.   Although
                                        management believes that customers could
                                        be  replaced in the  ordinary  course of
                                        business,  if the present customers were
                                        to   discontinue   business   with   the
                                        Company,  it  could  have a  significant
                                        adverse    effect   on   the   Company's
                                        projected results of operations.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        LOSS PER COMMON SHARE

                                        Basic  loss  per  share is  computed  by
                                        dividing   loss   available   to  common
                                        shareholders  by  the  weighted  average
                                        number of shares outstanding during each
                                        year.  Shares issued during the year are
                                        weighted  for the  portion  of the  year
                                        that they were outstanding. Diluted loss
                                        per  share  is  calculated  in a  manner
                                        consistent  with that of basic  loss per
                                        share   while   giving   effect  to  all
                                        dilutive  potential  common  shares that
                                        were  outstanding   during  the  period.
                                        Basic  and  diluted  loss per  share are
                                        based upon 8,813,049 shares for the year
                                        ended  December  31, 2000 and  8,149,900
                                        shares for the year ended  December  31,
                                        1999.  There were  1,092,038 and 732,967
                                        potential    weighted    common   shares
                                        outstanding during 2000 and 1999 related
                                        to common  stock  options and  warrants.
                                        These  shares  were not  included in the
                                        computation  of  the  diluted  loss  per
                                        share amount  because the Company was in
                                        a  net  loss  position  and,  thus,  any
                                        potential     common     shares     were
                                        anti-dilutive.

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

                                        NEW ACCOUNTING PRONOUNCEMENTS

                                        SFAS No. 133, "Accounting for Derivative
                                        Instruments and Hedging  Activities," as
                                        amended  by SFAS  No.  137 and  138,  is
                                        effective for all fiscal years beginning
                                        after  June  15,  2000.  This  statement
                                        requires  recognition  of all derivative
                                        contracts    as    either    assets   or
                                        liabilities in the balance sheet and the
                                        measurement  of them at fair  value.  If
                                        certain conditions are met, a derivative
                                        may  be  specifically  designated  as  a
                                        hedge,  the  objective  of  which  is to
                                        match the  timing of any gains or losses
                                        on the hedge with the recognition of (i)
                                        the  changes  in the  fair  value of the
                                        hedged  asset  or  liability   that  are
                                        attributable  to the hedged risk or (ii)
                                        the   earnings   effect  of  the  hedged
                                        forecasted transaction. For a derivative
                                        not designated as a hedging  instrument,
                                        the gain or loss is recognized in income
                                        in the period of  change.  Historically,
                                        the  Company  has not  entered  into any
                                        material derivative  contracts either to
                                        hedge existing risks or for  speculative
                                        purposes.   The   adoption  of  the  new
                                        standard  on  January  1,  2001 will not
                                        affect    the    Company's     financial
                                        statements.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        In December  1999,  the SEC issued Staff
                                        Accounting   Bulletin  ("SAB")  No.  101
                                        "Revenue    Recognition   in   Financial
                                        Statements"  which  outlines  the  basic
                                        criteria  that must be met to  recognize
                                        revenue  and   provides   guidance   for
                                        presentation    of   revenue   and   for
                                        disclosure     related     to    revenue
                                        recognition    policies   in   financial
                                        statements filed with the SEC.  Adoption
                                        of SAB No.  101 did not have a  material
                                        impact   on  the   Company's   financial
                                        position or its results of operations.

                                        RECLASSIFICATIONS

                                        Certain prior year amounts have been reclassified to conform with current year presentation.

2.     RELATED PARTY                    During 2000, the Company  acquired  debt
       TRANSACTIONS                     financing in  the  amount  of $3,850,000
                                        from  two   members   of  the  board  of
                                        directors,   one   affiliate,   and  two
                                        shareholders   in  order   to   complete
                                        construction  of its pipeline  from Swan
                                        Creek to  Kingsport  (see  Note 5).  The
                                        directors will also receive a throughput
                                        fee  once  production  begins,  and will
                                        continue to receive  such fees until the
                                        debt is repaid. The throughput fee is 10
                                        cents per MMBtu  delivered  through  the
                                        pipeline in proportion to the director's
                                        proportion  of total  debt.  The  volume
                                        delivered   shall  be  calculated  on  a
                                        monthly basis (see Note 7).

                                        During 2000,  the Company  acquired debt
                                        financing       from       a       major
                                        officer/stockholder  in  the  amount  of
                                        $995,000 in order to purchase a drilling rig (see Note 7).

                                        During    2000,    the   Company    paid
                                        approximately   $270,000  in  consulting
                                        fees   and    commissions    on   equity
                                        transactions to a member of the Board of Directors.

                                        In December 1999, the Company sold for aggregate consideration of $625,000 a 25% working interest in two wells and a 50% working interest in a third well, located in the Swan Creek Field, to a related party company affiliated with a member of the Board of Directors.

                                        During  1999,   the  Company   converted
                                        $250,000 of debt  together  with accrued
                                        interest  thereon  payable  to  a  major
                                        officer/stockholder  of the Company into
                                        54,000  shares  of  common   stock.   In
                                        addition, the Company converted $163,800 of non-interest bearing accounts payable to this officer/stockholder into 16,800 shares of common stock.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

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

3.     OIL AND GAS                      The    following    table   sets   forth
       PROPERTIES                       information concerning the Company's oil
                                        and gas properties:

                                        DECEMBER 31,                                 2000             1999
                                        ==================================================================
                                        Oil and gas properties, at cost       $10,209,323       $8,752,327
                                        Accumulation depreciation,
                                            depletion and amortization           (505,294)        (308,291)
                                        -------------------------------------------------------------------

                                        Oil and gas properties, net           $ 9,704,029       $8,444,036
                                       ====================================================================


4.     PIPELINE FACILITIES              In 1996, the Company began  construction
       UNDER CONSTRUCTION               of a 51-mile gas pipeline which will (1)
                                        connect   the  Swan  Creek   development
                                        project  to  a  gas  purchaser  and  (2)
                                        enable  the   Company  to  develop   gas
                                        distribution business opportunities in the future. Phase I, a 23 mile portion of the pipeline, was completed in 1998.

                                        As  of  December  31,  2000,  management
                                        estimates the costs to complete Phase II
                                        of the pipeline are  approximately  $1.3
                                        million.

                                        In January  1997,  the  Company  entered
                                        into an  agreement  with  the  Tennessee
                                        Valley Authority ("TVA") whereby the TVA
                                        allows the Company to bury the  pipeline
                                        within  the  TVA's   transmission   line
                                        rights-of-way. In return for this right,
                                        the Company  paid  $35,000 and agreed to
                                        annual payments of approximately  $6,200
                                        for 20 years.  This agreement expires in
                                        2017 at which time the parties may renew
                                        the  agreement  for another 20 year term
                                        in      consideration     of     similar
                                        inflation-adjusted payment terms.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

5.     OTHER PROPERTY                   Other property and  equipment  consisted
       AND EQUIPMENT                    of the following:

                                        DECEMBER 31,                                    2000            1999
                                        ====================================================================
                                        Machinery and equipment                   $1,689,128     $   605,069
                                        Vehicles                                     522,854         377,208
                                        Other                                         63,734          63,735
                                        ---------------------------------------------------------------------

                                                                                   2,275,716       1,046,012

                                        Less accumulated depreciation               (598,284)       (471,117)
                                        ---------------------------------------------------------------------

                                        Other property and equipment - net        $1,677,432     $   574,895
                                        =====================================================================


6.     NOTES PAYABLE                    Notes    payable    consisted   of   the
                                        following:

                                        DECEMBER 31,                                      2000            1999
                                        =======================================================================

                                        Note   payable,   in   default,   to  an
                                        investment  company  due May  1997  with
                                        interest  payable  monthly  at  10%  per
                                        annum;  collateralized by a subordinated
                                        security  interest  in all assets of the
                                        Company.                                        $    -        $500,000

                                        Note payable,  in default,  to a company
                                        due  April  1997 with  interest  payable
                                        monthly at 10% per annum; collateralized
                                        by all assets of the Company.                   $    -         250,000
                                        -----------------------------------------------------------------------

                                                                                        $    -        $750,000
                                        =======================================================================

                                        In conjunction with the issuance of each of the notes payable listed above, the Company granted the lenders detachable stock warrants which enabled the holder to obtain up to 200,000 shares of the Company's common stock at a price of $5 per share.

                                        These  notes  were  not paid as of their
                                        respective  original due dates. In March
                                        1997,  the Company filed a claim against
                                        the three  lenders and a former  officer
                                        of  the  Company   asserting   that  the
                                        Company did not authorize the issuances of certain stock warrants related to the

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        borrowings and seeking rescission of the
                                        warrant agreements. The Company disputed
                                        the   validity  of  the  stock   warrant
                                        agreements based upon certain provisions
                                        which were not  authorized  by the board
                                        of   directors.    These   claims   were
                                        ultimately settled as discussed below.

                                        In January 2000, the respective  parties
                                        agreed  to  settle  the   disputes.   As
                                        settlement the Company paid an aggregate
                                        of  approximately  $880,000 of principal
                                        and accrued  interest as payment in full
                                        for the remaining notes outstanding. The
                                        above-mentioned   warrants  were  deemed
                                        null and void and unenforceable

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

7.     LONG TERM DEBT                   Long-term  debt  to  unrelated  entities
                                        consisted of the following:

                                        DECEMBER 31,                                         2000                1999
                                        =============================================================================
                                        Note  payable  to a bank,  with  $52,364
                                        principal     payments    due    monthly
                                        commencing  on December 31, 1999 through
                                        November 30,  2002.  Interest is payable
                                        monthly commencing  December 31, 1999 at
                                        prime  plus 1% per  annum.  The  note is
                                        guaranteed by a major shareholder and is
                                        collatalized by certain of the Company's
                                        assets. The note was repaid in 2000.          $         -         $1,828,327

                                        Note  payable  to the bank with  $95,000
                                        principal     payments    due    monthly
                                        commencing  on January  1, 2001  through
                                        February  1,  2003.   Interest   payable
                                        monthly  commencing  January  1, 2001 at
                                        prime  plus 1%  (9.5%  at  December  31,
                                        2000) per annum.  The note is guaranteed
                                        by   a   major    shareholder   and   is
                                        collatalized by certain of the Company's
                                        assets.                                         2,469,989                  -

                                        Note  payable  to an  institution,  with
                                        $75,000 principal payments due quarterly
                                        beginning  January  1,  2000;  remaining
                                        balance due October 2003;  with interest
                                        payable monthly at 8% per annum. Note is
                                        convertible  into  common  stock  of the
                                        Company  at a rate of $6.25 per share of
                                        common stock. Note is unsecured.                  975,000          1,425,000

                                        Thirteen    individual    vehicle    and
                                        equipment  notes having  interest at the
                                        rate  of  8.4%  to   11.95%   per  annum
                                        collateralized by vehicles and equipment
                                        with monthly payments including interest
                                        of  $493 to  $1,049  due  2001 to  2006,
                                        collateralized     by    vehicles    and
                                        equipment.                                        427,096            391,051
                                        -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        DECEMBER 31,                                         2000                1999
                                        -----------------------------------------------------------------------------
                                        Total long term debt due to  unrelated
                                        entities carried forward                      $ 3,872,085        $ 3,644,378

                                        Less current maturities                        (1,608,486)        (1,025,085)
                                        -----------------------------------------------------------------------------

                                        Long  term   debt  due  to   unrelated
                                        entities, less current maturities               2,263,599          2,619,293
                                        -----------------------------------------------------------------------------

                                        Long-term   debt  to   related   parties consisted of the following:

                                        Note payable to a related party;  entire
                                        principal  balance  due  December  2001,
                                        with  interest  payable  quarterly at 8%
                                        per  annum.  Note  is  convertible  into
                                        common stock of the Company at a rate of
                                        $5.00 per share of common stock.                  500,000            500,000

                                        Note  payable to a related  party  (Note
                                        2);   entire   principal   balance   due
                                        November  2005,  with  interest  payable
                                        quarterly  at  8%  per  annum.  Note  is
                                        convertible  into  common  stock  of the
                                        Company  at a rate of $7.10 per share of
                                        common stock. Note is unsecured.                  995,000                  -

                                        Note  payable to related  parties  (Note
                                        2); entire principal  balance due August
                                        2005, with interest payable quarterly at
                                        10.75% per annum. Note is collateralized
                                        by the Pipeline.                                3,850,000                  -
                                        -----------------------------------------------------------------------------

                                        Total  long  term  debt  due to  related
                                        parties                                         5,345,000            500,000
                                        Less current maturities                           500,000                  -
                                        -----------------------------------------------------------------------------

                                        Long term debt due to related parties,
                                          less current maturities                     $ 4,845,000        $   500,000
                                        ============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        The aggregate maturities of long term debt as of December 31, 2000, are as follows:

                                              Year                        Amount
                                        ----------------------------------------

                                              2001                   $2,108,486
                                              2002                    1,526,794
                                              2003                      633,499
                                              2004                       53,219
                                              2005                    4,895,087
                                        ----------------------------------------

                                                                     $9,217,085
                                        =======================================

8.     COMMITMENTS                      The Company  is a  party  to lawsuits in
       AND CONTINGENCIES                the ordinary  course  of  its  business.
                                        While the damages sought in some of
                                        these actions are material,  the Company
                                        does  not  believe  that it is  probable
                                        that  the  outcome  of  any   individual
                                        action  will  have  a  material  adverse
                                        effect,   or  that  it  is  likely  that
                                        adverse    outcomes   of    individually
                                        insignificant     actions     will    be
                                        significant   enough,   in   number   or
                                        magnitude, to have a material adverse effect in the aggregate.

                                        In the  ordinary  course of business the
                                        Company   has   entered   into   various
                                        equipment  and office  leases which have
                                        terms  ranging  from one to five  years.
                                        Approximate    future    minimum   lease
                                        payments to be made under noncancellable operating leases are as follows:

                                              Year                       Amount
                                        ---------------------------------------

                                              2001                     $170,404
                                              2002                       71,255
                                              2003                       60,158
                                              2004                       59,210
                                              2005                       62,617
                                        ---------------------------------------

                                                                       $423,644
                                        ---------------------------------------

                                        Office rent  expense  was  approximately
                                        $86,120  and $52,590 for the years ended
                                        December     31,    2000    and    1999,
                                        respectively.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

9.     CONVERTIBLE                      In 1999 the Company issued 11,889 shares
       REDEEMABLE                       of   Series  A   Preferred   Stock   for
       PREFERRED STOCK                  $1,988,900,  which  netted  the  Company
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

                                        In 2000, the Company issued 1,000 shares
                                        of   Series  A   Preferred   Stock   for
                                        $1,000,000,  which  netted  the  Company
                                        approximately       $960,000       after
                                        commissions.   In  the  same  year,  the
                                        Company  issued 1,000 shares of Series B
                                        Preferred  Stock  for   $1,000,000.   No
                                        commissions  were  paid on the  Series B
                                        Preferred Stock. In April 2000, one holder converted 5,000 shares of Series A Preferred Stock into Common Stock. No additional consideration was given to the Company for this conversion.

                                        In conjunction with the issuances of the
                                        Series  B  Preferred   Stock   described
                                        above,    the   Company    granted   the
                                        purchasers   detachable  stock  warrants
                                        which enable the holders to obtain up to 11,111 shares of the Company's common stock at a price of $9 per share.

                                        The  holders  of both  the  Series A and
                                        Series B Preferred Stock are entitled to
                                        a cumulative dividend of 8% per quarter.
                                        However, the payment of the dividends on
                                        the   Series   B   Preferred   Stock  is
                                        subordinate  to  that  of the  Series  A
                                        Preferred Stock. In the event that the Company does not make any two of six consecutive quarterly dividend payments, the holders of the Series A Preferred Stock may appoint those directors which would constitute of majority of the Board of Directors. In such a scenario, the holders of the Preferred Shares would be entitled to elect a majority of the Board of Directors until all accrued and unpaid dividends have been paid.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

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

10.    COMMON STOCK TO BE               In  1998,   an   institution   purchased
       ISSUED AND DUE FROM              140,000   shares  of  common  stock  for
       STOCKHOLDER                      $700,000.  As of December 31, 1998,  the
                                        stockholder  owed the  Company  $400,000
                                        for the stock purchase. Additionally, as
                                        of December  31,  1998,  the Company had
                                        not  issued  the   shares.   The  entire
                                        $700,000 was included as common stock to
                                        be    issued    on   the    accompanying
                                        consolidated   balance   sheet   as   of
                                        December 31, 1998. In 1999, the Company issued the shares and collected the receivable.



11.    STOCK OPTIONS                    In October 2000, the Company  approved a
                                        Stock   Incentive   Plan.  The  Plan  is
                                        effective   for   a   ten-year    period
                                        commencing   on  October  25,  2000  and
                                        ending  on   October   24,   2010.   The
                                        aggregate  number  of  shares  of Common
                                        Stock  as to  which  options  and  Stock
                                        Appreciation  Rights  may be  granted to
                                        Employees   under  the  plan  shall  not
                                        exceed   1,000,000.   Options   are  not
                                        transferable,   are  exercisable  for  3
                                        months after voluntary  resignation from
                                        the  Company and  terminate  immediately
                                        upon  involuntary  termination  from the
                                        company.  The  purchase  price of shares
                                        subject  to  this   Nonqualified   Stock
                                        Option Plan shall be  determined  at the
                                        time the  options are  granted,  but are
                                        not permitted to be less than 85% of the
                                        Fair Market  Value of such shares on the
                                        date of grant. Furthermore,  an employee
                                        in the plan may not,  immediately  prior
                                        to  the  grant  of  an  Incentive  Stock
                                        Option  hereunder,   own  stock  in  the
                                        Company   representing   more  than  ten
                                        percent of the total voting power of all
                                        classes of stock of the  Company  unless
                                        the per share option price  specified by
                                        the  Board  for  the   Incentive   Stock
                                        Options granted such and Employee is at least 110% of the Fair Market Value of the Company's stock on the date of grant and such option, by its terms, is not exercisable after the expiration of 5 years from the date such stock option is granted.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        Stock option activity in 2000 and 1999 is summarized below:

                                                                         2000                         1999
                                                               --------------------------    ------------------------
                                                                                 AVERAGE                       AVERAGE
                                                                                EXERCISE                      EXERCISE
                                                                     SHARES        PRICE         SHARES          PRICE
                                        -------------------------------------------------------------------------------
                                        OUTSTANDING,
                                          beginning
                                           of year                 505,000        $6.91         375,000         $5.80
                                        Granted                    814,715         8.69         475,000          6.90
                                        Exercised                  (20,715)        8.69         (20,000)         5.00
                                        Expired/canceled          (330,000)        6.91        (325,000)         5.66
                                                                 ---------                     --------

                                        OUTSTANDING,
                                          end of year              969,000         8.54         505,000          6.91

                                        EXERCISABLE,
                                          end of year              885,960        $8.49         252,083         $5.50
                                        ===============================================================================

                                        The    following    table     summarizes
                                        information    about    stock    options
                                        outstanding at December 31, 2000:

                                                                         OPTIONS                         OPTIONS
                                                                       OUTSTANDING                     EXERCISABLE
                                                        -------------------------------------------  ----------------
                                                                                        AVERAGE
                                                             AVERAGE                  REMAINING
                                                            EXERCISE                CONTRACTUAL
                                                               PRICE        SHARES  LIFE (YEARS)           SHARES
                                        -----------------------------------------------------------  ----------------
                                                                7.00       175,000          .33           175,000
                                                                8.69       794,000         2.83           710,960
                                                                        -----------                     -----------

                                        Total                   8.38       969,000                        885,960
                                        =============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        The  weighted  average fair value of all
                                        options  granted during 2000 and 1999 is
                                        $3.41 and $2.88 per share  respectively,
                                        calculated   using   the   Black-Scholes
                                        Option-Pricing model.

                                        The  amount  of   compensation   expense
                                        related  to stock  options  included  in
                                        general and administrative  costs in the
                                        accompanying  consolidated statements of
                                        loss was approximately  $162,500 for the
                                        year  ended   December  31,   1999.   No
                                        compensation  expense  related  to stock
                                        options  was   incurred  in  2000.   The
                                        Company   issued   70,715   options   to
                                        non-employees and non-directors in 2000.
                                        The  expense  of   $242,000   for  these
                                        options    has    been    included    in
                                        professional  fees  expense  because the
                                        options were issued to providers of such
                                        services.  The  expense  was  calculated
                                        using a fair market value of the options
                                        based      on     the      Black-Scholes
                                        option-pricing     model     assumptions
                                        discussed below.

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

                                                                                        2000             1999
                                        -----------------------------------------------------------------------
                                        Net loss available to common
                                        shareholders
                                            As reported                          $(1,799,441)     $(2,791,270)
                                            Pro forma                             (4,052,452)      (3,529,395)
                                        =======================================================================

                                        Basic and diluted loss per share
                                            As reported                             $(0.20)          $(0.34)
                                            Pro forma                                (0.46)           (0.43)
                                        =======================================================================

                                        For  employees,  the fair value of stock
                                        options  used to  compute  pro forma net
                                        loss and loss per share  disclosures  is
                                        the  estimated  present  value  at grant
                                        date     using     the     Black-Scholes
                                        option-pricing model with the following weighted average assumptions for 2000 and 1999: Expected volatility of 50% for 2000 and 106% for 1999; a risk free interest rate of 5.86% in 2000 and 6.17% in 1999; and an expected option life of 3 years for 2000 and 1.1 year in 1999.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

12.    INCOME TAXES                     The Company had no taxable income during
                                        the years ended December 31, 2000 and 1999.

                                        A  reconciliation  of the statutory U.S.
                                        Federal income tax and the income tax provision included in the accompanying consolidated statements of loss is as follows:

                                        YEAR ENDED DECEMBER 31,                        2000             1999
                                        --------------------------------------------------------------------
                                        Statutory rate                                   34%             34%
                                        Tax benefit at statutory rate             $(452,500)       $(908,000)
                                        State income tax benefit                    (75,500)        (167,000)
                                        Nondeductible travel and
                                          entertainment                              19,000           19,000
                                        Nondeductible compensation
                                          expense                                         -           62,000
                                        Other                                         5,000          199,000
                                        Increase in deferred tax asset
                                          valuation allowance                       504,000          795,000
                                        --------------------------------------------------------------------

                                        Total income tax provision                $       -        $       -
                                        ====================================================================

                                        The components of the net deferred tax assets are as follows:

                                        YEAR ENDED DECEMBER 31,                         2000             1999
                                        ----------------------------------------------------------------------
                                        Net operating loss carryforward           $4,972,000      $ 4,344,000
                                        Capital loss carryforward                    263,000          263,000
                                        Employee stock option tax
                                          benefits                                         -          124,000
                                        ----------------------------------------------------------------------

                                                                                   5,235,000        4,731,000

                                        Valuation allowance                       (5,235,000)      (4,731,000)
                                        ----------------------------------------------------------------------

                                        Net deferred taxes                        $        -      $         -

                                        ----------------------------------------------------------------------

                                        The   Company   recorded   a   valuation
                                        allowance at December 31, 2000 and 1999 equal to the excess of deferred tax assets over deferred tax liabilities as management is unable to determine that these tax benefits are more likely than not to be realized.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        As of December 31, 2000, the Company had
                                        net  operating  loss   carryforwards  of
                                        approximately $13,088,000, which will expire between 2010 and 2015, if not utilized.

                                        Additionally,  at December 31, 2000, the
                                        Company had capital  loss  carryforwards
                                        of  approximately  $657,000  which  will
                                        expire,  if not offset  against  capital
                                        gains,   as   follows:    2001-$576,000,
                                        2002-$81,000.

13.    SUPPLEMENTAL CASH                The Company paid approximately  $544,000
       FLOW INFORMATION                 and  $479,000  for  interest in 2000 and
                                        1999, respectively. In 2000 the Company capitalized $128,000 of this amount. The
                                        Company paid no income taxes in 2000 and 1999.

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

                                        In 2000 and  1999,  the  Company  issued
                                        5,376 and 9,768  shares of common  stock
                                        as   consideration   for   approximately
                                        $42,000 and $41,000, respectively of services, which approximated the fair value of the common stock.

                                        In 1999,  the lender of the note payable
                                        with an original  balance of  $1,500,000
                                        sold $75,000 of this note to other holders. These holders then converted the notes into common stock at the rate of $6.25 per share. In 2000, the lender converted approximately $450,000 of the outstanding debt into common stock under the same agreement.

14.    SIGNIFICANT FOURTH               A  significant  portion  of the net loss
       QUARTER EVENTS                   available  to  common  shareholders  was
                                        incurred  during the three  months ended
                                        December 31,  2000.  During this period,
                                        the   Company   incurred   approximately
                                        $260,000 of maintenance  and other costs
                                        on   completed   natural  gas  wells  in
                                        anticipation  of the  completion  of the
                                        pipeline  in the first  quarter of 2001.
                                        Additionally,  during the fourth quarter
                                        of   2000,    the    Company    incurred
                                        approximately  $140,000 in  professional
                                        fees   associated   with  an   abandoned
                                        potential business venture and increased
                                        interest  expense  associated with newly
                                        acquired    related    party   debt   of
                                        approximately  $30,000  (which is net of
                                        approximately   $130,000   of   interest
                                        capitalized  during this  period).  As a
                                        result  of  the  Company  issuing  stock
                                        options to  consultants  and  counsel to
                                        the Company, the Company was required to
                                        recognize   professional   fee   expense
                                        totalling   $242,000   in   the   fourth
                                        quarter. These factors, combined with an average decrease in crude oil prices of approximately 10% during the

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        quarter  and   decreases  in  production
                                        resulted in additional  operating losses
                                        of approximately  $1,192,000 during this
                                        period   in   comparison   to   previous
                                        quarterly   reporting   periods  of  the
                                        Company.

15.    SUPPLEMENTAL OIL AND             Information    with   respect   to   the
       GAS INFORMATION                  Company's    oil   and   gas   producing
                                        activities is presented in the following
                                        tables. Estimates of reserve quantities,
                                        as  well  as   future   production   and
                                        discounted   cash  flows  before  income
                                        taxes,  were  determined  by Ryder Scott
                                        Engineering  as of December 31, 2000 and
                                        by  Coburn  Petroleum   Engineering  and
                                        Columbia    Engineering,     independent
                                        petroleum engineers, as of December 31, 1999.

                                        OIL AND GAS RELATED COSTS

                                        The    following    table   sets   forth
                                        information  concerning costs related to
                                        the   Company's  oil  and  gas  property
                                        acquisition, exploration and development activities in the United States during the years ended December 31, 2000 and 1999:

                                                                                        2000            1999
                                        -----------------------------------------------------------------------
                                        Property acquisition
                                          Proved                                 $         -      $   13,921
                                          Unproved                                     5,702          17,265
                                        Less - proceeds from sales of
                                          properties                              (1,176,411)       (625,000)
                                        Development costs                          2,430,702       1,110,288
                                        -----------------------------------------------------------------------

                                                                                 $ 1,259,993      $  516,474
                                        =======================================================================

                                        RESULTS OF OPERATIONS FROM OIL AND GAS
                                        PRODUCING ACTIVITIES

                                        The  following   table  sets  forth  the
                                        Company's results of operations from oil and gas producing activities for the years ended:

                                        December 31,                                  2000             1999
                                        ---------------------------------------------------------------------
                                        Revenues                               $ 5,241,076      $ 3,017,252
                                        Production costs and taxes              (2,614,414)      (2,564,932)
                                        Depreciation, depletion and
                                            amortization                          (197,000)         (92,000)
                                        ---------------------------------------------------------------------

                                        Income from oil and gas
                                            producing activities               $ 2,429,662     $    360,320
                                        =====================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

                                        OIL AND GAS RESERVES (UNAUDITED)

                                        The  following   table  sets  forth  the
                                        Company's   net   proved   oil  and  gas
                                        reserves at  December  31, 2000 and 1999
                                        and the  changes  in net  proved oil and
                                        gas  reserves  for the years then ended.
                                        Proved reserves  represent the estimated
                                        quantities  of crude oil and natural gas
                                        which  geological and  engineering  data
                                        demonstrate with reasonable certainty to
                                        be  recoverable in the future years from
                                        known reservoirs under existing economic
                                        and  operating  conditions.  The reserve
                                        information   indicated  below  requires
                                        substantial  judgment on the part of the
                                        reserve    engineers,    resulting    in
                                        estimates   which  are  not  subject  to
                                        precise determination.  Accordingly,  it
                                        is  expected   that  the   estimates  of
                                        reserves    will    change   as   future
                                        production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

                                                                                      OIL (BBLS)           GAS (MCF)
                                        -----------------------------------------------------------------------------
                                        Proved reserves

                                        Balance, December 31, 1998                     1,624,622          46,176,025
                                          Discoveries and extensions                   1,295,685          13,566,161
                                          Revisions of previous estimates                444,893          15,268,361
                                          Production                                    (137,997)           (215,260)
                                        -----------------------------------------------------------------------------

                                        Balance, December 31, 1999                     3,227,203          74,795,287
                                          Discoveries and extensions                      56,103           1,059,147
                                          Revisions of previous estimates             (1,309,366)        (27,998,986)
                                          Production                                    (159,035)           (315,577)
                                        -----------------------------------------------------------------------------

                                        Balance, December 31, 2000                     1,814,905          47,539,871
                                        =============================================================================

                                        Proved developed producing

                                          reserves at, December 31, 2000               1,553,759           2,888,769
                                        =============================================================================

                                        Proved developed producing
                                          reserves at, December 31, 1999               1,688,073           3,248,552
                                        =============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        Of the Company's  total proved  reserves
                                        as  of  December   31,  2000  and  1999,
                                        approximately 21% and 13%, respectively,
                                        were  classified  as  proved   developed
                                        producing,  34% and  35%,  respectively,
                                        were  classified  as  proved   developed
                                        non-producing    and   45%   and    52%,
                                        respectively,  were classified as proved
                                        undeveloped.   All  of   the   Company's
                                        reserves are located in the  continental
                                        United States.

                                        The reserves analysis performed by Ryder
                                        Scott  Company  for the Swan Creek field
                                        resulted  in a  decrease  in the  stated
                                        dollar  value  of the  reserves  of that
                                        field   from   the   reserve    analysis
                                        previously  performed for the Company by
                                        Coburn  Engineering of Tulsa,  Oklahoma.
                                        This decrease in the stated dollar value
                                        of the reserve  analysis  was due to the
                                        fact  that  Ryder  Scott  utilized  more
                                        conservative assumptions in its analysis
                                        in three primary respects.  First, Ryder
                                        Scott  assumed that the gas wells in the
                                        Swan Creek  field  would drain a smaller
                                        area per well based on the  permeability
                                        of the  structure.  Second,  Ryder Scott
                                        assumed  that  due  to  the  complicated
                                        geology of the  structure,  certain  oil
                                        zones in Swan Creek  field may not be in
                                        communication  with producing oil zones,
                                        and  therefore  did not  classify  those
                                        zones as proven undeveloped reserves for
                                        valuation   purposes   at   this   time.
                                        Finally,  economic  projections by Ryder
                                        Scott of  production  rates  used in the
                                        valuation  process of the reserves  were
                                        more conservative than those utilized by
                                        Coburn    Engineering.    The    Company
                                        recognizes   that   varying   levels  of
                                        assumptions  can be made in rendering an
                                        analysis of reserves and  believes  that
                                        the   more   conservative    assumptions
                                        utilized  by Ryder  Scott are within the
                                        parameters  customarily  utilized in the
                                        analysis  of   reserves   by   companies
                                        performing reserve analysis. The Company
                                        also notes that Ryder  Scott  Company is
                                        well  known in the oil and gas  industry
                                        and by financial institutions throughout
                                        the   United   States   and   enjoys   a
                                        reputation   of   being   one   of   the
                                        preeminent firms engaged in performance of reserve analysis.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        STANDARDIZED MEASURE OF DISCOUNTED
                                        FUTURE NET CASH FLOWS
                                        (UNAUDITED)

                                        The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                                                              AMOUNTS IN THOUSANDS
                                        December 31,                                          2000            1999
                                        ----------------------------------------------------------------------------
                                        Future cash inflows                              $ 505,733        $252,270
                                        Future production costs and taxes                  (41,689)        (30,598)
                                        Future development costs                            (8,225)         (5,634)
                                        Future income tax expenses                        (122,881)        (55,090)
                                        ----------------------------------------------------------------------------

                                        Net future cash flows                              332,938         160,948

                                        Discount at 10% for timing of cash flows           (97,195)        (60,066)
                                        ----------------------------------------------------------------------------

                                        Discounted future net cash flows from
                                            proved reserves                              $ 235,743        $100,882
                                        ============================================================================

                                        The  following   table  sets  forth  the
                                        changes in the standardized measure of discounted future net cash flows from proved reserves during 2000 and 1999:

                                                                                             AMOUNTS IN THOUSANDS
                                                                                             2000            1999
                                        ----------------------------------------------------------------------------
                                        BALANCE, beginning of year                      $ 100,882       $  42,976
                                        Sales, net of production costs
                                          and taxes                                        (2,627)           (452)
                                        Discoveries and extensions                          1,778          27,394
                                        Changes in prices and
                                          production costs                                360,082          27,919
                                        Revisions of quantity estimates                  (186,289)         21,799
                                        Development costs incurred                          1,236           1,076
                                        Interest factor - accretion of discount            13,355           5,329
                                        Net change in income taxes                        (53,572)        (22,869)
                                        Changes in future development
                                          costs                                            (3,237)            556
                                        Changes in production rates
                                          and other                                         4,135          (2,846)
                                        ----------------------------------------------------------------------------

                                        BALANCE, end of year                            $ 235,743        $100,882
                                        ============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                        Estimated    future   net   cash   flows
                                        represent  an  estimate  of  future  net
                                        revenues  from the  production of proved
                                        reserves  using  current  sales  prices,
                                        along with  estimates  of the  operating
                                        costs,   production   taxes  and  future
                                        development and abandonment  costs (less
                                        salvage value) necessary to produce such
                                        reserves.  The  average  prices  used at
                                        December  31,  2000 and 1999 were $25.62
                                        and  $23.01  per barrel of oil and $9.66
                                        and $2.38 per mcf of gas,  respectively.
                                        No   deduction   has   been   made   for
                                        depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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