Form 10-Q
period 2001-03-31
TENGASCO INC
filed 2001-05-21
CIK 1001614

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly period ended March 31, 2001



                           Commission File No. 0-20975



                         Tengasco, Inc. and Subsidiaries
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


          Tennessee                                        87-0267438
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


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,558,110 common shares at March 31, 2001.

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

     ITEM 1.              FINANCIAL STATEMENTS

     *    Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000................................................  3-4

     *    Consolidated Statements of Loss for the three
          months ended March 31, 2001 and 2000.............................    5

     *    Consolidated Statements of Stockholders' Equity for the
          three months ended March 31, 2001................................    6

     *    Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000....................................    7

     *    Notes to Consolidated Financial Statements.......................  8-9


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS.............................................. 10-13

     ITEM 3.   QUANTITATIVE AND QUALITATIVE
               DISCLOSURE ABOUT MARKET RISK...............................    14


PART II.  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND
               USE OF PROCEEDS............................................    14

     *          Signature.................................................    15

                         TENGASCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   December 31,
                                                           2001         2000
                                                       (Unaudited)
                                                       -----------   -----------

Current Assets:
  Cash and cash equivalents ........................   $   767,192   $ 1,603,975
  Accounts receivable, net .........................       848,997       835,404
  Other current assets .............................       353,838       251,345
                                                       -----------   -----------

Total current assets ...............................     1,970,027     2,690,724

Oil and gas properties, net
  (on the basis of full cost accounting) ...........    10,183,774     9,704,029

Completed pipeline facilities ......................    13,351,972     4,200,000

Pipeline facilities, under construction, at cost ...             0     6,847,038

Property and equipment, net ........................     1,653,532     1,677,432

Other ..............................................        72,613       105,501
                                                       -----------   -----------


                                                       $27,231,918   $25,224,724
                                                       ===========   ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          TENGASCO, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,       December 31,
                                                     2001              2000
                                                 (Unaudited)
                                                 ------------      ------------
Current liabilities
  Current maturities of long term
    debt-related party                           $    500,000      $    500,000
  Current maturities of long-term debt              1,514,648         1,608,486
  Accounts payable-trade                            1,054,271         1,016,462
  Accrued interest Payable                            365,582           135,435
  Accrued liabilities                                 253,560            52,640
                                                 ------------      ------------

Total current liabilities                           3,688,061         3,313,023

Long term debt-related parties,
  less current maturities                           4,845,000         4,845,000

Long term debt, less current maturities             1,884,583         2,263,599
                                                 ------------      ------------

Total long term debt                                6,729,583         7,108,599
                                                 ------------      ------------

Total liabilities                                  10,417,644        10,421,622
                                                 ------------      ------------
Preferred Stock
  Convertible redeemable preferred;
  redemption value $3,938,900;
  39,389 shares outstanding                         3,938,900         3,938,900
                                                 ------------      ------------
Stockholders' Equity
  Common stock, $.001 per value,
    50,000,000 shares authorized                        9,559             9,296
  Additional paid-in capital                       28,400,164        25,941,709
  Accumulated deficit                             (15,534,349)      (15,086,803)
                                                 ------------      ------------

Total stockholders' equity                         12,875,374        10,864,202
                                                 ------------      ------------

                                                 $ 27,231,918      $ 25,224,724
                                                 ============      ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIAIRES

                         CONSOLIDATED STATEMENTS OF LOSS

                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                 March 31, 2001   March 31, 2000
                                                   (Unaudited)      (Unaudited)
                                                   -----------     -----------

Oil and gas revenues                               $ 1,448,318     $ 1,179,912
                                                   -----------     -----------



Costs and other deductions
  Production costs and taxes                           731,835         455,825
  Depletion, depreciation and amortization              97,500          63,000
  Interest expense                                      77,924          98,933
  General and administrative costs                     754,062         565,830
  Legal and accounting                                 155,765          66,777
                                                   -----------     -----------

Total costs and other deductions                     1,817,086       1,250,365
                                                   -----------     -----------

Net loss                                              (368,768)        (70,453)
                                                   -----------     -----------

Dividends on preferred stock                            78,778          39,778
--------------------------------------------       -----------     -----------

Net loss attributable to common shareholders       $  (447,546)    $  (110,231)
--------------------------------------------       -----------     -----------

Net loss attributable to common shareholders
     Per share basic and diluted                   $     (0.05)    $     (0.01)
--------------------------------------------       ===========     ===========

Weighted average shares outstanding                  9,415,797       8,722,892
--------------------------------------------       -----------     -----------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                   Common Stock                     Additional
                              ---------------------     Paid In    Accumulated
                                Shares      Amount      Capital      Deficit
                              ----------   --------   -----------  ------------
Balance December 31, 2000     $9,295,558   $  9,296   $25,941,709  $(15,086,803)

Common stock issued in            75,000         75       884,925             0
private placements

Common stock issued on            22,068         22       134,978             0
conversion of debt

Common stock issued as a           1,159          1        14,776             0
charitable donation

Stock options exercised          164,325        165     1,368,576             0

Payment of dividends on
convertible redeemable
preferred stock                        0          0             0       (78,778)

Net loss for the three
months ended March 31, 2001            0          0             0      (368,768)
                              ----------   --------   -----------  ------------

Balance, March 31, 2001        9,558,110   $  9,559   $28,344,964  $(15,534,349)
                              ==========   ========   ===========  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three  For the Three
                                                    Months Ended   Months Ended
                                                      March 31,      March 31,
                                                         2001           2000
                                                     (Unaudited)    (Unaudited)
                                                     -----------    ----------
Operating activities
  Net loss                                           $  (368,768)   $  (70,453)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depletion, depreciation and amortization                97,500        63,000
  Compensation paid in stock options                      55,200            --
  Changes in assets and liabilities
    Accounts receivable                                  (13,593)        2,657
    Other current assets                                (102,493)       (1,000)
    Accounts payable                                      37,809      (169,476)
    Accrued liabilities                                  200,920       (60,175)
    Accrued Interest Payable                             230,147             0
                                                     -----------    ----------

Net cash provided by (used in) operating activities      136,722      (235,447)
                                                     -----------    ----------

Investing activities
    Additions to property and equipment                  (23,600)     (143,893)
    Net additions to oil and gas properties             (529,745)     (424,846)
    Net additions to pipeline facilities              (2,304,934)      (32,238)
    Decrease in restricted cash                                0       625,000
    Other assets                                          32,888             0
                                                     -----------    ----------

Net cash provided by (used in) investing activities   (2,825,391)       24,023
                                                     -----------    ----------

Financing activities
    Repayments of borrowings                            (337,854)     (979,898)
    Dividends on convertible redeemable
      preferred stock                                    (78,778)      (39,778)
    Proceeds from private placements of
      common stock                                     2,268,518       496,000
    Proceeds from private placements of
      preferred stock                                          0     1,000,000
                                                     -----------    ----------

Net cash provided by financing activities              1,851,886       476,324
                                                     -----------    ----------

Net change in cash and cash equivalents                 (836,783)      264,900

Cash and cash equivalents, beginning of period         1,603,975       420,590
                                                     -----------    ----------

Cash and cash equivalents, end of period             $   767,192    $  685,490
                                                     ===========    ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         Tengasco, Inc. And Subsidiaries
                   Notes to Consolidated Financial Statements


(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-KSB.

(2) During 2000, the Company acquired debt financing in the amount of $3,850,000 from two members of the board of directors, one affiliate, and two shareholders in order to complete construction of its pipeline from Swan Creek to Kingsport. The directors will also receive a throughput fee once production begins, and will continue to receive such fees until the debt is repaid. The throughput fee is 10 cents per MMBtu delivered through the pipeline in proportion to the director's proportion of total debt. The volume delivered shall be calculated on a monthly basis. The original agreement provided for quarterly interest payments to begin in March 2001. The holders of the note have agreed to extend the interest repayment term to commence on July 15, 2001. All other terms of the agreement remain in effect.

     During 2000, the Company acquired debt financing from a major officer/stockholder in the amount of $995,000 in order to purchase a drilling rig.

     During 2000 the Company paid approximately $270,000 in consulting fees and commissions on equity transactions to a member of the Board of Directors.

(3) In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 9,547,462 weighted average shares outstanding for the quarter ended March 31, 2001 and 8,722,892 weighted average shares outstanding for the quarter ended March 31, 2000. There were 475,827 and 475,827 potential weighted average common shares outstanding at March 31, 2001 and March 31, 2000, respectively, related to common stock options and warrants. These shares were included in the computation of the diluted income and loss per share amount.

(4) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000 (as amended by FAS 138). This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into any material derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2001 did not affect the Company's financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or its results of operations.

(5) During the three months ended March 31, 2001, the Company converted $135,000 of debt through the issuance of approximately 22,000 shares of common stock. Additionally, the Company donated 1,159 shares of common stock to a charitable organization during this period. The donation, totaling $14,777 was recorded as a charitable contribution and is included in general and administrative expenses in the accompanying consolidated statement of loss for the three months ended March 31, 2001.

(6) During the three months ended March 31, 2001, the Stock Option Committee granted 115,000 options to purchase the Company's stock at prevailing market prices. The options were granted to employees and directors of the Company under the terms of the Tengasco, Inc. Stock Incentive Plan.

     Additionally, the Company extended the exercise period of one employee's stock options resulting in recorded compensation of $55,200 during the three months ended March 31, 2001.

                         Tengasco, Inc. and Subsidiaries

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 208 producing oil and gas wells in Kansas and has 30 producing natural gas and five oil wells in Tennessee.

With the completion of its 65 mile pipeline and the flow of gas through the pipeline, the Company will be able to deliver its gas to Eastman Chemical Company ("Eastman"), BAE SYSTEMS at the Holston Army Ammunition Plant and other customers in the Kingsport area and anticipates being able to sell substantially all of its natural gas production from the Swan Creek Field. The Company anticipates that its agreement with Eastman will require Eastman to purchase a minimum of 10,000 MMBTU of gas per day. Initial deliveries of gas to Eastman were made on May 21, 2001. Deliveries of natural gas to BAE SYSTEMS at the Holston facility commenced on April 4, 2001 and the Company anticipates that purchases under that agreement will ultimately be 1,800 MMBTU of gas per day.

The anticipated sales of natural gas resulting from the completion of the pipeline will also allow the Company to focus on its drilling program on the Swan Creek leases and continue the development of that field.

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

The aggregate requirements of these customers exceeds the requirements of Eastman. The Company has not entered into any contracts for sales to any of these potential customers, and no assurances can be made that such contracts will be agreed upon. However, the Company plans to fully exploit this significant potential market in the Kingsport area for serving large volume industrial customers. In addition, the Company's subsidiary, Tengasco Pipeline Corporation, has entered into a franchise agreement with the City of Kingsport that grants it authority for twenty years to construct facilities and to sell and distribute natural gas to all classes of customers in Kingsport, not only the large industrial customers listed herein. The franchise agreement is subject to approval by the Tennessee Regulatory Authority which the Company expects to be granted in the near future.

On January 25, 2000, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation, signed an agreement to install and operate a new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District previously had no natural gas facilities. The system was installed in the year 2000 and initially extends to a small number of initial customers, and will be gradually expanded over time to serve as many of the 6,900 residential and commercial customers in the county as may be economically possible.

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

The Company has either acquired seismic data on these structures from third party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic data is being analyzed at facilities of the University of Tennessee as part of the strategic alliance between the Company and the University of Tennessee. The seismic analysis and related leasing activities should be completed in approximately six months, and the Company plans to conduct exploration activities in these new areas. The Company plans to obtain funds for these activities from results of operations or from third party sources such as a bank loan or other third party financing.

The Company has no plans, at present, to increase the number of its employees significantly.

This plan of operations is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

The information contained in this Report, in certain instances, includes certain forward- looking statements. When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements.

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

Results of Operations and Financial Condition

The Company recognized $1,448,318 in revenues from the Kansas oil and gas field and Swan Creek during the first quarter of 2001 compared to $1,179,912 in the first quarter of 2000. This increased revenue resulted from the significant increase in gas prices during the first quarter of 2001. Gas prices in Kansas in the first quarter of 2000 were approximately $2.40 per mcf whereas prices in 2001 were approximately $7.07 per mcf. Also oil production from Swan Creek increased from 11,294 barrels in the first quarter of 2000 to 13,917 in 2001.

Although the Company's revenues increased during the first quarter of 2001, the Company incurred a net loss to holders of common stock of $447,546 ($.05 per share of common stock) during this period compared to a net loss in the first three months of 2000 to holders of common stock of $110,231 ($.01 per share of common stock).

This loss was primarily due to the following:

     Production costs and taxes for the first three months of 2001 of $731,835, was higher compared to $455,825 in the first quarter of 2000. This was due to some well work overs in Kansas in order to increase future production and completion of additional maintenance cost in Swan Creek in preparation for production beginning in April of 2001.

     Depreciation, Depletion and Amortization expense for the first three months of 2001 was $97,500, compared to $63,000 for the first three months of 2000, this difference was due to a change in estimate and depreciation on additional equipment purchased late in 2000.

     Interest Expense for the first three months of 2001 was $77,924, as compared to $98,933 in 2000. This difference is due to capitalized interest of $147,810 during construction of Phase II of the Company's 65 mile pipeline.

     General and Administrative Expenses for the first three months of 2001 increased $188,232 from the first three months of 2000 amount of $565,830. Approximately $90,000 of this increase was due to an increase in insurance to expand coverage including blowout insurance for the Company and approximately $40,000 was attributable to public relations costs. The Company also incurred a $55,200 compensation adjustment resulting from the extension of the exercise period for options granted to an employee.

     Legal and accounting fees increased $88,988 for the first three months of 2001. The increase was for additional auditing services provided by our auditors and attorney fees associated with year-end filings.

During the three months ended March 31, 2001, the Company incurred approximately $2,300,000 of additional costs associated with the Swan Creek Pipeline. On March 8, 2001, the pipeline was ready for its intended use; accordingly, pipeline facilities under construction were reclassified to completed pipeline facilities on the accompanying consolidated balance sheet as of March 31, 2001.

Quantitative and Qualitative Disclosure About Market Risk:

The Company's major market risk exposure is in the pricing applicable to its natural gas and crude oil production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

The Company also has risk exposure for interest rates on its outstanding debt. A significant portion of the Company's long term debt is based upon published prime rates. Interest rates have recently been somewhat volatile, and although it is difficult to predict future fluctuations of interest rates in the future, volatility is expected to continue.

Changes in Securities and Use of Proceeds

During the first quarter of 2001, 75,000 shares of restricted common stock were sold in a private placement, 22,068 shares were issued pursuant to the conversion of convertible notes and 164,325 shares of common stock were issued pursuant to the exercise of options, the majority of which were granted under the Tengasco, Inc. Stock Incentive Plan.

The Company has issued a private placement offering memorandum for a minimum of 10,000 and a maximum of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock. As of this date, the Company has not sold any shares pursuant to this offering. The offering will terminate upon the sale of the maximum number of shares or June 15, 2001, whichever occurs first. The purpose of the offering is to provide funds for the Company's drilling program in the Swan Creek field, the exploration of new geological structures, and working capital, as the Company deems appropriate.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated:     May 18, 2001                 TENGASCO, INC.



                                        By:
                                           -------------------------------------
                                           Robert M. Carter, President


                                        By:
                                           -------------------------------------
                                           Mark A. Ruth, Chief Financial Officer