Form 10KSB/A
period 2000-12-31
TENGASCO INC
filed 2001-05-23
CIK 1001614

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES (BASED ON THE CLOSING PRICE ON MARCH 16, 2001 OF $11.05): $73,152,602.

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

            Since 1995 the Company has acquired oil and gas leases on a total of approximately 50,500 acres, located in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee (collectively, the "Swan Creek Leases or Field").

            Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 32,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 were 273 wells, including 208 working wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The seller financing portion of the purchase price has been refinanced by Arvest United Bank of Oklahoma City, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principal and interest over a three year period. The Company is current in its obligations under this transaction.

            The Kansas Properties are currently producing approximately one million cubic feet of natural gas and 400 barrels of oil per day. Income from the Kansas Properties at the present time is approximately $400,000 per month.

            The Company has drilled or has an interest in thirty wells in the Swan Creek field in Tennessee and presently has twenty four productive natural gas wells and six producing oil wells in this field. In July 1998 the Company completed the first phase ("Phase I") of its pipeline in the Swan Creek Field, a 30 mile pipeline made of 6 and 8 inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority ("TVA"), the Company was successful in utilizing TVA's right-of- way along its main power line grid from the Swan Creek Field to the Hawkins County Utility District located in Rogersville. The cost of constructing Phase I of the pipeline was approximately $4,200,000.

            The Company has now completed construction of the second phase ("Phase II") of its pipeline, an additional 35 miles of 8 and 12 inch pipeline extending from the terminus of the Company's existing Phase I pipeline to Eastman Chemical Company in Kingsport, Tennessee. Construction of Phase II of the pipeline cost approximately $6,800,000. Ceremonies marking the completion of construction were held in Kingsport, Tennessee on March 8, 2001 and were attended by over two hundred people, including the Hon. Don Sundquist, Governor of the State of Tennessee, the president of Eastman Chemical Company, and many state and local government officials. Deliveries of gas to the Holston Army Ammunition Plant at Kingsport, Tennessee began on April 4, 2001 and deliveries to Eastman Chemical Company are expected to commence on or before April 30, 2001.

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

            In April 2000, the Company commenced construction of Phase II of the pipeline. When the pipeline was completed on March 8, 2001, the Company had laid an additional 35 miles of 8 inch and 12 inch pipeline at a cost of approximately $6,800,000 extending its pipeline from a point near the terminus of Phase I and connecting to an existing pipeline and meter station at Eastman's chemical plant. The completed pipeline extends 65 miles from the Company's Swan Creek Field to Kingsport, Tennessee. The Company is ready to commence deliveries of gas to Eastman. The Company has been advised by Eastman that although the Company's gas has been tested and the quality of gas is acceptable for initial deliveries under the agreement, Eastman encountered technical problems in adjusting its metering equipment for initial deliveries and that final adjustments and additions to Eastman's meters are being concluded and that Eastman expects to take initial deliveries as soon as such adjustments and additions to its equipment are concluded. Based on these representations from Eastman, the Company expects deliveries to Eastman to begin on or before April 30, 2001.

            On January 25, 2000, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("Tengasco Pipeline"), signed a franchise agreement to install and operate new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District has no existing natural gas facilities and the system to be installed by Tengasco Pipeline will initially extend to schools and small customers, and will be gradually expanded over time to serve as many of the districts.

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

RESERVE ANALYSES

            Ryder Scott Company of Houston, Texas ("Ryder Scott") has performed reserve analyses of all the Company's productive leases. Ryder Scott and its employees and its registered petroleum engineers have no interest in the Company or IRC, and performed these services at their standard rates. The net reserve values used hereafter were obtained from a report dated March 28, 2001 prepared by Ryder Scott. In substance, the report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Ryder Scott. The net reserve values in the Ryder Scott Report were adjusted to take into account the working interests that have been sold by the Company in various wells in the Swan Creek Field. See, "Item 2 - Description of Property." The report of Ryder Scott provides that the net proved reserves for wells in the Swan Creek Field is 54,572 MMCF of natural gas and 569,774 barrels of oil. According to the Ryder Scott Report, discounting the net reserve values by 10% results in a present value as of December 31, 2000 of $443,367,924 before production taxes and $430,066,886 after production taxes for the Swan Creek Field.

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

            Ryder Scott also performed a reserve analysis of the Kansas Properties. The net reserve values used hereafter were also obtained from the Ryder Scott Report dated March 28, 2001. According to the Ryder Scott Report, discounting the net reserve values by 10% results in a present value as of December 31, 2000 of $54,419,609 before production taxes and $54,307,992 after production taxes for the Kansas Properties.

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


ITEM 2. DESCRIPTION OF PROPERTY

PROPERTY LOCATION, FACILITIES, SIZE AND NATURE OF OWNERSHIP

            The Company's Swan Creek Leases are on approximately 50,500 acres in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee. The initial terms of these leases vary from one to five years. Many of them can be extended at the option of the Company by payment of annual rent. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing the Swan Creek Leases. See "Description of Business" - "General" above.

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

                            FIVE PERCENT STOCKHOLDERS

                                                NUMBER OF SHARES     PERCENT OF
NAME AND ADDRESS              TITLE            BENEFICIALLY OWNED      CLASS
----------------              -----            ------------------   ------------
Industrial Resources          Stockholder         2,730,345(3)            28%
Corporation
603 Main Ave.
Knoxville, TN 37902

Spoonbill, Inc.               Stockholder           878,198             9.09%
Tung Wai Commercial Bldg.
20th Floor
109-111 Gloucester Rd.
Wanchai, Hong Kong

Bill L. Harbert               Stockholder           720,000             7.45%
820 Shaders Creek Pkwy.
Birmingham, AL 35209

                             DIRECTORS AND OFFICERS

                                                NUMBER OF SHARES     PERCENT OF
NAME AND ADDRESS              TITLE            BENEFICIALLY OWNED      CLASS
----------------              -----            ------------------   ------------
Joseph Earl Armstrong         Director              50,000(4)      Less than 1%
4708 Hilldale Drive
Knoxville, TN 37914

----------

(3) Malcolm E. Ratliff, the Chief Executive Officer and Chairman of the Board of Directors of the Company is the sole owner of the outstanding securities and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness, to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Malcolm E. Ratliff's wife, Linda Ratliff, is the Secretary of IRC. Accordingly, IRC may be deemed to be an affiliate of the Company. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. Malcolm E. Ratliff has voting control of the shares of the Company owned by Ratliff Farms, Inc. Accordingly, Ratliff Farms, Inc. may also be deemed to be an affiliate of the Company. The shares listed here for IRC include 2,187,232 shares owned directly by IRC, 55,353 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 243,760 shares owned directly by Ratliff Farms, Inc., 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the children of Malcolm E. Ratliff are the beneficiaries and 164,000 shares transferred by Ratliff Farms, Inc. to James Ratliff.

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
3 New Street
Remsenberg, NY 11960

Robert D. Hatcher, Jr.        Director               50,000(7)     Less than 1%
107 Golden Gate Lane
Oak Ridge, TN 37830

Sanford E. McCormick          Director               40,000(8)     Less than 1%
1100 Louisiana Ste. 5425
Houston, TX 77002

Shigemi Morita                Director               235,141(9)     2.4%
35 Park Avenue
New York, N.Y. 10016

Malcolm E. Ratliff            Chief Executive      2,730,345(10)     28%
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

(10) Malcolm E. Ratliff, the Company's Chief Executive Officer and Chairman of the Board of Directors, is also the sole shareholder and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Linda Ratliff, Malcolm E. Ratliff's wife, is the Secretary of IRC. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and president of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms, Inc. Malcolm E. Ratliff has voting control over the shares of the Company owned by Ratliff Farms, Inc. The shares listed here include 2,187,232 shares owned directly by IRC, 55,353 shares owned directly and an option to purchase 50,000 shares held by Malcolm E. Ratliff, 243,760 owned directly by Ratliff Farms, Inc., 30,000 shares owned directly by a trust of which Linda Ratliff is trustee and the beneficiaries are the children of Malcolm E. Ratliff (the "Ratliff Trust") and 164,000 shares transferred by Ratliff Farms, Inc. to James Ratliff.

All Officers and                                3,598,965(18)       35.2%
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

----------

(18) Consists of shares held directly and indirectly by management, shares held by IRC, by Ratliff Farms, Inc., by the Ratliff Trust and shares transferred from Ratliff Farms, Inc. to James Ratliff and 555,500 shares underlying options.

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

            In December 1999, ownership of all of the outstanding and issued shares of IRC, the largest shareholder of the Company's common stock was transferred from James Ratliff to his son, Malcolm E. Ratliff. Ownership of the IRC shares had previously been transferred to James Ratliff due to the illness of Malcom E. Ratliff. IRC presently owns 2,187,232 shares of the Company's common stock.

            On August 16, 2000, Tengasco Pipeline Corporation ("TPC"), a wholly-owned subsidiary of the Company, entered into loan agreements (the "Loan Agreements") with five lenders (the "Lenders") for a loan (the "Loan") to finance the completion of Phase II of the Company's 65 mile pipeline. Under the terms of the Loan Agreements, the Lenders agreed to loan TPC $5.6 million for the construction and costs associated with Phase II. Repayment of the Loan was secured only by a first lien upon the pipeline assets of TPC. The Loan is to be repaid over a five-year term, accruing interest at 10.75% per annum from the date of funding, with no penalty for prepayment, and the first payment due in six months from closing. As additional consideration for making the Loan, each Lender is to share on a pro-rata basis, a total throughput fee for all of the Lenders of $.10 per MMBTU of natural gas delivered through the completed pipeline system. The throughput agreement will cease to exist when the Loan is paid in full. The Lenders include Morita Properties, Inc., an affiliate of Shigemi Morita, a Director of the Company which loaned TPC $500,000; Edward W.T. Gray III, a Director of the Company who loaned TPC $1,000,000; and, Malcolm E. Ratliff, Chairman of the Board of Directors and Chief Executive Officer of the Company who agreed to loan $2,000,000, to have been funded by November 15, 2000. The balance of the Loan in the amount of $2,100,000 was made by two

        23.2 Consent of Robson Ferber Frost Chan & Essner, LLP contained in Exhibit No. 5.1


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

Date: May 23, 2001                                   TENGASCO, INC.
                                                     (Registrant)

                                                     By: /s/ MALCOLM E. RATLIFF
                                                        -----------------------
                                                     Malcolm E. Ratliff,
                                                     Chief Executive Officer


                                                     By: /s/ MARK A. RUTH
                                                        -----------------------
                                                     Mark A. Ruth
                                                     Principal Financial
                                                     and Accounting Officer
                                       56