Form 10-Q
period 2001-06-30
TENGASCO INC
filed 2001-08-14
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                                 (865-523-1124)
                                  ------------
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


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 9,788,611 COMMON SHARES AT JUNE 30, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES      NO  X
                                                                ----     ----

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I.       FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS


      *       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND

              DECEMBER 31, 2000................................................     3-4

      *       CONDENSED CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE AND SIX

              MONTHS ENDED JUNE 30, 2001 AND 2000..............................       5

      *       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE

              SIX MONTHS ENDED JUNE 30, 2001...................................       6

      *       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

              ENDED JUNE 30, 2001 AND 2000.....................................       7

      *       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............    8-10


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS......................................   11-15

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......      15


PART II.  OTHER INFORMATION

      ITEM 1.   LEGAL PROCEEDINGS .............................................      16

      ITEM 2.   CHANGES IN SECURITIES AND

                USE OF PROCEEDS................................................      17

      ITEM 3.   SUBMISSION OF MATTERS .........................................      18

      *     SIGNATURE..........................................................      19

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         JUNE 30, 2001
                                                          (UNAUDITED)     DECEMBER 31, 2000
                                                         --------------   -----------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                $ 1,731,500       $ 1,603,975
  TRADE ACCOUNTS RECEIVABLE, NET                               944,698           684,132
  WELL PARTICIPANTS RECEIVABLE                                 257,788           151,272
  OTHER CURRENT ASSETS                                         310,568           251,345
                                                           -----------       -----------

TOTAL CURRENT ASSETS                                         3,244,554         2,690,724

OIL AND GAS PROPERTIES, NET (ON THE BASIS OF FULL COST
  ACCOUNTING)                                               11,768,841         9,704,029

COMPLETED PIPELINE FACILITIES, NET                          14,373,630         4,200,000

PIPELINE FACILITIES, UNDER CONSTRUCTION, AT COST                     0         6,847,038

PROPERTY AND EQUIPMENT, NET                                  1,609,291         1,677,432

OTHER                                                           63,613           105,501
                                                           -----------       -----------


                                                           $31,059,929       $25,224,724
                                                           ===========       ===========











      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       JUNE 30, 2001
                                                        (UNAUDITED)      DECEMBER 31, 2000
                                                       --------------    -----------------
 CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM DEBT-RELATED PARTY    $     500,000      $    500,000
  CURRENT MATURITIES OF LONG-TERM DEBT                      2,514,648         1,608,486
  ACCOUNTS PAYABLE-TRADE                                      851,769         1,016,462
  ACCRUED INTEREST PAYABLE                                    358,253            56,657
  ACCRUED DIVIDENDS PAYABLE                                    87,489            78,778
  ACCRUED LIABILITIES                                          50,573            52,640
                                                         ------------      ------------

TOTAL CURRENT LIABILITIES                                   4,362,732         3,313,023

LONG-TERM DEBT-RELATED PARTIES,

  LESS CURRENT MATURITIES                                   4,845,000         4,845,000

LONG-TERM DEBT, LESS CURRENT MATURITIES                     1,554,621         2,263,599
                                                                           ------------

TOTAL LONG-TERM DEBT                                        6,399,621         7,108,599
                                                         ------------      ------------

TOTAL LIABILITIES                                          10,762,353        10,421,622
                                                         ------------      ------------
PREFERRED STOCK

  CONVERTIBLE REDEEMABLE PREFERRED; REDEMPTION VALUE
    $5,622,900 AND $3,938,900; 56,229 AND 39,389
    SHARES OUTSTANDING; RESPECTIVELY                        5,622,900         3,938,900
                                                         ------------      ------------
STOCKHOLDERS'EQUITY
  COMMON STOCK, $.001 PER VALUE, 50,000,000 SHARES
    AUTHORIZED                                                  9,791             9,296
  ADDITIONAL PAID-IN CAPITAL                               30,622,757        25,941,709
  ACCUMULATED DEFICIT                                     (15,957,872)      (15,086,803)
                                                         ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                 14,674,676        10,864,202
                                                         ------------      ------------

                                                         $ 31,059,929      $ 25,224,724
                                                         ============      ============










      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        4

                         TENGASCO, INC. AND SUBSIDIAIRES

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                               --------------------------    --------------------------
                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------
OIL AND GAS REVENUES                           $ 1,863,068    $ 1,270,283    $ 3,311,386    $ 2,450,195
                                               -----------    -----------    -----------    -----------

COSTS AND OTHER DEDUCTIONS
    PRODUCTION COSTS AND TAXES                     619,095        799,736      1,350,930      1,255,561

    DEPLETION, DEPRECIATION AND AMORTIZATION       170,957         63,000        268,457        126,000
    INTEREST EXPENSE                               251,090        105,225        329,014        204,158
    GENERAL AND ADMINISTRATIVE COSTS             1,050,245        549,192      1,804,307      1,115,022
    LEGAL AND ACCOUNTING                           107,715        132,364        263,480        199,141
                                               -----------    -----------    -----------    -----------

TOTAL COSTS AND OTHER DEDUCTIONS                 2,199,102      1,649,517      4,016,188      2,899,882
                                               -----------    -----------    -----------    -----------

NET LOSS                                          (336,034)   $  (379,234)      (704,802)      (449,687)
                                               -----------    -----------    -----------    -----------

DIVIDENDS ON PREFERRED STOCK                        87,489         72,160        166,267        111,938
                                               -----------    -----------    -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $  (423,523)   $  (451,394)   $  (871,069)     $(561,625)
                                               -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER SHARE BASIC AND DILUTED               $     (0.04)   $     (0.05)   $     (0.09)   $     (0.06)
                                               -----------    -----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING             10,172,187      9,126,584     10,030,176      9,070,952
                                               -----------    -----------    -----------    -----------




















      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                       ADDITIONAL
                                                 COMMON STOCK            PAID IN       ACCUMULATED
                                            SHARES          AMOUNT       CAPITAL         DEFICIT
                                         ------------     ----------   ------------   ------------
BALANCE DECEMBER 31, 2000                   9,295,558     $    9,296   $ 25,941,709   $(15,086,803)

COMMON STOCK ISSUED IN                        247,622            248      2,640,902              0
PRIVATE PLACEMENTS

COMMON STOCK ISSUED ON                         22,068             23        134,978              0
CONVERSION OF DEBT

COMMON STOCK ISSUED AS A                        1,159              1         14,776              0
CHARITABLE DONATION

STOCK OPTIONS EXERCISED                       209,857            210      1,819,404              0

CONVERSION OF PREFERRED STOCK
TO COMMON STOCK                                12,347             13         70,988              0

PAYMENT OF DIVIDENDS ON
CONVERTIBLE REDEEMABLE PREFERRED STOCK              0              0              0       (166,267)

NET LOSS FOR THE SIX MONTHS
ENDED JUNE 30, 2001                                 0              0              0       (704,802)
                                         ------------     ----------   ------------   ------------

BALANCE, JUNE 30, 2001                      9,788,611     $    9,791   $ 30,622,757   $(15,957,872)
                                         ============     ==========   ============   ============




















      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE SIX     FOR THE SIX
                                                                MONTHS ENDED    MONTHS ENDED
                                                               JUNE 30, 2001   JUNE 30, 2000
                                                                (UNAUDITED)     (UNAUDITED)
                                                               ------------     -----------
OPERATING ACTIVITIES
    NET LOSS                                                   $  (704,802)     $  (449,687)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES:

    DEPLETION, DEPRECIATION AND AMORTIZATION                       268,457          126,000
    COMPENSATION PAID IN STOCK OPTIONS                              55,200                0
    CHANGES IN ASSETS AND LIABILITIES
       ACCOUNTS RECEIVABLE                                        (367,082)         (76,524)
       OTHER CURRENT ASSETS                                        (59,223)          15,000
       ACCOUNTS PAYABLE                                           (164,693)          28,925
       ACCRUED LIABILITIES                                          (2,067)         (74,219)
       ACCRUED INTEREST PAYABLE                                    301,596                0
       ACCRUED DIVIDENDS PAYABLE                                     8,711                0
                                                               -----------      -----------


NET CASH USED IN OPERATING ACTIVITIES                             (663,903)        (430,505)
                                                               -----------      -----------

INVESTING ACTIVITIES
       NET ADDITIONS TO OIL AND GAS PROPERTIES                  (2,064,812)        (798,760)
       NET ADDITIONS TO PIPELINE FACILITIES AND OTHER
         PROPERTY AND EQUIPMENT                                 (3,567,331)        (641,405)
       DECREASE IN RESTRICTED CASH                                       0          625,000
       OTHER ASSETS                                                 41,888                0
                                                               -----------      -----------


NET CASH USED IN INVESTING ACTIVITIES                           (5,590,255)        (815,165)
                                                               -----------      -----------

FINANCING ACTIVITIES
       PROCEEDS FROM BORROWINGS                                  1,000,000          795,595
       REPAYMENTS OF BORROWINGS                                   (667,816)      (1,694,277)
       DIVIDENDS ON CONVERTIBLE REDEEMABLE PREFERRED STOCK        (166,267)        (111,938)
       PROCEEDS FROM PRIVATE PLACEMENTS OF COMMON STOCK, NET,
       AND, EXERCISE OF STOCK OPTIONS                            4,460,766        1,454,000
       PROCEEDS FROM PRIVATE PLACEMENTS OF PREFERRED STOCK       1,755,000          950,000
                                                               -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        6,381,683        1,393,380
                                                               -----------      -----------

NET CHANGE IN CASH AND CASH
       EQUIVALENTS                                                 127,525          147,710


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,603,975          420,590
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,731,500      $   568,300
                                                               ===========      ===========






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-KSB.

(2) During 2000, the Company acquired debt financing in the amount of $3,850,000 from two members of the board of directors, one affiliate, and two shareholders in order to complete construction of its pipeline from Swan Creek to Kingsport. The terms of the debt provide for the directors to receive a throughput fee once production begins. This fee is to continue until the debt is repaid. The throughput fee is 10 cents per MMBtu delivered through the pipeline in proportion to the director's proportion of total debt. The volume delivered shall be calculated on a monthly basis. The original agreement provided for quartly interest payments to begin June 2001. The holders of the note have agreed to extend the interest repayment term to commence on July 15, 2001. All other terms of the agreement remain in effect.

      During 2000, the Company acquired debt financing from a major officer/stockholder in the amount of $995,000 in order to purchase a drilling rig.

      During 2000 the Company paid approximately $270,000 in consulting fees and commissions on equity transactions to a member of the Board of Directors.

          During the second quarter 2001 the Company acquired debt financing from a major stockholder in the amount of $1,000,000. This note evidencing this indebtness provides for monthly interest payments due beginning July 1, 2001 at the annual stated rate of 15% with the total principle due April 26, 2002.

(3) In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 10,172,187 weighted average shares outstanding for the quarter ended June 30, 2001 and 9,126,584 weighted average shares outstanding for the quarter ended June 30, 2000. Weighted average shares outstanding for the six month periods ended June 30, 2001 and 2000 were 10,030,176 and 9,070,952, respectively. These figures have been retroactively adjusted to reflect the 5% stock dividend declared on August 1, 2001 (see Note 8). During the three month and six month periods ended June 30, 2001, potential weighted average common shares outstanding were approximately 1,490,000 and 1,506,000 shares, respectively. During the three month and six month periods ended June 30, 2000, potential weighted average common shares outstanding were approximately 900,000 and 920,000 shares, respectively. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

          The weighted average number of shares outstanding and the corresponding loss per share for the three month and six month periods ended June 30, 2000 have been restated to reflect the appropriate amounts. The previously filed 10-QSB will be amended to reflect such changes.

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

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No 142. "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses this initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amorized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Presently, the adoption of these new standards is not expected to have a material impact on the Company's financial condition or results of operations.

(5) During the six months ended June 30, 2001, the Company converted $135,000 of debt through the issuance of approximately 22,000 shares of common stock. Additionally, the Company donated 1,159 shares of common stock to a charitable organization during this period. The donation, totaling $14,777 was recorded as a charitable contribution and is included in general and administrative expenses in the accompanying consolidated statement of loss for the six months ended June 30, 2001. During the three months ended June 30, 2001 the Company converted 710 shares of preferred stock to common stock totaling $71,000.

(6) During the six months ended June 30, 2001, the Stock Option Committee granted 115,000 options to purchase the Company's stock at prevailing market prices. The options were granted to employees and directors of the Company under the terms of the Tengasco, Inc. Stock Incentive Plan.

      Additionally, the Company extended the exercise period of one employee's stock option who was retiring resulting in recorded compensation of $55,200 during the six months ended June 30, 2001.

(7) During the second quarter of 2001, the company sold 17,550 shares of its Series B 8% Cumulative Convertible Preferred stock ($100 par value) pursuant to a private placement offering which terminated on June 15, 2001. The funds raised through this offering will be used for the Company's drilling program in the Swan Creek field, the exploration of new geological structures, and working capital, as the Company deems appropriate.

(8) On August 1, 2001 Tengasco announced a 5% stock dividend payable on October 1, 2001 to shareholders of record of the Company's common stock on September 4, 2001.

(9) Certain comparative amounts have been reclassified to conform to the current period presentations.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 242 oil and gas wells in Kansas and has 32 natural gas and 8 oil wells in Tennessee.

With the completion of its 65 mile pipeline, the Company is now delivering its gas to Eastman Chemical Company ("Eastman"), BAE SYSTEMS at the Holston Army Ammunition Plant and anticipates being eventually able to sell substantially all of its natural gas production from the Swan Creek Field. Deliveries of natural gas to BAE SYSTEMS at the Holston facility commenced on April 4, 2001. Initial deliveries of gas to Eastman were made on May 21, 2001. The Company is currently selling approximately 6,000 MMBTU of gas per day to Eastman and BAE SYSTEMS. Eastman is increasing its purchased volumes in phased stages to enable it to orderly adapt its current facilities and feedstock operations to the characteristics of the gas supply resulting from the addition of the Company's gas to its existing supplier's gas. The Company anticipates that Eastman will begin to purchase a minimum of 10,000 MMBTU of gas per day within forty-five days. The Company anticipates that purchases under the agreement with BAE SYSTEMS will ultimately be 1,800 MMBTU of gas per day as that company's production requirements increase. The Company is currently supplying all of the natural gas requirements of BAE SYSTEMS and cannot determine at this time what their ultimate production schedule and thus their natural gas requirements may be.

The anticipated sales of natural gas resulting from the completion of the pipeline will also allow the Company to continue its drilling program on the Swan Creek leases and continue the development of that field.

The Company's plan of operations for the period ending December 31, 2002 calls for the drilling of 50 additional wells in the Swan Creek Field at a cost of approximately $250,000 per well. During the first six months of 2001, the Company drilled 8 wells in the Swan Creek field, all of which were successful resulting in 8 additional gas wells. Although the Company does not presently have the funds needed to complete its fifty-well drilling program, it anticipates that as a result of the completion of the pipeline, it will receive sufficient proceeds from the sale of gas from the Swan Creek Field, in particular sales to Eastman, to complete the program.

Alternatively, the Company believes that if proceeds from gas sales are insufficient to pay for the drilling program it will be able to obtain the necessary funds from other sources such as a bank loan, an equity investment, or a joint venture with another company. Although there can be no assurances that such financing will be available, the Company believes that it will be able to procure such financing if needed, and is in the process of negotiating acceptable terms for such financing.

The Company's present plan of operations also includes contracting for sales of additional volumes of natural gas not only to Eastman and BAE Systems as their needs increase, but to other industrial customers in the Kingsport, Tennessee area as greater volumes of gas become available from the Swan Creek Field as a result of additional drilling. Other large industrial customers in Kingsport presently served by an interstate pipeline include Willamette Paper, General Shale (brick manufacturer) and AFG Glass.

The aggregate requirements of these customers exceeds the requirements of Eastman. The Company has not entered into any contracts for sales to any of these potential customers, and no assurances can be made that such contracts will be agreed upon. However, the Company plans to fully exploit this significant market potential in the Kingsport area for serving large volume industrial customers. In addition, the Company's subsidiary, Tengasco Pipeline Corporation, has entered into a franchise agreement with the City of Kingsport that grants it authority for twenty years to construct facilities and to sell and distribute natural gas to all classes of customers in Kingsport, not only the large industrial customers listed herein. The franchise agreement is subject to approval by the Tennessee Regulatory Authority which the Company expects to be granted in the very near future.

The Company's wholly owned subsidiary, Tengasco Pipeline Corporation, signed an agreement to install and operate a new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District previously had no natural gas facilities. The system was installed in the year 2000 and deliveries of gas to customers in Sneedville began in the first quarter of 2001. The system will be gradually expanded over time to serve as many of the 6,900 residential and commercial customers in the county as may be economically possible.

The Company plans to drill five new wells in Ellis and Rush Counties, Kansas on its existing Kansas leases during the remainder of this calendar year in response to drilling activity in the area establishing new areas of production. The Company is also engaged, for a fee, to gather the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines. The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own productions through drilling additional wells.

In addition, there are several capital development projects that the Company's is considering with respect to the Kansas Properties which include recompletion of wells and major workovers to increase current production. These projects when completed are expected to increase production in Kansas. However, the Company does not presently have the funds necessary for all of these projects and the ability to undertake such efforts is dependent on the Company obtaining such funds. Management has made the decision to undertake only such efforts it can afford at this time. It will however, reconsider its decision if such funds become available through the Company's operations or other sources of financing.

The Company's plan of operation also includes exploration in six or more additional major geological structures in the East Tennessee area that are similar to the Swan Creek structure and which the Company's geology staff indicate have a high probability of producing hydrocarbons.

The Company has either acquired seismic data on these structures from third party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic data is being analyzed at facilities of the University of Tennessee as part of the strategic alliance between the Company and the University of Tennessee. The seismic analysis and related leasing activities should be completed in approximately six months, and the Company plans to conduct exploration activities in these new areas. The Company plans to obtain funds for these activities from the results of operations or from third party sources such as a bank loan or other third party financing.

On August 10, 2001, the Company and Penn Virginia Oil & Gas Corporation, a subsidiary of Penn Virginia Corporation entered into a joint operating agreement to explore, drill, and develop a certain area of mutual interest in East Tennessee and southern Virginia. The area of mutual interest is in addition to the six areas described above identified as potentially productive. Both companies will share equally all lease acquisition costs, seismic exploration and analysis costs, and drilling and operating costs, as well as the proceeds from production. Penn Virginia is named as the initial operator under the joint operating agreement. Drilling operations will be based on the results of seismic exploration that Penn Virginia will initiate immediately. While the Company anticipates the possibility of significant production as a result of this venture, no assurances can be made at this time of the amount of reserves that may be discovered or produced in the course of this venture.

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

Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the substantial capital expenditures required for the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Quarters Ending June 30, 2001 and 2000

The Company recognized $1,863,068 in revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2001 compared to $1,270,283 in the second quarter of 2000. This increase in revenues was due primarily to gas production from the Swan Creek Field in the second quarter. The Swan Creek Field produced 212,401 MCF of gas, resulting in $711,000 of net revenues. Kansas oil revenues were down approximately $118,000 in the second quarter of 2001 due to a decrease in oil price from the second quarter of 2000.

Although the Company's revenues increased during the second quarter of 2001, the Company incurred a net loss to holders of common stock of $423,523 ($.04 per share of common stock) during this period compared to a net loss in the second quarter of 2000 to holders of common stock of $451,394 ($.05 per share of common stock.)

Production costs and taxes in the second quarter of 2001 of $619,035 were slightly less compared to $799,736 in the second quarter of 2000. During the second quarter of 2000 the Company completed well workovers in Kansas in order to increase future production.

Depreciation, Depletion and Amortization expense for the second quarter of 2001 was $170,957, compared to $63,000 for the three months ended June 30, 2000. This increase was partially due to depreciation taken on the Company's completed 65-mile pipeline for the first time in the second quarter of 2001. Other increases include an increase in depletion and an increase in depreciation on additional equipment purchased in late 2000.

Interest expense for the second quarter of 2001 was $251,090 as compared to $105,225 in the second quarter of 2000. This increase was due to additional interest cost associated with necessary financing for the completion of Phase II of the Company's 65-mile pipeline.

General and Administrative Expenses for the second quarter of 2001 increased $501,053 from $549,192 in the second quarter of 2000. Approximately $160,000 of this increase was due to an increase in insurance to expand coverage including blowout insurance for the Company and approximately $124,000 was attributable to public relations costs associated with producing the Company's annual report, proxy statement, and press releases. Engineering services and professional fees increased approximately $100,000 for reserve analysis.

Legal and accounting fees decreased $24,649 from the second quarter of 2000 as several legal matters were settled late in the year 2000.

During the second quarter of 2001 the Company acquired debt financing from a major stockholder in the amount of $1,000,000. The note evidencing this indebtedness provides for monthly interest payments beginning July 1, 2001 at the annual stated rate of $15% with the total principal and unpaid interest due April 26, 2002.

During the three months ended June 30, 2001, the Company incurred approximately $1,021,658 of additional capitalized costs associated with the completion of the Swan Creek pipeline.

Comparison Of The Six Month Periods Ending June 30, 2001 And 2000.

The Company recognized $3,311,386 in revenues from the Kansas and Swan Creek oil and gas fields during the six months ended June 30, 2001 compared to $2,450,195 for the six months ended June 30, 2000. This approximate $861,000 increase in revenues was due primarily to gas production from the Swan Creek Field in the second quarter of 2001. In the six months ended June 30, 2001, the Swan Creek Field produced 212,401 MCF of gas, resulting in $711,000 of net revenues. Kansas gas revenues for the six months ended June 30, 2001 were approximately $400,000 higher than those for the six-month period ended June 30, 2000. This change was due to an increase in price per MCF from the six months ended June 30, 2000; most of the increase was in the first quarter of 2001. Kansas oil and Swan Creek oil revenues were down approximately $250,000 in the six months ended June 30, 2001 compared to the same period in 2000 due to price decreases.

Although the Company's six month revenues increased from the six months ended June 30, 2000, the Company incurred a net loss to holders of common stock of $871,069 ($0.09 per share of common stock) compared to a net loss to holders of common stock of $561,625 ($0.06 per share common stock) for the six months ended June 30, 2000.

Production costs and taxes for the first six-months of 2001 of $1,350,930 were higher compared to $1,255,561 in the first six months of 2000. During the first six months of 2001, the Company incurred additional maintenance cost in Swan Creek in preparation for production beginning in April of 2001.

Depreciation, Depletion and Amortization expenses for the six months ended 2001 were $268,457, compared to $126,000 for the first six months of 2000. Approximately $80,000 of this increase was due to depreciation being taken on the pipeline for the first time in the second quarter of 2001. Other increases include an increase in depletion and an increase in depreciation on additional equipment purchased in late 2000.

Interest expense for the six months ending June 30, 2001 was $329,014, as compared to $204,158 in 2000. This increase is due to additional interest cost associated with financing for Phase II of the Company's 65-mile pipeline. This increase is offset by interest cost of approximately $148,000 which was capitalized in the first three months of 2001 during construction of the pipeline.

General and Administrative Expenses for the first six months of 2001 increased $689,285 from $1,115,022 in the first six months of 2000. Approximately $192,000 of this increase was due to an increase in insurance to expand coverage including blowout insurance for the Company and approximately $157,000 was attributable to public relations costs associated with producing the annual report, the proxy statement and press releases. The Company also incurred a $55,200 Compensation adjustment resulting from the extension of the exercise period for options granted to an employee. Engineering services and professional fees increased approximately $100,000 for reserve analysis.

Legal and accounting fees increased $64,339 for the first six months of 2001. The increase was for additional services provided by our auditors associated with year-end filings, the proxy statement and the annual reports.

During the six months ended June 30, 2001, the Company incurred approximately $3,326,000 of additional capitalized costs associated with the Swan Creek Pipeline.

On March 8, 2001, the pipeline was ready for its intended use; accordingly, pipeline facilities under construction were reclassified to completed pipeline facilities on the accompanying consolidated balance sheet as of June 30, 2001.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company also has risk exposure for interest rates on its outstanding debt. A significant portion of the Company's long-term debt is based upon published prime rates. Interest rates have recently been somewhat volatile, and although it is difficult to predict future fluctuations of interest rates volatility is expected to continue.

The Company's major market risk exposure is in the pricing applicable to its natural gas and crude oil production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

PART II  OTHER INFORMATION


ITEM  1  LEGAL PROCEEDINGS

The Company and its wholly owned subsidiary, Tengasco Pipeline Corporation ("TPC"), were named as defendants in an action commenced on June 4, 2001 by C.H. Fenstermaker & Associates, Inc. ("Fenstermaker") in the United States District for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., No. 3:01-CV-283.

The action seeks to recover approximately $365,000 in fees and charges billed to TPC for engineering services Fenstermaker claims it performed in connection with the planning and construction of Phase II of the Company's pipeline which runs from Rogersville, TN to Kingsport, TN to serve Eastman Chemical Company and Holston Army Ammunition Plant.

On June 25, 2001, the Company and TPC filed an answer to the complaint denying liability for the billings claimed, and counterclaiming against Caddum, Inc. ("Caddum"), an unincorporated division of Fenstermaker. The counterclaim seeks recovery from Caddum of damages for breach of contract and breach of professional engineering standards caused by the actions of Caddum, including unauthorized deviations from the pipeline route which caused the Company to incur significant additional costs. These costs included substantial fees for concrete capping of the pipeline as a result of the pipeline being placed too close to the adjoining highway right of way. The counterclaim further alleges that Caddum damaged the Company: by causing delays in completing the pipeline by failing to submit engineering drawings and failing to timely obtain certain x-rays of the pipeline welds; its unauthorized actions in ordering supplies and materials; and, overbilling from the agreed contract rate for engineering services. The counterclaim seeks actual damages from Caddum of approximately $475,000, treble damages under state law for the overbilling, and damages to the Company arising from the delay caused by Caddum in the production from the Swan Creek field all in the aggregate amount of $1.25 million. The District Court has scheduled the case for a non-jury trial on June 19, 2002 before Judge James H. Jarvis. The Company believes its counterclaims are meritorious and intends to vigorously prosecute them and anticpates that, at a minimum, its counterclaims will either fully offset or substantially reduce exposure to liability for the amounts claimed by Fenstermaker.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2001, 247,622 shares of restricted common stock were sold in a private placement (of which 172,622 shares were issued during the second quarter), 22,068 shares were issued pursuant to the conversion of convertible notes in the first quarter, 212,357 shares of common stock were issued pursuant to the exercise of options (of which 45,532 was in the second quarter), the majority of which were granted under the Tengasco, Inc. Stock Incentive Plan and 12,347 shares were issued pursuant to the conversion of 710 shares of preferred stock to common stock in the second quarter.

During the second quarter of 2001, the Company sold 17,550 shares of its Series B 8% Cumulative Convertible Preferred Stock ($100 par value) pursuant to a private placement offering which terminated on June 15, 2001. The funds raised through this offering will be used for the Company's drilling program in the Swan Creek fields, the exploration of new geological structures, and working capital, as the Company deems appropriate.

ITEM 3   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of the Company was held on June 26, 2001.

         (b) The first item voted on was the election of Directors. Joseph E. Armstrong, Benton L. Becker, Edward W.T. Gray III, Robert D. Hatcher, Jr., Shigemi Morita, Malcolm E. Ratliff and Allen J. Sweeney were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 9,165,439 votes for Joseph E. Armstrong and 5,468 withheld; 9,165,439 votes for Benton L. Becker and 5,468 withheld; 9,165,039 votes for Edward W.T. Gray III and 5,868 withheld; 9,147,839 votes for Robert D. Hatcher, Jr. and 23,068 withheld; 9,164,739 votes for Shigemi Morita and 6,168 withheld; 9,148,439 votes for Malcolm E. Ratliff and 22,468 withheld; and, 9,165,639 votes for Allen J. Sweeney and 5,268 withheld.

         A majority of votes at the meeting having voted for them, Messrs. Armstrong, Becker, Gray, Hatcher, Morita, Ratliff and Sweeney were duly elected as Directors of the Company.

         (b) The next item of business was the proposal to ratify the Tengasco, Inc. Stock Incentive Plan. The results of the voting were as follows:

         6,563,713 votes for the resolution,
           107,444 votes against
            13,212 votes abstained and
         2,486,538 no votes.

         A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

         (c) The third item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 2001. The results of the voting were as follows:

         9,159,829 votes for the resolution,
             7,066 votes against and
             4,012 votes abstained.

         A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

         No other matters were voted on at the meeting.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   August 14, 2001                TENGASCO, INC.


                                        By: /s/ Harold G. Morris
                                           -------------------------------------
                                           Harold G. Morris, President


                                        By: /s/ Mark A. Ruth
                                           -------------------------------------
                                           Mark A. Ruth, Chief Financial Officer