Form 10QSB/A
period 2000-06-30
TENGASCO INC
filed 2001-09-14
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,2000
                                                  ------------


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


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO [_]


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 8,613,352 COMMON SHARES AT JUNE 30, 2000.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [_] NO _X_

This Amendment on Form 10-QSB/A amends Item 1 of Part 1 of the previously filed quarterly report on Form 10-QSB of Tengasco, Inc. and Subsidiaries for the three month and six month periods ended June 30, 2000 to correct the net loss attributable to common shareholders per share basic and diluted disclosures on the accompanying Consolidated Statements of Loss. This Amendment also reflects dividends on preferred stock in the accompanying Consolidated Statements of Loss. Weighted average shares of common stock outstanding were also restated to appropriately reflect timing and duration of stock transactions having an effect on the calculation. These items were inadvertently omitted on the previously filed June 30, 2000 10-QSB.

In accordance with Rule 12B-15 of the Securities Exchange Act of 1934, this Amendment sets forth the complete text to Item 1 of Part I of our Form 10-QSB for the three months and six months ended June 30, 2000.

                                 TENGASCO, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.              FINANCIAL INFORMATION

     ITEM 1.              FINANCIAL STATEMENTS

     *         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND
               DECEMBER 31, 1999..........................................   3-4

     *         CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE AND SIX
               MONTHS ENDED JUNE 30, 2000 AND 1999........................     5

     *         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY FOR THE
               SIX MONTHS ENDED JUNE 30, 2000.............................     6

     *         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
               ENDED JUNE 30, 2000 AND 1999...............................     7

     *         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................   8-9

PART II.            OTHER INFORMATION

     *         SIGNATURE..................................................    10

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     JUNE 30,       DECEMBER 31,
                                                       2000             1999
                                                   (UNAUDITED)
                                                   -----------       -----------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS ...................    $   568,300       $   420,590
  ACCOUNTS RECEIVABLE, NET ....................        610,507           533,983
  OTHER CURRENT ASSETS ........................        259,753           259,753
                                                   -----------       -----------

TOTAL CURRENT ASSETS ..........................      1,438,560         1,214,326

OIL AND GAS PROPERTIES, NET
  (ON THE BASIS OF FULL COST
  ACCOUNTING) .................................      9,242,796         8,444,036

PIPELINE FACILITIES, AT COST ..................      4,853,423         4,212,842

PROPERTY AND EQUIPMENT, NET ...................        575,719           574,895

RESTRICTED CASH ...............................              0           625,000

OTHER .........................................         96,613           111,613
                                                   -----------       -----------


                                                   $16,207,111       $15,182,712
                                                   ===========       ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                     JUNE 30,       DECEMBER 31,
                                                       2000             1999
                                                   (UNAUDITED)
                                                   -----------       -----------

CURRENT LIABILITIES
  NOTES PAYABLE ..............................  $          0       $    750,000
  CURRENT MATURITIES OF LONG-TERM DEBT .......     1,346,809          1,025,085
  ACCOUNTS PAYABLE-TRADE .....................       680,834            651,909
  ACCRUED LIABILITIES ........................       119,376            193,595
                                                ------------       ------------

TOTAL CURRENT LIABILITIES ....................     2,147,019          2,620,589

LONG TERM DEBT, LESS CURRENT MATURITIES ......     2,774,887          3,119,293
                                                ------------       ------------

TOTAL LIABILITIES ............................     4,921,906          5,739,882
                                                ------------       ------------
PREFERRED STOCK
  CONVERTIBLE REDEEMABLE PREFERRED;
    REDEMPTION VALUE $2,938,900 AND
    $1,988,900; SHARES OUTSTANDING
    29,389 AND 19,889
STOCKHOLDER'S EQUITY .........................     2,938,900          1,988,900
                                                ------------       ------------
  COMMON STOCK, $.001 PER VALUE,
    50,000,000 SHARES AUTHORIZED .............         8,785              8,533
  ADDITIONAL PAID-IN CAPITAL .................    22,186,507         20,732,759
  ACCUMULATED DEFICIT ........................   (13,848,987)       (13,287,362)
                                                ------------       ------------
                                                   8,346,305          7,453,930
                                                ------------       ------------

TOTAL STOCKHOLDERS' EQUITY ...................     8,346,305          7,453,930
                                                ------------       ------------

                                                $ 16,207,111       $ 15,182,712
                                                ============       ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                   (UNAUDITED)
                                    RESTATED


                                        FOR THE                 FOR THE
                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30                 JUNE 30
                                ----------------------  ------------------------
                                    2000        1999        2000         1999
                                ----------  ----------  ----------  -----------

OIL AND GAS REVENUES .......... $1,270,283  $  724,888  $2,450,195  $ 1,020,536
                                ----------  ----------  ----------  -----------


COSTS AND OTHER DEDUCTIONS
  PRODUCTIONS COSTS AND TAXES .    799,736     642,888   1,255,561      879,989
  DEPLETION, DEPRECIATION
    AND AMORTIZATION ..........     63,000      27,100     126,000      154,200
  INTEREST EXPENSE ............    105,225     257,245     204,158      301,454
  GENERAL AND ADMINISTRATIVE
    COSTS .....................    549,192     467,242   1,115,022    1,214,292
  LEGAL AND ACCOUNTING ........    132,364     194,193     199,141      377,644
                                ----------  ----------  ----------  -----------

TOTAL COSTS AND OTHER
  DEDUCTIONS ..................  1,649,517   1,588,668   2,899,882    2,927,579
                                ----------  ----------  ----------  -----------

NET LOSS ......................   (379,234)   (863,780)   (449,687)  (1,907,043)
                                ----------  ----------  ----------  -----------

DIVIDENDS ON PREFERRED STOCK ..     72,160          --     111,938           --
                                ----------  ----------  ----------  -----------

NET LOSS ATTRIBUTABLE TO
   COMMON SHAREHOLDERS ........ $ (451,394) $ (863,780) $ (561,625) $(1,907,043)
                                ----------  ----------  ----------  -----------

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS PER
  SHARE BASIC AND DILUTED ..... $    (0.05) $    (0.10) $    (0.07) $     (0.24)
                                ----------  ----------  ----------  -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING .................  8,691,985   8,260,641   8,639,002    7,846,179
                                ----------  ----------  ----------  -----------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                   (UNAUDITED)


                                      COMMON STOCK    ADDITIONAL
                                   -----------------    PAID IN     ACCUMULATED
                                     SHARES   AMOUNT    CAPITAL       DEFICIT
                                   ---------  ------  -----------  ------------
BALANCE DECEMBER 31, 1999 .......  8,532,882  $8,533  $20,732,759  $(13,287,362)

COMMON STOCK ISSUED IN ..........    215,747     215    1,231,785             0
PRIVATE PLACEMENTS

COMMON STOCK ISSUED .............     27,769      28      171,972             0
ON CONVERSION OF DEBT

CONVERSION OF PREFERRED .........      8,818       9       49,991             0
TO COMMON STOCK

PAYMENT OF DIVIDENDS ON
CONVERTIBLE PREFERRED STOCK .....          0       0            0      (111,938)

NET LOSS FOR THE SIX MONTHS
ENDED JUNE 30, 2000 .............          0       0            0      (449,687)
                                   ---------  ------  -----------  ------------

BALANCE, JUNE 30, 2000 ..........  8,785,216  $8,785  $22,186,507  $(13,848,987)
                                   =========  ======  ===========  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TENGASCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


SIX MONTHS ENDED JUNE 30 ...........................      2000          1999
                                                      -----------   -----------

OPERATING ACTIVITIES
  NET LOSS .........................................  $  (449,687)  $(1,907,043)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
  DEPLETION, DEPRECIATION AND AMORTIZATION .........      126,000       154,200
  CHANGES IN ASSETS AND LIABILITIES
    ACCOUNTS RECEIVABLE ............................      (76,524)     (372,168)
    OTHER CURRENT ASSETS ...........................       15,000             0
    ACCOUNTS PAYABLE ...............................       28,925       414,154
    ACCRUED LIABILITIES ............................      (74,219)     (129,272)
                                                      -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES ..............     (430,505)   (1,840,129)
                                                      -----------   -----------

INVESTING ACTIVITIES
  PURCHASES OF PROPERTY AND EQUIPMENT ..............         (824)     (178,941)
  ADDITIONS TO OIL AND GAS PROPERTIES ..............     (798,760)     (606,844)
  ADDITIONS TO PIPELINE FACILITIES .................     (640,581)      (41,695)
  DECREASE IN RESTRICTED CASH ......................      625,000             0
                                                      -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES ..............     (815,165)     (827,480)
                                                      -----------   -----------

FINANCING ACTIVITIES
  PROCEEDS FROM BORROWINGS .........................      795,595       215,595
  REPAYMENTS OF BORROWINGS .........................   (1,694,277)     (294,983)
  DIVIDENDS ON CONVERTIBLE REDEEMABLE
    PREFERRED STOCK ................................     (111,938)            0
  PROCEEDS FROM PRIVATE PLACEMENTS OF
    COMMON STOCK ...................................    1,454,000     1,537,736
  PROCEEDS FROM PRIVATE PLACEMENT OF
    PREFERRED STOCK ................................      950,000       688,900
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    1,393,380     2,147,248
                                                      -----------   -----------

NET CHANGE IN CASH AND CASH
     EQUIVALENTS ...................................      147,710      (520,361)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....      420,590       913,194
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........  $   568,300   $   392,833
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

4. In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 8,691,985 weighted average shares outstanding for the quarter ended June 30, 2000 and 8,260,641 weighted average shares outstanding for the quarter ended June 30, 1999. Weighted average shares outstanding for the six months ended June 30, 2000 and 1999 were 8,639,002 and 7,846,149, respectively. There were 475,827 potential weighted common shares outstanding at June 30, 2000 and 1999 primarily related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     Per share disclosures have been restated in this Form 10-QSB/A for weighted average common shares outstanding and dividends on preferred stock for the three months and six months ended June 30, 2000.

5. The accompanying Consolidated Statements of Loss have been restated to reflect dividends on preferred stock and net loss attributable to common shareholders. Per share disclosures have been calculated using these figures in accordance with SFAS 128.

6. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Presently, the Company does not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated:     September 10, 2001       TENGASCO, INC.



                                    By: s/HAROLD G. MORRIS
                                        ----------------------------------------
                                          Harold G. Morris, President


                                    By: s/MARK A. RUTH
                                        ----------------------------------------
                                          Mark A. Ruth, Chief Financial Officer