Form 10-Q
period 2001-09-30
TENGASCO INC
filed 2001-11-14
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                           COMMISSION FILE NO. 0-20975
                                               -------


                         TENGASCO, INC. AND SUBSIDIARIES
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            TENNESSEE                                    87B0267438
  -------------------------------        --------------------------------------
  State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization


                 603 MAIN AVENUE, SUITE 500, KNOXVILLE, TN 37902
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (865-523-1124)
                ------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,960,326 common shares at September 30, 2001.


Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      PAGE
PART I.   FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

   *  Condensed Consolidated Balance Sheets as of September 30,
      2001 and December 31, 2000.....................................  3-4

   *  Condensed Consolidated Statements of Loss for the three
      and nine months ended September 30, 2001 and 2000..............    5

   *  Condensed Consolidated Statements of Stockholders'
      Equity for the nine months ended September 30, 2001............    6

   *  Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2001 and 2000..................    7

   *  Notes to Condensed Consolidated Financial Statements........... 8-11

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........12-17

   ITEM 3.   QUANTITATIVE AND QUALITATIVE
             DISCLOSURE ABOUT MARKET RISK............................   17

PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS.......................................   18

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............   19

   ITEM 6.   EXHIBITS AND 8-K REPORTS................................   19

   *  Signature......................................................   20

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       September 30, 2001      December 31, 2000
                                                                      --------------------    -------------------
                                                                          (UNAUDITED)
     Current Assets:
       Cash and cash equivalents                                     $          918,947       $       1,603,975
       Trade accounts receivable, net                                         1,046,527                 684,132
       Accounts receivable                                                      150,000                       0
       Well participants receivable                                              80,874                  65,254
       Other current assets                                                     301,345                 251,345
                                                                     ----------------------   --------------------

     Total current assets                                                     2,497,693               2,604,706

     Oil and gas properties, net (on the basis of full cost
       accounting)                                                           13,368,909               9,790,047

     Completed pipeline facilities, net                                      14,704,636               4,200,000

     Pipeline facilities, under construction, at cost                                 0               6,847,038

     Property and equipment, net                                              1,626,651               1,677,432

     Other                                                                       55,613                 105,501
                                                                     ----------------------   --------------------
                                                                     $       32,253,502       $      25,224,724
                                                                     ======================   ====================

      See accompanying notes to condensed consolidated financial statements

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         September 30,   December 31,
                                                             2001            2000
                                                         -------------   ------------
                                                          (UNAUDITED)
Current liabilities
  Current maturities of long-term debt-related party     $    500,000    $    500,000
  Current maturities of long-term debt                      2,514,648       1,608,486
  Accounts payable-trade                                      952,836       1,016,462
  Accrued interest payable                                    213,856          56,657
  Accrued dividends payable                                   112,458          78,778
  Accrued liabilities                                          60,588          52,640
                                                         ------------    ------------

Total current liabilities                                   4,354,386       3,313,023

Long-term debt-related parties,
  less current maturities                                   4,805,728       4,845,000

Long-term debt, less current maturities                     1,276,405       2,263,599
                                                         ------------    ------------

Total long-term debt                                        6,082,133       7,108,599
                                                         ------------    ------------

Total liabilities                                          10,436,519      10,421,622
                                                         ------------    ------------
Preferred Stock
  Convertible redeemable preferred; redemption value
    $5,622,900 and $3,938,900; 56,229 and 39,389
    shares outstanding; respectively                        5,622,900       3,938,900
                                                         ------------    ------------
Stockholders' Equity
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 9,960,326 and 9,295,558
    shares outstanding; respectively                            9,962           9,296
  Common stock dividend distributable (498,016 shares)            498               0
  Additional paid-in capital                               38,445,159      25,941,709
  Accumulated deficit                                     (22,261,536)    (15,086,803)
                                                         ------------    ------------

Total stockholders' equity                                 16,194,083      10,864,202
                                                         ------------    ------------

                                                          $32,253,502     $25,224,724
                                                         ============    ============

      See accompanying notes to condensed consolidated financial statements

                         TENGASCO, INC. AND SUBSIDIAIRES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                   (Unaudited)

                                       For the Three Months Ended         For the Nine Months Ended
                                             September 30,                      September 30,
                                       --------------------------       ------------------------------
                                          2001            2000               2001             2000
                                       ----------      -----------      -------------      -----------
    Oil and gas revenues             $   2,433,758    $   1,666,583     $   5,745,144     $   4,116,778
    Equipment sales                        150,000                0           150,000                 0
                                     -------------    -------------     -------------     -------------

    Total revenues                       2,583,758        1,666,583        5,895,144          4,116,778
                                     -------------    -------------     ------------      -------------

    Costs and other deductions
      Production costs and taxes         1,112,471          664,526        2,463,401          1,920,087
      Depletion, depreciation
        and amortization                   217,551           63,000          486,008            189,000
      Interest expense                     248,328           95,686          577,342            299,844
      General and administrative
        costs                              763,569          679,479        2,567,876          1,794,501
      Legal and accounting                  58,436           78,983          321,916            278,124
                                     -------------    -------------     ------------      -------------

    Total costs and other deductions     2,400,355        1,581,674        6,416,543          4,481,556
                                     -------------    -------------     ------------      -------------

    Net income (loss)                      183,403           84,909         (521,399)          (364,778)
                                     -------------    -------------     ------------      -------------

    Dividends on preferred stock           112,458           66,845          278,725            178,778
                                     -------------    -------------     ------------      -------------

    Net income (loss) attributable
      to common shareholders         $      70,945    $      18,064     $   (800,124)     $    (543,556)
                                     -------------    -------------     ------------      -------------

    Net income (loss) attributable
      to common shareholders
      Per share basic and diluted    $        0.01    $        0.00     $      (0.08)     $       (0.06)
                                     -------------    -------------     ------------      -------------

    Weighted average shares
      outstanding                       10,393,140        9,318,097       10,303,126          9,153,935
                                     -------------    -------------     ------------      -------------

      See accompanying notes to condensed consolidated financial statements

                         TENGASCO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                         Common Stock           Common Stock      Additional
                                         ------------             Dividend         Paid In       Accumulated
                                     Shares        Amount       Distributable      Capital         Deficit
                                   ----------    ---------     ---------------    -----------    -----------
Balance December 31, 2000          9,295,558      $  9,296               0      $   25,941,709 $ (15,086,803)

Common stock issued
with 5% stock dividend                     0             0             498           6,374,111    (6,374,609)

Common stock issued in
private placements, net              358,733           359               0           3,640,840             0

Common stock issued on
conversion of debt                    33,872            34               0             221,967             0

Common stock issued as a
charitable donation                    1,159             1               0              14,776             0

Stock options exercised              258,657           259               0           2,180,768             0

Conversion of preferred stock
to common stock                       12,347            13               0              70,988             0

Dividends on convertible
redeemable preferred stock                 0             0               0                   0      (278,725)

Net loss for the nine months
ended September 30, 2001                   0             0               0                   0      (521,399)
                                   ---------      --------            ----      -------------- -------------
Balance, September 30, 2001        9,960,326      $  9,962            $498      $   38,445,159 $ (22,261,536)
                                   =========      ========            ====      ============== =============

      See accompanying notes to condensed consolidated financial statements

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine                 For the Nine
                                                                                   Months Ended                 Months Ended
                                                                                September 30, 2001           September 30, 2000
                                                                                    (UNAUDITED)                   (UNAUDITED)
                                                                                    -----------                   -----------
Operating activities
    Net loss                                                                     $     (521,399)              $      (364,778)
    Adjustments to reconcile net loss to net cash
    Used in operating activities:
    Depletion, depreciation and amortization                                            486,008                       189,000
    Compensation paid in stock options                                                   55,200                             0
    Changes in assets and liabilities
       Accounts receivable                                                             (528,015)                     (156,101)
       Other current assets                                                             (50,000)                      (73,103)
       Accounts payable                                                                 (63,626)                     (232,661)
       Accrued liabilities                                                                7,948                      (133,617)
       Accrued Interest payable                                                         157,199                             0
                                                                                 --------------               ---------------

Net cash used in operating activities                                                  (370,667)                     (771,260)
                                                                                 --------------               ---------------

Investing activities
       Net additions to oil and gas properties                                       (3,871,362)                     (796,682)
       Net additions to pipeline facilities and other
         property and equipment                                                      (3,800,325)                   (3,060,741)
       Decrease in restricted cash                                                            0                       625,000
       Other assets                                                                      49,888                        23,000
                                                                                 --------------               ---------------

Net cash used in investing activities                                                (7,621,799)                   (3,209,423)
                                                                                 --------------               ---------------

Financing activities
       Proceeds from borrowings                                                       1,000,000                     3,945,595
       Repayments of borrowings                                                      (1,120,304)                   (2,081,434)
       Dividends paid on convertible redeemable preferred stock                        (245,045)                     (178,781)
       Proceeds from private placements of common stock ,net,
         and exercise of stock options                                                6,003,805                     2,696,700
       Proceeds from private placements of preferred stock                            1,755,000                     1,950,000
                                                                                 --------------               ---------------

Net cash provided by financing activities                                             7,393,456                     6,332,080
                                                                                 --------------               ---------------

Net change in cash and cash equivalents                                                (685,028)                    2,351,397

Cash and cash equivalents, beginning of period                                        1,603,975                       420,590
                                                                                 --------------               ---------------

Cash and cash equivalents, end of period                                         $      918,947               $     2,771,987
                                                                                 ==============               ===============

      See accompanying notes to condensed consolidated financial statements

                         Tengasco, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-KSB.



     (2) During 2000, the Company acquired debt financing in the amount of $3,850,000 from two members of the board of directors, one affiliate, and two shareholders in order to complete construction of its pipeline from Swan Creek to Kingsport. The terms of the debt provide for the directors to receive a throughput fee once production begins. This fee is to continue until the debt is repaid. The throughput fee is 10 cents per MMBtu delivered through the pipeline in proportion to the director's proportion of total debt. The volume delivered shall be calculated on a monthly basis. The original agreement provided for quarterly interest payments to begin June 2001. The holders of the note agreed to extend the interest repayment term to commence on July 15, 2001. All other terms of the agreement remain in effect. Principle and interest payments are being made monthly over the next fifty-four months. All payments are current.

          During 2000, the Company acquired debt financing from a major officer/stockholder in the amount of $995,000 in order to purchase a drilling rig.

          During 2000 the Company paid approximately $270,000 in consulting fees and commissions on equity transactions to a member of the Board of Directors.

          During the second quarter 2001 the Company acquired debt financing from a major stockholder in the amount of $1,000,000. This note evidencing this indebtness provides for monthly interest payment due beginning July 1, 2001 at the annual stated rate of 15% with the total principle due April 26, 2002.

          See note 10 for subsequent payoff of debt

     (3) During the third quarter of 2001, the Company sold two fully depreciated compressors to Miller Petroleum, Inc. ("Miller") a joint venturer with the Company, for $150,000. In exchange for this equipment, the Company agreed to accept 150,000 shares of Miller's stock which had an approximate stock price of $1 per share. The Company recorded a receivable for $150,000 until the stock was legally transferred on October 16, 2001.

     (4) In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 10,393,140 weighted average shares outstanding for the quarter ended September 30, 2001 and 9,318,097 weighted average shares outstanding for the quarter ended September 30, 2000. Weighted average shares outstanding for the nine month periods ended September 30, 2001 and 2000, were 10,303,126 and 9,153,935 respectively. These figures have been retroactively adjusted to reflect the 5% stock dividend declared on August 1, 2001 which is distributable on October 1, 2001 (see Note 9). During the three and nine month periods ended September 30, 2001, potential weighted average common shares outstanding were approximately 1,084,000 and 1,230,000 shares, respectively. During the three and nine month periods ended September 30, 2000, potential weighted average common shares outstanding were approximately 900,000 and 920,000 shares, respectively. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive for the nine-month periods ended September 30, 2001 and 2000.

     (5) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000 (as amended by FAS 138). This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into any material derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2001 did not affect the Company's financial statements.

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

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No 142. "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses this initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to September 30, 2001. Presently, the adoption of these new standards has not affected the Company's financial condition or results of operations.

     (6) During the nine months ended September 30, 2001, the Company converted $222,000 of debt through the issuance of 33,872 shares of common stock. Additionally, the Company donated 1,159 shares of common stock to a charitable organization during this period. The donation, totaling $14,777 was recorded as a charitable contribution and is included in general and administrative expenses in the accompanying consolidated statement of loss for the nine months ended September 30, 2001. During the nine months ended September 30, 2001 the Company converted 710 shares of preferred stock to common stock totaling $71,000. During the nine months ended September 30, 2001, the Company sold certain equipment in exchange for 150,000 shares of the purchaser's stock. The sale was recorded at $150,000.

     (7) During the nine months ended September 30, 2001, the Stock Option Committee had granted 75,000 options to purchase the Company's common stock at prevailing market prices. The options were granted to employees and directors of the Company under the terms of the Tengasco, Inc. Stock Incentive Plan.

          Additionally, the Company extended the exercise period of one employee's stock option who was retiring resulting in recorded compensation of $55,200 during the nine months ended September 30, 2001.

     (8) During the second quarter of 2001, the Company sold 17,550 shares of its Series B 8% Cumulative Convertible Preferred stock ($100 par value) pursuant to a private placement offering which terminated on June 15, 2001. The funds raised through this offering, net of issuance cost will be used for the Company's drilling program in the Swan Creek field, the exploration of new geological structures, and working capital, as the Company deems appropriate.

     (9) On August 1, 2001 Tengasco announced a 5% stock dividend distributable on October 1, 2001 to shareholders of record of the Company's common stock on September 4, 2001. Based on the number of common shares outstanding on the record date, the Company expects to issue 498,016 new shares.

          The fair market value of the additional shares issued, aggregating $6,374,609, was charged to accumulated deficit, and common stock dividend distributable and additional paid-in-capital were increased by $498 and $6,374,111, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

     (10) On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One has extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility is $10 million and the borrowing base will be adjusted upon periodic review by Bank One of the Company's oil and gas reserves. The interest rate is the Bank One base rate plus one-quarter percent which at the present time is 5.25%. On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company's Kansas properties ($1,427,309.25); (2) to repay the internal financing provided by directors and shareholders on the Company's recently completed 65-mile Tennessee intrastate pipeline system ($3,895,490.83); (3) to prepay a note payable to Spoonbill, Inc. in the amount of $1,080,833.34; (4) to prepay a purchase money note due to M.E. Ratliff, the Company's chief executive officer, for purchase by the Company of a drilling rig and related equipment in the amount of $1,003,844.44; and (5) to prepay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, a director of the Company, in the amount $304,444.44. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility. Together with attorney fees, mortgage taxes in Kansas and Tennessee, and related fees, the total drawn on November 9, 2001 from the credit facility was $7,901,776.65.

     (11) Certain comparative amounts have been reclassified to conform to the current period presentations.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas and marketing gas for others in Tennessee. The Company has 243 oil and gas wells in Kansas and has 34 natural gas and 10 oil wells in Tennessee.

With the completion of its 65 mile pipeline, the Company is now delivering its gas to Eastman Chemical Company ("Eastman"), BAE SYSTEMS at the Holston Army Ammunition Plant and anticipates being eventually able to sell substantially all of its natural gas production from the Swan Creek Field. Deliveries of natural gas to BAE SYSTEMS at the Holston facility commenced on April 4, 2001. Initial deliveries of gas to Eastman were made on May 21, 2001. The Company is presently selling an average of approximately 5,000 MMBTU of gas per day, which is slightly lower than in the prior quarter and than what was anticipated as a result of a temporary reduction in gas flow caused by larger amounts of condensate in the pipeline than anticipated. The Company is currently reworking the configuration of the compressors and installing equipment to remove the condensate and sell it. It is anticipated that the installation will be completed by November 30 and gas sales should rise to a level of 6,000 MMBTU within a short period and gradually to 10,000 MMBTU. The condensate, which at present is produced at the rate of approximately 20 barrels per day, is to be sold at the same price the Company receives for its crude oil. The Company anticipates that purchases under the agreement with BAE SYSTEMS will ultimately be 1,800 MMBTU of gas per day as that company's production requirements increase. The Company is currently supplying all of the natural gas requirements of BAE SYSTEMS and cannot determine at this time what their ultimate production schedule and thus their natural gas requirements may be.

On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One has extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility is $10 million and the borrowing base will be adjusted upon periodic review by Bank One of the Company's oil and gas reserves. The interest rate is the Bank One base rate plus one-quarter percent which at the present time is 5.25%. On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company's Kansas properties ($1,427,309.25); (2) to prepay the internal financing provided by directors and shareholders on the Company's recently completed 65-mile Tennessee intrastate pipeline system ($3,895,490.83); (3) to prepay a note payable to Spoonbill, Inc. in the amount of $1,080,833.34; (4) to prepay a purchase money note due to M.E. Ratliff, the Company's chief executive officer, for purchase by the Company of a drilling rig and related equipment in the amount of $1,003,844.44; and (5) to prepay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, a director of the Company, in the amount of $304,444.44. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility. Together with attorney's fees, mortgage taxes in Kansas and Tennessee, and related fees, the total drawn on November 9, 2001 from the credit facility was $7,901,776.65.

The Company's plan of operations for the period ending December 31, 2002 calls for the drilling of a minimum of 30 additional wells in the Swan Creek Field at a cost of approximately $250,000 per well. During the first nine months of 2001, the Company drilled 12 wells in the Swan Creek Field, all of which were successful resulting in 9 additional gas wells and 3 additional oil wells. The Company anticipates that as a result of sales of natural gas from its Swan Creek Field and the acquisition of the Bank One line of credit it will have sufficient funds to complete the drilling program.

The Company's present plan of operations also includes contracting for sales of additional volumes of natural gas not only to Eastman and BAE Systems as their needs increase, but to other industrial customers in the Kingsport, Tennessee area. Negotiations with such additional potential customers are in the preliminary stages. Other large industrial customers in Kingsport presently served by an interstate pipeline include Willamette Paper, General Shale (brick manufacturer) and AFG Glass.

The aggregate requirement of these potential customers exceeds the requirements of Eastman. The Company has not entered into any contracts for sales to any of these potential customers, and no assurances can be made that such contracts will be agreed upon. However, the Company plans to fully exploit this significant market potential in the Kingsport area for serving large volume industrial customers assuming that sufficient volumes of natural gas can be produced and transported through the Company's pipeline. In addition, the Company's subsidiary, Tengasco Pipeline Corporation, has entered into a franchise agreement with the City of Kingsport that grants it authority for twenty years to construct facilities and to sell and distribute natural gas to all classes of customers listed herein. The franchise agreement is subject to approval by the Tennessee Regulatory Authority. The Company expects to file for approval shortly and anticipates that such approval will be granted.

The Company's wholly owned subsidiary, Tengasco Pipeline Corporation, installed and operates a new natural gas utility service to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District previously had no natural gas facilities. The system was installed in the year 2000 and deliveries of gas to customers in Sneedville began in the first quarter of 2001. Revenues to date from sales of gas have been limited due to the small number of initial residential customers. The system will be gradually expanded over time to serve as many of the 6,900 residential and commercial customers in the county as may be economically possible. The system is currently being extended approximately two miles in order to serve a new industrial customer in the Sneedville industrial park.

The Company plans to drill five new wells in Ellis and Rush Counties, Kansas on its existing Kansas leases during the remainder of this calendar year in response to drilling activity in the area establishing new areas of production. During this quarter, the Company successfully drilled the Dick No. 7 well in Kansas and completed the well as an oil well. The Company is also engaged, for a fee, to gather the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines.

The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own productions through drilling additional wells. In addition, there are several capital development projects that the Company is considering with respect to the Kansas Properties which include recompletion of wells and major workovers to increase current production. These projects when completed are expected to increase production in Kansas.

The Company's plan of operation also includes exploration in six or more additional major geological structures in the East Tennessee area that are similar to the Swan Creek structure and which the Company's geology staff indicate have a high probability of producing hydrocarbons.

The Company has either acquired seismic data on these structures from third party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic data is being analyzed at facilities of the University of Tennessee as part of the strategic alliance between the Company and the University of Tennessee. The seismic analysis is continuing and related leasing activities have begun based on initial analysis of seismic results. The analysis should be completed in approximately six months, and the Company plans to conduct exploration activities in these new areas.

On August 10, 2001, the Company and Penn Virginia Oil & Gas Corporation, a subsidiary of Penn Virginia Corporation entered into a joint operating agreement to explore, drill, and develop a certain area of mutual interest in East Tennessee and southern Virginia. The area of mutual interest is in addition to the six areas described above identified as potentially productive. Both companies will share equally all lease acquisition costs, seismic exploration and analysis costs, drilling and operating costs, as well as the proceeds from production. Penn Virginia is named as the initial operator under the joint operating agreement. Penn Virginia has begun the seismic program and drilling operations will be based on the results of seismic analysis. While the Company anticipates the possibility of significant production as a result of this venture, no assurances can be made at this time of the amount of reserves that may be discovered or produced in the course of this venture.

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

Results of Operations and Financial Condition

Comparison of the Quarters Ending September 30, 2001 and 2000

The Company recognized $2,433,758 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2001 compared to $1,666,583 in the third quarter of 2000. This increase in revenues was due primarily to gas production from the Swan Creek Field in the third quarter. The Swan Creek Field produced 434,557 MCF of gas, resulting in $1,090,000 of net revenues. Although production was approximately the same during the quarters ending September 30, 2001 and 2000, Kansas oil revenues were down approximately $87,000 and gas revenues were down approximately $123,000 in the third quarter of 2001 due to a decrease in oil prices from the third quarter of 2000. Oil prices in the third quarter of 2000 were approximately $29.50 per BBL and gas prices were approximately $4.10 per MCF whereas the prices in the third quarter of 2001 were approximately $24.25 per BBL and gas prices were approximately $2.70 per MCF. Additionally, during the three months ended September 30, 2001, the Company sold two fully depreciated compressors, resulting in other income of $150,000.

The Company realized net income attributable to common shareholders of $70,945 ($.01 per share of common stock) during this period compared to a net income in the third quarter of 2000 to common shareholders of $18,064 ($.00 per share of common stock).

Production costs and taxes in the third quarter of 2001 of $1,112,471 were higher when compared to $664,526 in the third quarter of 2000. The increase is primarily due to production cost, severance taxes and gas royalties resulting from the increased production from the Swan Creek Field.

Depreciation, Depletion and Amortization expense for the third quarter of 2001 was $217,551, compared to $63,000 in the third quarter of 2000. This increase was primarily due to depreciation being taken on the Company's completed 65-mile pipeline for the first time in the year 2001. Other increases include increases in depletion and an increase in depreciation on additional equipment purchased in late 2000.

Interest expense for the third quarter of 2001 was $248,328 as compared to $95,686 in the third quarter of 2000. This increase was due to additional interest cost associated with necessary financing for the completion of Phase II of the Company's 65-mile pipeline.

General and Administrative Expenses for the third quarter of 2001 increased $84,090 from $679,479 in the third quarter of 2000. Most of this cost increase was to expand insurance coverage including blowout insurance for the Company and also for the Company's medical insurance plan.

Legal and accounting fees decreased $20,547 from the third quarter of 2000 as several legal matters were settled late in the year 2000.

During the three months ended September 30, 2001, the Company incurred $398,479 of additional capitalized costs associated with the completion of the Swan Creek Pipeline.

Comparison of the Nine Month Periods Ending September 30, 2001 and 2000.

The Company recognized $5,745,144 in oil and gas revenues from the Kansas and Swan Creek oil and gas fields during the nine months ended September 30, 2001 compared to $4,116,778 for the nine months ended September 30, 2000. This $1,778,366 increase in revenues was due primarily to gas production from the Swan Creek Field in the second and third quarters of 2001. In the nine months ended September 30, 2001, the Swan Creek Field produced 646,958 MCF of gas, resulting in $1,800,491 of net revenues. Kansas gas revenues for the nine months ended September 30, 2001 were approximately $276,000 higher than those for the nine-month period ended September 30, 2000. This change was due to an increase in price per MCF from the nine months ended September 30, 2000; all of the increase was in the first quarter of 2001 as prices were down in the second and third quarters of 2001. Although production was approximately the same during the nine months ending September 30, 2001 and 2000, Kansas oil and Swan Creek oil revenues were down approximately $300,000 in the nine months ended September 30, 2001 compared to the same period in 2000 due to price decreases. Additionally, during the three months ended September 30, 2001, the Company sold two fully depreciated compressors, resulting in other income of $150,000.

Although the Company's nine month revenues increased from the nine months ended September 30, 2000, the Company incurred a net loss available to holders of common stock of $800,124 (0.08 per share of common stock) compared to a net loss available to holders of common stock of $543,556 ($0.06 per share of common stock) for the nine months ended September 30, 2000.

The increase in the loss was due to the following factors:

     Production costs and taxes for the first nine-months of 2001 of $2,463,401 were higher compared to $1,920,087 in the first nine months of 2000. The increase is primarily due to production costs, severance taxes, and gas royalties resulting from the increased production from the Swan Creek Field. Also, during the first nine months of 2001 the Company incurred additional maintenance costs in Swan Creek in connection with the preparation of production beginning in April of 2001.

     Depreciation, Depletion and Amortization expenses for the nine months ended 2001 were $486,008, compared to $189,000 for the first nine months of 2000. Approximately $147,000 of this increase was due to depreciation being taken on the pipeline for the first time in the second and third quarters of 2001. Other increases include an increase in depletion and an increase in depreciation on additional equipment purchased in late 2000.

     Interest expense for the nine months ending September 30, 2001 was $577,342, as compared to $299,844 in 2000. This increase is due to additional interest cost associated with financing for the completion of Phase II of the Company's 65-mile pipeline. This increase was reduced by interest cost of approximately $148,000 which was capitalized in the first three months of 2001 during construction of the pipeline.

     General and Administrative Expenses for the first nine months of 2001 increased $773,375 from $1,794,501 in the first nine months of 2000. Approximately $320,000 of this increase was due to an increase in insurance to expand coverage including blowout insurance for the Company and approximately $196,000 was attributable to public relations costs associated with producing the annual report, the proxy statement and press releases. The Company also incurred a $55,200 compensation adjustment resulting from the extension of the exercise period for options granted to an employee. Engineering service and professional fees increased approximately $100,000 for reserve analysis.

     Legal and accounting fees increased $43,792 for the first nine months of 2001. The increase was for additional services provided by our auditors associated with year-end filings, the proxy statement and the annual reports.

During the nine months ended September 30, 2001, the Company incurred $3,724,479 of additional capitalized costs associated with the Swan Creek Pipeline.

On March 8, 2001, the pipeline was ready for its intended use; accordingly, pipeline facilities under construction were reclassified to completed pipeline facilities on the accompanying condensed consolidated balance sheet at September 30, 2001.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company has risk exposure for interest rates on its outstanding debt. A significant portion of the Company's long-term debt is based upon published prime rates. Interest rates have recently been somewhat volatile, and although it is difficult to predict future fluctuations of interest rates volatility is expected to continue.

The Company's major market risk exposure is in the pricing applicable to its natural gas and crude oil production. Historically, prices received for gas production have been volatile and unpredictable. For example, gas prices as of December 31, 2000 was $9.77 per MCF compared to $2.70 per MCF in the third quarter of 2001. Pricing volatility is expected to continue.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2001, 358,733 shares of restricted common stock were sold in a private placement (of which 111,111 shares were issued during the third quarter), 33,872 shares were issued pursuant to the conversion of convertible notes (of which 11,804 shares were issued during the third quarter), 258,657 shares of common stock were issued pursuant to the exercise of options (of which 46,300 was in the third quarter), the majority of which were granted under the Tengasco, Inc. Stock Incentive Plan and 12,347 shares were issued pursuant to the conversion of 710 shares of preferred stock to common stock in the second quarter.

During the second quarter of 2001, the Company sold 17,550 shares of its Series B 8% Cumulative Convertible Preferred stock ($100 par value) pursuant to a private placement offering which terminated on June 15, 2001. The funds raised through this offering, net of issuance cost will be used for the Company's drilling program in the Swan Creek fields, the exploration of new geological structures, and working capital, as the Company deems appropriate.

ITEM 6    EXHIBITS AND 8-K REPORTS.

     During the quarter ending September 30, 2001 the Company did not file any Reports on Form 8-K.

     The following exhibits are filed herewith:

EXHIBITS 10.21 Credit Agreement - Reducing Revolving Line of Credit Up to $35,000,000 from Bank One, N.A. to Tengasco, Inc., Tennessee Land & Mineral Corporation and Tengasco Pipeline Corporation dated November 8, 2001.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

On October 10, 2001 an arbitration hearing was held by the American Arbitration Association between the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("TPC"), and King Pipeline & Utility Company ("King"), the contractor for the construction of Phase II of the Company's pipeline. The arbitration was held to resolve disputes concerning final billings by King for the pipeline construction. King made four claims, seeking (1) payment for straw matting done by King on slopes calculated at two dollars per square foot; (2) to retain payment it had received for clearing and grubbing charges; (3) the release of a currently retained sum of $46,585, to which TPC made no claim, presently being held in escrow pending outcome of ongoing litigation between King and King's boring subcontractor; and (4) payment of $94,000 billed by King for alleged extra work it performed in trenching at a depth deeper than called for by the contract.

On October 31, 2001 the arbitrator issued his award finding that King was entitled to recover the sum of $266,390.66 for straw matting work performed by King, calculated at $2 per square foot as sought by King; that King was entitled to retain the $72,500 payment made to it by TPC for clearing and grubbing work, and that the retained sum be released from escrow. The arbitrator denied all relief sought by King for extra charges in the amount of $94,000 for deeper trenching, and awarded King its attorney's fees of approximately $14,000. The Company is examining the possibility of appeal of the award, since the Company believes that the arbitrator's ruling is not supported by the record presented. However, available grounds for appeal appear extremely limited and it is therefore unlikely that an appeal will occur. In the event an appeal is unavailable and payment is made to satisfy the award, then based on the evidence presented at the arbitration hearing, the Company and TPC intend to seek recovery of the payments made to King as an additional element of damages being sought from Caddum, Inc., the project engineer, in an action now pending in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC. No. 3:01-CV-2.

Any settlements paid to King would be an addition to completed pipeline facilities.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated:  November 14, 2001           TENGASCO, INC.


                                    By: /s/ Harold G. Morris
                                       ----------------------------
                                       Harold G. Morris, President


                                    By: /s/ Mark A. Ruth
                                       ----------------------------
                                       Mark A. Ruth,
                                       Chief Financial Officer