Form 10-K
period 2001-12-31
TENGASCO INC
filed 2002-04-19
CIK 1001614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K
(Mark one)

      /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001 or

      / / Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
Exchange  Act  of  1934  for  the  transition  period  from   ______________  to
______________.

                           Commission File No. 0-20975

                                 TENGASCO, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         TENNESSEE                                                    87-0267438
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

               603 MAIN AVENUE, KNOXVILLE, TENNESSEE     37902
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (865) 523-1124.

Securities  registered  pursuant to Section 12(b) of the Act:  NONE.
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE PER SHARE.

      Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

      Indicate by checkmark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation SK is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State issuer's revenues for its most recent fiscal year: $6,953,089

      State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on March 1, 2002 of $6.38): $43,111,759.

      State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 1, 2002): 10,656,401

      Documents Incorporated By Reference: None.

                                        TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1.    Business ................................................  1

         Item 2.    Description Of Property ................................. 21

         Item 3.    Legal Proceedings ....................................... 28

         Item 4.    Submission of Matters to a Vote of Security Holders ..... 31

PART II

         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters ..................................... 32

         Item 6.    Selected Financial Data ................................. 34

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation ...................... 35

         Item 7A.   Quantitative and Qualitative Disclosures About
                    Market Risk ............................................. 44

         Item 8.    Financial Statements and Supplementary Data ............. 45

         Item 9.    Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure ..................... 45

PART III

         Item 10.   Directors and Executive Officers of the Registrant ...... 46

         Item 11.   Executive Compensation .................................. 52

         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management .......................................... 55

         Item 13.   Certain Relationships and Related Transactions .......... 59
PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K ............................................. 60

SIGNATURES .................................................................. 66

                           FORWARD LOOKING STATEMENTS

            The information contained in this Report, in certain instances, includes forward-looking statements. When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.


PART I


ITEM 1.    BUSINESS.


OVERVIEW

            The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas. The Company leases producing and non-producing properties with a view toward exploration and development. Emphasis is also placed on pipeline and other infrastructure facilities to provide transportation, processing and tieback services. The Company utilizes state-of-the-art seismic technology to maximize the recovery of reserves. The Company's activities in the oil and gas business commenced in May 1995 with the acquisition of oil and gas leases in Tennessee.

            Since 1995 the Company has acquired oil and gas leases on a total of approximately 60,000 acres, located in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee.

            Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 32,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 were 273 wells, including 208 working wells, of which 149 are producing oil wells and 59 are producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The seller financing portion of the purchase price was refinanced by Arvest United Bank of Oklahoma City, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principal and interest over a three year period. This obligation was subsequently satisfied from the proceeds of a line of credit received by the Company from Bank One, N.A. of Houston, Texas ("Bank One"). See, "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation."

            The Kansas Properties are currently producing approximately one million cubic feet of natural gas and 400 barrels of oil per day. Net revenues from the Kansas Properties at the present time is approximately $315,000 per month.

            To date, the Company has been drilling primarily on a portion of its Tennessee leases, the 50,500 acre Swan Creek Field in Hancock County (the "Swan Creek Field or Leases") focused within the Knox formation, one of the geologic formations in the Field. It shortly intends to commence drilling in one of the other geologic formations in the Swan Creek Field. In 2001, the Company had 29 producing gas wells and 6 producing oil wells.

            On November 18, 1999, the Company entered into a contract with Eastman Chemical Company ("Eastman"), in Kingsport, Tennessee, pursuant to which Eastman agreed to purchase a minimum of the lesser of 80% of its requirements or 10,000 MMBtu's (MMBTU MEANS ONE MILLION BRITISH THERMAL UNITS) of gas per day, for twenty years.

            On March 30, 2001, the Company entered into a contract with BAE Systems ("BAE"), the operator of the Holston Army Ammunition Plant in Kingsport, Tennessee, pursuant to which BAE agreed to purchase all its gas requirements up to a maximum of 5,000 MMBtu's per day of gas for twenty years.

            On March 8, 2001, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation, completed a 65 mile intrastate pipeline from the Swan Creek Field to Kingsport, Tennessee at a cost to date of approximately $15.3 million through which it delivers its gas to Eastman, BAE and other customers in East Tennessee.

            Delivery of gas to BAE commenced on April 4, 2001 and to Eastman on May 24, 2001. Commencing in June, 2001, the Company was producing approximately 5 million cubic feet of gas ("MMcf"are units of one million cubic feet of gas) per day from its existing wells in the Swan Creek Field. Based upon the estimated reserves contained in a reserve analysis report as of December 31, 2001 provided to the Company by Ryder Scott Company, L.P. and the initial production output of the existing wells, the Company anticipated that from existing wells and new wells to be completed during 2001, it would be able to produce and sell approximately 10 MMcf of gas per day to Eastman and BAE by the end of 2001. However, in view of the lack of production history from the wells or other wells in the area, various technical difficulties and substantial problems with higher than expected fluids in the wells, led to significant reductions in the amount of gas produced and the Company was unable to meet these projected goals. At present, the Company is producing approximately 3MMcf of gas per day from its Swan Creek Field, a reduction from the average of 4-5 MMcf produced in the beginning of the second half of 2001. This reduction is the result of the problems discussed above; the fact that it was necessary to shut down many of the wells while work to resolve the problems was being done; and, the fact that the Company has temporarily stopped drilling any new wells in the Swan Creek Field due to the necessity of devoting its efforts to the task of improving the production from the existing wells.

            At present, work has been completed on 11 wells to reduce the adverse effects of the fluid problems on the production of gas. Additional work to eliminate the fluid problems from the wells, and, in some cases, to drill new wells to replace troubled wells is ongoing, and the Company expects that production to increase substantially from the Swan Creek Field by the end of 2002. The Company's efforts will be aided significantly by geological information of the Knox formation derived from its experience with the wells already drilled. The Company has now been able to assimilate a detailed description and location of the primary producing geological structure. This now allows for enhanced placement and relocation of some wells into the more productive part of the Knox formation. This approach has been similar to a 3D seismic acquisition and evaluation without the high cost associated with such a procedure. As a result, although no assurances can be given, the Company believes that the amount of fluids in any of the new wells to be drilled in the Swan Creek Field will be significantly reduced. The Company hopes to commence drilling of new wells in the Swan Creek Field shortly. The Company will also continue to conduct exploration and production activities to produce increased quantities of crude oil and natural gas. See, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for discussion regarding funding for development activities.


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

            At a special meeting of stockholders held on April 28, 1995, the Company's stockholders voted:

            (i) to approve the execution of an agreement (the "Purchase Agreement") pursuant to which the Company would acquire certain oil and gas leases, equipment, securities and vehicles owned by Industrial Resources Corporation ("IRC")(1), a Kentucky corporation, in consideration of the issuance of 4,000,000 post-split (as described below) "unregistered" and "restricted" shares of the Company's common stock and a $450,000 8% promissory note payable to IRC. The promissory note was converted into 83,799 shares of the Company's common stock in December 1995;

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


GENERAL

      1.    THE SWAN CREEK FIELD

            Amoco Production Company ("AMOCO") during the late 1970's and early 1980's, after extensive geological and seismic studies, acquired approximately 50,500 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, an area now referred to as the Swan

----------
(1) Malcolm E. Ratliff, the Company's Chief Executive Officer and Chairman of the Board of Directors, is the the sole shareholder of IRC.

Creek Field.

            In 1982 AMOCO successfully drilled two significant natural gas discovery wells in the Swan Creek Field to the Knox Formation at approximately 5,000 feet of total depth. These wells, once completed, had a high pressure and volume of deliverability of natural gas; however, in the mid-1980's a substantial decline in worldwide oil and gas prices occurred and the high cost of constructing a necessary 23 mile pipeline across three rugged mountain ranges and crossing the environmentally protected Clinch River from Sneedville to the closest market in Rogersville, Tennessee was cost prohibitive.

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

            In July 1998 the Company completed the first phase ("Phase I") of its pipeline in the Swan Creek Field, a 30 mile pipeline made of 6 and 8 inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. With the assistance of the Tennessee Valley Authority ("TVA"), the Company was successful in utilizing TVA's right-of-way along its main power line grid from the Swan Creek Field to the Hawkins County Gas Utility District located in Rogersville. The cost of constructing Phase I of the pipeline was approximately $4,200,000.

            Having completed Phase I of its pipeline, in July 1998 the Company began selling gas to Hawkins County Utility District which services residential, municipal and industrial customers in the Hawkins County area, pursuant to a written contract entered into on September 26, 1996. During the period from August 1998 through December 31, 1998 the Company delivered 46,776 cubic feet of gas to Hawkins County Utility District.

            During the period from January 1, 1999 through March 23, 1999 Hawkins County Utility District took only 477 Mcf of gas ("Mcf" are units of one thousand cubic feet of gas) from the Company. Although Hawkins County Utility District could take gas in greater quantities, it declined to do so. Pursuant to its original contract, it was not obligated to purchase any specific amount of gas. The contract with the Hawkins County Utility District was renegotiated and an Amendment Agreement was entered into on October 19, 1999 whereby the Hawkins County Utility District committed to take a minimum of 500 Mcf and a maximum of 4,000 Mcf of gas per day with an option to purchase up to an additional 3,000 MCF per day. Pursuant to this Agreement, the Hawkins County Utility District began purchasing gas from the Company as of November 2, 1999. Hawkins County has purchased relatively small quantities of gas which the

Company was able to blend from certain wells to provide gas which contains less than 4% nitrogen. Hawkins County's position is that it is not required to purchase contract volumes unless the nitrogen content is less than 4%, although the Company has demonstrated that its gas, with a nitrogen content of approximately 4.5% is interchangeable with 4% gas. Since November 2, 1999, Hawkins County Utility District has purchased 3,910 Mcf of gas. The Company stands ready to deliver additional quantities of gas, but there can be no assurances that Hawkins County will purchase additional quantities of gas.

            On November 18, 1999, the Company entered into an agreement with Eastman Chemical Company ("Eastman") which provides that the Company will deliver daily to Eastman's plant in Kingsport a minimum of the lesser of (i) 5,000 MMBtu's (MMBtu means one million British thermal units which is the equivalent of approximately one thousand cubic feet of gas) or (ii) forty percent (40%) of the natural gas requirements of Eastman's plant and a maximum of 15,000 MMBtu's per day. Under the terms of the agreement, the Company has the option to install facilities to treat the delivered gas so that the total non-hydrocarbon content of the delivered gas is not greater than two percent (2%). This will allow the gas to be used in certain processes in the Eastman plant requiring low levels of non-hydrocarbons. If the Company elects to perform this option by installing additional facilities, the minimum daily amount of gas to be purchased by Eastman from the Company will increase to the lesser of
(i)10,000 MMBtu's or (ii) eighty percent (80%) of the natural gas requirements of Eastman's chemical plant.

            On March 27, 2000, the Company and Eastman signed an amendment to the agreement permitting the Company a further option with respect to the allowable level of non-hydrocarbons in the delivered gas. This amendment gives the Company the further option to tender gas without treatment, at a minimum volume of 10,000 MMBtu's per day, in consideration of which the Company agrees to accept a price reduction of five cents per MMBtu for the volumes per day between 5,000 and 10,000 MMBtu's per day under the pricing structure in place under the original agreement. To date, none of the gas sold by the Company to Eastman exceeds the allowable level of non-hydrocarbons permitted under the agreement and does not require treatment.

            Under the agreement as amended March 27, 2000, Eastman agreed to pay the Company the index price plus $0.10 for all natural gas quantities up to 5,000 MMBtu's delivered per day, the index price plus $0.05 for all quantities in excess of 5,000 MMBtu's per day and the index price for all quantities in excess of 15,000 MMBtu's per day. The index price means the price per MMBtu published in McGraw-Hill's INSIDE F.E.R.C Gas Market Report equal to the Henry Hub price index as shown in the table labeled Market Center Spot Gas Prices. During the six months ended February 28, 2002, the index price has ranged from a high of $3.19 per MMBtu in August 2001 to a low of $1.86 in October 2001.

            The agreement with Eastman is for a term of twenty years and will be automatically extended, if the parties agree, for successive terms of one year. The initial term of the agreement was to commence upon the Company's completion of construction of Phase II of its pipeline and connection to Eastman's facilities and once commercial operation of that facility was approved. Pursuant to its agreement with Eastman, completion of construction of Phase II of the pipeline was originally to be made by December 31, 2000. However, Eastman subsequently agreed to extend the completion date of construction to March 31, 2001.

            Because the Company is required to enter into hedging agreements in fiscal 2002 pursuant to its credit facility agreement with Bank One, this may have an effect on the revenues it receives from actual sales of gas during that period. Under the credit facility agreement with Bank One, the volume made subject to the initial hedging agreement was not to be based on the Company's actual sales volumes. Under its present hedging agreement with Bank One which terminates on July 31, 2002, if the index price on a theoretical volume of 3,500 MMBtu per day of natural gas ranges between $2.50 and $3.01per MMBtu the Company's hedging will have no effect. However, if the index price falls below $2.50 per MMBtu the Company s hedging agreement will result in it actually receiving from Bank One under the hedge agreement, the difference between the actual price and $2.50 for the hedged volume of natural gas. If the index price rises above $3.01 per MMBtu the Company's hedging agreement will result in it actually paying to Bank One under the hedge agreement, the difference per MMBtu between the actual price and $3.01 for the hedged volume of natural gas.

            On January 25, 2000, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("Tengasco Pipeline"), signed a franchise agreement to install and operate new natural gas utility services to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District has no existing natural gas facilities and the system to be installed by Tengasco Pipeline will initially extend to schools and small customers, and will be gradually expanded over time to serve as many of the 6,900 residents of the County as is economically feasible. Tengasco Pipeline will purchase gas from the Company on behalf of the District and it will be resold at an average retail price of about $8.00 Mcf. Under the franchise agreement, which has an initial term of ten years and may be renewed for an additional ten years, Tengasco Pipeline will receive 95% of the gross proceeds of the sale of gas for its services under the agreement. In June, 2000, Tengasco Pipeline began installation of the necessary facilities to begin to serve up to 1,500 residential and industrial consumers in the City of Sneedville, county seat of Hancock County. The Company's existing eight inch main line from its Swan Creek Field passes through the city limits of Sneedville. A one-half mile of interconnecting pipeline from the Company's existing pipeline was installed, as well as an additional four miles of pipeline as the initial phase of the distribution system. The construction was completed and delivery of initial volumes of gas into the system from the Swan Creek field occurred on December 27, 2000. The cost of construction of these facilities was approximately $133,000. Upon enactment of initial rate schedules by the Powell Valley Utility District, initial sales began in January, 2001 to a small number of residential and small commercial customers. Tengasco Pipeline has contracted with the City of Sneedville to conduct billing and installation activities in connection with the day to day operation of this system. On March 11, 2002, the Company began delivering gas to its first commercial customer in a new industrial park in Sneedville, Kiefer Built, Inc, an Iowa based manufacturer of livestock and industrial trailers. The Company hopes to be able to supply gas to other customers who may move into that industrial park. At this time, no gas sales agreements for large volume or base load sales have been signed and there can be no assurances that such agreements will be signed and if signed, it is not possible to predict when such sales may begin or what the overall volumes of gas sold may be.

            On March 17, 2000, the Company announced that it had entered into an agreement with the University of Tennessee-Knoxville ("UTK") related to its hydrocarbon exploration activities in eastern Tennessee. Two UTK geological scientists, Professor Robert D. Hatcher, Jr., a University of Tennessee/Oak Ridge National Laboratory Distinguished Scientist in structural and Appalachian geology and now a Director of the Company, and Dr. Richard T. Williams, Ph. D., Associate Professor in geophysics, provide the Company with assistance in interpreting the structure of the Swan Creek Field and geophysical data from that field. New seismic data will permit better subsurface imaging and more exact determination of the size of the Swan Creek Field.

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

            The Company and the University of Tennessee have signed a Memorandum of Agreement concerning cooperation between them in the use of vibreosis seismic equipment, primarily a large vibrator truck, owned by the University that is to be used in the Company's exploration program. Under the agreement, the Company is entitled to use the equipment in exchange for performing required routine expert maintenance and upkeep on the University's equipment, the cost of which exceeds the University's available resources. The University-owned truck is identical to two trucks owned by the Company and used in its seismic exploration program.

            In April 2000, Tengasco Pipeline commenced construction of Phase II of the Company's pipeline. When the pipeline was completed on March 8, 2001, an additional 35 miles of pipeline of 8 and 12 inch pipe had been laid at a cost to date of approximately $11.1 million extending the Company's pipeline from a point near the terminus of Phase I and connecting to an existing pipeline and meter station at Eastman's chemical plant. The completed pipeline extends 65 miles from the Company's Swan Creek Field to Kingsport, Tennessee.

            On March 30, 2001, the Company signed a contract to supply natural gas to BAE SYSTEMS Ordnance Systems Inc. ("BAE"), operator of the Holston Army Ammunition Plant in Kingsport, Tennessee for a period of twenty years. Natural gas is used at the Holston Army ammunition facility to fire boilers and furnaces for steam production and process operations utilized in the manufacture of explosives by BAE for the United States military. Under the agreement, BAE's daily purchases of natural gas will be between 1.8 million and 5 million cubic feet, and volume could increase significantly over the life of the agreement as BAE conducts additional operations at the Holston facility. The contract calls for a price based on the monthly published index price for spot sales of gas at the Henry Hub plus five cents per MMBtu in the same manner as the price is calculated in the contract between the Company and Eastman. The contract with BAE provides that the Company's obligation to sell gas to BAE is subject to availability of gas after the Company satisfies its obligation in accordance with Eastman's needs up to 15 MMcf per day.

            The Company will be the sole supplier of natural gas to BAE under this agreement and the Company has the only gas pipeline located on the grounds of the 6,000-acre Holston facility. A portion of the Holston facility is being developed by BAE as the new Holston Business and Technology Park which will serve as a location for additional commercial and industrial customers. The Company's presence at the Holston Business and Technology Park will provide the availability of gas service to other customers and is considered by BAE to be an important factor in the development of the Park, as well as the source of potential new customers for the Company. Although the Company's gas production from its Swan Creek Field has not been sufficient to supply the quantity of gas that Eastman has been willing to purchase under its agreement with the Company, Eastman has not, to date, objected to sales of gas by the Company to BAE and others.

            During 2001, the Company had 29 producing gas wells and six producing oil wells in the Swan Creek Field. Miller Petroleum, Inc. and others had a participating interest in twelve of these wells. See, "Item 2 - Description of Property - Property Location, Facilities, Size and Nature of Ownership." In total, the Company has completed 44 wells and two wells are in the process of being completed in the Swan Creek Field. Of the completed wells, nine are shut-in or currently not producing because these wells are either not presently producing commercial quantities of hydrocarbons, or are awaiting workover or tie-in to the Company's pipeline. However, certain of these wells may not be tied-in to the Company's pipeline since the expense of connection over rough terrain may not be justified in view of the expected volumes to be produced. The majority of these gas wells were drilled prior to the completion of the pipeline system so only test data was available prior to full production.

            The Company began delivering gas through its pipeline to BAE on April 4, 2001 and to Eastman on May 24, 2001. June's daily production was 4,936.2 Mcf and July's daily production average increased to 5,497 Mcf per day and the Company anticipated that it would reach its goal of delivering 10MMcf per day to Eastman and BAE by the end of 2001. However, the Company was unable to attain that production target due to the in-flow of substantially more fluids in the existing wells than expected. These fluids entered the wells from the boreholes. The fluids obstructed and significantly reduced the flow of gas from the existing wells and required the Company to perform substantial additional work and repairs to increase the production from existing wells. First, it was necessary to install a drip tank system to eliminate the fluids in the pipeline. Next, the Company had to install mechanical devices in many of the existing wells to reduce the fluid problems. As a result of this repair work, many of the existing wells had to be shut down while the repairs were made. In addition, the Company temporarily ceased drilling new wells in order to concentrate its efforts on the repairs. These fluid entry problems along with natural production declines and suspension of drilling activity have led to production totals lower than anticipated. The decline appears to be stabilizing and leveling off at approximately 3MMcf of gas per day from the Swan Creek Field.

            To date, two types of mechanical devices, pump jacks and gas lifts have been installed in 11 of the Company's existing wells, and act as mechanisms to remove the fluids and stabilize erratic behavior, such as large swings in individual well production. These devices have had a variety of effects on production totals of existing wells. On some individual wells production has more than doubled, while on others, although production totals have not increased, the monthly average production volume has become constant and more predictable. Some of the decline in production from existing wells is also related to natural fracture production and the associated decline to steadier flow rates from such a two-part system. The natural storage system for the formation in the Swan Creek Field to which the Company's existing wells have been drilled and from which gas is currently being produced, i.e, the Knox Formation, has both primary and secondary porosity distributed throughout the dolomite rock that makes up this complex formation. All types of gas wells experience some type of decline as production takes place. While the natural fractures enhance production cumulative overall and contribute to longevity, the initial production declines can be significant. These natural declines were expected and do not diminish either the shut in pressure or the Company's actual reserves in the Swan Creek Field. They do, however, suggest the production rates from some of the smaller wells will be slower, but production will last longer than expected. The Company is currently considering a plan to customize an acidizing program for some of its more productive existing wells which might lead to more rapid recovery and accelerate production. Such a program would be targeted to 3 or 4 of the existing wells. It is unknown at this time what the impact such a program might have. The Company also plans to install additional gas lifts in 5 more of the existing wells and in the other existing wells as needed, although not all wells have fluid problems.

            In addition to the work on existing wells, the Company intends to drill several new wells within the Knox formation. Because the Knox formation has been defined by the accumulation of data from the previously drilled wells, new locations and new wells are expected to contribute significantly to achieving increases to production totals. Collecting the geological history from the existing wells has indicated that the Company has three wells that need to be relocated to a more productive part of the structure. The Company also has two existing wells which fluid control methods can only be addressed by re-drilling both locations. The Company will "twin" one of these wells, turning the non-productive gas well into a shallow oil well, and re-drill the deeper gas zone with efforts at controlling production of fluids from the start. The Company will plug the other existing well because of mechanically damaged pipe and then "relocate" this well to a more promising location. Re-drilling of the two existing wells is expected to begin in April. The Company believes that these five new wells can be strategically located due to the high degree of information it has developed from its existing wells as to the shape and key producing horizons of the Knox Formation. The Company is hopeful that production from these new wells will be in line with the production from its best existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field.

            The Company expects the repair work to existing wells and the drilling of the five new wells in the Knox formation to be completed in the next six months. Although no assurances can be made, the Company believes that, once this work is completed and the new wells are drilled, production from the Swan Creek Field will substantially increase by the end of 2002.

            The Company also intends to commence drilling in other formations in its Swan Creek Field. To date, drilling in the Swan Creek Field has focused on production of gas primarily from the Knox formation. This is a lower Ordovician Dolomite, and the heart of the anticline structure at Swan Creek. However, immediately adjacent to this formation and shallower over these formations are other formations which the Company believes have a potential for gas production. The Stones River and Trenton formations hold the possibility for both oil and gas and have produced some gas to date. These Upper Ordovician formations have not been a primary target for gas production, but the shallower depths needed for drilling and the moderate gas production might make a potential subsequent source for additional gas production. With the completion of only one well in the Trenton formation which is producing approximately 100Mcf per day, the impact of these targets is proportional both to an area and an extent that is yet undefined. The Company also plans to drill a 12,000 to 15,000 feet deep test well in the Company's Swan Creek field, which the Company believes may have high potential for significant additional volumes of natural gas. The current wells in this field are all approximately 5,000 feet deep. Drilling is expected to commence on or before December 31, 2002. The target of this drilling will be the Conasauga and Rome formations from the lower and middle Cambrian ages.

            As of the present time the Company does not anticipate that it will be able to fulfill the maximum delivery requirements under its contracts with Eastman and BAE from its existing wells. However, based on the reserve analysis report of the Swan Creek Field, the Company believes that once it continues its program of drilling new wells in the Swan Creek Field it will eventually produce sufficient gas to meet these requirements. No assurances, however, can be given that it will meet these goals.

            Oil production in the Swan Creek Field declined from 47,281 barrels in 2000 to 30,323 barrels in 2001. This decline was due primarily from the natural decline process in existing wells and as a result of work on existing wells to deal with the fluid problems discussed above. The Company is presently reviewing key areas for drilling of new oil wells in the Swan Creek Field and it is anticipated that in the fourth quarter of 2002 drilling of new wells to increase oil production will begin. In addition, chemical treatments to enhance production from existing wells are presently being studied and may be undertaken if the Company believes the results of such treatments will be cost effective.

      2.    THE KANSAS PROPERTIES

            The Company, as of December 31, 1997 acquired the Kansas Properties which presently includes 134 producing oil wells and 51 producing gas wells in the vicinity of Hays, Kansas and a gathering system including 50 miles of pipeline. The Company also acquired 37 other wells which now serve as saltwater disposal wells in the vicinity of Hays, Kansas. Saltwater wells are used to store saltwater encountered in the drilling process that would otherwise have to be transported out of the area. These saltwater disposal wells reduce operating costs by eliminating the need for transport. The aggregate production for the Kansas Properties at present is approximately one MMcf and 400 barrels of oil per day. Revenue for the Kansas Properties is approximately $315,000 per month.

            The Company has hired a full time geologist in Kansas to oversee operations in the Kansas Properties. Recent well workovers in Kansas have improved production with an estimated $1.80 increase in revenue for every $1.00 in work expense. The Company plans to drill five new wells in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of production. In 2001 the Company successfully drilled the Dick No. 7 well in Kansas and completed the well as an oil well. The Company is also engaged in gathering for a fee the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines. The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own production through drilling these additional wells. Such plans are subject to the availability of funds to perform the work.

            In addition, there are several capital development projects that are available with respect to the Kansas Properties which include recompletion of wells and major workovers to increase current production. These projects when completed may increase production in Kansas. Management, however, has made the decision not to perform this work at the present time, as the Company does not presently have the funds necessary to perform these projects. It will however, reconsider its decision if such funds become available through the Company's operations or other sources of financing.


      3.    OTHER AREAS OF DEVELOPMENT

            On August 10, 2001, the Company and Penn Virginia Oil & Gas Corporation, a subsidiary of Penn Virginia Corporation entered into a joint operating agreement to explore, drill and develop a certain area of mutual interest in East Tennessee and southern Virginia. Both companies will share equally all lease acquisition costs, seismic exploration and analysis costs, drilling and operating costs, as well as the proceeds from production. Penn Virginia is named as the initial operator under the joint operating agreement. Penn Virginia has begun the seismic program and drilling operations will be based on the results of seismic analysis. No assurances can be made at this time of the amount of reserves that may be discovered or produced in the course of this venture.

            The Company is presently exploring other geological structures in the East Tennessee area that are similar to the Swan Creek structure and which the Company believes have a high probability of producing hydrocarbons. The Company has either acquired seismic data on these structures from third-party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic data is being analyzed at the University of Tennessee as part of the strategic alliance between the Company and the University of Tennessee. The seismic analysis is continuing and related leasing activities have begun based on initial analysis of seismic results. The Company plans to conduct exploration activities in these areas. The first of these locations will be in Cocke County, Tennessee which is approximately 40 miles southeast of the Swan Creek Field. The Company, in conjunction with Southeast Gas & Oil Corp. of Newport, Tennessee, plans to drill an approximately 6,000-foot exploratory well to the Knox formation. If the well is successful this will lead to additional wells being drilled for new field evaluation. The Company also expects to explore one other new structure this year.


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

            Gas production from the Swan Creek field can presently be delivered through the Company's completed pipeline to the Powell Valley Utility District in Hancock County, Eastman and BAE in Sullivan County, as well as other industrial customers in the Kingsport area. The Company has acquired all necessary regulatory approvals and 100% of necessary property rights for the pipeline system. The Company's pipeline will not only provide transportation service for gas produced from the Company's wells, but will provide transportation of gas for small independent producers in the local area as well. Direct sales could also be made to some local towns, industries and utility districts.

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

DRILLING EQUIPMENT

            In addition to the drilling equipment and vehicles which it acquired from IRC, on November 1, 2000, the Company purchased an Ingersoll Rand RD20 drilling rig and related equipment from Ratliff Farms, Inc., an affiliate of Malcolm E. Ratliff, Chief Executive Officer and Chairman of the Board of Directors of the Company. See "Certain Relationships and Related Transactions" - "Transactions with Management and Others." All of this equipment is in satisfactory operating condition. The Company also receives contract drilling services from Miller Petroleum, Inc. and Union Drilling in the Swan Creek Field.


DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

            Crude oil is normally delivered to refineries in Tennessee and Kansas by tank truck and natural gas is distributed and transported via pipeline.

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

            Its principal competitors in the State of Tennessee are Ashland Oil and Miller Services. In the area of the Company's pipeline, the Company is in a favorable position since it owns the only pipeline within a 20 mile radius. Within that area, the Company owns leases on approximately 50,500 acres. There are numerous producers in the area of the Kansas Properties. Some are larger and some smaller than the Company. However, management expects that it will be able to sell all of the gas and oil that the Kansas Properties produce.

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


DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

            The Company is presently dependent upon a small number of customers for the sale of gas from the Swan Creek Field, principally Eastman and BAE, and other industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

            The transportation service offered by Tengasco Pipeline is subject to regulation by the Tennessee Regulatory Authority to the extent of certain construction, safety, tariff rates and charges, and nondiscrimination requirements under state law. These requirements are typical of those imposed on regulated utilities. Tengasco Pipeline has been granted a certificate of public convenience and necessity to operate as a pipeline utility in Hancock, Hawkins, and Claiborne counties, Tennessee. In addition, Tengasco Pipeline was authorized to construct and operate the portion of Phase II of the pipeline to Eastman by resolution of the City of Kingsport in May, 2000. This resolution was approved by the Tennessee Regulatory Authority as required by state law. All approvals for the Company's pipeline have been granted.

            The City of Kingsport, Tennessee has also enacted an ordinance dated June 6, 2000 granting to Tengasco Pipeline a franchise for twenty years to construct, maintain and operate a gas system to import, transport, and sell natural gas to the City of Kingsport and its inhabitants, institutions and businesses for domestic, commercial, industrial and institutional uses. This ordinance and the franchise agreement it authorizes also require approval of the Tennessee Regulatory Authority under state law. Now that the pipeline to Eastman has been completed, Tengasco Pipeline and the City of Kingsport will initiate the required approval process for the ordinance and franchise agreement. The Company is in discussions with the City of Kingsport in preparation for filing for regulatory approval and anticipates that the filing will be made in the next sixty days. Although the Company anticipates that regulatory approval will be granted, there can be no assurances that it will be granted, or that such approval may be granted in a timely manner, or that such approval may not be limited in some manner by the Tennessee Regulatory Authority as is expressly permitted under state law.

            Tengasco Pipeline presently has all required tariffs and approvals necessary to transport natural gas to all customers of the Company. See, "Effect of Existing or Probable Governmental Regulations on Business" below in this section.

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

            As part of the Company's purchase of the Kansas Properties it acquired a statewide permit to drill in Kansas. Applications under such permit are applied for and issued within one-two weeks prior to drilling. At the present time, the State of Kansas does not require the posting of a bond either for permitting or to insure that the Company's wells are properly plugged when abandoned. All of the wells in the Kansas Properties have all permits required and are in compliance with the laws of the State of Kansas.

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

            The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current and future operations. See, "Risk Factors", below.


RESEARCH AND DEVELOPMENT

            The Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of conducting seismic surveys on the lease blocks. This work will be performed by the Company's geology and engineering personnel and other employees and will not have a material cost of anything more than standard salaries.


COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

            See, "Effect of Existing or Probable Governmental Regulations on Business" set forth above in this section.


NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

            The Company presently has thirty-nine full time employees and no part-time employees.


RISK FACTORS

            In addition to the other information in this document, investors in the Company's common stock should consider carefully the following risks:

            VOLATILE OIL AND GAS PRICES CAN MATERIALLY AFFECT THE COMPANY. The Company's future financial condition and results of operations will depend upon the prices received for the Company's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

            UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS . There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company's control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company's proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows from them being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

            OIL AND GAS OPERATIONS INVOLVE SUBSTANTIAL COSTS AND ARE SUBJECT TO VARIOUS ECONOMIC RISKS. The oil and gas operations of the Company are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the Company's exploration, development and production activities to be unsuccessful. This could result in a total loss of the Company's investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

            SIGNIFICANT CAPITAL REQUIREMENTS. The Company must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, the Company has paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. The Company's ability to re-work existing wells and complete its drilling program in the Swan Creek Field is dependent upon its ability to fund these costs. Although the Company anticipated that by this time it would be able to fund the completion of its drilling program in the Swan Creek Field from revenues from the sales of gas, it is unable to do so. Further, the Company's credit facility with Bank One Corp. has been reduced by Bank One, although the Company vigorously disputes the Bank's actions. At the present time and until the Company is able to increase its production and sales of gas and to resolve its dispute with Bank One, it must obtain the necessary funds to complete its drilling program from other sources such as equity investment, bank loan or a joint venture with another company. Although the Company believes that it will be able to procure such financing, there can be no assurances that it will be able to obtain such funding. In addition, the Company's revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If the Company's revenues or cash flows decrease and the Company is unable to procure alternative financing, this would require the Company to reduce production over time. Where the Company is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If the Company cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

            COSTS INCURRED TO CONFORM TO GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY. The Company's exploration, production and marketing operations are regulated extensively at the federal, state and local levels. The Company has made and will continue to make large expenditures in its efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect the Company's operations and limit the quantity of hydrocarbons the Company may produce and sell. In addition, at the U.S. federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

            COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS. The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

            The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2001, which would have a material impact upon the Company's financial position or results of operations.

            The Company has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. The Company has established policies for continuing compliance with environmental laws and regulations. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses are material to its financial position or results of operations.

            The Company does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries; however, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

            INSURANCE DOES NOT COVER ALL RISKS. Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. The Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Company against all operational risks.

            HEDGING MAY PREVENT THE COMPANY FROM FULLY BENEFITTING FROM PRICE INCREASES. The Company has entered into hedging activities for the period from January 1, 2002 through July 31, 2002, that protect against price deterioration. To the extent that it does so, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes at the delivery point to which the hedging transaction is indexed.

            GENERAL ECONOMIC CONDITIONS. Virtually all of the Company's operations are subject to the risks and uncertainties of adverse changes in general economic conditions, the outcome of pending and/or potential legal or regulatory proceedings, changes in environmental, tax, labor and other laws and regulations to which the Company is subject, and the condition of the capital markets utilized by the Company to finance its operations.


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

            Morita Properties, Inc., an affiliate of Shigemi Morita, a former Director of the Company, currently has a 25% working interest in nine of the Company's existing wells, and a 50% working interest and 6% working interest in two of the Company's other existing wells. All of these wells are located in the Swan Creek Field and are presently producing wells. In addition, to those interests, Morita Properties, Inc. previously owned a 25% working interest in three of the Company's other existing wells and 12.5% working interest in another of the Company's wells which it subsequently sold.

            An individual who is not an affiliate of the Company purchased 25% working interests in two other wells, the Stephon Lawson No. 1 and the Patton No. 1. Both of these wells are located in the Swan Creek Field and are presently producing wells.

            Another individual has a 29% revenue interest in the Laura Jean Lawson No. 3 well by virtue of having contributed her unleased acreage to the drilling unit and paying her proportionate share of the drilling costs of the well. The Company was obligated to allow that individual to participate on that basis in accordance with both customary industry practice and the requirements of the procedures of the Tennessee Oil and Gas Board in a forced pooling action brought by the Company to require the acreage to be included in the unit so that the well could be drilled. The forced pooling procedure was concluded by her contribution of acreage and agreement to pay proportionate share of drilling costs. This well is also located in the Swan Creek Field and is a presently producing well.

            The Company also entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations were to be mutually agreed upon. Net revenues are to be 81.25% to Miller and the Company's subsidiary Tengasco Pipeline will transport Miller's gas. The Company reserved all offset locations to wells drilled under the farmout agreement. All ten wells have been drilled under the farmout agreement. The Company acquired back from Miller a 50% working interest from Miller in nine of those ten wells in addition to its rights under the farmout agreement. In addition, the Company and Miller have drilled two additional wells on a 50-50 basis, although the Company declined to exercise its option for a ten-well extension of the farmout agreement. Of the wells in which Miller owns an interest, six are presently producing.

            Other than the working interests described or referred to in this Item, the Company retains all other working interests in wells drilled or to be drilled in the Swan Creek Field.

            Working interest owners in oil and gas wells are entitled to market their respective shares of production to purchasers other than purchasers with whom the Company has contracted. Absent such contractual arrangements being made by the working interest owners, the Company is authorized but is not required to provide a market for oil or gas attributable to working interest owners' production. At this time, the Company has not agreed to market gas for any working interest owner to customers other than customers of the Company. If the Company does agree to market gas for working interest owners to the Company's customers, the Company will have to agree, at that time, to the terms of such marketing arrangements and it is possible that as a result of such arrangements, the Company's revenues from such customers may be correspondingly reduced. If the working interest owners make their own arrangements to market their natural gas to other end users along the pipeline which have been served by East Tennessee Natural Gas, an interstate pipeline, such gas would be transported through the Company's wholly owned subsidiary Tengasco Pipeline at published tariff rates. The current published tariff rate is for firm transportation at a demand charge of five cents per MMBtu per day plus a commodity charge of $0.80 per MMBtu. If the working interest owners do not market their production, either independently or through the Company, then their interest will be treated as not yet produced and will be balanced either when marketing arrangements are made by such working interest owners or when the well ceases to produce in accordance with customary industry practice.

            The Kansas Properties contain 138 leases totaling 32,158 acres in the vicinity of Hays, Kansas. The original term on these leases was from 1 to 10 years and in most cases has expired, however, most leases are still in effect because they are being held by production. The Company maintains a 100% working interest in most wells. The leases provide for a landowner royalty of 12.5%. Some wells are subject to an overriding royalty interest from 0.5% to 9%.

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


RESERVE ANALYSES

            Ryder Scott Company, L.P. of Houston, Texas ("Ryder Scott") has performed reserve analyses of all the Company's productive leases. Ryder Scott and its employees and its registered petroleum engineers have no interest in the Company or IRC, and performed these services at their standard rates. The net reserve values used hereafter were obtained from a reserve report dated March 28, 2002 (the "Report") prepared by Ryder Scott as of December 31, 2001. In substance, the Report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include production data, decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Ryder Scott. The net reserve values in the Report were adjusted to take into account the working interests that have been sold by the Company in various wells in the Swan Creek Field. The Report provides that the net proved reserves for wells in the Swan Creek Field is 23,006 MMcf of natural gas and 224,745 barrels of oil. According to the Report, the value of the future gross revenues of the Company's interest in the Swan Creek Field as of December 31, 2001 is $57,832,005 before production taxes and $56,097,044 after production taxes. The Report further provides that as of December 31, 2001 the value of the future net income before income taxes of the Company's interest in the Swan Creek Field is $41,478,067 and discounting the future net income by 10% results in a present value of $19,302,590.

            The Report reflects a reduction in the amount of proved natural gas reserves from 33,576.581 MMcf to 23,006.332 MMcf and proved oil reserves from 284,673 barrels to 224,745 barrels in the Swan Creek Field from the reserves as provided in the Ryder Scott report dated August 10, 2001 reporting values as of June 30, 2001. This reduction is a result of the later Report placing greater emphasis on the initial production figures from the Swan Creek Field during the period from June to December 2001 which were adversely affected by initial production problems as described above in "Item 1 Business - General - 1. Swan Creek". The earlier Ryder Scott report as of June 30, 2001, on the other hand, was based primarily on volumetric calculations rather than actual production figures because production from the Swan Creek had just begun. The Company anticipates that the reserve report will not only stabilize at no less than current levels of production but increase in future reporting periods when it is expected that production will increase as a result of ongoing work on existing wells and the drilling of new wells. The Report also reflects a reduction of 48.8% in the net present value of the oil and gas reserves in the Swan Creek Field from the values reported in the Ryder Scott reserve report dated June 30, 2001. This reduction occurred not only as a result of the amount of reserves reported, but in addition, as a result of the much lower oil and gas prices being received at year end as stated in the Report which were approximately $7.75 per barrel of oil and $.80 Mcf of gas lower than the prices which served as the basis for Ryder Scott's earlier June 30, 2001 report.

            The Report reflects a substantial reduction in the amount of proved natural gas reserves from 44,451.338 MMcf to 23,006.332 MMcf and proved oil reserves from 376,296 barrels to 224,745 barrels in the Swan Creek Field from the reserves in an earlier Ryder Scott reported dated March 28, 2001 reporting values as of December 31, 2000.This results from the fact that the earlier report was based entirely on volumetric calculations because production had not yet commenced. In addition, the Report reflects a significant reduction of the discounted (at 10% per annum compounded monthly) net present value of the Company's oil and gas reserves in the Swan Creek field from $300,208,036 to $19,302,590. Although this reduction is based in part on the reduction in reserves for the reasons stated, a most significant factor in this reported reduction of net present value is the use of much lower price projections in the valuation of the reserves. The year-end 2000 report utilized near-record gas prices of $9.77 per Mcf and oil prices of $24.10 per barrel as opposed to the $2.13 per Mcf price and $17.24 per barrel price utilized in the current Report for the year ending December 31, 2001. This represents a 78% reduction in gas prices, and a 28% reduction in oil prices. Finally, the reduction in net present value as stated in the Report also occurred in part because the projected life of the Swan Creek reserves for the year ending December 31, 2001 is more than doubled (from 26.14 years to 57.67 years) from the report for the year ending December 31, 2000. This has the arithmetical result of amplifying the effect of the ten percent (compounded monthly) discount factor used in determining a net present value of the total future income stream, because the discount factor is applied and compounding occurs over the longer period of time (56.7 years as opposed to 26.14 years) during which production is projected to occur.

            Ryder Scott also performed a reserve analysis of the Kansas Properties. The Report provides that the net proved reserves for wells in the Swan Creek Field is 2,873 MMcf of natural gas and 831,930 barrels of oil. According to the Report, the value of the future gross revenues of the Company's interest in the Kansas Properties as of December 31, 2001 is $20,463,797 before production taxes and $19,586,607 after production taxes. The Report further provides that as of December 31, 2001 the value of the future net income before income taxes of the Company's interest in the Kansas Properties is $4,350,410 and discounting the future net income by 10% results in a present value of $2,431,317.

            The Report reflects a reduction from the earlier Ryder Scott report as of December 31, 2000 in (i) the number of barrels of oil attributed to the Company's net interest in the Kansas Properties from 1,438,209 barrels to 831,930 barrels and (ii) the value of the future gross revenues of the Company's interest in the Kansas Properties from $54,419,609 before production taxes and $54,307,992 after production taxes as of December 31, 2000 to $20,463,797 before production taxes and $19,586,607 after production taxes as of December 31, 2001. These reductions are due primarily to two factors. First, the reduction in the number of barrels occurred because the Report disregarded the reserves attributable to approximately thirty wells that are still actually producing oil, because the calculated operating expenses for those wells matched or exceeded the theoretical crude oil price being utilized in the Report. Because the current market price of crude oil has risen from the price used in the Report, all or a portion of the reserves attributable to these wells would now be included in an analysis of the Company's reserves, depending upon the level of price received for crude oil and the relationship of such price to operating expenses. Second, the Report in determining the value of future gross revenues from the Kansas Properties used lower prices than utilized in the report ending December 31, 2000. The Report used a gas price of $2.13 in contrast to the $5.30 price used in 2000, and an oil price of $17.21 in contrast to the $26.46 price used in 2000. The combination of these factors also resulted in a decrease in the net present value of the Company's future income from the Kansas Properties calculated at a discount of 10%, from $14,993,222 as of December 31, 2000 to $2,431,317 as of December 31, 2001. The Company anticipates that future reports of the net present value of the Kansas Properties will rise with any increase in market pricing and the resulting consideration of reserves attributable to all of the Company's wells, which are still producing in accordance with their extended production history.

            The Company believes that the reserve analysis reports prepared by Ryder Scott for the Company for the Swan Creek Field and Kansas Properties provide an essential basis for review and consideration of the Company's producing properties by all potential industry partners and all financial institutions across the country. It is standard in the industry for reserve analyses such as these to be used as a basis for financing of drilling costs. Reserve analyses, however, are at best speculative, especially when based upon limited production; no assurance can be given that the reserves attributed to these leases exist or will be economically recoverable. The result of any reserve analysis is dependent upon the forecast of product prices utilized in the analysis which may be more or less than the actual price received during the period in which production occurs.

            The Company has not filed the reserve analysis reports prepared by Ryder Scott or any other reserve reports with any Federal authority or agency other than the Securities and Exchange Commission.


PRODUCTION

            The following tables summarize for the past three fiscal years the volumes of oil and gas produced to the Company's interests, the Company's operating costs and the Company's average sales prices for its oil and gas. The information does not include volumes produced to royalty interests or other working interests.

--------------------------------------------------------------------------------
                                    TENNESSEE
--------------------------------------------------------------------------------
 YEAR ENDED       PRODUCTION          COST OF PRODUCTION  AVERAGE SALES PRICE
DECEMBER 31                              (PER BOE)(2)
--------------------------------------------------------------------------------
                OIL          GAS                           OIL        GAS
               (Bbl)        (Mcf)                         (Bbl)    (PER Mcf)
--------------------------------------------------------------------------------
2001         22,776.21   703,073.56        $0.31         $16.05    $2.55
--------------------------------------------------------------------------------
2000         37,210.67     2,411.00        $0.69         $20.32    $2.86
--------------------------------------------------------------------------------
1999         17,286.06     2,122.00        $0.44(est.)   $12.81    $2.86(est.)
--------------------------------------------------------------------------------

Gas volumes and prices for 1999 and 2000 reflect only the nominal purchases made by Hawkins County Gas Utility District upon completion of Phase I of Tengasco Pipeline Company's pipeline system. See Item I, "Business-General-1 Swan Creek Field."

----------
(2) A "BOE" is a barrel of oil equivalent. A barrel of oil contains approximately 6 Mcf of natural gas by heating content. The volumes of gas produced have been converted into "barrels of oil equivalent" for the purposes of calculating costs of production.

--------------------------------------------------------------------------------
                                     KANSAS
--------------------------------------------------------------------------------
 YEAR ENDED       PRODUCTION          COST OF PRODUCTION  AVERAGE SALES PRICE
DECEMBER 31                                (PER BOE)
--------------------------------------------------------------------------------
                OIL          GAS                           OIL        GAS
               (Bbl)        (Mcf)                         (Bbl)    (PER Mcf)
--------------------------------------------------------------------------------
2001        112,495.88   278,884.66       $10.72         $23.50      $4.12
--------------------------------------------------------------------------------
2000        111,734.81   291,096.22       $ 9.68         $28.06      $3.75
--------------------------------------------------------------------------------
1999        114,732.28   304,059.81       $ 8.87         $17.23      $2.16
--------------------------------------------------------------------------------


OIL AND GAS DRILLING ACTIVITIES

            The Company's oil and gas developmental drilling for the past three fiscal years are as set forth in the following tables. During the fiscal years ending December 31, 1999, 2000 and 2001, the Company did not drill any exploratory wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of wells drilled, quantities of reserves found or economic value.

      GROSS AND NET WELLS

            The following tables set forth for the fiscal years ending December 31, 1999, 2000 and 2001 the number of gross and net development wells drilled by the Company. The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in gross wells.

--------------------------------------------------------------------------------
                             YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                  2001              2000              1999
--------------------------------------------------------------------------------
                             GROSS     NET     GROSS     NET     GROSS     NET
--------------------------------------------------------------------------------
TENNESSEE
--------------------------------------------------------------------------------
PRODUCTIVE WELLS             19        11.42   9        4.0515   7        4.8125
--------------------------------------------------------------------------------
DRY HOLES                    0         0       0        0        0        0
--------------------------------------------------------------------------------
KANSAS
--------------------------------------------------------------------------------
PRODUCTIVE WELLS             3         2.594   0        0        0        0
--------------------------------------------------------------------------------
DRY HOLES                    0         0       0        0        0        0
--------------------------------------------------------------------------------

      PRODUCTIVE WELLS

            The following table sets information regarding the number of productive wells in which the Company held a working interest as of December 31, 2001. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole are counted as one well.

--------------------------------------------------------------------------------
                                           GAS                     OIL
--------------------------------------------------------------------------------
                                     GROSS        NET        GROSS       NET
--------------------------------------------------------------------------------
TENNESSEE                             34        20.7475       11         5.308
--------------------------------------------------------------------------------
KANSAS                                52        43.4504      134       112.8382
--------------------------------------------------------------------------------


DEVELOPED AND UNDEVELOPED OIL AND GAS ACREAGE

            As of December 31, 2001, the Company owned working interests in the following developed and undeveloped oil and gas acreage. Net acres refers to the Company's interest less the interest of royalty and other working interest owners.


--------------------------------------------------------------------------------
                                  DEVELOPED                  UNDEVELOPED
--------------------------------------------------------------------------------
                           GROSS ACRES   NET ACRES      GROSS ACRES   NET ACRES
--------------------------------------------------------------------------------
TENNESSEE                    1,840.00     1,065.38       62,651.90    54,820.00
--------------------------------------------------------------------------------
KANSAS                       9,666.00     8,080.44       22,711.00    18,995.48
--------------------------------------------------------------------------------


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

            1. The Company, its Chief Executive Officer, Malcolm E. Ratliff, and one of its attorneys, Morton S. Robson, have been named as defendants in an action commenced in the Supreme Court of the State of New York, New York County entitled MAUREEN COLEMAN, JOHN O. KOHLER, CHARLES MASSOUD, JONATHAN SARLIN, VON GRAFFENRIED A.G. AND VPM VERWATUNGS A.G., PLAINTIFFS V. TENGASCO, INC., MORTON
S. ROBSON AND MALCOLM E. RATLIFF, DEFENDANTS, INDEX NO. 603009/98. In that action, the plaintiffs, shareholders of the Company each of which purchased restricted shares of the Company's Common Stock, allege that although they were entitled to sell their shares pursuant to SEC Rule 144 in the open market, they were precluded from doing so by the defendants' purported wrongful refusal to remove the restrictive legend from their shares. The plaintiffs own in the aggregate 35,000 shares of the Company's common stock. The plaintiffs are seeking damages in an amount equal to the difference between the amount for which they would have been able to sell their shares if the defendants had acted to remove the restrictive legends when requested and the amount they will receive on the sale of their shares. The plaintiffs are also seeking punitive damages in an amount they claim to be in excess of $500,000 together with interest, costs and disbursements of bringing the action, including reasonable attorneys fees. This action has been partially settled by the Company agreeing to remove the restrictive legends on the plaintiffs' stock.

            As for the balance of the action, the Company believes that there are several substantial factual and legal issues as to the date on which the shareholders were entitled to sell their stock pursuant to Rule 144. Management further believes that the Company did not wrongfully withhold its approval of the removal of the restrictive legends at the times such removal was requested by the shareholders. However, in the event the Company is found to have improperly withheld its permission to remove the restrictive legends from the shares owned by the shareholders, the Company may be held liable for damages to the shareholders in an amount equal to the difference between the actual sale price of such shares and the sales price they would have realized on the date such restrictive legends should have been permitted to be removed. At this time it is not possible to ascertain with any certainty what such damages would be. The plaintiffs have not taken any action in this matter for several years.

            2.    TENGASCO PIPELINE CORPORATION V. JAMES E. LARKIN AND KATHLEEN
A. O `CONNOR, No. 4929J in the Circuit Court for Hawkins County, Tennessee. This is a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a temporary construction easement and permanent right of way to maintain and operate a portion of Phase I of the Company's pipeline in Hawkins County, Tennessee. The court granted an order of possession to the Company in January, 1998 and the pipeline has been constructed across approximately 3,000 feet of the property concerned in a rural and very steep locale. The Company has had the right of way appraised at $4,000. The landowners, Mr. Larkin and Kathleen A. O Connor who both live on the property, contest the appraised value of the property and claim incidental damages to certain fish ponds located on their property. The landowners, despite a lack of evidence of any fish raising or aquaculture business actually being or having been operated on the premises or of any actual losses to such business, have counterclaimed for $867,585 in compensatory damages and $2.6 million in punitive damages arising from trespass and other legal theories. The Court required the parties to attempt to mediate this dispute and the mediation occurred in December, 2000. The parties were unable to reach a mediated settlement and the matter has been scheduled for trial on May 8, 2002. The discovery conducted to date has not disclosed any facts that reasonably suggest any likelihood of a substantial adverse result in this matter, and the Company intends to vigorously defend the allegations of the counterclaim which appear to be without any credible basis.

            3. The Company and its wholly owned subsidiary, Tengasco Pipeline Corporation ("TPC"), were named as defendants in an action commenced on June 4, 2001 by C.H. Fenstermaker & Associates, Inc. ("Fenstermaker") in the United States District for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., No. 3:01-CV-283.

            The action seeks to recover approximately $365,000 in fees and charges billed to TPC for engineering services Fenstermaker claims it performed in connection with the planning and construction of Phase II of the Company's pipeline which runs from Rogersville, TN to Kingsport, TN to serve Eastman Chemical Company and Holston Army Ammunition Plant.

            On June 25, 2001, the Company and TPC filed an answer to the complaint denying liability for the billings claimed, and counterclaiming against Caddum, Inc. ("Caddum"), an unincorporated division of Fenstermaker. The counterclaim seeks recovery from Caddum of damages for breach of contract and breach of professional engineering standards caused by the actions of Caddum, including unauthorized deviations from the pipeline route which caused the Company to incur significant additional costs. These costs included substantial fees for concrete capping of the pipeline as a result of the pipeline being placed to close to the adjoining highway right of way. The counterclaim further alleges that Caddum damaged the Company by: causing delays in completing the pipeline; by failing to submit engineering drawings and failing to timely obtain certain x-rays of the pipeline welds; its unauthorized actions in ordering supplies and materials; and, overbilling from the agreed contract rate for engineering services. The counterclaim seeks actual damages from Caddum of approximately $475,000, treble damages under state law for the overbilling, and damages to the Company arising from the delay caused by Caddum in the production from the Swan Creek field all in the aggregate amount of $1.25 million. The District Court has scheduled the case for a non-jury trial on July 17, 2002 before Judge James H. Jarvis. The Company believes its counterclaims are meritorious and intends to vigorously prosecute them and anticipates that, at a minimum, its counterclaims will either fully offset or substantially reduce exposure to liability for the amounts claimed by Fenstermaker.

            4. On October 10, 2001 an arbitration hearing was held by the American Arbitration Association between the Company's wholly owned subsidiary Tengasco Pipeline Corporation ("TPC") and King Pipeline & Utility Company ("King"), the contractor for the construction of Phase II of the Company's pipeline. The arbitration was held to resolve disputes concerning final billings by King for the pipeline construction. King made four claims, seeking (1) payment for straw matting done by King on slopes calculated at two dollars per square foot; (2) to retain payment it had received for clearing and grubbing charges; (3) the release of a currently retained sum of $46,585, to which TPC made no claim, presently being held in escrow pending the outcome of ongoing litigation between King and King's boring subcontractor; and (4) payment of $94,000 billed by King for alleged extra work it performed in trenching at a depth deeper than called for by the contract.

            On October 31, 2001 the arbitrator issued his award finding that King was entitled to recover the sum of $266,390.66 for straw matting work performed by King, calculated at $2 per square foot as sought by King; that King was entitled to retain the $72,500 payment made to it by TPC for clearing and grubbing work, and that the retained sum be released from escrow. The arbitrator denied all relief sought by King for extra charges in the amount of $94,000 for deeper trenching, and awarded King its attorneys fees of approximately $14,000. TPC has filed a motion to vacate the arbitrator's award and King has filed an opposing motion to confirm the award. The motions are expected to be heard shortly in the Chancery Court for Knox County, Tennessee. In the event TPC's motion is denied and King's opposing motion is granted, the Company is examining the possibility of appealing the award, since the Company believes that the arbitrator's ruling is not supported by the record presented. However, available grounds for appeal appear extremely limited and it is therefore unlikely that an appeal will occur. In the event an appeal is unavailable and payment is made to satisfy the award, then based on the evidence presented at the arbitration hearing, the Company and TPC intend to seek recovery of the payments made to King as an additional element of damages being sought from Caddum, Inc., the project engineer, in the action now pending in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., No. 3:01-CV-2 discussed above.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None during the fourth quarter of 2001.

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

            The range of high and low closing prices for shares of common stock of the Company during the fiscal years ended December 31, 2000 and December 31, 2001 are set forth below. The prices have been retroactively adjusted by a 5% reduction to take into account the 5% stock dividend declared by the Company payable on October 1, 2001 to all shareholders of record as of September 4, 2001.


                                       HIGH        LOW
                                       ----        ---
For the Quarters Ending

March 31, 2001                         14.20       9.69

June 30, 2001                          15.01      11.16

September 30, 2001                     13.69       7.60

December 31, 2001                      10.54       7.39


March 31, 2000                          9.86       6.65

June 30, 2000                           9.26       6.65

September 30, 2000                      9.26       7.60

December 31, 2000                      12.82       7.84

HOLDERS

            As of March 1, 2002 the number of shareholders of record of the Company's common stock was 375 and management believes that there are approximately 2,172 beneficial owners of the Company's common stock.


DIVIDENDS

            The Company under its credit agreement with Bank One is presently restricted from paying dividends without Bank One's consent. On July 30, 2001, the Company's Board of Directors voted to declare a five percent (5%) stock dividend on the outstanding shares of the Company's common stock, $.001 par value which was payable on October 1, 2001 to all shareholders of record as of September 4, 2001. No fractional shares were issued in connection with the stock dividend and all such fractional shares were rounded to the next full share. The Company has no present plans to declare any further dividends with respect to its common stock.


RECENT SALES OF UNREGISTERED SECURITIES

            Except as previously reported in Quarterly Reports on Form 10-QSB and Form 10-Q filed by the Company, the following tables sets forth certain information as to all equity securities, other than the grant of options, which were sold during the past year, including the sale of common stock upon the exercise of outstanding options and warrants, that were not registered under the Securities Act of 1933, as amended,




COMMON STOCK
                                       DATE         NUMBER OF        AGGREGATE
NAME OF OWNER                        ACQUIRED         SHARES       CONSIDERATION
-------------                        --------         ------       -------------
Kenny Securities                      7/13/01         12,000       $      82,500
Kenny Securities                      7/13/01         17,285       $     109,328
Bill L. Harbert                        8/9/01        111,111       $1,000,000.00
Jerome & Lynn Cipponeri              12/31/01         16,000       $  100,000.00


            In addition to the foregoing, on December 20, 2001, the Company issued 5,000 shares of its common stock to a non-affiliated individual in payment of $70,000 for services he had performed for the Company.

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


ITEM 6.  SELECTED FINANCIAL DATA

            The following selected financial data have been derived from the Company's financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

Years Ended December 31,

------------------------------  -----------   -----------   -----------   -----------   -----------
                                   2001          2000          1999          1998          1997
------------------------------  -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
------------------------------  -----------   -----------   -----------   -----------   -----------
Oil and Gas Revenues            $ 6,656,758   $ 5,241,076   $ 3,017,252   $ 2,078,101            --
------------------------------  -----------   -----------   -----------   -----------   -----------
Production Costs and Taxes      $ 2,951,746   $ 2,614,414   $ 2,564,932   $ 1,943,944   $     3,748
------------------------------  -----------   -----------   -----------   -----------   -----------
General and Administrative      $ 2,957,871   $ 2,602,311   $ 1,961,348   $ 1,372,132   $ 1,535,841
------------------------------  -----------   -----------   -----------   -----------   -----------
Interest Expense                $   850,965   $   415,376   $   417,497   $   574,906   $ 1,885,448
------------------------------  -----------   -----------   -----------   -----------   -----------
Net Loss                        $(2,262,787)  $(1,541,884)  $(2,671,923)  $(3,083,638)  $(4,370,570)
------------------------------  -----------   -----------   -----------   -----------   -----------
Net Loss  Available to Common   $(2,653,970)  $(1,799,441)  $(2,791,270)  $(3,083,638)  $(4,370,570)
Stockholders
------------------------------  -----------   -----------   -----------   -----------   -----------
Net Loss  Available to Common
Stockholders Per Share(3)       $     (0.26)  $     (0.19)  $     (0.33)  $     (0.42)  $     (0.71)
------------------------------  -----------   -----------   -----------   -----------   -----------

----------
(3) All references in this table to common stock and per share data have been retroactively adjusted to reflect the 5% stock dividend declared by the Company effective as of September 4, 2001.

As of December 31,

--------------------------------  ------------   ------------   -----------   -----------   -----------
                                      2001           2000          1999          1998          1997
--------------------------------  ------------   ------------   -----------   -----------   -----------
BALANCE SHEET DATA:
--------------------------------  ------------   ------------   -----------   -----------   -----------
Working Capital Deficit           $ (6,326,204)  $   (708,317)  $(1,406,263)  $(1,929,215)  $(1,774,571)
--------------------------------  ------------   ------------   -----------   -----------   -----------
Oil and Gas Properties, Net       $ 13,269,930   $  9,790,047   $ 8,444,036   $ 7,747,655   $ 6,872,571
--------------------------------  ------------   ------------   -----------   -----------   -----------
Pipeline Facilities(4)            $ 15,039,762   $ 11,047,038   $ 4,212,842   $ 4,019,209   $ 2,596,967
--------------------------------  ------------   ------------   -----------   -----------   -----------
Total Assets                      $ 32,128,245   $ 25,224,724   $15,182,712   $13,525,777   $14,644,811
--------------------------------  ------------   ------------   -----------   -----------   -----------
Long-Term Debt                    $  3,902,757   $  7,108,599   $ 3,119,293   $ 3,190,930   $ 2,006,293
--------------------------------  ------------   ------------   -----------   -----------   -----------
Redeemable Preferred Stock        $  5,459,050   $  3,938,900   $ 1,988,900   $   800,000   $         0
--------------------------------  ------------   ------------   -----------   -----------   -----------
Stockholder' Equity(5)            $ 14,991,847   $ 10,864,202   $ 7,453,930   $ 7,245,090   $ 6,001,481
--------------------------------  ------------   ------------   -----------   -----------   -----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

            The Company incurred a net loss to holders of common stock of $2,653,970 ($0.26 per share) in 2001 compared to a net loss of $1,799,441 ($0.19 per share) in 2000 and $2,791,270 ($0.33 per share) in 1999.

            The Company realized oil and gas revenues of $6,656,758 in 2001 as compared to $5,241,076 in 2000 and $3,017,252 in 1999. The increase from 2000 to 2001 was primarily due to gas sales from the Swan Creek Field of $2,563,935. However, Kansas oil sales decreased $489,778 from 2001 to 2000 due to price decreases as the number of barrels produced remained constant. The Kansas Properties produced 113,758 barrels in 1999, 143,949 barrels in 2000, and 143,291 barrels in 2001. Also oil production decreases and price decreases in Swan Creek reduced oil revenues from $960,814 in 2000 to $499,641 in 2001. This was due to the combination of price and volume. Volumes decreased from 47,281 barrels in 2000 to 30,323 barrels in 2001. This was due to the Company's concentration on drilling new gas wells. The Company's subsidiary, Tengasco Pipeline, did have pipeline transportation revenues for the first

----------
(4) During the years ended December 31, 2000, 1999, 1998 and 1997, this included portions which were under construction.

(5) No cash dividends have been declared or paid by the Company for the periods presented.

time in 2001 of $296,331 from the Swan Creek Field.

            The Company's realized oil and gas revenues increased $2,223,824 in 2000 as compared to 1999. The increase in revenues was primarily attributable to the increase in oil and gas prices in 2000. However, the Kansas properties oil production increased in 2000 by 30,191 barrels and the Swan Creek oil production increased by 25,317 barrels in 2000.

            The Company's production costs and taxes have increased each year from 1999 to 2001 as additional cost has been incurred to maintain the Kansas wells and also to begin production from the Swan Creek Field for the first time in 2001. The 2001 increase of $337,332 as compared to 2000 is due primarily to the commencement of production from the Swan Creek Field. Production costs and taxes only increased $49,482 from 1999 to 2000.

            Depletion, depreciation, and amortization increased significantly in 2001 over 2000 and 1999 levels. The primary increase is due to significant increases in depletion expense during 2001 ($1,142,000) as a result of the following: decreases in reserve estimates on oil and gas properties arising from declining commodity prices; certain of the Company's gas wells had decreased production levels at year-end due to problems encountered with liquids in the wells. This decreased production level at year-end was factored into the estimated future proved reserves calculation performed as of December 31, 2001, resulting in a lower future proved reserves estimate. Additionally, the Company took depreciation on the pipeline for the first time in 2001 ($220,371). The depletion, depreciation and amortization increased from $233,807 in 1999 to $371,249 in 2000. The increase was due to depreciation on new equipment purchased late in the years of 1999 and an increase in depletion expense of $97,000 due to a change in estimate resulting from changes in reserves.

            General and administrative expenses have increased from $1,961,348 in 1999 to $2,602,311 in 2000, to $2,957,871 in 2001. The increases from 2000 to
2001 are attributable to an increase in insurance (approximately $400,000) to expand coverage including blowout insurance and the addition of Company providing medical insurance for employees in 2001. The increase of $640,963 from 1999 to 2000 was due primarily to an increase in additional personnel, consultants and increased engineering services for reserve evaluations.

            Interest expense for 2001 increased significantly over 1999 and 2000 levels. This increase is due to additional interest cost associated with financing for the completion of Phase II of the Company's 65 mile pipeline. This increase was reduced by interest cost of approximately $148,000 which was capitalized in the first 3 months of 2001 during construction of the pipeline and $128,000 in 2000. Interest expense remained consistent from 1999 to 2000.

            Public relations cost increased ($187,253) in 2001 as compared to 2000 levels due to cost associated with producing the annual report, the proxy statement, and press releases. Public relations cost in 2000 was only slightly higher ($20,134) than 1999 cost.

            Professional fees decreased in 2001 from 2000 levels and are consistent with 1999 levels due to a charge in 2000 of $242,000 for stock options issued in 2000 to non-employees.

            Dividends on preferred stock has increased from $119,347 in 1999 to $257,557 in 2000 to $391,183 in 2001 as a result in the increase in preferred stock outstanding.


LIQUIDITY AND CAPITAL RESOURCES

            On November 8, 2001, the Company signed a credit facility agreement (the "Credit Agreement") with the Energy Finance Division of Bank One, N.A. in Houston Texas ("Bank One") whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The interest rate on the line of credit is the Bank One base rate plus one quarter percent which at the time of closing was 5.25%. The initial borrowing base under the Credit Agreement was $10 million. The initial borrowing base was determined by Bank One according to its own internal and unspecified formulas. Under the terms of the Credit Agreement, the initial borrowing base is to be reviewed and updated periodically by Bank One based on its review, at various specified times, of reserve analyses of the Company's proved oil and gas reserves, such as the report prepared by Ryder Scott as of December 31, 2001. See, "Item 2 Description of Property - Reserve Analysis." No increase will occur beyond the initial borrowing base of $10 million unless the Company's proved oil and gas reserves increase to such a level that Bank One in its sole discretion according to its own internal formulas determines that such an increase in the credit facility is warranted. Conversely, the initial credit base may be decreased if Bank One upon review of reserve analysis at times as specified in the Credit Agreement in its sole discretion, according to its own internal formulas, determines that such a decrease in the credit facility is warranted. In addition, the terms of the Credit Agreement provides that the calculation of the borrowing base includes an "equity cushion," in an unspecified amount, intended to protect Bank One from difficulties in evaluating, liquidating, or collecting against oil and gas properties stated to be subject to rapid deterioration in value and inherently incapable of being accurately evaluated.

            On November 9, 2001, funds from the Bank One credit line were used to (1) satisfy existing indebtedness on the Company's Kansas Properties ($1,427,309.25); (2) repay the internal financing provided by Directors and shareholders of the Company for the completion of the Company's 65 mile intrastate pipeline ($3,895,490.83); (3) prepay a note due to Spoonbill, Inc. for funds borrowed by the Company for working capital ($1,080,833.34); (4) prepay a note due to Malcolm E. Ratliff, the Company's Chief Executive Officer, for purchase by the Company of a drilling rig and related equipment ($1,003,844.44); and, (5) prepay the remaining balance of a loan made to the Company for working capital by Edward W.T.Gray III, a former Director of the Company, due on December 31, 2001 ($304,444.44). All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the Credit Agreement. Together with attorneys fees, mortgage taxes in Tennessee and Kansas and related fees the total drawn down on November 9, 2001 from the credit facility was $7,901,776.65. As of the date of this Report, the principal balance of the loan under the Credit Agreement is $9,101,776.66.

            On or about April 5, 2002, the Company received a notice from Bank One stating that it had re-determined and reduced the borrowing base under the Credit Agreement to $3,101,766.66. The notice did not provide any explanation why the reduction was made or as to how the reduction was calculated. As a result of the reduction of the borrowing base, Bank One has demanded that the Company satisfy the difference between the principal balance of the loan under the Credit Agreement ($9,101,776.66) and the newly reduced current borrowing base ($3,101,776.66) within thirty days of the receipt of the notice advising the Company of the reduction of the borrowing base.

            The Company has notified Bank One that it strongly disagrees that the re-determination of the borrowing base was proper under the terms of the Credit Agreement. It is the contention of the Company that a re-determination of the borrowing base can only be made in accordance with specific schedules provided for in the Credit Agreement. The Company is required to submit its first analysis of proved reserves to Bank One by December 1, 2002 for purposes of determining the borrowing base. Thereafter, reserve analysis are to be reviewed every six months. The schedule of reserve reports required by the Credit Agreement upon which such re-determinations are to be based also specifically sets up a procedure involving an automatic monthly payment of $200,000 effective as of February 1, 2002 to be applied against the borrowing base.

            The re-determination of the borrowing base made on April 5, 2002 by Bank One is not in accordance with the expressed schedule in the Credit Agreement which provides that the next re-determination date is after December 1, 2002, and which would allow for updated reserve analysis reports reflecting the attendant adjustments to the Company's proved reserves as new wells come into production and existing wells are re-worked in its Swan Creek Field before any re-determination of the borrowing base could be made. Such updated reserve analysis reports also would reflect the substantial current increases in oil and gas prices from the substantially lower year-end oil and gas prices used to evaluate the Company's reserves in the Company's most recent reserve analysis report prepared by Ryder Scott as of December 31, 2001. The borrowing base provisions of the Credit Agreement also permit Bank One to require the Company to provide an analysis by certified engineers on ninety days notice if it has concerns regarding the status of the reserves of the producing properties. This was not done. Such a procedure would be the proper way for Bank One to have proceeded if it had such concerns. Finally, the Company views Bank One's position under the Credit Agreement to be fully secured by the properties the Company owns in Kansas and Tennessee. The values of these properties far exceeds the original initial borrowing base under the Credit Agreement. This fact further underscores the impropriety of the attempted recent reduction of the borrowing base and that such action is clearly unjustified by the terms and intent of the Credit Agreement. The Company is seeking to have Bank One withdraw its April 5, 2002 re-determination of the borrowing base.

            In an effort to resolve this dispute amicably, alternatively, the Company has requested Bank One to allow it to reduce the difference between the principal balance of the loan and the reduced borrowing base over a period of time. If the Company's request is honored, it is believed that through a combination of the use of the Company's cash flow and outside equity or loan financing it will be able to resolve any disputes with Bank One. However, any substantial increase of the pay down of the loan over the $200,000 per month presently being paid will significantly impair the Company's ability to repair its current problem wells and to drill new wells. In the event the Company is unable to resolve its differences with Bank One, the Company might be held to be in default of its obligation to Bank One, which would enable Bank One to call the entire loan. In such event, the Company would vigorously oppose any such action by Bank One. If Bank One should be successful, the Company believes that it would be able to procure alternative debt financing and equity funding to enable to meet its obligation. The Company is hopeful that it will be able to work out a satisfactory arrangement with Bank One.

            Even if the Company is able to reach an agreement with Bank One as to the amount of its current borrowing base and the pay-off of any difference between that borrowing base and the principal balance of the loan, unless the Company is able to increase production from its Swan Creek Field and as a result, increase the calculation of proven oil and gas reserves it will not be able to increase its borrowing base under the Bank One Credit Agreement beyond the initial $10 million borrowing base. Although the Company is hopeful it will be able to increase production and its proven reserves, there are no assurances that the Company will be able to do so to an amount sufficient to allow it to borrow additional sums from Bank One beyond the current borrowing base. In the event that the Company is unable to increase the amount of its current borrowing base under the Bank One Credit Agreement, it will be forced to seek other options to obtain the funding necessary to meet its obligation to reduce the Bank One loan and to satisfy all of its current and future cash requirements, including funds necessary to re-work existing wells and continue the drilling program in the Swan Creek Field. Such options would include debt financing, sale of equity interests in the Company, a joint venture arrangement, the sale of oil and gas interests, etc. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

            The Company plans to shortly offer for sale by private placement a new series of cumulative convertible preferred stock. The additional capital raised from such offering will be used to provide funds for re-payment to Bank One of the Loan Excess, to pay for re-working of wells and continuing the drilling program in the Swan Creek Field to increase production and to provide working capital. There can be no assurances that the Company will be able to sell such preferred stock or, if it is able to do so, the proceeds of the sale of the new series of cumulative convertible preferred stock will be sufficient to accomplish these purposes.

            As a result of Bank One's reduction of the borrowing base and the corresponding demand for payment of the difference between the amount of the balance of the loan and the reduced borrowing base, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has a history of losses from operations and has an accumulated deficit of $24,115,382 and a working capital deficit of $6,326,204 as of December 31, 2001, the Company's independent certified public accountants have indicated in their report on the Consolidated Financial Statements that these circumstances contribute to uncertainty over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon its ability to obtain long-term debt or raise capital to satisfy its cash flow requirements. See, "Report of Independent Auditors" and "Notes to Consolidated Financial Statements - Note 2 - Going Concern Uncertainty." Management believes based upon the Company's substantial assets and proved reserves; its expectation that production and revenues from its Swan Creek Field will increase by the end of fiscal 2002; and, the current increase in oil and gas prices, that the Company will be able to obtain the long-term debt or raise capital to enable it to continue in business.

            As of December 31, 2001, the Company had total stockholders' equity of $14,991,847 on total assets of $32,128,245. The Company has a net working capital deficiency at December 31, 2001 of $6,326,204 as compared to a net deficiency of $708,317 at December, 2000. This working capital deficiency arises primarily from the acceleration of $6,000,000 of the credit facility debt discussed above.

            Net cash used in operating activities decreased from $820,615 in 2000 to $221,176 in 2001. The Company's net loss in 2001 increased to $2,262,787 from $1,541,884 in 2000. The impact on cash used due to the net loss for 2001 was primarily offset by non-cash depletion, depreciation and amortization of $1,849,963 and non-cash compensation and services paid by issuance of equity instruments of $92,253. Cash flow from working capital items in 2001 was $232,338 as compared to $66,020 in 2000. This resulted from increases in accounts payable of $191,702, and decreases in inventory of 91,981 and accounts receivable of $3,814, partially offset by a decrease in accrued interest payable of $2,519 and a decrease in accrued liabilities of $52,640. Net cash used in operating activities decreased from $2,587,003 in 1999 to $820,615 in 2000. This was primarily due to the fact that the Company's net loss in 2000 decreased to $1,541,884 from a net loss in 1999 of $2,671,923. The impact on cash used due to the net loss for 2000 was partially offset by non-cash depletion, depreciation and amortization of $371,249 and non-cash compensation and services paid by the issuance of equity instruments of $284,000. Cash flow from working capital items in 2000 was $66,020 as compared to uses of cash flow of $353,387 in 1999. This reflects increases in accounts payable of $364,553 and accrued interest payable of $135,435, partially offset by an increase in accounts receivable of $301,421, and a decrease in other accrued liabilities of $140,955.

            Net cash used in investing activities amounted to $9,408,684 for 2001 as compared to $8,936,863 for 2000. The large increase in net cash used for investing activities during 2001 was primarily attributable to additions to oil and gas properties of $4,821,883 in 2001 as compared to $1,456,996 in 2000. This was offset by a reduction in expenditures used for the construction of Phase II of the pipeline of $4,213,095 due to its completion in 2001 compared to $6,834,196 in 2000 and a reduction of expenditures used for additions to other property and equipment of $285,722 in 2001 as compared to $1,276,783 in 2000.

            Net cash used in investing activities amounted to $8,936,863 for 2000 compared to net cash used in the amount of $1,892,294 for 1999. The large increase in net cash used for investing activities during 2000 was primarily attributable to the construction of Phase II of the pipeline of $6,834,196 in 2000 as compared to $193,633 in 1999, additions to oil and gas properties of $1,456,996 in 2000 as compared to $788,029 in 1999 and additions to other property and equipment of $1,276,783 in 2000 as compared to $256,045 in 1999.

            Net cash provided by financing activities amounted to $8,419,336 in 2001 as compared to $ 10,940,863 in 2000. The primary sources of financing include proceeds from borrowings of $10,442,068 in 2001 as compared to $6,493,563 in 2000, private placements of common stock of $3,900,000 in 2001 as compared to $4,425,713 in 2000, convertible redeemable preferred stock of $1,591,150 in 2001 as compared to $2,000,000 in 2000 and proceeds from exercise of options of $2,341,000 in 2001 as compared to $180,013 in 2000. The primary use of cash in financing activities was the repayment of borrowings of $8,833,325 in 2001 as compared to $1,720,856 in 2000.

            Net cash provided by financing activities amounted to $10,940,863 for 2000 as compared to $3,896,693 for 1999. The primary sources of financing include proceeds from borrowings of $6,493,563 in 2000 as compared to $2,119,023 in 1999, private placements of common stock of $4,425,700 in 2000 as compared to $2,771,722 in 1999 and convertible redeemable preferred stock of $2,000,000 in 2000 as compared to $1,188,900 in 1999. The primary use of cash in financing activities was the repayment of borrowings of $1,720,856 in 2000 as compared to $2,383,605 in 1999.


CRITICAL ACCOUNTING POLICIES

            The Company's accounting policies are described in the Notes to Consolidated Financial Statements in Item 8 of this Report. The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the Company's financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.


      CONTINGENCIES

            The Company accounts for contingencies in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of the Company's financial statements indicate that it is probable an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires management of the Company to use its judgment. While management of the Company believes that the Company's accrual for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, the Company's results of operations may be over or understated. The primary area in which the Company has to estimate contingent liabilities is with respect to legal actions brought against the Company. See. Item 3 - Legal Proceedings."


      FULL COST METHOD OF ACCOUNTING

            The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. The Company capitalized $4,821,883, $1,456,996 and $788,029 of these costs in 2001, 2000 and 1999, respectively.
Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

      OIL AND GAS RESERVES

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

            The Company's proved oil and gas reserves as at December 31, 2001 were estimated by Ryder Scott, L.P., Petroleum Consultants. The Company's discounted present value of its proved oil and gas reserves requires subjective judgments. Estimates of the Company's reserves are in part forecasts based on engineering data, projected future rates of production and timing of future expenditures. The process of estimating oil and gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The passage of time provides more qualitative information regarding estimates of reserves and revisions are made to prior estimates to reflect updated information. Given the volatility of oil and gas prices, it is also reasonably possible that the Company's estimate of discounted net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly as they did in 2001, this will result in a reduction of the valuation of the Company's reserves. This past year, Ryder Scott based on initial production results and the sharp decline of oil and gas prices, significantly reduced the Company's estimated reserves of gas in the Swan Creek Field from its reserve report for the year ended December 31, 2000. See, "Item 2
- Description of Property - Reserve Analysis".


NEW ACCOUNTING PRONOUNCEMENTS

            The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," effective January 1, 2000. SFAS No. 133 ( as amended, by SFAS No. 137 and No. 138) requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS no. 133, as amended, did not have a material impact on the Company's consolidated financial statements for the year ending December 31, 2001.

            In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and to adopt SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards is not expected to have an effect on the Company's financial position or results of operations.

            In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

            SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. There will be no current impact of adoption on its financial position or results of operations.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS


COMMODITY RISK

            The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $14.00 per barrel to a high of $27.73 per barrel during 2001. Gas price realizations ranged from a monthly low of $1.68 per Mcf to a monthly high of $9.80 per Mcf during the same period.

            The Company entered into hedge agreements on December 28, 2001 on notional volumes of oil and natural gas production for the first seven months of 2002 in order to manage some exposure to oil and gas price fluctuations. Realized gains or losses from the Company's price risk management activities will be recognized in oil and gas production revenues when earned since the Company's positions are not considered hedges for financial reporting purposes. Notional volumes associated with the Company's derivative contracts are 27,000 barrels and 630,000 MMBtu's for oil and natural gas, respectively. As these activities are not effective until fiscal 2002, no gains or losses were recognized for the year ended December 31, 2001. The Company does not generally hold or issue derivative instruments for trading purposes.

            At December 31, 2001, the Company's open natural gas and crude oil price swap positions are not considered to have a material fair value. Assuming natural gas production and sales volumes remain consistent at December 2001 levels during the entire year of fiscal 2002, management believes that a 10 percent decrease in unhedged natural gas prices would reduce the Company's natural gas revenues by approximately $41,610 on an annual basis. Assuming crude oil production and sales volumes remain consistent at December 2001 levels during the entire year of fiscal 2002, management believes that a 10 percent decrease in unhedged crude oil prices would reduce the Company's crude oil revenues by approximately $208,840 on an annual basis.

INTEREST RATE RISK

            At December 31, 2001, the Company had debt outstanding of approximately $10.3 million. The interest rate on the revolving credit facility of $9.1 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $1.2 million has fixed interest rates ranging from 7.5% to 11.95%. As a result, the Company's annual interest costs in 2002 would fluctuate based on short-term interest rates on approximately 88% of its total debt outstanding at December 31, 2001. The impact on interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately .5 basis points) would be approximately $45,500, assuming borrowed amounts under the credit facility remain at $9.1 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2001.


FORWARD-LOOKING STATEMENTS AND RISK

            Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

            There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can also affect these risks. Additionally, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company's financial position, results of operations and cash flows.


ITEM 8      FINANCIAL STATEMENTS

            The financial statements and supplementary data commence on page
F-1.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


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

                                                                 Date of Initial
                                     Positions                   Election or
Name                                 Held                        Designation
-------------------                  --------                    -------

Joseph E. Armstrong                  Director                    3/13/97
4708 Hilldale Drive
Knoxville, TN 37914

Benton L. Becker                     Director                    8/31/99
1497 Lacosta Drive East
Pembrook Pines, FL 33027

Bill L. Harbert                      Director                    4/2/02
820 Shaders Creek Pkway
Birmingham, AL 35209

Robert D. Hatcher, Jr                Director                    8/8/00
107 Golden Gate Lane
Oak Ridge, TN 37830

Malcolm E. Ratliff                   Chairman of the             4/21/98
2100 Scott Lane                      Board; Chief Executive
Knoxville, TN 37922                  Officer

Charles Stivers                      Director                    9/28/01
420 Richmond Road
Manchester, KY 40962

Harold G. Morris, Jr                 President                   10/19/99
153 Chuniloti Way
Loudon, TN 37774

Mark A. Ruth                         Chief Financial             12/14/98
9400 Hickory Knoll Lane              Officer
Knoxville, TN 37922

Robert M. Carter                     President Tengasco          6/1/98
760 Prince George Parish Drive       Pipeline Corporation
Knoxville, TN 37931

Cary V. Sorensen                     General Counsel;            07/9/99
509 Bretton Woods Dr.                Secretary
Knoxville, TN 37919

Sheila Sloan                         Treasurer                   12/4/96
121 Oostanali Way
Loudon, TN 37774

Jeffrey R. Bailey                    Chief Geological            3/1/02
2306 West Gallaher Ferry             Engineer
Knoxville, TN 37932


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            In fiscal 2001, Joseph Armstrong and Benton L. Becker, who are Directors of the Company, each failed to timely file one Form 4 Report each involving one transaction. Sanford E. McCormick who was a Director of the Company until March 15, 2001 also failed to timely file one Form 4 Report involving one transaction in 2001. In addition, Mr. Becker, as well as Robert D. Hatcher, Jr., also a Director of the Company, each timely filed a Form 5 Report for December 2001 which each reported one transaction that should have been reported on an earlier Form 4 Report. Harold G. Morris, Jr., President of the Company filed a Form 4 Report in 2001 that inadvertently was not filed in 1999 reporting one transaction. Malcolm E. Ratliff, the Company's Chief Executive Officer and a Director of the Company, recently filed a timely Form 5 Report for December 2001 which indicated that he failed to timely file eight Form 4 Reports for 2001 involving 46 transactions. Mr. Ratliff also recently filed a Form 5 Report for December 2000 which should have been filed in 2001 indicating he had failed to timely file five Form 4 Reports that were to be filed in 2000 involving 26 transactions. These deficiencies have all been cured.


BUSINESS EXPERIENCE

      DIRECTORS

            Joseph Earl Armstrong is 45 years old and a resident of Knoxville, Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co.

            Benton L. Becker is 64 years old. In 1960 he received a B.A. degree from the University of Maryland. In 1966 he graduated from the American University Law School in Washington, D.C. He is currently engaged in the private practice of law in Coral Gables, Florida and Washington D.C., while regularly serving as a Distinguished Lecturer on constitutional law at the University of Miami in Coral Gables, Florida. His past positions include serving as a trial attorney for the U. S. Department of Justice, the Dade County, Florida State's Attorney Office and a Professor of Law at the University of Miami School of Law. During his career Mr. Becker has represented the U.S. House of Representatives, the Republican National Committee and President Gerald R. Ford. In 1976 Mr. Becker represented Commonwealth Oil and Refining Company of Puerto Rico in a Federal trial and Appellate action against Texaco, Exxon and Mobil and obtained a multi-million dollar judgment for Commonwealth Oil. In 1980 he served as Board Chairman for Appalachian Oil and Gas. From June 5, 1995 to January 30, 1997 he served as Chairman of the Company's Board of Directors.

            Bill L. Harbert is 78 years old. He earned a B.S. degree in civil engineering from Auburn University in 1948. In 1949 he was one of the founders of Harbert Construction Company. He managed that company's construction operations, both domestic and foreign, and served as its Executive Vice-President until 1979. From 1979 until July, 1990 he served as President and Chief Operating Officer and from July 1990 through December 1991 he served as Vice Chairman of the Board of Harbert International, Inc. He then purchased a majority of the international operations of Harbert International, Inc. and formed Bill Harbert International Construction, Inc. He served as Chairman and Chief Executive Officer of that corporation until retiring from the company in 2000. Mr. Harbert's companies built pipeline projects in the United States and throughout the world. They also built many other projects including bridges, commercial buildings, waste water treatment plants, airports, including an air base in Negev, Israel and embassies for the United States government in, among other places, Tel Aviv, Hong Kong, and Baku. Mr. Harbert has also served as president (1979) and Director (1980) of the Pipe Line Contractors Association, USA and for seven years as Director, Second Vice-President and First Vice-President (2001-2002) of the International Pipe Line Contractors Association. Mr. Harbert has been active in service to a variety of business associations, charities and the arts in the Birmingham area for many years.

            Robert D. Hatcher, Jr. is 61 years old. He earned B.A. and M.S. degrees from Vanderbilt University in 1961 and 1962, with majors in geology and chemistry and a minor in mathematics. He earned a Ph.D. degree in 1965 from the University of Tennessee (Knoxville), in structural geology with a minor in chemistry. Thereafter, he worked with Humble Oil and Refining Company (now Exxon
USA) for one year. In 1966 he accepted a faculty position at Clemson University where he taught and conducted research in the Appalachians until 1978. In 1978 Dr. Hatcher moved to Florida State University where he stayed until 1980. He then taught at the University of South Carolina until 1986. In 1986, Dr. Hatcher accepted a chair as a University of Tennessee/Oak Ridge National Laboratory Distinguished Scientist, which position he currently maintains. He has served on the Council (Board of Directors) of the Geological Society of America (a not-for-profit corporation) from 1981-1983 and again from 1992-1994 when he served on the Executive Committee and as President (1993). He is currently serving on the Board of Trustees of the Geological Society of America Foundation. He served on the Executive Committee of the American Geological Institute (a not-for-profit corporation) from 1995-1997 and as President in 1996. He has also served on the National Academy of Sciences Board on Radioactive Waste Management and on several National Research Council, as well as on Federal Advisory Committees for the Nuclear Regulatory Commission and the Department of the Interior. He served as Science Advisor to South Carolina Governor Richard Riley for Off-Site Disposal of Radioactive Waste from 1984 through 1986. He was honored in 1997 by the I.C. White Award and in 1998 by being made an honorary citizen of West Virginia, both recognizing his long-term contributions to Appalachian geology. He is a Fellow in the American Association for the Advancement of Science. Dr. Hatcher is the author of over 150 journal articles and several texts and monographs, including a structural geology textbook which has been used in some 85 colleges and universities. He has also served as an Editor of the Geological Society of America Bulletin.

            Malcolm E. Ratliff is 54 years old. He attended the University of Mississippi and since 1971 has been involved in the oil and gas business with 30 years of hand-on experience in drilling and development of oil and gas wells, seismic studies and laying pipe onshore and offshore. Mr. Ratliff holds numerous oil and gas investments in companies throughout the United States. In April, 1995 he was instrumental in the founding of the Company and served as a consultant to the Company's Board of Directors. In March, 1997 he became the Chief Executive Officer of the Company and also acted as interim President of the Company until he resigned in March, 1998 for health reasons. On April 21, 1998 at the request of the Company's Board of Directors, Mr. Ratliff agreed to return to the management of the Company as its Chief Executive Officer. He has served as Chairman of the Company's Board of Directors since June 19, 1998.

            Charles M. Stivers is 39 years old. He is a Certified Public Accountant with 18 years accounting experience. In 1984 he received a B.S. degree in accounting from Eastern Kentucky University. From 1983 through July 1986 he served as Treasurer and CEO for Clay Resource Company. From August 1986 through August 1989 he served as a senior tax and audit specialist for Gallaher and Company. From September 1989 to date he has owned and operated Charles M. Stivers, C.P.A., a regional accounting firm. The Firm specializes in the oil and gas industry and has clients in eight states. The oil and gas work performed by the Firm includes all forms of SEC audit work, SEC quarterly financial statement filings, oil and gas consulting work and income tax services. The Firm has also represented oil and gas companies with respect to Federal and State income tax disputes in 15 states over the past 12 years. In September 2001, he was elected as a director of the Company and is the chairman of the Company's audit committee.

      OFFICERS

            Harold G. Morris, Jr. is 53 years old. In 1970 he received a B.S. Degree in accounting from St. Peter's College in Jersey City, New Jersey. He is a member of the National Association of Certified Fraud Examiners. From 1970 to 1975 he worked in New York, New York for Main LaFrentz & Co., Certified Public Accountants where he was a senior auditor for the firm's largest client, CPC International, Inc. He was in charge of International Worldwide Consolidation, along with the translation of multi-national currencies (Asian, European and Canadian) into dollars. His experience includes audits of many industries including the audit of Wall Street brokerage firms. From 1975 to 1980 he worked for Foster Wheeler Corporate headquarters in Livingston, New Jersey as Chief Internal Auditor where he assisted in all corporate mergers and acquisitions. During this time he was promoted to CEO and CFO of Copeland Systems, Inc. and then Treasurer/Controller of Chemical Separations Corp. in Oak Ridge Tennessee, both of which were wholly owned subsidiaries of Foster Wheeler. From 1980 to 1983, Mr. Morris was Group Controller of Macawber Engineering's U.S., Japan, England and Australian operations. From 1985 to 1999 he was Controller/Ass't. Secretary for W. J. Savage Co., Inc. in Knoxville, Tennessee. He joined the Company as Vice-President of Finance on October 19, 1999. On August 8, 2000 he was elected as Executive Vice-President of the Company and on August 1, 2001 he was elected as President of the Company.

            Mark A. Ruth is 43 years old. He is a certified public accountant with 21 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company. From December 14, 1998 to August 31, 1999 he served as the Company's Chief Financial Officer. On August 31, 1999 he was elected as a Vice-President of the Company and on November 8, 1999 he was again appointed as the Company's Chief Financial Officer.

            Robert M. Carter is 65 years old. He attended Tennessee Wesleyan College and Middle Tennessee State College between 1954 and 1957. For 35 years he was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing, financing, and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company. He served as President of the Company until he resigned from that position on October 19,1999. On August 8, 2000 he again was elected as President of the Company and served in that capacity until July 31, 2001. He has served as President of Tengasco Pipeline Corporation, a wholly owned subsidiary of the Company, from June 1, 1998 to the present.

            Cary V. Sorensen is 53 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees form North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July, 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, most recently serving for seven years as senior counsel with the litigation department of Enron Corp. before entering private practice in June, 1996. He has represented virtually all of the major oil companies headquartered in Houston and all of the operating subsidiaries of Enron Corp., as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in five states. These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal levels, and general operation and regulation of interstate and intrastate gas pipelines. He has served as Legal Counsel of the Company since July 9, 1999 and as Secretary of the Company since March 4, 2002.

            Sheila F. Sloan is 46 years old. She graduated from South Lake High School located in St. Clair Shores, Michigan in 1972. From 1981 to 1985 she worked as a purchasing agent for Sequoyah Land Company located in Madisonville, Tennessee. From 1990 to 1995 she managed the Form U-3 Weight Loss Centers in Knoxville, Tennessee. She has been with the Company since January 1996. On December 4, 1996 she was elected as the Company's Treasurer.

            Jeffrey R. Bailey is 44 years old. He graduated in 1980 from New Mexico Institute of Mining and Technology with a B.S. degree in Geological Engineering. Upon graduation he joined Gearhart Industries as a field engineer working in Texas, New Mexico, Kansas, Oklahoma and Arkansas. Gearhart Industries later merged with Halliburton Company. In 1993 after 13 years working in various field operations and management roles primarily focused on reservoir evaluation, log analysis and log data acquisition he assumed a global role with Halliburton as a Petrophysics instructor in Fort Worth Texas. His duties were to teach Halliburton personnel and customers around the world log analysis, competition technology and to review anayltical reservoir problems. In this role Mr. Bailey had the opportunity to review reservoirs in Europe, Latin America, Asia Pacific and the Middle East developing a special expertise in carbonate reservoirs. In 1997 he became technical manager for Halliburton in Mexico focusing on finding engineering solutions to the production challenges of large carbonate reservoirs in Mexico. He joined the Company as its Chief Geological Engineer on March 1, 2002.


COMMITTEES

            The Company's Board has operating stock option, audit, compensation and frontier exploration committees. In fiscal 2001 Messrs. Stivers, Becker and Gray comprised the stock option committee. Messrs. Stivers, Hatcher and Gray comprised the audit committee, Messrs. Armstrong, Becker and Gray were the members of the compensation committee and Messrs. McCormick, Hatcher and Armstrong comprised the frontier exploration committee. The Board also formed a field safety committee consisting of members of the Board and Officers of the Company. That committee in 2001 consisted of Messrs. Ratliff, Armstrong, Carter, Sorensen and Jeffrey Brockman, the field supervisor for the Company's drilling operations.

FAMILY RELATIONSHIPS

            There are no family relationships between any of the present directors or executive officers of the Company.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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


ITEM  11 EXECUTIVE COMPENSATION

            The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

                           SUMMARY COMPENSATION TABLE

                                                                               -----------LONG TERM AWARDS-----
                           ANNUAL COMPENSATION                                 -----------AWARDS----PAYOUTS
====================================================================================================================================
Name and                  YEAR       SALARY ($)   BONUS ($)   OTHER ANNUAL     RESTRICTED   SECURITIES        PAYOUTS   ALL OTHER
Principal Position                                            COMPENSATION($)  STOCK        UNDERLYING                  COMPEN-
                                                                               AWARDS($)    OPTIONS /SARS(#)            SATION
------------------------------------------------------------------------------------------------------------------------------------
Malcolm E. Ratliff,       2001       $ 80,000     $-0-        $1,000           -0-          52,500(6)         -0-       -0-
Chief Executive Officer   2000       $ 70,000     $-0-        $  500           -0-          52,500            -0-       -0-
                          1999       $ 60,000     $-0-        $  500           -0-          52,500            -0-       -0-

====================================================================================================================================

----------
(1) Number of shares underlying options has been retroactively adjusted for a 5% stock dividend declared by the Company as of September 4, 2001. 1 Number of shares underlying the unexercised options has been retroactively adjusted for a 5% stock dividend declared by the Company as of September 4, 2001.

OPTION GRANTS FOR FISCAL 2001

            No options were granted during fiscal year ended December 31, 2001 to the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity during the fiscal year ended December 31, 2001.


AGGREGATE OPTION EXERCISES FOR FISCAL 2001
AND YEAR END OPTION VALUES

                                                         ========================= =========================
                                                         NUMBER OF SECURITIES(7)     VALUE(8) OF UNEXERCISED
                                                         UNDERLYING  UNEXERCISED     IN-THE-MONEY
                                                         OPTIONS / SARS       AT     OPTIONS/SARS AT
                                                         DECEMBER 31, 2001           DECEMBER 31, 2001
======================== ================== ============
         NAME             SHARES ACQUIRED   VALUE ($)      EXERCISABLE/                    EXERCISABLE/
                            ON EXERCISE     REALIZED(9)    UNEXERCISABLE                  UNEXERCISABLE
------------------------ ------------------ ------------ ------------------------- -------------------------
Malcolm E. Ratliff              -0-             -0-             52,500/-0-                $-0-/-0-
======================== ================== ============ ========================= =========================


            No options were exercised during fiscal year ended December 31, 2001 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

            The Company adopted an employee health insurance plan in August 2001. The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management intends to adopt a 401(k) plan and full liability insurance for directors and executive officers in the near future.

----------
(7) Number of shares underlying the unexercised options has been retroactively adjusted for a 5% stock dividend declared by the Company as of September 4, 2001.

(8) Unexercised options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option. The fair market value of the Common Stock was $8.28 per share on December 31, 2001, as reported by The American Stock Exchange. The exercise price of the unexercised option granted to Malcolm E. Ratliff, the Chief Executive Officer of the Company, is $8.69 per share. As a result, the unexercised options have a negative value.

(9) Value realized in dollars is based upon the difference between the fair market value of the underlying securities on the date of exercise, and the exercise price of the option.

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


EMPLOYMENT CONTRACTS

            The Company has entered into an employment contract with its Chief Geological Engineer, Jeffrey R. Bailey for a period of one year through February 28, 2003 at an annual salary of $84,000. There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.


COMPENSATION COMMITTEE INTERLOCKING
AND INSIDER PARTICIPATION

      There are no interlocking relationship between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 1, 2002 with these computations being based upon 10,656,401 shares of common stock being outstanding as of that date and assumes the exercise of 383,250 shares vested under options granted by the Company as of March 1, 2002.

                          FIVE PERCENT STOCKHOLDERS(10)

                                                 NUMBER OF SHARES     PERCENT
NAME AND ADDRESS                  TITLE          BENEFICIALLY OWNED   OF CLASS
----------------                  -----          ------------------   --------
Industrial Resources              Stockholder        2,823,987(11)     26.4%
Corporation
603 Main Ave
Knoxville, TN 37902

Spoonbill, Inc.                   Stockholder          878,198          8.24%
Tung Wai Commercial Bldg
20th Floor
109-111 Gloucester Rd
Wanchai, Hong Kong

Bill L. Harbert                   Stockholder/       1,077,667         10.11%
820 Shaders Creek Pkwy            Director
Birmingham, AL 35209

----------
(10) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 5% stock dividend declared by the Company for shareholders of record as of September 4, 2001.

(11) Malcolm E. Ratliff, the Chief Executive Officer and Chairman of the Board of Directors of the Company is the sole owner of the outstanding securities and President of Industrial Resources Corporation (" IRC").Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness, to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Malcolm E. Ratliff's wife, Linda Ratliff, is the Secretary of IRC. Accordingly, IRC may be deemed to be an affiliate of the Company. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. Malcolm E. Ratliff has voting control of the shares of the Company owned by Ratliff Farms, Inc. Accordingly, Ratliff Farms, Inc. may also be deemed to be an affiliate of the Company. The shares listed here for IRC include 2,299,744 shares owned directly by IRC, 59,171 shares owned directly and an option to purchase 52,500 shares held by Malcolm E. Ratliff, 381,072 shares owned directly by Ratliff Farms, Inc. and 31,500 shares owned directly by a trust of which Linda Ratliff is trustee and the children of Malcolm E. Ratliff are the beneficiaries. The shares listed here do not include shares of the Company owned directly by James Ratliff.

                           DIRECTORS AND OFFICERS(12)

                                             NUMBER OF SHARES     PERCENT
NAME AND ADDRESS              TITLE          BENEFICIALLY OWNED   OF CLASS
----------------              -----          ------------------   --------
Joseph Earl Armstrong         Director             51,4502         Less than 1%
4708 Hilldale Drive
Knoxville, TN 37914

Benton L. Becker              Director             73,7503         Less than 1%
1497 Lacosta Drive East
Pembrook Pines, FL 33027

Robert D. Hatcher, Jr         Director              52,605(15)     Less than 1%
107 Golden Gate Lane
Oak Ridge, TN 37830

Bill L. Harbert               Director           1,077,667         10.11%
820 Shaders Creek Pkwy
Birmingham, AL 35209

Malcolm E. Ratliff            Chief Executive    2,823,987(16)      26.4%
2100 Scott Lane               Officer; Chairman
Knoxville, TN 37922           of the Board

----------
(12) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 5% stock dividend declared by the Company for shareholders of record as of September 4, 2001.

(13) Consists of 9,450 shares held directly and an option to purchase 42,000 shares.

(14) Consists of 21,250 shares owned directly and an option to purchase 52,500 shares.

(15) Consists of 105 shares owned directly and an option to purchase 52,500 shares.

(16) Malcolm E. Ratliff, the Company's Chief Executive Officer and Chairman of the Board of Directors, is also the sole shareholder and President of Industrial Resources Corporation ("IRC"). Ownership of the IRC shares was previously transferred from Malcolm E. Ratliff, due to his illness to his father, James Ratliff. In December 1999 ownership of the IRC shares was transferred back to Malcolm E. Ratliff from his father. Linda Ratliff, Malcolm E. Ratliff's wife, is the Secretary of IRC.James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and president of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms, Inc. Malcolm E. Ratliff has voting control over the shares of the Company owned by Ratliff Farms, Inc. The shares listed here include 2,299,744 shares owned directly by IRC, 59,171 shares owned directly and an option to purchase 52,500 shares held by Malcolm E. Ratliff, 381,072 owned directly by Ratliff Farms, Inc. and 31,500 shares owned directly by a trust of which Linda Ratliff is trustee and the beneficiaries are the children of Malcolm E. Ratliff (the "Ratliff Trust"). The shares listed here do not include shares of the Company owned directly by James Ratliff.

Charles M. Stivers          Director                   -0-          -0-
420 Richmond Road
Manchester, KY 40962

Harold G. Morris, Jr        President               61,817(17)      Less than 1%
153 Chuniloti Way
Loudon, TN 37774

Robert M. Carter            President               54,946(18)      Less than 1%
760 Prince Georges Parish   Tengasco Pipeline
Knoxville, TN 37922         Corporation

Mark A. Ruth                Chief Financial         36,750(19)      Less than 1%
9400 Hickory Knoll Lane     Officer
Knoxville, TN 37931

Cary V. Sorensen            General Counsel;        31,500(20)      Less than 1%
509 Bretton Woods Dr.       Secretary
Knoxville, TN 37919

Sheila F. Sloan             Treasurer               17,850(21)      Less than 1%
121 Oostanali Way
Loudon, TN 37774

Jeffrey R. Bailey           Chief Geological           -0-          -0-
2306 West Gallaher Ferry    Engineer
Knoxville, TN 37932

All Officers and                                 4,282,322(22)      38.8%
Directors as a group

----------
(17) Consists of 5,775 shares held directly, 3,542 shares owned by his wife and an option to purchase 52,500 shares.

(18) Consists of 7,696 shares held directly and an option to purchase 47,250 shares.

(19)  Consists of shares underlying an option.

(20)  Consists of shares underlying an option.

(21) Consists of 2,100 shares held directly and an option to purchase 15,750 shares.

(22) Consists of shares held directly and indirectly by management, shares held by IRC, shares held by Ratliff Farms, Inc., shares held by the Ratliff Trust and 383,250 shares underlying options.

CHANGES IN CONTROL

            Except as indicated below, to the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


            On January 24, 2001, the Stock Option Committee granted an additional option pursuant to the Tengasco, Inc. Stock Incentive Plan to Shigemi Morita, who at the time was a Director of the Company (he subsequently resigned from that position on February 1, 2002 for personal reasons) to purchase 20,000 shares of the Company's common stock for a period of three years at a price of $14.44 per share.

            On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One extended to the Company a revolving credit line of up to $35 million. The initial borrowing base under the facility was $10 million. The balance of the borrowing base is to be adjusted upon periodic review by Bank One based upon the Company's oil and gas reserves. The interest rate is the Bank One base rate plus one-quarter percent. On November 9, 2001, funds from the initial borrowing base of $10 million were used by the Company to, among other things, repay the internal financing provided by Directors and shareholders of the Company to complete Phase II of the Company's pipeline in the aggregate amount of $3.85 million of which the sum of $500,000 was loaned by Morita Properties, Inc., an affiliate of Shigemi Morita, who at the time was a Director of the Company, $1,000,000 was loaned by Edward W.T. Gray III, a Director of the Company and $250,000 was loaned by Malcolm E. Ratliff, Chairman of the Board of Directors and Chief Executive Officer of the Company; prepay a purchase money note due to Malcolm E. Ratliff issued in connection with the Company's purchase of a drilling rig and related equipment from Mr. Ratliff in the amount of $1,003,844.44; and, prepay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T.Gray III, a Director of the Company, in the amount of $304,444.44. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the Credit Facility. See, "Item 7 - Liquidity and Financial Condition."

            In January 2001, Ratliff Farms, Inc. transferred 164,000 of its shares in the Company to James Ratliff, its sole shareholder and President and who is the father of Malcolm E. Ratliff. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms, Inc. and has voting control over the shares of the Company owned by Ratliff Farms, Inc. He does not have voting control over the shares of the Company owned by James Ratliff, nor are these shares included in determining the number of shares controlled by Malcolm E. Ratliff and/or Industrial Resources Corp. See, "Item 12 - Security Ownership of Certain Beneficial Owners and Management."


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

ITEM 14  EXHIBITS AND REPORTS

1.    Financial Statements:
         Consolidated Balance Sheets
         Consolidated Statements of Loss
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows

2.    Exhibits.

(a) - The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein from:

(i) Registration Statement on Form 10-SB filed with the Commission August 7, 1997 (Registration No. 0-29386)

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

(ii) Amendment No. 1 to the Registration Statement on Form 10-SB filed with the Commission December 11, 1997 (Registration No. 0-29386)

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

     10.18(b) Throughput Agreement between Tengasco Pipeline Corporation and Charles F. Smithers dated August 16, 2000.

     10.19 Loan Agreement between Tengasco Pipeline Corporation and Nick Nishiwaki dated August 16, 2000.

     10.19(a) Promissory note made by Tengasco Pipeline Corporation to Nick Nishiwaki dated August 16, 2000.

     10.19(b) Throughput Agreement between Tengasco Pipeline Corporation and Nick Nishiwaki dated August 16, 2000.



(x) S-8 Registration Statement for shares to be purchased pursuant to options granted pursuant to the Tengasco, Inc. Stock Incentive Plan dated October 25, 2000:

Exhibit Number and Description

     4.1          Tengasco, Inc. Incentive Stock Plan

     5.1          Opinion of Robson Ferber Frost Chan & Essner, LLP

     23.1         Consent of BDO Seidman, LLP

     23.2 Consent of Robson Ferber Frost Chan & Essner, LLP contained in Exhibit No. 5.1


(xi)  Annual Report on Form 10-KSB, Date of Report, April 10, 2001

Exhibit Number and Description

     10.19 Memorandum Agreement between Tengasco, Inc. and The University of Tennessee dated February 13, 2001

     10.20 Natural Gas Sales Agreement between Tengasco, Inc. and BAE SYSTEMS Ordnance Systems Inc. dated March 30, 2001

     99.14        Ryder Scott Report

     99.14(a)     Consent of Ryder Scott Company

(xii) Quarterly Report on Form 10-Q, Date of Report, April 10, 2001

Exhibit Number and Description

     10.21 Reducing Revolving Line of Credit Up to $35,000,000 from Bank One, N.A. to Tengasco, Inc., Tennessee Land & Mineral Corporation and Tengasco Pipeline Corporation dated November 8, 2001

The following exhibits are filed herewith:

     99.15        Ryder Scott Report dated March 28, 2002

     99.15(a)     Consent of Ryder Scott Company

     21           List of Subsidiaries



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2002

                                      TENGASCO, INC.
                                      (Registrant)

                                      By: s/ MALCOLM E. RATLIFF
                                          ---------------------
                                      Malcolm E. Ratliff,
                                      Chief Executive Officer



                                      By: s/ MARK A. RUTH
                                          ---------------
                                      Mark A. Ruth,
                                      Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                              Title                          Date

s/ MALCOLM E.  RATLIFF         Chief Executive Officer;           April 19, 2002
------------------------       Chairman of the Board
Malcolm E. Ratliff             of Directors



s/ JOSEPH EARL ARMSTRONG       Director                           April 18, 2002
------------------------
Joseph Earl Armstrong


s/ BENTON L. BECKER            Director                           April 19, 2002
------------------------
Benton L. Becker


s/ BILL L. HARBERT             Director                           April 19, 2002
------------------------
Bill L. Harbert


s/ ROBERT D. HATCHER, JR.      Director                           April 18, 2002
------------------------
Robert D. Hatcher, Jr.


s/ CHARLES M. STIVERS          Director                           April 19, 2002
------------------------
Charles M. Stivers


s/ HAROLD G. MORRIS, JR.       President                          April 19, 2002
------------------------
Harold G. Morris, Jr.


s/ MARK A. RUTH                Principal Financial                April 19, 2002
------------------------       and Accounting Officer
Mark A. Ruth

                                TENGASCO, INC.
                              AND SUBSIDIARIES






                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                TENGASCO, INC.
                              AND SUBSIDIARIES




--------------------------------------------------------------------------------


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                                        CONTENTS



--------------------------------------------------------------------------------



          INDEPENDENT AUDITORS' REPORT                                       F-3


          CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance sheets                                  F-4-5

              Consolidated Statements of loss                                F-6

              Consolidated Statements of stockholders' equity              F-7-8

              Consolidated Statements of cash flows                       F-9-10

              Notes to consolidated financial statements                 F-11-37

Independent Auditors' Report



Board of Directors
  Tengasco, Inc. and Subsidiaries
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $24,115,382. Additionally, on April 5, 2002, the Company's lender reduced its borrowing base under its revolving line of credit agreement by $6,000,000, which amount has become immediately due and payable resulting in a significant working capital deficiency. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Atlanta, Georgia
March 12, 2002, except for Note 2,
which is as of April 12, 2002

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



--------------------------------------------------------------------------------





DECEMBER 31,                                                          2001            2000
----------------------------------------------------------------------------------------------

ASSETS (Note 7)

CURRENT
   Cash and cash equivalents                                    $   393,451        $1,603,975
   Investments                                                      150,000                --
   Accounts receivable                                              661,475           684,132
   Participant receivables                                           84,097            65,254
   Inventory                                                        159,364           251,345
----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              1,448,387         2,604,706

OIL AND GAS PROPERTIES, net (on the basis
   of full cost accounting) (Notes 4, 7 and 15)                  13,269,930         9,790,047

COMPLETED PIPELINE FACILITIES, net (Notes 5 and 7)               15,039,762         4,200,000

PIPELINE FACILITIES UNDER CONSTRUCTION, at cost (Note 5)                 --         6,847,038

OTHER PROPERTY AND EQUIPMENT, net (Notes 6 and 7)                 1,680,104         1,677,432

RESTRICTED CASH (Notes 1 and 8)                                     120,872                --

LOAN FEES, net of accumulated amortization of $21,590               496,577                --

OTHER                                                                72,613           105,501
----------------------------------------------------------------------------------------------












                                                                $32,128,245        $25,224,724
----------------------------------------------------------------------------------------------
                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



--------------------------------------------------------------------------------

DECEMBER 31,                                                         2001              2000
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current maturities of long-term debt - related party
     (Notes 3 and 7)                                            $        --        $  500,000
   Current maturities of long-term debt (Note 7)                  6,399,831         1,608,486
   Accounts payable - trade                                       1,208,164         1,016,462
   Accrued interest payable                                          54,138            56,657
   Accrued dividends payable                                        112,458            78,778
   Other accrued liabilities                                             --            52,640
----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         7,774,591         3,313,023
----------------------------------------------------------------------------------------------

LONG-TERM DEBT - RELATED PARTIES, less current
   maturities (Notes 3 and 7)                                            --         4,845,000

LONG TERM DEBT, less current maturities (Note 7)                  3,902,757         2,263,599
----------------------------------------------------------------------------------------------

Total long-term debt                                              3,902,757         7,108,599
----------------------------------------------------------------------------------------------

Total liabilities                                                11,677,348        10,421,622
----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

PREFERRED STOCK, $.0001 par value; authorized
  25,000,000 shares (Note 9):

  Series A 8% cumulative, convertible,
    mandatorily redeemable; 28,679 and 29,389
    shares outstanding; redemption value
    $2,867,900 and $2,938,900                                     2,867,900         2,938,900


  Series B 8% cumulative, convertible,
    mandatorily redeemable; 27,550 and 1,000
    shares outstanding; redemption value
    $2,755,000 and $1,000,000, net of related
    commissions                                                   2,591,150         1,000,000
----------------------------------------------------------------------------------------------

TOTAL PREFERRED STOCK                                             5,459,050         3,938,900
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Notes 10 and 11)


   Common stock, $.001 par value; authorized
     50,000,000 shares; 10,560,605 and 9,295,558
     shares issued, respectively                                     10,561             9,296
   Additional paid-in capital                                    39,242,555        25,941,709
   Accumulated deficit                                          (24,115,382)       (15,086,803)
   Treasury Stock, at cost, 14,500 shares                          (145,887)               --
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       14,991,847        10,864,202
----------------------------------------------------------------------------------------------

                                                                $32,128,245        $25,224,724
===============================================================================================
                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF LOSS



--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                       2001                   2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

REVENUES AND OTHER INCOME
   Oil and gas revenues                                                    $ 6,656,758            $ 5,241,076           $ 3,017,252
   Pipeline transportation revenues                                            296,331                     --                    --
   Interest Income                                                              43,597                 45,905                19,094
------------------------------------------------------------------------------------------------------------------------------------

Total revenues and other income                                              6,996,686              5,286,981             3,036,346
------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Production costs and taxes                                                2,951,746              2,614,414             2,564,932
   Depreciation, depletion and amortization
     (Notes 4 and 5)                                                         1,849,963                371,249               233,807
   General and administrative costs                                          2,957,871              2,602,311             1,961,348
   Interest expense                                                            850,965                415,376               417,497
   Public relations                                                            293,448                106,195                86,061
   Professional fees (Note 11)                                                 355,480                719,320               444,624
------------------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                     9,259,473              6,828,865             5,708,269
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                    (2,262,787)            (1,541,884)           (2,671,923)

Dividends on preferred stock                                                  (391,183)              (257,557)             (119,347)
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                  $(2,653,970)           $(1,799,441)          $(2,791,270)
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
   Basic and diluted                                                       $     (0.26)           $     (0.19)          $     (0.33)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         10,235,253              9,253,622             8,557,395
------------------------------------------------------------------------------------------------------------------------------------
                                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



--------------------------------------------------------------------------------

                                                                                                        UNAMORTIZED
                                       COMMON STOCK         ADDITIONAL                        COMMON          STOCK
                               ---------------------------     PAID-IN        ACCUMULATED       STOCK        OPTION
                                   SHARES         AMOUNT       CAPITAL          DEFICIT      ISSUABLE        AWARDS
------------------------------ -------------- ------------- -------------- ------------- -------------- -------------
BALANCE, January 1, 1999          7,644,212     $7,644     $16,796,038      $(10,496,092)   $ 700,000     $(162,500)

 Net loss                                --         --              --       (2,671,923)           --            --

 Common stock issued on
  conversion of debt                 83,100         83         508,917               --            --            --

 Common stock issued for
 exercised options                   20,000         20           9,980               --            --            --

 Stock option awards and
  amortization, net                      --         --              --               --            --       162,500

 Common stock issued in
  private placements, net
  of related expense                775,802        776       3,471,722               --      (700,000)           --

 Stock issued for services            9,768         10          41,990               --            --            --

 Dividends on convertible
  redeemable preferred stock             --         --              --         (119,347)           --            --

 Other                                   --         --         (95,888)              --            --            --
-----------------------------     ---------     ------     -----------      -----------     ---------     ---------

BALANCE, December 31, 1999        8,532,882      8,533      20,732,759      (13,287,362)           --            --

 Net loss                                --         --              --       (1,541,884)           --            --

 Common stock issued on
  conversion of debt                 73,669         74         449,920               --            --            --

  Common stock issued for
   exercised options                 20,715         21         179,992               --            --            --

  Common stock issued on
   conversion of preferred stock      8,818          9          49,991               --            --            --

  Stock option awards for
   professional services                 --         --         242,000               --            --            --

  Common stock issued in
   private placements, net of
   related expense                  654,098        654       4,245,054               --            --            --

  Stock issued for services           5,376          5          41,993               --            --            --

  Dividends on convertible
   redeemable preferred stock            --         --              --         (257,557)           --            --
-----------------------------     ---------     ------     -----------      -----------     ---------     ---------


Balance, December 31, 2000        9,295,558     $9,296     $25,941,709      $(15,086,803)   $      --     $      --

         TREASURY STOCK
 ----------------------------
     SHARES         AMOUNT        TOTAL
 -------------- ------------- --------------
          --     $    --     $  6,845,090

                               (2,671,923)


          --          --          509,000


          --          --           10,000


          --          --          162,500
                             ------------


          --          --        2,772,498

          --                       42,000


          --          --         (119,347)

          --          --          (95,888)
  ----------     -------     ------------

          --          --        7,453,930

          --          --       (1,541,884)


          --          --          449,994


          --          --          180,013


          --          --           50,000


          --          --          242,000



          --          --        4,245,708

          --          --           41,998


          --          --         (257,557)
  ----------     -------     ------------


  $       --     $    --     $ 10,864,202

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



--------------------------------------------------------------------------------





                                                                                                         UNAMORITIZED
                                      COMMON STOCK          ADDITIONAL                          COMMON          STOCK
                                  --------------------      PAID-IN          ACCUMULATED         STOCK         OPTION
                                   SHARES       AMOUNT       CAPITAL           DEFICIT        ISSUABLE         AWARDS
=====================================================================================================================

BALANCE,
 December 31, 2000,
  brought forward                 9,295,558     $9,296     $25,941,709      $(15,086,803)        $ --        $   --

 Net loss                                --         --              --       (2,262,787)           --            --

 Common stock issued
  with 5% stock
  dividend
  (Note 10)                         498,016        498       6,374,111       (6,374,609)           --            --

 Common stock issued
 on conversion of debt               93,069         93         523,157               --            --            --

 Common stock issued
  for exercised options             274,932        275       2,340,725               --            --            --

 Common stock issued
  on conversion of
   preferred stock                   12,347         13          70,988               --                          --

 Stock option awards
  for services                       10,000         10          69,990               --            --            --

 Common stock issued
  in private placements,
  of related expense                374,733        374       3,899,624               --            --            --

 Common stock issued
  as a charitable
  donation                            1,950          2          22,251               --            --            --

 Treasury stock
  purchased                              --         --              --               --            --            --

 Dividends on
  convertible
  redeemable
  preferred stock                        --         --              --         (391,183)           --            --
=====================================================================================================================

BALANCE,
  December 31, 2001               10,560,605    $10,561    $39,242,555      $(24,115,382)        $ --        $   --
=====================================================================================================================
                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     TREASURY STOCK
    ------------------
    SHARES      AMOUNT        TOTAL
=======================================





       --     $    --     $ 10,864,202

       --          --       (2,262,787)




       --          --               --


       --          --          523,250


       --          --        2,341,000



       --          --           71,001


       --          --           70,000



       --          --        3,899,998



       --          --           22,253


   14,500     (145,887)       (145,887)




       --          --         (391,183)
---------     -------     ------------


   14,500     $(145,887)  $ 14,991,847
=======================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                              2001             2000            1999
-----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                                       $(2,262,787)     $(1,541,884)     $(2,671,923)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation, depletion and amortization                     1,849,963          371,249          233,807
       Compensation and services paid in stock options, stock
         warrants, and common stock                                    92,253          284,000          204,500
       Gain on sale of equipment                                     (132,943)              --               --
       Changes in assets and liabilities:
         Accounts receivable                                            3,814         (301,421)        (386,933)
         Inventory                                                     91,981            8,408         (159,455)
         Accounts payable - trade                                     191,702          364,553          300,342
         Accrued interest payable                                      (2,519)         135,435               --
         Accrued liabilities                                          (52,640)        (140,955)        (107,341)
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                (221,176)        (820,615)      (2,587,003)
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Additions to other property and equipment                         (285,722)      (1,276,783)        (256,045)
   Net additions to oil and gas properties                         (4,821,883)      (1,456,996)        (788,029)
   Additions to pipeline facilities                                (4,213,095)      (6,834,196)        (193,633)
   Decrease (increase) in restricted cash                            (120,872)         625,000         (625,000)
   Other                                                               32,888            6,112          (29,587)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              (9,408,684)      (8,936,863)      (1,892,294)
=================================================================================================================

YEARS ENDED DECEMBER 31,                                              2001             2000            1999
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from exercise of options                                2,341,000          180,013           10,000
   Proceeds from borrowings                                        10,442,068        6,493,563        2,119,023
   Repayments of borrowings                                        (8,833,325)      (1,720,856)      (2,383,605)
   Net proceeds from issuance of common stock                       3,900,000        4,245,700        2,771,722
   Proceeds from private placements of convertible
     redeemable preferred stock, net                                1,591,150        2,000,000        1,188,900
   Collection of due from stockholder                                      --               --          400,000
   Dividends on convertible redeemable preferred stock               (357,503)        (257,557)        (119,347)
   Purchase of treasury stock                                        (145,887)              --               --
   Payment of loan fees                                              (518,167)              --               --
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                           8,419,336       10,940,863        3,986,693
-----------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,210,524)       1,183,385         (492,604)

CASH AND CASH EQUIVALENTS, beginning of year                        1,603,975          420,590          913,194
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                            $   393,451      $ 1,603,975      $   420,590
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

     During 2001, the Company issued a 5%                                                    $                $
       stock dividend of 498,016 shares                           $ 6,374,609               --               --

     During 2001 and 2000, the Company converted                                                              $
       preferred stock to common stock                            $    71,000      $    50,000               --
     During 2001, 2000 and 1999, respectively,
       the Company issued common stock on
       conversion of debt                                         $   523,250      $   450,000      $   509,000
     During 2001, 2000 and 1999, respectively, the
       Company issued common stock and stock options
       for services received and charitable contributions
       made                                                       $    92,253      $   284,000      $    42,000

     During 2001, the Company sold equipment                                                 $                $
       for equity investments                                     $   150,000               --               --
=================================================================================================================
                                                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                              During 1996, the Company formed Tengasco Pipeline Corporation ("TPC"), a wholly-owned subsidiary, to manage the construction and operation of a 65-mile gas pipeline as well as other pipelines planned for the future. During 2001, TPC began transmission of natural gas through its pipeline to customers of Tengasco.

                              BASIS OF PRESENTATION

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

                              RESTRICTED CASH

                              At December 31, 2001 the Company had cash in escrow related to an ongoing pricing dispute with King Pipeline Corporation. The Company is disputing certain amounts billed by King Pipeline Corporation to the Company for construction of the pipeline. This cash will be restricted until a judgment has been reached in this case.

                              INVESTMENT SECURITIES

                              Investment securities available for sale are reported at fair value, with unrealized gains and losses, when material, reported as a separate component of stockholders' equity, net of the related tax effect.

                              INVENTORY

                              Inventory consists primarily of crude oil in tanks and is carried at market value.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                              The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company's proved gas reserves were estimated by Columbia Engineering, independent petroleum engineers, for the Kansas properties, and by Coburn Petroleum Engineering for the Tennessee properties in 1999. These reserves were estimated by Ryder Scott Company, Petroleum Consultants in 2000 and 2001.

                              The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling writedown was recorded in 2001, 2000 or 1999.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              PIPELINE FACILITIES

                              Pipeline facilities under construction consist of direct and indirect construction costs, capitalized interest and capitalized overhead. Phase I of the pipeline was completed during 1999. Phase II of the pipeline was completed on March 8, 2001. Both phases of the pipeline were placed into service upon completion of Phase II. The pipeline is being depreciated over its estimated useful life of 30 years, beginning at the time it was placed in service. Accordingly, no depreciation expense has been recorded for 2000 and 1999 relating to pipeline facilities. During 2001, depreciation expense of $220,371 was recorded relating to the pipeline.

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

                              IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                              Management believes that carrying amounts of all of the Company's long-lived assets will be fully recovered over the course of the Company's normal future operations. Accordingly, the accompanying financial statements reflect no charges or allowances for impairment.

                              DERIVATIVES


                              The Company uses collar contracts to partially mitigate the effects of fluctuations in the price of crude oil and natural gas. These contracts are marked to market with current recognition of gains and losses on such positions to be included in Other Income since the Company's positions are not considered hedges for financial reporting purposes. The Company's accounting for collar contracts may have the effect of increasing earnings volatility in any particular period. Derivative activities entered into on December 28, 2001 were not material to the Company's financial position or results of operations as of and for the year ended December 3,1 2001. The Company does not hold or issue derivative instruments for speculative purposes.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              INCOME TAXES

                              The Company accounts for income taxes using the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets arise primarily from net operating loss carryforwards. Management evaluates the likelihood of realization of such assets at year end reserving any such amounts not likely to be recovered in future periods.

                              CONCENTRATION OF CREDIT RISK

                              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of the FDIC insurance limit. At December 31, 2001, the Company had deposits with two financial institutions in amounts which exceeded the federally insured limit by approximately $275,000 and $100,000.

                              The Company's primary business activities include oil and gas sales to several customers in the states of Tennessee and Kansas. The related trade receivables subject the Company to a concentration of credit risk within the oil and gas industry.

                              The Company has entered into a contract to supply a chemical manufacturer with natural gas from the Swan Creek field and through the pipeline. This customer will be the Company's primary customer of natural gas sales. Additionally, the Company sells a majority of its crude oil primarily to two customers, one each in Tennessee and Kansas. Although management believes that customers could be replaced in the ordinary course of business, if the present customers were to discontinue business with the Company, it could have a significant adverse effect on the Company's projected results of operations.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              LOSS PER COMMON SHARE

                              Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is not calculated since it is anti-dilutive. Basic and diluted loss per share are based upon 10,235,253 shares for the year ended December 31, 2001, 9,253,622 shares for the year ended December 31, 2000 and 8,557,395 shares for the year ended December 31, 1999. There were 943,005, 1,000,763 and 732,967 potential weighted average common shares outstanding during 2001, 2000 and 1999 related to common stock options and warrants. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive. All share and per share amounts have been adjusted to reflect the 5% stock dividend. See Note 10.

                              FAIR VALUES OF FINANCIAL INSTRUMENTS

                              Fair values of cash and cash equivalents, investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

                              NEW ACCOUNTING PRONOUNCEMENTS

                              The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 (as amended by SFAS 137 and SFAS 138) requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and to adopt SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards is not expected to have an effect on the Company's financial position or results of operations.

                              In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

                              SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. There will be no current impact of adoption on its financial position or results of operations.

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


2.   GOING CONCERN            The accompanying consolidated financial statements
     UNCERTAINTY              have been prepared in conformity  with  accounting
                              principles generally accepted in the United States
                              of America, which contemplate  continuation of the
                              Company   as  a  going   concern   which   assumes
                              realization  of  assets  and the  satisfaction  of
                              liabilities in the normal course of business.  The
                              Company continues to be in the early stages of its
                              oil  and  gas  related  operating  history  as  it
                              endeavors  to expand its  operations  through  the
                              continuation  of  its  drilling   program  in  the
                              Tennessee  Swan  Creek  Field.  Accordingly,   the
                              Company has  incurred  continuous  losses  through
                              these  operating  stages  and  has an  accumulated
                              deficit  of  $24,115,382  and  a  working  capital
                              deficit of  $6,326,204 as of December 31, 2001. On
                              April 5, 2002,  the  Company  was  informed by its
                              primary lender that  $6,000,000 of its outstanding
                              credit  facility  was due and  payable  within  30
                              days, as provided for in the Credit Agreement (see
                              Note 7). These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

                              The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternative refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy their current obligations.


3.     RELATED PARTY          During 2001,  the Company repaid all principal and
       TRANSACTIONS           interest  due  to  related   parties,   using  the
                              proceeds  from the line of  credit  with Bank One.
                              Interest incurred to related parties was $546,026 for the year ended December 31, 2001.


                              During  2001,   the  Company   converted  debt  of
                              $200,000 payable to a director into 42,017 shares of common stock.

                              No  consulting   fees  or  commissions  on  equity
                              transactions were paid to related parties in 2001.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              During 2000, the Company acquired debt financing in the amount of $3,850,000 from two members of the board of directors, one affiliate, and two shareholders in order to complete construction of its pipeline from Swan Creek to Kingsport (see
                              Note 5). The directors will also receive a throughput fee once production begins, and will continue to receive such fees until the debt is repaid. The throughput fee is 10 cents per MMBtu delivered through the pipeline in proportion to the director's proportion of total debt. The volume delivered shall be calculated on a monthly basis. The throughput fee was $82,373 in 2001. No throughput fees were incurred in 2000 or 1999 as the pipeline was not yet operational.

                              During 2000, the Company incurred debt to a major officer/stockholder in the amount of $995,000 in order to purchase a drilling rig from that officer/stockholder (see Note 7).

                              During 2000, the Company paid approximately $270,000 in consulting fees and commissions on equity transactions to a member of the Board of Directors.

                              Interest   expense  incurred  to  related  parties
                              during 2000 was $135,435.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.     OIL AND GAS            The   following   table  sets  forth   information
       PROPERTIES             concerning the Company's oil and gas properties:




                              DECEMBER 31,                                         2001               2000
                              -----------------------------------------------------------------------------

                              Oil and gas properties, at cost               $15,117,224        $10,295,341
                              Accumulation depreciation,
                                  depletion and amortization                 (1,847,294)          (505,294)
                              -----------------------------------------------------------------------------

                              Oil and gas properties, net                   $13,269,930       $  9,790,047
                              -----------------------------------------------------------------------------

                              During the years ended December 31, 2001, 2000 and 1999, the Company recorded depletion expense of $1,342,000, $197,000 and $92,000, respectively.
                              Significant increases in depletion expense were incurred during 2001 as a result of decreased oil and gas estimated proved reserves.


5.     PIPELINE FACILITIES    In  1996,  the  Company  began  construction  of a
                              65-mile gas pipeline (1) connecting the Swan Creek development project to a gas purchaser and (2) enabling the Company to develop gas distribution business opportunities in the future. Phase I, a 30-mile portion of the pipeline, was completed in 1998. Phase II of the pipeline was completed in March 2001. The estimated useful life of the pipeline for depreciation purposes is 30 years.
                              The Company used the half-life convention to calculate depreciation on the pipeline in 2001 and recorded approximately $220,000 in depreciation expense.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.     OTHER PROPERTY         Other  property  and  equipment  consisted  of the
       AND EQUIPMENT          following:




                              DECEMBER 31,                                           2001             2000
                              -----------------------------------------------------------------------------

                              Machinery and equipment                          $1,737,189       $1,689,128
                              Vehicles                                            610,510          522,854
                              Other                                                63,739           63,734
                              -----------------------------------------------------------------------------

                                                                                2,411,438        2,275,716

                              Less accumulated depreciation                      (731,334)        (598,284)
                              -----------------------------------------------------------------------------

                              Other property and equipment - net               $1,680,104       $1,677,432
                              -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.   LONG TERM DEBT           Long-term debt to unrelated  entities consisted of
                              the following:

                              DECEMBER 31,                                         2001               2000
                              -----------------------------------------------------------------------------

                              Revolving  line of  credit  with a bank.
                              Initial  borrowing base of  $10,000,000.
                              The   loan   agreement    provides   for
                              increases or decreases to the  borrowing
                              base as  changes  in proved  oil and gas
                              reserves  or  other  production   levels
                              arise.  The line of  credit  expires  in
                              November 2004,  unless  extended by both
                              parities.  Borrowings  bear  interest at
                              the bank's  prime rate plus 0.25% (5% at
                              December 31,  2001).  Collateralized  by
                              the  oil  and  gas  properties  and  the
                              related  operations  and  revenues.  The
                              Company is subject to certain  financial
                              (ratio)  covenants and  restrictions  on
                              indebtedness,     dividend     payments,
                              financial      guarantees,      business
                              combinations, reporting requirements and
                              other related items.  As of December 31,
                              2001,  the Company is not in  compliance
                              with all  covenants,  however,  the bank
                              has waived its rights to accelerate  the
                              debt  or  exercise  other  rights  as  a
                              result  of  these  covenant  violations.
                              Subsequent to year end, the bank reduced
                              the borrowing base to
                              $3,101,777.  See Note 2.                       $9,101,777 $               --

                              Note  payable to a bank,  with $95,000
                              principal    payments    due   monthly
                              commencing  on January 1, 2001 through
                              February   1,   2003.    Interest   is
                              payable monthly  commencing January 1,
                              2001  at  prime   plus  1%  (5.75%  at
                              December  31,  2001)  per  annum.  The
                              note   is   guaranteed   by  a   major
                              shareholder  and  is  collatalized  by
                              certain  assets  of the  Company.  The
                              note was repaid in 2001.                               --          2,469,989
                              -----------------------------------------------------------------------------

                              Balance carried forward                        $9,101,777         $2,469,989
                              -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              DECEMBER 31,                                         2001               2000
                              -----------------------------------------------------------------------------

                              Balance brought forward                        $9,101,777         $2,469,989
                              -----------------------------------------------------------------------------

                              Note  payable  to an  institution,  with
                              $65,000 principal payments due quarterly
                              beginning  January  1,  2000;  remaining
                              balance due October 2003;  with interest
                              payable monthly at 8% per annum. Note is
                              convertible  into  common  stock  of the
                              Company  at a rate of $6.25 per share of
                              common stock.
                              Note is unsecured.                                720,000            975,000

                              Note payable to an  institution,  with
                              $1,773.28   principal   payments   due
                              monthly   beginning  January  7,  2002
                              through December 7, 2006.  Interest is
                              payable monthly  commencing on January
                              7,  2002 at 7.5%  per  annum.  Note is
                              guaranteed       by      a       major
                              shareholder/director       and      is
                              collateralized  by  certain  assets of
                              the Company.                                       87,500                 --

                              Thirteen    individual    vehicle    and
                              equipment notes bearing  interest at the
                              rate  of  3.9%  to   11.95%   per  annum
                              collateralized by vehicles and equipment
                              with monthly payments including interest
                              of approximately
                              $10,000 due 2001 to 2006.                         393,311            427,096
                              -----------------------------------------------------------------------------

                              Total long term debt due to  unrelated
                              entities                                       10,302,588          3,872,085

                              Less current maturities                        (6,399,831)        (1,608,486)
                              -----------------------------------------------------------------------------

                              Long  term   debt  due  to   unrelated
                              entities, less current maturities            $  3,902,757        $ 2,263,599
                              -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              Long-term   debt  to   related   parties
                              consisted of the following:

                              DECEMBER 31,                                         2001               2000
                              -----------------------------------------------------------------------------

                              Note payable to a related party;  entire
                              principal  balance  due  December  2001,
                              with  interest  payable  quarterly at 8%
                              per  annum.  Note  is  convertible  into
                              common stock of the Company at a rate of
                              $5.00 per share of common
                              stock.                                         $       --         $  500,000

                              Note  payable to a related  party  (Note
                              2);   entire   principal   balance   due
                              November  2005,  with  interest  payable
                              quarterly  at  8%  per  annum.  Note  is
                              convertible  into  common  stock  of the
                              Company at a rate of $7.10 per share
                              of common stock.  Note is unsecured.                   --            995,000

                              Note payable to related  parties (Note
                              2);  entire   principal   balance  due
                              August  2005,  with  interest  payable
                              quarterly  at 10.75% per  annum.  Note
                              is collateralized by the Pipeline.                     --          3,850,000
                              -----------------------------------------------------------------------------

                              Total long term debt due to related
                                parties                                              --          5,345,000
                              Less current maturities                                --           (500,000)
                              -----------------------------------------------------------------------------

                              Long term debt due to related parties,
                                less current maturities                      $       --        $ 4,845,000
                              -----------------------------------------------------------------------------

                              All long-term debt to related parties was repaid in November 2001.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              The aggregate maturities of long term debt as of December 31, 2001, are as follows:

                                       Year                                                          Amount
                              -----------------------------------------------------------------------------

                                       2002                                                     $6,399,831
                                       2003                                                        390,793
                                       2004                                                      3,426,107
                                       2005                                                         59,200
                                       2006                                                         26,657
                              -----------------------------------------------------------------------------

                                                                                               $10,302,588
                              -----------------------------------------------------------------------------


8.     COMMITMENTS            The Company is a party to lawsuits in the ordinary
       AND CONTINGENCIES      course of its business.  While the damages  sought
                              in some of these actions are material, the Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be significant enough, in number or magnitude, to have a material adverse effect in the aggregate.

                              In the ordinary course of business the Company has entered into various equipment and office leases which have terms ranging from one to five years. Approximate future minimum lease payments to be made under noncancellable operating leases are as follows:

                                       Year                                                          Amount
                              -----------------------------------------------------------------------------

                                       2002                                                       $  99,155
                                       2003                                                          60,158
                                       2004                                                          59,210
                                       2005                                                          56,970
                                       2006                                                             500
                              -----------------------------------------------------------------------------

                                                                                                   $275,993
                              -----------------------------------------------------------------------------

                              Office rent expense was approximately $91,228, $86,120 and $52,590 for each of the three years ended December 31, 2001, respectively.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.     CONVERTIBLE            In December 1998, the Company's Board of Directors
       REDEEMABLE             authorized  the  issuance  of  100,000  shares  of
       PREFERRED STOCK        Series A Convertible  Redeemable  Preferred  Stock
                              ("Series A Preferred Stock"). In December 1999, the Company's Board of Directors authorized the issuance of 100,000 shares of Series B Convertible
                              Redeemable  Preferred  Stock  ("Series B Preferred
                              Stock").

                              Shares of both Series A and B of Preferred Stock are or will be immediately convertible into shares of Common Stock. Each $100 liquidation preference share of preferred stock is convertible at a rate of $7.00 for the Series A per share of common stock. For the Series B, the conversion rate is the average market price of the Company's common stock for 30 days before the sale of the Series B preferred stock with a minimum conversion price of $9.00 per share. The conversion rate is subject to downward adjustment if the Company subsequently issues shares of common stock for consideration less than $7.00 and $9.00 for the Series A and B, respectively, per share. The conversion prices will be adjusted prospectively for stock dividends and splits.

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

                              In conjunction with the issuances of the Series B Preferred Stock described above, the Company granted the purchasers detachable stock warrants which enable the holders to obtain up to 11,111 shares of the Company's common stock at an exercise price of $9 per share.

                              In 2001, the Company issued 1,755 shares of Series B Preferred Stock for $1,755,000, which netted the Company approximately $1,591,000 after commissions. In June 2001, one holder converted 710 shares of Series A Preferred Stock into Common Stock. No additional consideration was given to the Company for this conversion.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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


10.  STOCK DIVIDEND           On August 1,  2001,  the  Company  paid a 5% stock
                              dividend distributable on October 1, 2001 to shareholders of record of the Company's common stock on September 4, 2001. Based on the number of common shares outstanding on the record date, the Company issued 498,016 new shares. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.


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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                              Stock option activity in 2001, 2000 and 1999 is summarized below:

                                         2001                         2000                      1999
                               -------------------------     ------------------------  ------------------------
                                                 WEIGHTED                     WEIGHTED                   WEIGHTED
                                                  AVERAGE                      AVERAGE                    AVERAGE
                                                 EXERCISE                     EXERCISE                   EXERCISE
                                      SHARES        PRICE         SHARES         PRICE       SHARES         PRICE
-------------------------------------------------------------------------------------------------------------------

          OUTSTANDING,
            beginning
            of year                1,017,450         8.54           530,250      $6.91         393,750       5.80
          Granted                     78,750        12.39           855,451       8.69         498,750       6.90
          Exercised                 (256,772)        8.69           (21,751)      8.69         (21,000)      5.00
          Expired/canceled          (323,400)        7.85          (346,500)      6.91        (341,250)      5.66
                                   ----------                     ---------                   --------

          OUTSTANDING,
            end of year              516,028         9.23         1,017,450       8.54         530,250       6.91
--------------------------------------------------------------------------------------------------------------------

          EXERCISABLE,
            end of year              474,889         9.21           930,258      $8.49         246,687       5.50
--------------------------------------------------------------------------------------------------------------------

                              The share information disclosed above has been adjusted to reflect the 5% stock dividend declared during 2001. See Note 10.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              The following table summarizes information about stock options outstanding at December 31, 2001:


                                                                         OPTIONS                         OPTIONS
                                                                       OUTSTANDING                     EXERCISABLE
                                                        ------------------------------------------   ----------------
                                                                                       WEIGHTED
                                                            WEIGHTED                    AVERAGE
                                                             AVERAGE                  REMAINING
                                                            EXERCISE                CONTRACTUAL
                                                               PRICE        SHARES  LIFE (YEARS)           SHARES
                                        ----------------------------------------------------------   ----------------

                                                                8.69       437,278         1.83           403,804
                                                               14.44        21,000         2.08            21,000
                                                               11.05        47,250         2.25            47,250
                                                               12.70        10,500         2.67             2,835
                                                                      --------------                 ----------------

                                        Total                   9.23       516,028                        474,889
                                        =============================================================================

                              The weighted average fair value of options granted during 2001, 2000 and 1999 is $3.62, $3.41 and
                              $2.88 respectively, calculated using the Black-Scholes Option-Pricing model.

                              The amount of compensation expense related to stock options included in general and administrative costs in the accompanying consolidated statements of loss was approximately $162,500 for the year ended December 31, 1999. No compensation expense related to stock options was incurred in 2001 or 2000. The Company issued 70,715 options to non-employees and non-directors in 2000. The expense of $242,000 for these options has been included in professional fees expense because the options were issued to providers of such services. The expense was calculated using a fair market value of the options based on the Black-Scholes option-pricing model assumptions discussed below.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                                         2001                2000                1999
                      -----------------------------------------------------------------------------------------------

                      Net loss available to common
                      shareholders
                          As reported                             $(2,653,970)        $(1,799,441)        $(2,791,270)
                          Pro forma                                (2,911,298)         (4,052,452)         (3,529,395)
                      -----------------------------------------------------------------------------------------------

                      Basic and diluted loss per share
                          As reported                         $       (0.26)      $        (0.19)    $         (0.33)
                          Pro forma                                   (0.28)               (0.44)              (0.41)
                      -----------------------------------------------------------------------------------------------

                              For employees, the fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999:
                              Expected volatility of 50% for 2001 and 2000 and 106% for 1999; a risk free interest rate of 3.67% in 2001, 5.86% in 2000 and 6.17% in 1999; and an
                              expected option life of 3 years for 2001 and 2000 and 1.1 year in 1999.


12.    INCOME TAXES           The Company had no taxable income during the years
                              ended December 31, 2001, 2000 or 1999.

                              A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of loss is as follows:

                              YEAR ENDED DECEMBER 31,                             2001               2000
                              -----------------------------------------------------------------------------

                              Statutory rate                                        34%                34%
                              Tax benefit at statutory rate                  $(769,000)         $(452,500)
                              State income tax benefit                        (136,000)           (75,500)
                              Nondeductible travel and
                                entertainment                                       --             19,000
                              Other                                                 --              5,000
                              Increase in deferred tax asset
                                valuation allowance                            905,000            504,000
                              -----------------------------------------------------------------------------

                              Total income tax provision                     $      --          $      --
                              -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              The components of the net deferred tax assets are as follows:

                              YEAR ENDED DECEMBER 31,                              2001               2000
                              ------------------------------------------------------------------------------

                              Net operating loss carryforward               $ 5,877,000         $4,972,000
                              Capital loss carryforward                         263,000            263,000
                              ------------------------------------------------------------------------------

                                                                              6,140,000          5,235,000

                              Valuation allowance                            (6,140,000)        (5,235,000)
                              ------------------------------------------------------------------------------

                              Net deferred taxes                            $        --         $       --
                              ------------------------------------------------------------------------------

                              The Company recorded a valuation allowance at December 31, 2001 and 2000 equal to the excess of deferred tax assets over deferred tax liabilities as management is unable to determine that these tax benefits are more likely than not to be realized.

                              As of December 31, 2001, the Company had net operating loss carryforwards of approximately $15,062,000, which will expire between 2010 and 2021, if not utilized.

                              Additionally, at December 31, 2001, the Company had capital loss carryforwards of approximately $81,000 which will expire, if not offset against capital gains, in 2002.


13.    SUPPLEMENTAL CASH      The Company paid approximately $853,500,  $544,000
       FLOW INFORMATION       and $479,000 for interest in 2001,  2000 and 1999,
                              respectively.      The     Company     capitalized
                              approximately $148,000 and $128,000 of this amount in 2001 and 2000, respectively. The Company paid no income taxes in 2001, 2000 and 1999.

                              In 1999, the Company issued 54,000 shares of common stock to convert a note payable to an officer plus accrued interest thereon in the approximate amount of $270,000, which approximated the fair value of the shares.

                              In 2001, 2000 and 1999, the Company issued 11,950, 5,376 and 9,768 shares of common stock as consideration for approximately $92,000, $42,000 and $42,000, respectively, of services and charitable contributions which approximated the fair value of the common stock.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              In 1999, the lender of the note payable with an original balance of $1,500,000 sold $75,000 of this note to other holders. These holders then converted the notes into common stock at the rate of $6.25 per share. In 2000, the lender converted approximately $450,000 of the outstanding debt into common stock under the same agreement.

14. QUARTERLY DATA AND The following table sets forth, for the fiscal SHARE INFORMATION periods indicated, selected consolidated financial
       (UNAUDITED)            data and  information  regarding  the market price
                              per share of the Company's common stock. The prices represent the reported high and low closing sale prices.







                                                                                           FISCAL YEAR ENDED 2001
                              -----------------------------------------------------------------------------------
                                                      First           Second           Third           Fourth
                                                     Quarter          Quarter         Quarter          Quarter
                              -----------------------------------------------------------------------------------

Revenues                                         $ 1,448,318      $ 1,863,068      $ 2,583,758      $ 1,101,542
Net loss                                            (368,768)        (336,034)        (378,597)      (1,179,388)
Net loss available to common shareholders           (447,546)        (423,523)        (491,055)      (1,291,846)
-----------------------------------------------------------------------------------------------------------------
Loss per common share
   Basic and diluted                             $     (0.05)     $     (0.04)     $     (0.05)     $     (0.12)
-----------------------------------------------------------------------------------------------------------------

                                                                                           FISCAL YEAR ENDED 2000
-----------------------------------------------------------------------------------------------------------------
                                                      First           Second           Third           Fourth
                                                     Quarter          Quarter         Quarter          Quarter
-----------------------------------------------------------------------------------------------------------------

Revenues                                         $ 1,179,912      $ 1,270,283      $ 1,666,583      $ 1,124,298
Net Income (loss)                                    (70,453)        (379,234)          84,909       (1,177,106)
Net Income (loss) available to common
shareholders                                        (110,231)        (451,394)          18,064       (1,255,880)
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
   Basic and diluted                             $     (0.01)     $     (0.05)              --      $     (0.13)
-----------------------------------------------------------------------------------------------------------------

                              Third quarter 2001 results reflect the effect on depletion expense that resulted from a decrease in reserve estimates provided in a study performed by Ryder Scott and issued August 10, 2001. The amount recorded during this quarter was $562,000 higher than the quarterly estimates made by management during the first three quarters as a result of a change in estimate arising from new information provided in the Ryder Scott Report. Amounts disclosed above differ from those filed with the SEC during the third quarter of 2001 as a result of an error in recording this change in estimate to depletion at the time of

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              the  filing.   Management  intends  to  amend  the
                              September 30, 2001 SEC Form 10-Q filing.

15.    SUPPLEMENTAL OIL AND   Information  with respect to the Company's oil and
       GAS INFORMATION        gas  producing  activities  is  presented  in  the
                              following tables. Estimates of reserve quantities,
                              as well as future  production and discounted  cash
                              flows before  income  taxes,  were  determined  by
                              Ryder Scott Company,  L.P. as of December 31, 2001
                              and 2000 and by Coburn  Petroleum  Engineering and
                              Columbia   Engineering,    independent   petroleum
                              engineers, as of December 31, 1999.

                              OIL AND GAS RELATED COSTS

                              The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 2001, 2000 and 1999:

                                                              2001              2000            1999
                              ========================================================================

                              Property acquisition

                                Proved                  $        --      $        --      $    13,921
                                Unproved                         --            5,702           17,265
                              Less - proceeds from
                                sales of properties        (750,000)      (1,176,411)        (625,000)
                              Development costs           5,571,883        2,430,702        1,110,288
                              ------------------------------------------------------------------------

                                                        $ 4,821,883      $ 1,259,993      $   516,474
                              ========================================================================

                              RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

                              The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended:

                              December 31,                         2001             2000           1999
                              ------------------------------------------------------------------------------

                              Revenues                        $ 6,656,758      $ 5,241,076      $ 3,017,252
                              Production costs and taxes       (2,951,746)      (2,614,414)      (2,564,932)
                              Depreciation, depletion and
                                  amortization                 (1,342,000)        (197,000)         (92,000)
                              ------------------------------------------------------------------------------

                              Income from oil and gas
                                  producing activities        $ 2,363,012      $ 2,429,662      $   360,320
                              ==============================================================================

                              In the presentation above, no deduction has been made for indirect

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

                              OIL AND GAS RESERVES (UNAUDITED)

                              The following table sets forth the Company's net proved oil and gas reserves at December 31, 2001 and 2000 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet
                              (MCF) in the case of gas.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                                            OIL (BBLS)           GAS (MCF)
                              -----------------------------------------------------------------------------
                              Proved reserves:

                              Balance, January 1, 1999                       1,624,622          46,176,025
                                Discoveries and extensions                   1,295,685          13,566,161
                                Revisions of previous estimates                444,893          15,268,361
                                Production                                    (137,997)           (215,260)
                              -----------------------------------------------------------------------------

                              Balance, December 31, 1999                     3,227,203          74,795,287
                                Discoveries and extensions                      56,103           1,059,147
                                Revisions of previous estimates             (1,309,366)        (27,998,986)
                                Production                                    (159,035)           (315,577)
                              -----------------------------------------------------------------------------

                              Balance, December 31, 2000                     1,814,905          47,539,871
                                Discoveries and extensions                      62,254           4,915,431
                                Revisions of previous estimates               (672,443)        (25,263,634)
                                Production                                    (148,041)         (1,311,466)
                              -----------------------------------------------------------------------------

                              Proved reserves at, December 31, 2001          1,056,675          25,880,202
                              -----------------------------------------------------------------------------

                              Proved developed producing
                                reserves at, December 31, 2001                 767,126           7,157,183
                              -----------------------------------------------------------------------------

                              Proved developed producing
                                reserves at, December 31, 2000               1,553,759           2,888,769
                              -----------------------------------------------------------------------------

                              Proved developed producing
                                reserves at, December 31, 1999               1,688,073           3,248,552
                              ==============================================================================

                              Of the Company's total proved reserves as of December 31, 2001 and 2000 and 1999, approximately 36%, 21% and 13%, respectively, were classified as proved developed producing, 26%, 34% and 35%, respectively, were classified as proved developed non-producing and 37%, 45% and 52%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

                              The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                                             AMOUNTS IN THOUSANDS
                              December 31,                             2001            2000            1999
                              -----------------------------------------------------------------------------

                              Future cash inflows             $    78,296      $   505,733      $   252,270
                              Future production
                                  costs and taxes                 (26,083)         (41,689)         (30,598)
                              Future development costs             (6,384)          (8,225)          (5,634)
                              Future income tax expenses               --         (122,881)         (55,090)
                              -----------------------------------------------------------------------------

                              Net future cash flows                45,829          332,938          160,948

                              Discount at 10% for
                                  timing of cash flows            (24,095)         (97,195)         (60,066)
                              -----------------------------------------------------------------------------

                              Discounted future net
                                  cash flows from
                                  proved reserves             $    21,734      $   235,743      $   100,882
                              ==============================================================================


                              The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 2001 and 2000:


                                                                             AMOUNTS IN THOUSANDS
                                                                          2001           2000              1999
                              -------------------------------------------------------------------------------

                              BALANCE, beginning of year      $   235,743      $   100,882      $    42,976
                              Sales, net of production costs
                                and taxes                          (3,705)          (2,627)            (452)
                              Discoveries and extensions            4,167            1,778           27,394
                              Changes in prices and
                                production costs                 (299,527)         360,082           27,919
                              Revisions of quantity estimates     (33,449)        (186,289)          21,799
                              Development costs incurred               --            1,236            1,076
                              Interest factor - accretion
                                of discount                        32,198           13,355            5,329
                              Net change in income taxes           86,237          (53,572)         (22,869)
                              Changes in future development
                                costs                               2,666           (3,237)             556
                              Changes in production rates
                                and other                          (2,596)           4,135           (2,846)
                              -------------------------------------------------------------------------------

                              BALANCE, end of year            $    21,734      $   235,743      $   100,882
                              ==============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              Estimated  future  net  cash  flows  represent  an
                              estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2001, 2000 and 1999 were $17.03,
                              $25.62 and $23.01 per barrel of oil and $2.33, $9.66 and $2.38 per MCF of gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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