Form 10-Q
period 2002-03-31
TENGASCO INC
filed 2002-05-15
CIK 1001614

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly period ended MARCH 31, 2002



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


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,675,983 COMMON SHARES AT MARCH 31, 2002.


     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.                       FINANCIAL INFORMATION                         PAGE

         ITEM 1.  FINANCIAL STATEMENTS

         *    Condensed Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001 .......................   3-4

         *    Condensed Consolidates Statements of Loss for the
              three months ended March 31, 2002 and 2001 .................     5

         *    Condensed Consolidated Statements of Stockholders'
              Equity for the three months ended March 31, 2002 ...........     6

         *    Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 ..........................     7

         *    Notes to Condensed Consolidated Financial Statements .......  8-11

         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS .............................. 12-15

         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURE ABOUT MARKET RISK ........................... 16-17

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ......................................    17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............    17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................    17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....    17

         ITEM 5.  OTHER INFORMATION ......................................    17

         *    Signature ..................................................    18

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       March 31,    December 31,
                                                          2002          2001
                                                      (UNAUDITED)
                                                      -----------    -----------
Current Assets:
  Cash and cash equivalents                           $   158,685    $   393,451
  Investments                                             150,000        150,000
  Accounts receivable, net                                547,014        661,475
  Participant receivable                                   97,564         84,097
  Inventory                                               159,364        159,364
                                                      -----------    -----------

Total current assets                                    1,112,627      1,448,387

Oil and gas properties, net
  (on the basis of full cost accounting)               13,385,405     13,269,930

Completed pipeline facilities, net                     15,084,307     15,039,762

Property and equipment, net                             1,881,461      1,680,104
Restricted cash                                           121,369        120,872
Loan fees, net                                            453,396        496,577
Other                                                      87,562         72,613
                                                      -----------    -----------



                                                      $32,126,127    $32,128,245
                                                      ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,    December 31,
                                                         2002          2001
                                                     (UNAUDITED)
                                                     -----------    -----------

Current liabilities
  Current maturities of long-term debt               $ 6,329,547    $ 6,399,831
  Accounts payable-trade                               1,125,022      1,208,164
  Accrued interest payable                                53,249         54,138
  Accrued dividends payable                              112,458        112,458
                                                     -----------    -----------

Total current liabilities                              7,620,276      7,774,591

Long term debt, less current maturities                4,193,280      3,902,757
                                                     -----------    -----------

Total long term debt                                   4,193,280      3,902,757
                                                                    -----------

Total liabilities                                     11,813,556     11,677,348
                                                     -----------    -----------
Preferred Stock
  Cumulative convertible redeemable
    preferred; redemption value $5,459,050;
    56,229 shares outstanding                          5,459,050      5,459,050
                                                     -----------    -----------
Stockholders'Equity
  Common stock, $.001 per value,
    50,000,000 shares authorized                          10,691         10,561
  Additional paid-in capital                          40,084,425     39,242,555
  Accumulated deficit                                (25,095,708)   (24,115,382)
  Treasury stock, at cost                               (145,887)      (145,887)
                                                     -----------    -----------

Total stockholders' equity                            14,853,521     14,991,847
                                                     -----------    -----------

                                                     $32,126,127    $32,128,245
                                                     ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS


                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  March 31, 2002  March 31, 2001
                                                    (UNAUDITED)    (UNAUDITED)
                                                    -----------    -----------

Revenues and other income
  Oil and gas revenues                              $ 1,175,444    $ 1,448,318
  Pipeline transportation revenues                       77,707              0
  Interest income                                         1,038              0
                                                    -----------    -----------

Total revenues and other income                       1,254,189      1,448,318

Costs and other deductions
  Production costs and taxes                            723,799        731,835
  Depletion, depreciation and amortization              487,348         97,500
  Interest expense                                      153,367         77,924
  General and administrative costs                      640,230        754,062
  Professional fees                                     117,313        155,765
                                                    -----------    -----------

Total costs and other deductions                      2,122,057      1,817,086
                                                    -----------    -----------

Net loss                                               (867,868)      (368,768)
                                                    -----------    -----------

DIVIDENDS ON PREFERRED STOCK                           (112,458)       (78,778)
                                                    -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        $  (980,326)   $  (447,546)
                                                    -----------    -----------

Net loss attributable to common shareholders
  PER SHARE BASIC AND DILUTED                       $     (0.09)   $     (0.05)
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  10,642,541      9,886,587
                                                    -----------    -----------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                         COMMON STOCK         ADDITIONAL                        TREASURY STOCK
                                    ----------------------      PAID IN      ACCUMULATED     ----------------------
                                      SHARES       AMOUNT       CAPITAL        DEFICIT       SHARES       AMOUNT           TOTAL
                                    -----------    -------    -----------    -----------     -------    -----------     -----------
Balance December 31, 2001            10,560,605    $10,561     $39,242,55    $(24,115,382)    14,500    $  (145,887)    $14,991,847

Net loss                                      0          0              0       (867,868)          0              0        (867,868)

Common stock issued in                  100,000        100        631,900              0           0              0         632,000
private placements

Common stock issued on                   10,296         10         59,990              0           0              0          60,000
conversion of debt

Common stock issued on                   19,582         20        149,980              0           0              0         150,000
purchase of equipment

Dividends on convertible
redeemable preferred stock                    0          0              0       (112,458)          0              0        (112,458)
                                    -----------    -------    -----------    -----------     -------    -----------     -----------

Net loss for the three months
ended March 31, 2002                 10,690,483    $10,691    $40,084,425    $(25,095,708)    14,500    $  (145,887)    $14,853,521
                                    ===========    =======    ===========    ===========     =======    ===========     ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS

                                  OF CASH FLOWS


                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  March 31, 2002  March 31, 2001
                                                    (UNAUDITED)    (UNAUDITED)
                                                    -----------    -----------

Operating activities
  Net loss                                          $  (867,868)   $  (368,768)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depletion, depreciation and amortization              487,348         97,500
  Compensation paid in stock options                          0         55,200
  Changes in assets and liabilities
    Accounts receivable                                 100,994        (13,593)
    Other current assets                                      0       (102,493)
    Accounts payable                                    (83,142)        37,809
    Accrued liabilities                                       0        200,920
    Accrued interest payable                               (889)       230,147
                                                    -----------    -----------

Net cash provided by used in operating activities      (363,557)       136,722
                                                    -----------    -----------

Investing activities
    Additions to property and equipment                (118,357)       (23,600)
    Net additions to oil and gas properties            (365,475)      (529,745)
    Net additions to pipeline facilities               (171,713)    (2,304,934)
    Increase in restricted cash                            (497)             0
    Other assets                                        (14,949)        32,888
                                                    -----------    -----------

Net cash (used in) investing activities                (670,991)    (2,825,391)
                                                    -----------    -----------

Financing activities
    Repayments of borrowings                           (238,116)      (337,854)
    Proceeds from borrowings                            518,356              0
    Dividends on convertible redeemable
      preferred stock                                  (112,458)       (78,778)
    Proceeds from private placements
      of common stock                                   632,000      2,268,518
                                                    -----------    -----------

Net cash provided by financing activities               799,782      1,851,886
                                                    -----------    -----------

Net change in cash and cash equivalents                (234,766)      (836,783)

Cash and cash equivalents, beginning of period          393,451      1,603,975
                                                    -----------    -----------

Cash and cash equivalents, end of period            $   158,685    $   767,192
                                                    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                         Tengasco, Inc. And Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K.

(2)  GOING CONCERN UNCERTAINTY

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern which assumes realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations through the continuation of its drilling program in the Tennessee Swan Creek Field. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $25,095,708 and a working capital deficit of $6,507,649 as of March 31, 2002. On April 5, 2002, the Company was informed by its primary lender that $6,000,000 of its outstanding credit facility was due and payable within 30 days, as the lender has interpreted is provided for in the Credit Agreement between the Company and its lender. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has disputed its obligation to make this payment under the terms of the Credit Agreement. On May 2, 2002, the Company filed suit in Federal Court to restrain Bank One from taking further action under the terms of the Credit Agreement. The Company is attempting to obtain alternative financing to replace Bank One. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy their current obligations. The Company has deferred loan costs relative to the Bank One credit facility which it is amortizing over the 36 month term of the loan. If this credit facility is terminated, the unamortized balance of deferred loan fees of $453,396 at March 31, 2002 would be immediately expensed.

(3)  SALES OF EQUIPMENT

     During the third quarter of 2001, the Company sold two fully depreciated compressors to Miller Petroleum, Inc. ("Miller"), a joint venturer with the Company, for $150,000. In exchange for this equipment, the Company agreed to accept 150,000 shares of Miller's stock which had an approximate stock price of $1 per share.

(4)  EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 10,642,541 and 9,886,587 weighted average shares outstanding for the quarters ended March 31, 2002 and 2001 respectively. The March 31, 2001 figures have been retroactively adjusted to reflect the 5% stock dividend declared as of September 4, 2001 which was distributed on October 1, 2001. During the three month periods ended March 31, 2002 and 2001, potential weighted average common shares outstanding were approximately 821,000 and 500,000 shares, respectively. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.

(5)  NEW ACCOUNTING PRONOUCEMENTS:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, "effective January 1, 2001. SFAS No. 133 (as amended by SFAS 137 and SFAS
     138) requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards is not expected to have an effect on the Company's financial position or results of operations.

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

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recision of No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Correction." SFAS No. 4 which was amended by SFAS No. 64 required all gains and losses from the extinguishment of debt to be aggregated and if material classified in an extraordinary item net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company's consolidated financial statements.

(6)  STOCK OPTIONS

     For the three months ended March 31, 2002, no stock options were issued, exercised or expired. During the three months ended March 31, 2001, the Company extended the exercise period of one employee's stock option who was retiring resulting in recorded compensation of $55,200.

(7)  LETTER OF CREDIT AGREEMENT

     On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility was $10 million. The interest rate is the Bank One base rate plus one-quarter percent which at the present time is 5.25%. On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company's Kansas properties ($1,427,309.25); (2) to repay the internal financing provided by directors and shareholders on the Company's recently completed 65-mile Tennessee intrastate pipeline system ($3,895,490.83); (3) to repay a note payable to Spoonbill, Inc. ($1,080,833.34); (4) to repay a purchase money note due to M.E. Ratliff, the Company's chief executive officer, for purchase by the Company of a drilling rig and related equipment ($1,003,844.44); and (5) to repay in full the remaining principal of the working capital loan due

     December 31, 2001 to Edward W.T. Gray III, a former director of the Company ($304,444.44). All of these obligations incurred interest at a rate substantially greater than the rate charged by Bank One under the credit facility.

     On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company has filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. No further developments have occurred since the filing of the lawsuit.

(8)  SUBSEQUENT EVENT:

     On April 30, 2002, the Company sold 10,000 shares of its Series C 6% Cumulative Convertible Preferred Stock $100 Par Value ("Series C Shares") pursuant to a private placement offering which will terminate upon the earlier of July 15, 2002 or the date at which the entire 50,000 Series C Shares being offered are sold. Net proceeds, after issuance costs, totaled $917,000.

(9)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the three months ended March 31, 2002, the Company converted debt of $60,000 into 10,296 shares of common stock. Additionally, during this period, the Company acquired equipment with a fair market value of $150,000 through an exchange of 19,582 shares of common stock.

     Cash paid for interest during the three months ended March 31, 2002 and 2001 was approximately $146,000 and $65,000 respectively.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          The Company began delivering gas from its Swan Creek Field through its pipeline to BAE Systems ("BAE"), the operator of the Holston Army Ammunition Plant in Kingsport, Tennessee on April 4, 2001 and to Eastman Chemical Company ("Eastman") also located in Kingsport on May 24, 2001. Daily production was 4,936.2 Mcf in June 2001 and daily production average increased in July 2001 to 5,497 Mcf per day. The Company anticipated that it would reach its goal of delivering 10MMcf per day to Eastman and BAE by the end of 2001 but by year end was only delivering approximately 3,000 Mcf per day. The Company was unable to attain that production target due to the in-flow of substantially more fluids in the existing wells than expected which obstructed and significantly reduced the flow of gas from the existing wells. This required the Company to perform substantial additional work and repairs to increase the production from existing wells. The repair work continued through the end of 2001 and into the first quarter of 2002.

          As a result of this repair work, many of the existing wells had to be shut down while the repairs were made. The Company temporarily ceased drilling new wells in order to concentrate its efforts on the repairs. The fluid problems in certain wells could only be addressed by re-drilling those wells and other wells had to be relocated to more productive areas. These fluid entry problems along with natural production declines and suspension of drilling activity led to production totals lower than anticipated during the first quarter of 2002. However, the Company expects the repair work to be completed by September 2002 and the decline appears to be stabilizing. By the end of March 2002, production from the Swan Creek Field began leveling off at approximately 3 Mmcf of gas per day. The Company has again commenced drilling new wells.

          The Company has completed redrilling of the Colson No. 2 well to deepen it and recomplete it as a gas well. This well was perforated on April 26, 2002 and exhibits a 1350 psi bottom hole pressure. This well will be brought into production gradually to maximize the amount of gas that can be produced from the well, and is expected to produce at least between 300,000 and 500,000 cubic feet of gas per day when placed into full production.

          The Company intends to drill approximately 17 more new wells within the Knox formation. Because the Knox formation has been defined by the accumulation of data from the previously drilled wells, new locations and new wells are expected to contribute significantly to achieving increases to production totals. The Company is hopeful that production from these new wells will be in line with the production from its best existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field. Although no assurances can be made, the Company believes that, once this work is completed and the new wells are drilled, production from the Swan Creek Field will substantially increase by the end of 2002.

          The Company also intends to commence drilling in other formations in its Swan Creek Field. To date, drilling in the Swan Creek Field has focused on production of gas primarily from the Knox formation. This is a lower Ordovician Dolomite, and the heart of the anticline structure at Swan Creek. However, immediately adjacent to this formation and shallower over these formations are other formations which the Company believes have potential for gas production. The Stones River and Trenton formations hold the possibility for both oil and gas and have produced some gas to date. These Upper Ordovician formations have not been a primary target for gas production, but the shallower depths needed for drilling and the moderate gas production might make a potential significant source for additional gas production. With the completion of only one well in the Trenton formation which is producing approximately 100Mcf per day, the impact of these targets is has not yet been defined. The Company also plans to drill a 12,000 to 15,000 feet deep test well in the Company's Swan Creek field, which the Company believes may have high potential for significant additional volumes of natural gas. The current wells in this field are all approximately 5,000 feet deep. Drilling is expected to commence on or before December 31, 2002.

          Because of the production problems in the Swan Creek Field described above and the decrease in oil and gas prices from the first quarter of 2001, the Company incurred a net loss to holders of common stock of $980,326 ($0.09 per share) in the first quarter of 2002 compared to net loss of $447.546 (0.05 per share) in 2001. $487,348 of this loss consisted of deductions for depletion, depreciation and amortization. This was a significant increase compared to the first quarter of 2001 when depletion, depreciation and amortization was estimated at $97,500. This increase is primarily due to significant increases in depletion expense during the first quarter of 2002 ($250,000) as a result of the following: decreases in reserve estimates on oil and gas properties arising from declining commodity prices; certain of the Company's gas wells had decreased production levels at year-end due to problems encountered with liquids in the wells. This decreased production level at year-end was factored into the estimated future proved reserves calculation performed on December 31, 2001, resulting in a lower future proved reserves estimate. The December 31, 2001 Ryder Scott reserve report was used as a basis for the 2002 estimate. Additionally, the Company took depreciation on its pipeline in the first quarter of 2002 of ($127,168), while in the first quarter of 2001, the pipeline was not operational.

          The Company realized oil and gas revenues of $1,175,444 in the first quarter of 2002 as compared to $1,448,318 in 2001, despite the fact that the Company produced more gas in the first quarter of 2002 as production from the Swan Creek Field had come on line. The decrease from 2002 to 2001 was primarily due to dramatic price decreases. Oil prices averaged $26.76 in the first quarter of 2001 compared to $19.40 in 2002 for Kansas production. Also, Kansas natural gas prices averaged $7.01 per Mcf in the first quarter of 2001 as compared to $2.19 in 2002. Production for the Kansas oil and gas production remained constant.

          The decrease in prices for Kansas oil and Kansas gas resulted in a decrease in revenues of approximately $490,000, of which, $342,000 was related to gas prices.

          Oil production in Swan Creek also decreased significantly from 13,917 barrels and revenues of $232,962 in the first quarter of 2001 to 4,462 barrels and revenues of $50,676 in 2002 as the Company was in the process of well work-overs on its best wells in Swan Creek.

          The Company realized gas revenues from Swan Creek in the first quarter of 2002 of $389,970 and $0 in 2001. The gas revenues would have been higher if the Company had not experienced problems in the field as previously explained. In addition, the Company's subsidiary, Tengasco Pipeline Corporation, had pipeline transportation revenues of $77,707 in the first quarter of 2002.

          The Company's production costs and taxes remained consistent between the first quarter of 2002 and 2001.

          General and administrative expenses have decreased from $754,062 in the first quarter of 2001 to $640,230 in 2002. The decrease from 2001 to 2002 is primarily due to the closing of the New York office during the first quarter of 2002 and $55,200 in compensation expense resulting from the extension of the exercise period for an option granted to an employee during the first quarter of 2001.

          Interest cost for 2002 decreased significantly from 2001 levels. This decrease is due to reduced interest rates on the Bank One debt compared to the interest rates on debt associated with financing for the completion of Phase II of the Company's 65-mile pipeline. However, interest cost of approximately $148,000 was capitalized in the first 3 months of 2001 during construction of the pipeline which resulted in lower interest expense during that period. No interest was capitalized during the first quarter of 2002, as all significant construction was completed.

          Dividends on preferred stock has increased from $78,448 in 2001 to $112,458 in 2002 as a result in the increase in preferred stock outstanding.

     LIQUIDITY AND CAPITAL RESOURCES

          On November 8, 2001, the Company signed a credit facility agreement (the "Credit Agreement") with the Energy Finance Division of Bank One, N.A. in Houston Texas ("Bank One") whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the Credit Agreement was $10 million. As of March 31, 2002 the outstanding principal balance of the loan was $9,301,776.66. A payment was made on April 1, 2002 to reduce the outstanding balance to $9,101,776.66.

          On or about April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement to $3,101,776.66 and required a $6 million reduction of the outstanding loan. The notice did not provide any explanation why the reduction was made or as to how the reduction was calculated. Bank One demanded that the Company pay the $6 million within thirty days of the receipt of the notice.

          It is the position of the Company that pursuant to the terms of the Credit Agreement Bank One had no right to redetermine the borrowing base until it received a December 1, 2002 reserve analysis, and then only if the value of the reserves was inadequate after applying the same guideline used with all of its other oil and gas borrowers. The schedule of reserve reports required by the Credit Agreement upon which such re-determinations are to be based also specifically sets up a procedure involving an automatic monthly principle payment of $200,000 commencing February 1, 2002. The Company is current in payments of this monthly reduction.

          As a result of Bank One's improperly attempted reduction of the borrowing base and the corresponding demand for payment of $6 million, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has had a history of losses from operations and has an accumulated deficit of $25,095,708 and a working capital deficit of $6,507,649 as of March 31, 2002, the Company's independent auditors indicated a going concern uncertainty in their report on the audit of the Company's consolidated financial statements for the year ended December 31, 2001. The Company's ability to continue as a going concern depends upon its ability to obtain long-term debt or raise capital to satisfy its cash flow requirements.

          The Company anticipates it will be able to obtain alternative financing to replace Bank One as lender in the near future and that ongoing drilling, production, and transportation will continue without interruption because of Bank One's improper action.

          On May 2, 2002, the Company filed suit in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. It is the position of the Company that Bank One's demand that the Company reduce its loan from $9,101,776.66 to $3,101,776.66 within thirty days, coming as it does only four months after the loan was made, in the absence of any change in the Company's production of oil and gas from the time the loan was closed or the condition of the Company's assets, without any warning and prior to the receipt of the December 2002 reserve report, without any basis or explanation, is a violation of the terms of the Credit Agreement and an act of bad faith. The Company is seeking a jury trial and actual damages sustained by it as a result of this arbitrary, wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million.

          In addition, on April 26, 2002, the Board of Directors authorized the issuance by private placement of a new series, Series C, of 6% cumulative convertible preferred stock in a minimum amount of $1 million and a maximum amount of $5 million. As of the date of this filing, $1 million of the Series C offering has been sold netting the Company $917,000 after issuance costs. The capital raised from this offering will be used to provide funds to pay for reworking of wells, to continue the drilling program in the Swan Creek Field to increase production, and to provide working capital. Although the Company believes it will be able to complete the maximum amount of this offering, there can be no assurances that the Company will be able to sell all of such preferred stock or, if it is able to do so, the proceeds of the sale of the new series of cumulative convertible preferred stock will be sufficient to accomplish these purposes.

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     COMMODITY RISK

          The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations for the first 3 months of 2002 ranged from a low of $15.20 per barrel to high of $22.26 per barrel. Monthly gas price realizations for the first 3 months of 2002 ranged from a low of $1.91 per Mcf to a high of $2.61 per Mcf.

          The Company was required by Bank One pursuant to the Credit Agreement to enter into hedge agreements on December 28, 2001 on notional volumes of oil and natural gas production for the first seven months of 2002 in order to manage some exposure to oil and gas price fluctuations. Realized gains or losses from the Company's price risk management activities will be recognized in oil and gas production revenues when earned since the Company's positions are not considered hedges for financial reporting purposes. Notional volumes associated with the Company's derivative contracts are 27,000 barrels and 630,000 MMBtu's for oil and natural gas, respectively. The Company does not generally hold or issue derivative instruments for trading purposes.

          At March 31, 2002, the Company's open natural gas and crude oil price swap positions are not considered to have a material fair value. Assuming natural gas production and sales volumes remain consistent at December 2001 levels during the entire year of fiscal 2002, management believes that a 10 percent decrease in unhedged natural gas prices would reduce the Company's natural gas revenues by approximately $41,610 on an annual basis. Assuming crude oil production and sales volumes remain consistent at December 2001 levels during the entire year of fiscal 2002, management believes that a 10 percent decrease in unhedged crude oil prices would reduce the Company's crude oil revenues by approximately $208,840 on an annual basis.

     INTEREST RATE RISK

          At March 31, 2002, the Company had debt outstanding of approximately $10.5 million. The interest rate on the Bank One revolving credit facility which at March 31, 2002 was $9.3 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $1.2 million has fixed interest rates ranging from 7.5% to 11.95%. As a result, the Company's annual interest costs in 2002 may fluctuate based on short-term interest rates on approximately 88% of its total debt outstanding at March 31, 2002. The annual impact on interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately .5 basis points) would be approximately $45,500, assuming borrowed amounts under the credit facility remain at $9.3 million. The Company did not have any open derivative contracts relating to interest rates at March 31, 2002.

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

PART II   OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          On May 2, 2002, the Company filed suit in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. It is the position of the Company that Bank One's demand that the Company reduce its loan from $9,101,776.66 to $3,101,776.66 within thirty days, coming as it does only four months after the loan was made, in the absence of any change in the Company's production of oil and gas from the time the loan was closed or the condition of the Company's assets, without any warning and prior to the receipt of the December 2002 reserve report, without any basis or explanation, is a violation of the terms of the Credit Agreement and an act of bad faith. The Company is seeking a jury trial and actual damages sustained by it as a result of this arbitrary, wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the first quarter of 2002, 100,000 shares of restricted common stock were sold in a private placement to Bill L. Harbert, a Director of the Company, who at the time of the transaction was not a Director; 10,296 shares were issued pursuant to the conversion of convertible notes by several individuals; and 19,582 shares were issued for payment for a telescoping bender derrick purchased by the Company from Miller Petroleum, Inc. The equipment was purchased for $150,000 with stock valued at the January 21, 2002 closing price of $7.66.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5    OTHER INFORMATION

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated:    May 15, 2002                 TENGASCO, INC.


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