Form 10-Q
period 2002-06-30
TENGASCO INC
filed 2002-08-14
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 11,444,779 COMMON SHARES AT JULY 31, 2002.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ___ NO _X_

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                    PAGE

          ITEM 1.  FINANCIAL STATEMENTS

          *        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                   JUNE 30, 2002 AND DECEMBER 31, 2001 ...................   3-4

          *        Consolidated Statements of Loss for the three months
                   and six months ended June 30, 2002 and 2001 ...........     5

          *        Consolidated Statements of Stockholders' Equity
                   for the six months ended June 30, 2002 ................     6

          *        Consolidated Statements of Cash Flows for the
                   six months ended June 30, 2002 and 2001 ...............     7

          *        Condensed Notes to Consolidated Financial Statements ..  8-12

          ITEM 2.  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS ............................. 13-19

          ITEM 3.  QUANTITATIVE AND QUALITATIVE
                   DISCLOSURE ABOUT MARKET RISK .......................... 20-21

PART II.           OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS .....................................    22

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .............    23

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................    23

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS ...................................... 23-24

          ITEM 5.  OTHER INFORMATION .....................................    24


          *        SIGNATURES ............................................    25

                         TENGASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      June 30,      December 31,
                                                        2002            2001
                                                    (Unaudited)
                                                    -----------      -----------
Current Assets:
  Cash and cash equivalents                         $   101,085      $   393,451
  Investments                                            75,000          150,000
  Accounts receivable, net                              685,529          661,475
  Participant receivable                                118,087           84,097
  Inventory                                             159,364          159,364
                                                    -----------      -----------

Total current assets                                  1,139,065        1,448,387

Oil and gas properties, net
 (on the basis of full cost accounting)              13,789,957       13,269,930

Completed pipeline facilities, net                   15,135,344       15,039,762

Property and equipment, net                           1,814,460        1,680,104
Restricted cash                                          75,017          120,872
Loan fees, net                                          410,216          496,577
Other                                                    94,721           72,613
                                                    -----------      -----------


                                                    $32,458,780      $32,128,245
                                                    ===========      ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,       December 31,
                                                        2002            2001
                                                    (Unaudited)
                                                    -----------     -----------
Current liabilities
  Current maturities of long-term debt              $ 5,944,112     $ 6,399,831
  Loan payable to Officer                               110,000              --
  Accounts payable-trade                              1,181,919       1,208,164
  Accrued interest payable                               48,313          54,138
  Accrued dividends payable                             125,993         112,458
                                                    -----------     -----------

Total current liabilities                             7,410,337       7,774,591

Long term debt, less current maturities               3,878,224       3,902,757
                                                    -----------     -----------

Total long term debt                                  3,878,224       3,902,757
                                                    -----------     -----------

Total liabilities                                    11,288,561      11,677,348
                                                    -----------     -----------
Preferred Stock
  Cumulative convertible redeemable preferred;
    redemption value $7,072,000 and $5,622,900;
    70,720 and 56,229shares outstanding;
    respectively                                      6,787,218       5,459,050
                                                    -----------     -----------
Stockholders' Equity
  Common stock, $.001 per value,
    50,000,000 shares authorized                         10,810          10,561
   Additional paid-in capital                        40,672,925      39,242,555
   Accumulated deficit                              (26,079,847)    (24,115,382)
   Accumulated other comprehensive loss                 (75,000)             --
   Treasury stock, at cost                             (145,887)       (145,887)
                                                    -----------     -----------

Total stockholders' equity                           14,383,001      14,991,847
                                                    -----------     -----------

                                                    $32,458,780     $32,128,245
                                                    ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS

                                                 For the Three Months Ended          For the Six Months Ended
                                                         June 30,                            June 30,
                                                -----------------------------     -----------------------------

                                                    2002             2001             2002             2001
                                                ------------     ------------     ------------     ------------
Revenues and other income
  Oil and gas revenues                          $  1,233,473     $  1,785,280     $  2,408,917     $  3,214,111
  Pipeline transportation revenues                    63,538           67,025          141,245           67,025
  Interest income                                        657           10,763            1,695           30,250
                                                                 ------------     ------------     ------------

Total revenues and other income                    1,297,668        1,863,068        2,551,857        3,311,386

Costs and other deductions
  Production costs and taxes                         545,505          619,095        1,269,304        1,350,930
  Depletion, depreciation and amortization           487,348          170,957          974,696          268,457
  Interest expense                                   148,297          251,090          301,664          329,014
  General and administrative costs                   646,168        1,050,245        1,286,398        1,804,307
  Professional fees                                  328,547          107,715          445,860          263,480
                                                ------------     ------------     ------------     ------------

Total costs and other deductions                   2,155,865        2,199,102        4,277,922        4,016,188
                                                ------------     ------------     ------------     ------------

Net loss                                            (858,197)        (336,034)      (1,726,065)        (704,802)
                                                ------------     ------------     ------------     ------------

Dividends on preferred stock                         125,942           87,489          238,400          166,267
                                                ------------     ------------     ------------     ------------


Net loss attributable to common shareholders    $   (984,139)    $   (423,523)    $ (1,964,465)    $   (871,069)
                                                ------------     ------------     ------------     ------------
Net loss attributable to common shareholders
  Per share basic and diluted                   $      (0.09)    $      (0.04)    $      (0.18)           (0.09)
                                                ------------     ------------     ------------     ------------
Weighted average shares outstanding               10,784,847       10,172,187       10,714,087       10,030,176
                                                ------------     ------------     ------------     ------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                          Accumulated
                              Common Stock                   Other
                         --------------------   Additional  Compre-                                  Treasury Stock
                                                 Paid in    hensive    Accumulated   Comprehensive ------------------
                           Shares      Amount    Capital      Loss        Deficit        Loss      Shares     Amount       Total
                         ----------   -------  -----------  --------   ------------   -----------  ------   ---------   -----------
Balance
  December 31, 2001      10,560,605   $10,561  $39,242,555             $(24,115,382)               14,500   $(145,887)  $14,991,847
Net Loss                          0         0            0               (1,726,065)                    0           0    (1,726,065)
Comprehensive Loss

  Net Loss                                                                            $(1,726,065)


    Other
      Comprehensive
      Loss

    Net Market
      Valuation
    Adjustment on
      Securities                                            $(75,000)                     (75,000)                          (75,000)
    Available
      for Sale
                                                                                      -----------
  Comprehensive Loss                                                                   (1,801,065)
                                                                                      ===========
Common Stock Issued in
  Private Placements        200,000       200    1,111,799                        0                     0           0     1,111,999
Common Stock Issued in
  Conversion of Debt         20,592        20      119,980                        0                     0           0       120,000
Common Stock Issued on
  Purchase of Equipment      19,582        20      149,980                        0                     0           0       150,000
Common Stock Issued
  for Services                8,500         9       48,611                                                                   48,620
Dividends on
  Convertible Redeemable
  Preferred Stock                 0         0            0                 (238,400)                    0           0      (238,400)
                         ----------------------------------------------------------   ---------------------------------------------
Net loss for the
  six months ended
  June 30, 2002          10,809,279   $10,810  $40,672,925  $(75,000)  $(26,079,847)               14,500   $(145,887)  $14,383,001
                         ==========================================================   =============================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Six    For the Six
                                                     Months Ended   Months Ended
                                                        June 30,     June 30,
                                                          2002         2001
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Operating activities
  Net loss                                            $(1,726,065)  $  (704,802)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depletion, depreciation and amortization                974,696       268,457
  Compensation paid in stock options and common stock      48,621        55,200
  Changes in assets and liabilities
    Accounts receivable                                   (58,044)     (367,082)
    Other current assets                                        0       (59,223)
    Accounts payable                                      (26,245)     (164,693)
    Accrued liabilities                                         0        (2,067)
    Accrued interest payable                               (5,825)      301,596
    Accrued dividends payable                              13,535         8,711
                                                      -----------   -----------

Net cash used in operating activities                    (779,327)     (663,903)
                                                      -----------   -----------

Investing activities
    Additions to property and equipment                  (118,356)     (130,554)
    Net additions to oil and gas properties            (1,020,026)   (2,064,812)
    Net additions to pipeline facilities                 (349,918)   (3,436,777)
    Decrease in restricted cash                            45,855             0
    Other assets                                          (22,108)       41,888
                                                      -----------   -----------

Net cash used in investing activities                  (1,464,553)   (5,590,255)
                                                      -----------   -----------

Financing activities
    Repayments of borrowings                           (1,268,608)     (667,816)
    Proceeds from borrowings                            1,018,356     1,000,000
    Dividends on convertible redeemable
      preferred stock                                    (238,400)     (166,267)
    Proceeds from private placements
      of common stock                                   1,111,998     4,460,766
    Proceeds from private placements
      of preferred stock                                1,328,168     1,755,000
                                                      -----------   -----------

Net cash provided by financing activities               1,951,514     6,381,683
                                                      -----------   -----------

Net change in cash and cash equivalents                  (292,366)      127,525

Cash and cash equivalents, beginning of period            393,451     1,603,975
                                                      -----------   -----------

Cash and cash equivalents, end of period              $   101,085   $ 1,731,500
                                                      ===========   ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K.

(2)       GOING CONCERN UNCERTAINTY

          The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern which assumes realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations through the continuation of its drilling program in the Tennessee Swan Creek Field. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $26,079,847 and a working capital deficit of $6,271,272 as of June 30, 2002. On April 5, 2002, the Company was informed by its primary lender that $6,000,000 of its outstanding credit facility was due and payable within 30 days, as provided for in the Credit Agreement between the Company and its lender. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has disputed its obligation to make this payment under the terms of the Credit Agreement. On May 2, 2002, the Company filed suit in Federal Court to restrain Bank One from taking further action under the terms of the Credit Agreement. The Company is attempting to obtain alternative financing to replace Bank One. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy their current obligations. The Company has deferred loan costs relative to the Bank One credit facility which it is amortizing over the 36 month term of the loan. If this credit facility is terminated, the unamortized balance of deferred loan fees of $410,216 at June 30, 2002 would be immediately expensed.

          The Company is reducing this loan by $200,000 per month plus interest which the Company contends is its correct obligation to Bank One pursuant to the Credit Agreement.

(3)       SALES OF EQUIPMENT

          During the third quarter of 2001, the Company sold two fully depreciated compressors to Miller Petroleum, Inc. ("Miller"), a joint venturer with the Company, for $150,000. In exchange for this equipment, the Company agreed to accept 150,000 shares of Miller's stock which had an approximate fair value of $1 per share.

          These investment securities are considered available-for-sale and are reported at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2001, the cost and fair value of available-for-sale securities was $150,000. At June 30, 2002, the fair value of these available-for-sale securities was $75,000. The related unrealized loss of $75,000 during the three months ended June 30, 2002, has been reflected in the accompanying Statement of Stockholders' Equity.

(4)       EARNINGS PER SHARE

          In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted loss per share are based on 10,784,847 and 10,172,187 weighted average shares outstanding for the quarters ended June 30, 2002 and 2001, respectively. Basic and diluted loss per share are based on 10,714,087 and 10,030,176 weighted average shares outstanding for the first six months ended June 30, 2002 and 2001, respectively. The June 30, 2001 figures have been retroactively adjusted to reflect the 5% stock dividend declared as of September 4, 2001 which was distributed on October 1, 2001. During the three month and six month periods ended June 30, 2002, potential weighted average stock equivalent outstanding were approximately 1,102,000 during both periods. Potential weighted average common shares outstanding for the three month and six month periods ended June 30, 2001 were 1,490,000 and 1,506,000, respectively. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.

(5)       NEW ACCOUNTING PRONOUNCEMENTS:

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards did not have an effect on the Company's financial position or results of operations.

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

          SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recision of No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Correction." SFAS No. 4 which was amended by SFAS No. 64 required all gains and losses from the extinguishment of debt to be aggregated and if material classified in an extraordinary item net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company's consolidated financial statements.

          In July 2002, The Financial Accounting Standards Board (FASB) issued No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3.

          Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not currently have any plans for exit or disposal activities, and therefore does not expect this standard to have a material effect on the Company's consolidated financial statements upon adoption.

(6)       STOCK OPTIONS

          For the six months ended June 30, 2002, no stock options were issued or exercised. During the six months ended June 30, 2001, the Company extended the exercise period of one employee's stock option who was retiring resulting in recorded compensation of $55,200.

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

          On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company's Kansas properties ($1,427,309.25); (2) to repay the internal financing provided by directors and shareholders on the Company's recently completed 65-mile Tennessee intrastate pipeline system ($3,895,490.83); (3) to repay a note payable to Spoonbill, Inc. ($1,080,833.34); (4) to repay a purchase money note due to M.E. Ratliff, the Company's chief executive officer, for purchase by the Company of a drilling rig and related equipment in the amount of ($1,003,844.44); and (5) to repay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, who at that time was a director of the Company, in the amount $304,444.44. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility.

          On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company has filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. No further developments have occurred since the filing of the lawsuit. (See Note 2)

(8)       SALES OF PREFERRED STOCK:

          During the three months ended June 30, 2002, the Company sold 14,491 shares of its Series C 6% Cumulative Convertible Redeemable Preferred Stock $100 Par Value ("Series C Shares") pursuant to a private placement offering which terminated on July 15, 2002. Net proceeds of the offering, after issuance costs, totaled $1,328,168.

(9)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          During the six months ended June 30, 2002, the Company converted debt of $120,000 into 20,592 shares of common stock. Additionally, during this period, the Company acquired equipment with a fair market value of $150,000 through an exchange of 19,582 shares of common stock.

          Cash paid for interest during the six months ended June 30, 2002 and 2001 was approximately $253,351 and $274,876 respectively.

          The Company issued 8,500 shares for payment of public relations work performed in the amount of $48,620.

(10)      LOAN PAYABLE TO RELATED PARTY

          During the second quarter of 2002, the Company received a short term loan from an officer of the Company to fund operating cash deficiencies. No interest was charged on the loan, and the balance of $110,000 was repaid in July 2002.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

          KANSAS

          During the second quarter of 2002, the Company produced and sold 36,318 barrels of oil and 69,884 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. April production was 11,661 barrels of oil and 24,422 Mcf of gas. May production was 11,869 barrels and 20,754 Mcf. June production was 12,788 barrels and 24,708 Mcf of gas. The second quarter production of oil of 36,318 barrels compares to 35,806 barrels produced in the first quarter of 2002. The second quarter production of 69,884 Mcf of gas compares to 76,899 Mcf produced in the first quarter. In summary, the second quarter production reflected expected stable production levels as compared to first quarter production from these properties that have been in production for many years.

          TENNESSEE

          During the second quarter of 2002, the Company produced gas from 25 wells in the Swan Creek field which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant ("BAE") and Eastman Chemical Company ("Eastman").

          Declines in production in the Swan Creek Field experienced in the last quarter of 2001 and the first quarter of 2002 began to stabilize in March 2002 at approximately 2.5 million cubic feet per day as additional work and repairs to eliminate fluid problems in the wells which had obstructed and significantly reduced the flow of gas were completed. Although the Company was capable of continuing to deliver this amount of gas on a daily basis, volumes of gas sold to BAE and Eastman in the second quarter declined in the first part of the quarter primarily due to factors beyond the Company's control. First, for three weeks in April 2002 and the first week of May 2002, BAE did not purchase any gas from the Company due to its own internal production scheduling and in order to allow it to connect additional gas burning facilities to its operations. Second, the Company was unable to schedule delivery of the volumes of gas it would ordinarily sell to BAE on such short notice to its other customers, including Eastman. As a result of these factors, daily average production sold to Eastman and BAE in the second quarter ranged from approximately 1,872 MCF per day in April 2002 to 2,552 MCF per day in June 2002. However, by the end of the quarter, the volumes of gas being sold by the Company to BAE and Eastman were virtually the same as had been sold in March, 2002. Actual volumes of gas produced during the quarter were 58,320 Mcf in April, 68,937 Mcf in May and 76,589 Mcf in June.

          Similarly, for a period from June 28, 2002 through July 29, 2002, the Company's other industrial customer, Eastman, temporarily ceased its purchases from the Company because the Company was delivering most of its then available volumes to supply BAE's newly increased requirements. The Company was unable to sell all volumes of gas exceeding BAE's increased requirements to Eastman, although the Company was able to produce these volumes, because Eastman requires a minimum for its meters that available volumes did not exceed, and a uniform rate of delivery that taking short term volumes would interrupt. During the time Eastman was not purchasing gas from the Company, BAE purchased these additional volumes until BAE experienced a partial equipment outage on July 15, 2002 and reduced its purchased volumes. As a result of these occurrences which were not within the control of the Company, the Company's sales volume to BAE and Eastman in July, 2002 was 42,382 Mcf or an average of 1,367 Mcf per day. Eastman recommenced its purchases of gas from the Company on July 29, 2002. The Company has utilized these respective periods of temporary reduction of sales volumes to add additional metering and regulating facilities to the pipeline facilities at BAE SYSTEMS. Together with the existing metering and regulating facilities at Eastman, the Company anticipates that it will now be able to more rapidly adjust the delivered quantities between its industrial customers in order to assure that the gas deliverable on a daily basis from the Swan Creek Field may be in fact delivered to at least one of its customers despite temporary short-term fluctuations in the other customer's requirements. This capability will have the additional beneficial effect of more effectively stabilizing the production rates from the Company's gas wells. The Company is presently delivering gas to both BAE and Eastman at the full current deliverability from the Swan Creek field and expects daily deliveries to continue at full production rates with minor, if any, future interruptions as a result of fluctuation in one customer's usage requirements.

          During the second quarter,  the Company  commenced  drilling three new
wells  in  the  Swan  Creek  field  to  increase   production   capability   and
deliverability to BAE and Eastman.

          The Company has completed redrilling of the Colson No. 2 well to deepen it and recomplete it as a gas well. This well was perforated on April 26, 2002 and exhibited a 1350psi bottom hole pressure. This well was brought into production gradually to maximize the amount of gas that can be produced from the well, and is producing between 300,000 and 500,000 cubic feet of gas per day as expected upon being placed into full production.

          The Company has drilled the Paul Reed No. 8 well in the Swan Creek field. On July 1, 2002, this well was drilled to a depth of 4600 feet and although gas was present, based on information acquired during drilling, the Company determined that it was more economical to complete this well as an oil well in the Murfreesboro and Stone River formations at a depth of 2500-3200 feet. The Company is in the final stages of completing the well and thereafter determining the level of expected oil production.

          The Company has drilled the Paul Reed No. 9 well in the Swan Creek field to a total depth of 4860 feet and completed the well as a gas well. The well will be connected to the Company's pipeline in August, 2002 and is expected to produce approximately 400,000 cubic feet of gas per day.

          The Company hopes to drill several more new wells within the Knox formation in the Swan Creek field. Because the Knox formation has been defined by the accumulation of data from the previously drilled wells, new locations and new wells are expected to contribute significantly to achieving increases to production totals. The Company is hopeful that production from these new wells will be in line with the production from its best existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field. Although no assurances can be made, the Company believes that, once this work is completed and the new wells are drilled, production from the Swan Creek Field will substantially increase by the end of 2002. Although the

Company is continuing with its drilling program, the Company currently does not have sufficient funds to complete its drilling program. The Company is attempting to obtain financing to complete the drilling program and believes it will be able to do so, however, there is no guarantee that the Company will be able to do so.

          The wildcat well drilled by the Company in Cocke County, Tennessee, 40 miles southeast of its producing Swan Creek oil and gas field in Hancock County in a joint venture with Southeast Gas & Oil Corp., Newport, Tennessee reached its target depth of 3690 feet on June 30, 2002 but failed to encounter hydrocarbons in commercial quantities. However, indications of the presence of oil and gas in noncommercial quantities were found, and the Company may consider additional exploration activities in the area based on the information acquired from the drilling of this well.

          The Company also intends to commence drilling in other formations in its Swan Creek Field. To date, drilling in the Swan Creek Field has focused on production of gas primarily from the Knox formation. This is a lower Ordovician Dolomite, and the heart of the anticline structure at Swan Creek. However, immediately adjacent to this formation and shallower over these formations are other formations which the Company believes have potential for gas production. The Stones River and Trenton formations hold the possibility for both oil and gas and have produced some gas to date. These Upper Ordovician formations have not been a primary target for gas production, but the shallower depths needed for drilling and the moderate gas production might make a potential significant source for additional gas production. With the completion of only one well in the Trenton formation which is producing approximately 100 Mcf per day, the impact of these targets is has not yet been defined. The Company also plans to drill a 12,000 to 15,000 feet deep test well in the Company's Swan Creek field, which the Company believes may have high potential for significant additional volumes of natural gas. The current wells in this field are all approximately 5,000 feet deep. Although the Company had expected to commence drilling on or before December 31, 2002, the Company now anticipates that drilling will be postponed until additional funds become available and the dispute between the Company and its primary lender Bank One are resolved. See Liquidity and Capital Resources, below.

          COMPARISON OF THE QUARTERS ENDING JUNE 30, 2002 AND 2001

          The Company recognized $1,233,473 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2002 compared to $1,785,280 in the second quarter of 2001. The decrease in revenues was due to the following reasons: Swan Creek Field gas prices in the second quarter of 2001 averaged $4.36 per Mcf and only $3.39 per Mcf in the second quarter of 2002. Production was approximately the same during the quarters ending June 30, 2002 and 2001. The Swan Creek Field produced 192,960 Mcf and 212,401 Mcf in the second quarter of 2002 and 2001, respectively. The price decrease also affected Kansas gas sales. In total gas sales decreased for both Kansas and Swan Creek Field by approximately $400,000. Swan Creek oil production decreased from 6,667 Bbls in the second quarter of 2001 to 600 Bbls in 2002. This was due to the Company's best oil wells being shut-in during the quarter while the Company was in the process of performing well work-overs. This resulted in an additional decrease in revenues of approximately $112,000. Revenues during this period were affected by losses on hedging activities totaling $120,000 during the three months ended June 30, 2002.

          The Company realized a net loss attributable to common shareholders of $984,139 ($0.09 per share of common stock) during this period compared to a net loss in the second quarter of 2001 to common shareholders of $423,523 ($0.04 per share of common stock).

          Production costs and taxes in the second quarter of 2002 of $545,505 were lower when compared to $619,095 in the second quarter of 2001. The decrease is due primarily to lower maintenance costs in the Kansas operations, as only necessary maintenance procedures were performed.

          Depreciation, Depletion, and Amortization expense for the second quarter of 2002 was $487,348 compared to $170,957 in the second quarter of 2001. This increase is primarily due to significant increases in depletion expense during the second quarter of 2002 ($250,000) as a result of decreases in reserve estimates on oil and gas properties arising from declining commodity prices and certain of the Company's gas wells had decreased production levels at year-end due to problems encountered with liquids in the wells. This decreased production level at year-end was factored into the estimated future proved reserves calculation performed on December 31, 2001, resulting in a lower future proved reserve estimate. The December 31, 2001 Ryder Scott reserve report was used as a basis for the 2002 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. Additionally, the Company took depreciation on its pipeline in the second quarter of 2002 of $127,168, while in the second quarter of 2001 the depreciation was only $63,584 as the Company only used one-half year depreciation in the first year of service. The Company also amortized $43,180 of loan fees relating to the Bank One note.

          Interest expense for the second quarter of 2002 was $148,297 as compared to $251,090 in the second quarter of 2001. This decrease is due to reduced interest rates on the Bank One debt compared to the interest rates on debt associated with financing for the completion of Phase II of the Company's 65-mile pipeline.

          During the second quarter the Company has reduced its general and administrative costs significantly from 2001. Management has made an effort to control costs in every aspect of its operation. Some of these cost reductions included the closing of the New York office and a reduction in personnel from 2001 levels. The second quarter of 2001 was higher than usual due to public relations cost associated with producing the Company's annual report, proxy statement and press releases. The Company also incurred a compensation adjustment of $55,200 in the second quarter of 2001 resulting from the extension of the exercise period for options granted to an employee.

          Professional fees have increased dramatically due to cost incurred for legal and accounting services as a result of the Bank One lawsuit. Recovery of these fees will be included as part of Tengasco's lawsuit against Bank One.

          Dividends on preferred stock have increased from $87,489 in 2001 to $125,942 in 2002 as a result of the increase in the amount of preferred stock outstanding from new private placements occurring during the second quarter of 2002. Additionally, the Series B private placement was not outstanding during the entire second quarter of 2001.

          COMPARISON OF THE SIX MONTH PERIODS ENDING JUNE 30, 2002 AND 2001

          The Company recognized $2,408,917 in oil and gas revenues from the Kansas and Swan Creek oil and gas fields during the six months ended June 30, 2002 compared to $3,214,111 for the six months ended June 30, 2001. This $805,194 decrease in revenues was due to the following reasons: Kansas gas sales decreased approximately $490,000 due to price decreases in the first six months of 2002. Gas production volumes in Kansas remained constant as 146,783 Mcf were produced in 2002 compared to 157,710 Mcf in 2001. Also oil revenues in Kansas decreased by approximately $170,000 due to price decreases, whereas the volumes remained consistent. The Kansas oil field produced 78,256 Bbls of oil in 2001 as compared to 72,124 in 2002. The third reason for the decrease in revenues was due to a decrease in Swan Creek oil production from 20,582 Bbls in 2001 to 5,063 Bbls in 2002. This resulted in approximately a $290,000 decrease in oil sales. The decrease in production was because the Company was in the process of performing well work-overs on its best wells in Swan Creek. During the first six months of 2002, the Company produced 408,593 Mcf of gas from its Swan Creek Field as compared to 212,401 Mcf in 2001, which partially offset the decrease in revenues. The increase in production from the previous year is attributable to production not beginning until April 2001, when the pipeline was completed. Revenues were also affected by losses on hedging activities totaling approximately $160,000 during the six month period ended June 30, 2002.

          The Company incurred a net loss attributable to holders of common stock of $1,964,465 ($0.18 per share) in the first six months of 2002 compared to a net loss of $871,069 ($0.09 per share) in 2001.

          Depletion, Depreciation and Amortization costs have dramatically increased from $268,457 in 2001 to $974,696 in 2002 due to depreciation on the pipeline and an increase in the depletion estimate as explained in the three month comparison. The Company also amortized $86,360 of loan fees relating to the Bank One note.

          Interest costs for 2002 decreased slightly from 2001 levels, due to reduced interest rates with Bank One. However, interest costs of approximately $148,000 were capitalized in the first three months of 2001 during construction of the pipeline which resulted in lower interest expenses during that period.

          General and Administrative Costs have been reduced significantly from 2001 levels as the Company has made an effort to control levels as explained in the three month comparison.

          Professional fees have increased dramatically due to cost incurred for legal and accounting services as a result of the Bank One lawsuit. These fees will be included as part of Tengasco's lawsuit against Bank One.

          Dividends on preferred stock has increased from $166,267 in 2001 to $238,400 in 2002 as a result of the increase in the amount of preferred stock outstanding.

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

          It is the position of the Company that pursuant to the terms of the Credit Agreement Bank One had no right to redetermine the borrowing base until it received a December 1, 2002 reserve analysis, and then only if the value of the reserves was inadequate after applying the same guideline used with all of its other oil and gas borrowers. The schedule of reserve reports required by the Credit Agreement upon which such re-determinations are to be based also specifically sets up a procedure involving an automatic monthly principal payment of $200,000 commencing February 1, 2002. The Company has remained current in payments of this monthly reduction through August 1, 2002. As of June 30, 2002, the outstanding balance was $8,701,776.66.

          As a result of Bank One's unexpected reduction of the borrowing base and the corresponding demand for payment of $6 million, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has had a history of losses from operations and has an accumulated deficit of $25,095,708 and a working capital deficit of $6,507,649 as of March 31, 2002, the Company's ability to continue as a going concern would be uncertain. The Company's independent auditors indicated this going concern uncertainty in their report on the audit of the Company's consolidated financial statements for the year ended December 31, 2001. The Company's ability to continue as a going concern depends upon its ability to obtain long-term debt or raise capital and satisfy its cash flow requirements.

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

          On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million. Bank One did not contest the jurisdiction or venue of the Tennessee federal court in which the case was filed.

          The Company and Bank One have engaged in efforts to reach an agreed upon resolution of the matters raised in the lawsuit filed by the Company but to date no agreement has been reached and therefore the filed litigation is being actively pursued. The Company has not, however, terminated the possibility of additional discussion and would consider a satisfactory agreed upon resolution of the matter. Initial disclosures are being made and depositions are expected to commence by late summer of 2002. No hearings have occurred or been scheduled in the court proceeding. The Company has filed initial written discovery requests from Bank One. No trial date has been set.

          On April 26, 2002, the Board of Directors authorized the issuance by private placement offering of a new series of preferred stock, Series C 6% Cumulative Convertible Preferred Stock ("Series C Shares") in a minimum amount of $1 million and a maximum amount of $5 million. During the second quarter 14,491 Series C Shares were sold raising $1,449,100. The net revenues to the Company from the offering, after issuance costs, were $1,328,168. The offering was closed on July 15, 2002. The capital raised from the offering is being used to provide funds to pay for reworking of wells, to continue the drilling program in the Swan Creek Field to increase production, and to provide working capital.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

          COMMODITY RISK

          The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations for the first six months of 2002 ranged from a low of $15.20 per barrel to high of $24.77 per barrel. Gas price realizations ranged from a monthly low of $1.91 per Mcf to a monthly high of $3.40 per Mcf during the same period.

          As required by its Credit Agreement with Bank One the Company entered into hedge agreements on December 28, 2001 on notional volumes of oil and natural gas production for the first seven months of 2002 in order to manage some exposure to oil and gas price fluctuations. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when earned since the Company's positions are not considered hedges for financial reporting purposes. Notional volumes associated with the Company's derivative contracts are 27,000 barrels and 630,000 MMBtu's for oil and natural gas, respectively. The Company does not generally hold or issue derivative instruments for trading purposes. These hedge agreements expired in June 2002 and have not been renewed. Hedging activities resulted in a loss to the Company of approximately $160,000 during the six months ended June 30, 2002.

          At December 31, 2001, the Company's open natural gas and crude oil price swap positions are not considered to have a material fair value. Assuming natural gas production and sales volumes remain consistent with levels for the month of December 2001 during the entire year of fiscal 2002, management believes that a 10 percent decrease in natural gas prices from June 2002 price levels would reduce the Company's natural gas revenues by approximately $497,000 on an annual basis. Assuming crude oil production and sales volumes remain consistent with levels for the month of December 2001 during the entire year of fiscal 2002, management believes that a 10 percent decrease in crude oil prices from June 2002 price levels would reduce the Company's crude oil revenues by approximately $382,000 on an annual basis.

          INTEREST RATE RISK

          At June 30, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $8.7 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $1.2 million has fixed interest rates ranging from 7.5% to 11.95%. As a result, the Company's annual interest costs in 2002 would fluctuate based on short-term interest rates on approximately 88% of its total debt outstanding at March 31, 2002. The impact on annual interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately .5 basis points) would be approximately $50,000, assuming borrowed amounts under the credit facility remain at $8.7 million. The Company did not have any open derivative contracts relating to interest rates at June 30, 2002.

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

PART II   OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          On May 2, 2002, the Company filed suit in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. It is the position of the Company that Bank One's demand that the Company reduce its loan from $9,101,776.66 to $3,101,776.66 within thirty days, coming as it did only four months after the loan was made, in the absence of any change in the Company's production of oil and gas from the time the loan was closed or the condition of the Company's assets, without any warning and prior to the receipt of the December 2002 reserve report, without any basis or explanation, is a violation of the terms of the Credit Agreement and an act of bad faith. The Company is seeking a jury trial and actual damages sustained by it as a result of this arbitrary, wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million. On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million. No hearings have occurred or been scheduled in the court proceeding. The Company has filed initial written discovery requests from Bank One. No trial date has been set.

          On July 29, 2002, the Chancery Court granted summary judgment confirming an arbitration award dated October 30, 2001. The arbitration was between the Company's wholly owned subsidiary Tengasco Pipeline Corporation ("TPC") and King Pipeline & Utility Company ("King"), the contractor for the construction of Phase II of the Company's pipeline and concerned disputes concerning final billings by King for the pipeline construction. The award found that King was entitled to recover the sum of $266,390.66 for straw matting work performed by King; that King was entitled to retain the $72,500 payment made to it by TPC for clearing and grubbing work, and that King be awarded its attorneys fees of approximately $14,000 plus interest at the statutory rate from date of the award. TPC moved for relief from the award in the Chancery Court in Knox County, Tennessee, and King moved for confirmation of the award by the Court. Formal entry of the judgment is expected by August 16, 2002. Pending entry of judgment, the parties are engaged in settlement discussions and a settlement appears likely at a discount from the amount granted in the award. In the event settlement is concluded, no appeal of the trial court's order confirming the award would be taken by TPC. If no settlement is concluded, TPC will appeal on all available grounds. In the event of settlement or an unfavorable result on an appeal, and payment is made to settle or satisfy the award, then based on the evidence presented at the arbitration hearing, the Company and TPC intend to seek recovery of the payments made to King as an additional element of damages being sought from Caddum, Inc., the project engineer, in the action now pending in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., which is set for trial in February, 2003. Potential exposure of approximately $300,000 will be accrued and added to the pipeline asset once all matters above are resolved.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the second quarter of 2002, the Company sold 14,491 shares of its Series C 6% Cumulative Convertible Preferred stock ($100 par value) (the "Series C Shares") to nine investors pursuant to a private placement offering under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The number of shares of the Company's Common Stock into which the Series C Shares are convertible assuming the floor conversion price of $5.00 per share is 289,820. The offering raised $1,449,100. The net proceeds of the offer, after net of issuance cost, which totaled $1,328,168, is being used by the Company for its drilling program in the Swan Creek Field and working capital, as the Company deems appropriate.

          During the second quarter of 2002, 100,000 shares of restricted common stock were sold to Bill L. Harbert, a Director of the Company who at the time of the transaction was not a Director in a private placement, 10,296 shares were issued pursuant to the conversion of convertible notes by several individuals and 8,500 shares were issued for payment for public relations work performed.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders of the Company was held on June 27, 2002.

          (b) The first item voted on was the election of Directors. Joseph E. Armstrong, Benton L. Becker, Bill L. Harbert, Robert D. Hatcher, Jr., Malcolm E. Ratliff and Charles Stivers were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 7,065,570 votes for Joseph E. Armstrong and 55,898 withheld; 7,065,680 votes for Benton L. Becker and 55,788 withheld;7,065,643 votes for Bill L. Harbert and 55,825 withheld;7,065,538 votes for Robert D. Hatcher, Jr. and 55,930 withheld; 7,007,500 votes for Malcolm E. Ratliff and 113,968 withheld; and, 7,062,830 votes for Charles Stivers and 58,638 withheld.

          A majority of votes at the meeting having voted for them, Messrs. Armstrong, Becker, Harbert, Hatcher, Ratliff and Stivers were duly elected as Directors of the Company.

          (c) The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 2002. The results of the voting were as follows:

                           7,099,365 votes for the resolution,
                           13,408 votes against and
                           8,695 votes abstained.

          A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.

ITEM 5    OTHER INFORMATION

          None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

          Dated: August 13, 2002                TENGASCO, INC.


                                                By: /s/ JEFFREY R. BAILEY
                                                    --------------------------
                                                        Jeffrey R. Bailey
                                                        President



                                                By: /s/ MARK A. RUTH
                                                    --------------------------
                                                        Mark A. Ruth
                                                        Chief Financial Officer

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          (A)       I have reviewed the Quarterly Report on Form 10-Q;

          (B) To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this Report.



                                                 /s/ MALCOLM E. RATLIFF
                                                 ------------------------------
                                                     Malcolm E. Ratliff
                                                     Chief Executive Officer

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          (A)       I have reviewed the Quarterly Report on Form 10-Q;

          (B) To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this Report.


                                                 /s/ MARK A. RUTH
                                                 ------------------------------
                                                 Mark A. Ruth
                                                 Chief Financial Officer