Form 10-Q/A
period 2002-09-30
TENGASCO INC
filed 2002-11-15
CIK 1001614

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly period ended September 30, 2001


                           Commission File No. 0-20975


                         Tengasco, Inc. and Subsidiaries
        ----------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,960,326 common shares at September 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes___  No _X_

This amendment on Form 10-Q/A amends the previously filed quarterly report on Form 10-Q of Tengasco, Inc. and subsidiaries for the three month and nine month periods ended September 30, 2001 to correct a change in the Company's depletion estimate. The Company increased its depletion estimate by $562,000 due to results disclosed in the reserve analysis which was based on the June 30, 2001 Ryder Scott report. Additionally, this Form 10-Q/A corrects a footing error totaling $ 86,018 on the Statement of Cash Flows for the nine-month period ended September 30, 2001.

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
PART I.             FINANCIAL INFORMATION

          ITEM 1.              FINANCIAL STATEMENTS

          *         Condensed Consolidated Balance Sheets as of September 30,
                    2001 and December 31, 2000.................................   3-4

          *         Condensed Consolidated Statements of Loss for the three
                    and nine months ended September 30, 2001 and 2000..........     5

          *         Condensed Consolidated Statements of Stockholders'
                    Equity for the nine months ended September 30, 2001........     6

          *         Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2001 and 2000..............     7

          *         Notes to Condensed Consolidated Financial Statements.......  8-11

          ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS.......................................... 12-17

          ITEM 3.       QUANTITATIVE AND QUALITATIVE
                        DISCLOSURE ABOUT MARKET RISK...........................    17


PART II.            OTHER INFORMATION
          ITEM 1.       LEGAL PROCEEDINGS                                          18

          ITEM 2.       CHANGES IN SECURITIES AND
                        USE OF PROCEEDS........................................    19

          ITEM 6.       EXHIBITS AND 8-K REPORTS...............................    19

          *         Signature..................................................    20

          *         Certifications............................................. 21-23

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        September 30, 2001  December 31, 2000
                                                           (Unaudited)
                                                        ------------------  -----------------
Current Assets:
  Cash and cash equivalents                                $   918,947         $ 1,603,975
  Trade accounts receivable, net                             1,046,527             684,132
  Accounts receivable                                          150,000                   0
  Well participants receivable                                  80,874              65,254
  Other current assets                                         301,345             251,345
                                                           -----------         -----------

Total current assets                                         2,497,693           2,604,706

Oil and gas properties, net (on the basis of full cost
  accounting)                                               12,806,909           9,790,047

Completed pipeline facilities, net                          14,704,636           4,200,000

Pipeline facilities, under construction, at cost                     0           6,847,038

Property and equipment, net                                  1,626,651           1,677,432

Other                                                           55,613             105,501
                                                           -----------         -----------

                                                           $31,691,502         $25,224,724
                                                           ===========         ===========









      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30, 2001   December 31, 2000
                                                               (Unaudited)
                                                            ------------------   -----------------
Current liabilities
  Current maturities of long-term debt-related party          $    500,000         $    500,000
  Current maturities of long-term debt                           2,514,648            1,608,486
  Accounts payable-trade                                           952,836            1,016,462
  Accrued interest payable                                         213,856               56,657
  Accrued dividends payable                                        112,458               78,778
  Accrued liabilities                                               60,588               52,640
                                                              ------------         ------------

Total current liabilities                                        4,354,386            3,313,023

Long-term debt-related parties,
  less current maturities                                        4,805,728            4,845,000

Long-term debt, less current maturities                          1,276,405            2,263,599
                                                              ------------         ------------

Total long-term debt                                             6,082,133            7,108,599
                                                              ------------         ------------

Total liabilities                                               10,436,519           10,421,622
                                                              ------------         ------------
Preferred Stock
  Convertible redeemable preferred; redemption value
    $5,622,900 and $3,938,900; 56,229 and 39,389
    shares outstanding; respectively                             5,622,900            3,938,900
                                                              ------------         ------------
Stockholders'Equity
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 9,960,326 and 9,295,558
    shares outstanding; respectively                                 9,962                9,296
  Common stock dividend distributable (498,016 shares)                 498                    0
  Additional paid-in capital                                    38,445,159           25,941,709
  Accumulated deficit                                          (22,823,536)         (15,086,803)
                                                              ------------         ------------

Total stockholders' equity                                      15,632,083           10,864,202
                                                              ------------         ------------

                                                              $ 31,691,502         $ 25,224,724
                                                              ============         ============








     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIAIRES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                   (Unaudited)


                                                         For the Three Months Ended     For the Nine Months Ended
                                                                 September 30,                  September 30,
                                                        ----------------------------   ----------------------------
                                                             2001           2000            2001            2000
                                                        ------------    ------------   ------------    ------------
Oil and gas revenues                                    $  2,306,279    $  1,666,583   $  5,550,640    $  4,116,778
Pipeline transportation revenues                             127,479              --        194,504              --
Equipment sales                                              150,000               0        150,000               0
                                                        ------------    ------------   ------------    ------------

Total revenues                                             2,583,758       1,666,583      5,895,144       4,116,778
                                                        ------------    ------------   ------------    ------------

Costs and other deductions
  Production costs and taxes                               1,112,471         664,526      2,463,401       1,920,087
  Depletion, depreciation and amortization                   779,551          63,000      1,048,008         189,000
  Interest expense                                           248,328          95,686        577,342         299,844
  General and administrative costs                           763,569         679,479      2,567,876       1,794,501
  Legal and accounting                                        58,436          78,983        321,916         278,124
                                                        ------------    ------------   ------------    ------------

Total costs and other deductions                           2,962,355       1,581,674      6,978,543       4,481,556
                                                        ------------    ------------   ------------    ------------

Net income (loss)                                           (378,597)         84,909     (1,083,399)       (364,778)
                                                        ------------    ------------   ------------    ------------

Dividends on preferred stock                                 112,458          66,845        278,725         178,778
                                                        ------------    ------------   ------------    ------------

Net income (loss) attributable to common shareholders   $   (491,055)   $     18,064   $ (1,362,124)   $   (543,556)
                                                        ------------    ------------   ------------    ------------
Net income (loss) attributable to common shareholders
  Per share basic and diluted                           $      (0.05)   $       0.00   $      (0.13)   $      (0.06)
                                                        ------------    ------------   ------------    ------------
Weighted average shares outstanding                       10,393,140       9,318,097     10,303,126       9,153,935
                                                        ------------    ------------   ------------    ------------








      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                  Common Stock           Common Stock    Additional
                                          --------------------------       Dividend        Paid In      Accumulated
                                             Shares         Amount      Distributable      Capital         Deficit
                                          ------------  ------------    -------------   ------------   ------------
Balance December 31, 2000                    9,295,558    $   9,296            0       $ 25,941,709    $(15,086,803)

Common stock issued                                  0            0          498          6,374,111      (6,374,609)
with 5% stock dividend

Common stock issued in                         358,733          359            0          3,640,840               0
private placements, net

Common stock issued on                          33,872           34            0            221,967               0
conversion of debt

Common stock issued as a                         1,159            1            0             14,776               0
charitable donation

Stock options exercised                        258,657          259            0          2,180,768               0

Conversion of preferred stock
to common stock                                 12,347           13            0             70,988               0

Dividends on
convertible redeemable preferred stock               0            0            0                  0        (278,725)

Net loss for the nine months
ended September 30, 2001                             0            0            0                  0      (1,083,399)
                                          ------------    ---------      -------       ------------    ------------

Balance, September 30, 2001                  9,960,326    $   9,962      $   498       $ 38,445,159    $(22,823,536)
                                          ============    =========      =======       ============    ============











      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Nine        For the Nine
                                                                     Months Ended        Months Ended
                                                                  September 30, 2001  September 30, 2000
                                                                     (Unaudited)         (Unaudited)
                                                                     -----------      ------------------
Operating activities
    Net loss                                                         $(1,083,399)       $  (364,778)
    Adjustments to reconcile net loss to net cash
    Used in operating activities:
    Depletion, depreciation and amortization                           1,048,008            189,000
    Compensation paid in stock options                                    55,200                  0
    Changes in assets and liabilities
       Accounts receivable                                              (528,015)          (156,101)
       Other current assets                                              (50,000)           (73,103)
       Accounts payable                                                  (63,626)          (232,661)
       Accrued liabilities                                                 7,948           (133,617)
       Accrued Interest payable                                          157,199                  0
                                                                     -----------        -----------

Net cash used in operating activities                                   (456,685)          (771,260)
                                                                     -----------        -----------
Investing activities
       Net additions to oil and gas properties                        (3,871,362)          (796,682)
       Net additions to pipeline facilities and other
         property and equipment                                       (3,800,325)        (3,060,741)
       Decrease in restricted cash                                             0            625,000
       Other assets                                                       49,888             23,000
                                                                     -----------        -----------

Net cash used in investing activities                                 (7,621,799)        (3,209,423)
                                                                     -----------        -----------
Financing activities
       Proceeds from borrowings                                        1,000,000          3,945,595
       Repayments of borrowings                                       (1,120,304)        (2,081,434)
       Dividends paid on convertible redeemable preferred stock         (245,045)          (178,781)
       Proceeds from private placements of common stock, net,
         and exercise of stock options                                 6,003,805          2,696,700
       Proceeds from private placements of preferred stock             1,755,000          1,950,000
                                                                     -----------        -----------

Net cash provided by financing activities                              7,393,456          6,332,080
                                                                     -----------        -----------
Net change in cash and cash
       equivalents                                                      (685,028)         2,351,397

Cash and cash equivalents, beginning of period                         1,603,975            420,590
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $   918,947        $ 2,771,987
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

(2) This amendment on Form 10-Q/A amends the previously filed quarterly report on Form 10-Q of Tengasco, Inc. and subsidiaries for the three month and nine month periods ended September 30, 2001 to correct a change in the Company's depletion estimate. The Company increased it's depletion estimate by $562,000 due to results disclosed in the reserve analysis which was based on the June 30, 2001 Ryder Scott report. Additionally, this Form 10-Q/A corrects a footing error totaling $ 86,018 on the Statement of Cash Flows for the nine-month period ended September 30, 2001.

(3) During 2000, the Company acquired debt financing in the amount of $3,850,000 from two members of the board of directors, one affiliate, and two shareholders in order to complete construction of its pipeline from Swan Creek to Kingsport. The terms of the debt provide for the directors to receive a throughput fee once production begins. This fee is to continue until the debt is repaid. The throughput fee is 10 cents per MMBtu delivered through the pipeline in proportion to the director's proportion of total debt. The volume delivered shall be calculated on a monthly basis. The original agreement provided for quarterly interest payments to begin June 2001. The holders of the note agreed to extend the interest repayment term to commence on July 15, 2001. All other terms of the agreement remain in effect. Principle and interest payments are being made monthly over the next fifty-four months. All payments are current.

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

(4) During the third quarter of 2001, the Company sold two fully depreciated compressors to Miller Petroleum, Inc.("Miller"), a joint venture with the Company, for $150,000. In exchange for this equipment, the Company agreed to accept 150,000 shares of Miller's stock which had an approximate stock price of $1 per share. The Company recorded a receivable for $150,000 until the stock was legally transferred on October 16, 2001.

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

     The fair market value of the additional shares issued, aggregating $6,374,609, was charged to accumulated deficit, and common stock dividend distributable and additional paid-in- capital were increased by $498 and $6,374,111, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

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

Results of Operations and Financial Condition

Comparison of the Quarters Ending September 30, 2001 and 2000

The Company recognized $2,433,758 in oil and gas revenues and transportation revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2001 compared to $1,666,583 in the third quarter of 2000. This increase in revenues was due primarily to gas production from the Swan Creek Field in the third quarter. The Swan Creek Field produced 434,557 MCF of gas, resulting in $1,090,000 of net revenues. Although production was approximately the same during the quarters ending September 30, 2001 and 2000, Kansas oil revenues were down approximately $87,000 and gas revenues were down approximately $123,000 in the third quarter of 2001 due to a decrease in oil prices from the third quarter of 2000. Oil prices in the third quarter of 2000 were approximately $29.50 per BBL and gas prices were approximately $4.10 per MCF whereas the prices in the third quarter of 2001 were approximately $24.25 per BBL and gas prices were approximately $2.70 per MCF. Additionally, during the three months ended September 30, 2001, the Company sold two fully depreciated compressors, resulting in other income of $150,000.

The Company realized net loss attributable to common shareholders of (491,055) ($.05 per share of common stock) during this period compared to a net income in the third quarter of 2000 to common shareholders of $18,064 ($.00 per share of common stock).

Production costs and taxes in the third quarter of 2001 of $1,112,471 were higher when compared to $664,526 in the third quarter of 2000. The increase is primarily due to production cost, severance taxes and gas royalties resulting from the increased production from the Swan Creek Field.

Depreciation, Depletion and Amortization expense for the third quarter of 2001 was $779,551, compared to $63,000 in the third quarter of 2000. This increase is primarily due to significant increases in depletion expense during the third quarter of 2001, (612,000) as a result of decreases in reserve estimates on oil and gas properties arising from the Companies gas wells had decreased production levels due to problems encountered with liquids in the wells. This decreased production level was factored into the estimated future proved reserves calculated on June 30, 2001 resulting in a lower future reserve estimate. The June 30, 2001 Ryder Scott reserve report was used as a basis for the September 30, 2001 estimate. Additional increases in depreciation was due to the Company's depreciation on its completed 65-mile pipeline for the first time in the year 2001.

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

Comparison of the Nine Month Periods Ending September 30, 2001 and 2000.

The Company recognized $5,745,144 in oil and gas revenues and transportation revenues from the Kansas and Swan Creek oil and gas fields during the nine months ended September 30, 2001 compared to $4,116,778 for the nine months ended September 30, 2000. This $1,778,366 increase in revenues was due primarily to gas production from the Swan Creek Field in the second and third quarters of 2001. In the nine months ended September 30, 2001, the Swan Creek Field produced 646,958 MCF of gas, resulting in $1,800,491 of net revenues. Kansas gas revenues for the nine months ended September 30, 2001 were approximately $276,000 higher than those for the nine-month period ended September 30, 2000. This change was due to an increase in price per MCF from the nine months ended September 30, 2000; all of the increase was in the first quarter of 2001 as prices were down in the second and third quarters of 2001. Although production was approximately the same during the nine months ending September 30, 2001 and 2000, Kansas oil and Swan Creek oil revenues were down approximately $300,000 in the nine months ended September 30, 2001 compared to the same period in 2000 due to price decreases. Additionally, during the three months ended September 30, 2001, the Company sold two fully depreciated compressors, resulting in other income of $150,000.

Although the Company's nine month revenues increased from the nine months ended September 30, 2000, the Company incurred a net loss available to holders of common stock of $1,362,124 (0.13 per share of common stock) compared to a net loss available to holders of common stock of $543,556 ($0.06 per share of common stock) for the nine months ended September 30, 2000.

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

    Depreciation, Depletion and Amortization expenses for the nine months ended 2001 were $1,048,008, compared to $189,000 for the first nine months of 2000. The primary increase is due to an increase in depletion estimate as explained in the three month comparison. Approximately an additional $147,000 of this increase was due to depreciation being taken on the pipeline for the first time in the second and third quarters of 2001.

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

          Dated: November 13, 2002                    TENGASCO, INC.


                                              BY: /s/ JEFFREY R. BAILEY
                                                  -----------------------
                                                  Jeffrey R. Bailey
                                                  President


                                              By: /s/ MARK A. RUTH
                                                  -----------------------
                                                  Mark A. Ruth
                                                  Chief Financial Officer

                                  CERTIFICATION


          I, Malcolm E. Ratliff, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Tengasco, Inc.

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;




/s/ MALCOLM E. RATLIFF                                November 13, 2002
-----------------------
Malcolm E. Ratliff
Chief Executive Officer

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          (A)  I have reviewed the Quarterly Report on Form 10-Q/A;

          (B)  To the best of my knowledge this Quarterly Report on Form 10-Q/A
(I) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and, (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Tengasco, Inc. And its Subsidiaries during the period covered by this Report.


                                              /s/ MALCOLM E. RATLIFF
                                              ------------------------------
                                              Malcolm E. Ratliff
                                              Chief Executive Officer

                                  CERTIFICATION


          I, Jeffrey R. Bailey, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Tengasco, Inc.

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;




/s/ JEFFREY R. BAILEY                                 November 13, 2002
-----------------------
Jeffrey R. Bailey
President

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          (A)  I have reviewed the Quarterly Report on Form 10-Q/A;

          (B)  To the best of my knowledge this Quarterly Report on Form 10-Q/A
(I) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and, (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Tengasco, Inc. And its Subsidiaries during the period covered by this Report.


                                              /s/ JEFFREY R. BAILEY
                                              ------------------------------
                                              Jeffrey R. Bailey
                                              President

                                  CERTIFICATION


          I, Mark A. Ruth, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Tengasco, Inc.

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;





/s/ MARK A. RUTH                                        November 13, 2002
------------------------
Mark A. Ruth
Chief Executive Officer

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          (A)  I have reviewed the Quarterly Report on Form 10-Q/A;

          (B)  To the best of my knowledge this Quarterly Report on Form 10-Q/A
(i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this Report.

                                              /s/ MARK A. RUTH
                                              ------------------------------
                                              Mark A. Ruth
                                              Chief Financial Officer