Form 10-Q
period 2002-09-30
TENGASCO INC
filed 2002-11-15
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 0-20975

                         TENGASCO, INC. AND SUBSIDIARIES


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


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 11,444,779 COMMON SHARES AT OCTOBER 31, 2002.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                       PAGE

        ITEM 1. FINANCIAL STATEMENTS
                *     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,
                      2001................................................   3-4

                *     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                      THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER
                      30, 2002 AND 2001 (UNAUDITED).......................     5

                *     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                      (UNAUDITED).........................................     6

                *     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                      MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (UNAUDITED).........................................     7

                *     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS..........................................  8-12

                ITEM 2.      MANAGEMENT'S DISCUSSION AND
                               ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS................ 13-19

                ITEM 3.      QUANTITATIVE AND QUALITATIVE
                               DISCLOSURE ABOUT MARKET RISK............... 20-21

                ITEM 4.      CONTROLS AND PROCEDURES......................    22

PART II.                     OTHER INFORMATION

                ITEM 1.      LEGAL PROCEEDINGS............................ 23-24

                ITEM 2.      CHANGES IN SECURITIES AND USE OF
                               PROCEEDS...................................    24

                *            SIGNATURES...................................    25

                *            CERTIFICATIONS............................... 26-31

                         TENGASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 September 30, 2002     December 31, 2001

                                                                   (UNAUDITED)
                                                              ---------------
Current Assets:
  Cash and cash equivalents                                   $       322,539          $      393,451
  Investments                                                          75,000                 150,000
  Accounts receivable, net                                            717,290                 661,475
  Participant receivable                                               69,622                  84,097
  Inventory                                                           159,364                 159,364
                                                              ---------------          --------------

Total current assets                                                1,343,815               1,448,387

Oil and gas properties, net (on the basis of full cost
  accounting)                                                      14,047,392              13,269,930

Completed pipeline facilities, net                                 15,397,420              15,039,762
Property and equipment, net                                         1,783,630               1,680,104
Restricted cash                                                             -                 120,872
Loan fees, net                                                        420,579                 496,577
Other                                                                  53,181                  72,613
                                                              ---------------          --------------

                                                              $    33,046,017          $   32,128,245
                                                              ===============          ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 2002           December 31, 2001
                                                                      (Unaudited)
                                                                  ------------------
Current liabilities
  Current maturities of long-term debt                                $     5,345,417           $      6,399,831
  Accounts payable-trade                                                    1,203,143                  1,208,164
  Accrued interest payable                                                     44,557                     54,138
  Accrued dividends payable                                                   134,194                    112,458
                                                                      ---------------           ----------------
Total current liabilities                                                   6,727,311                  7,774,591

Long term debt, less current maturities                                     4,464,560                  3,902,757
                                                                      ---------------           ----------------
Total long term debt                                                        4,464,560                  3,902,757
                                                                      ---------------           ----------------
Total liabilities                                                          11,191,871                 11,677,348
                                                                      ---------------           ----------------
Preferred Stock
   Cumulative convertible redeemable preferred; redemption
     value $7,072,000 and $5,622,900;
     70,720 and 56,229 shares outstanding; respectively                     6,762,218                  5,459,050
                                                                      ---------------           ----------------
Stockholders' Equity
  Common stock, $.001 par value, 50,000,000 shares
    authorized                                                                 11,460                     10,561
  Additional paid-in capital                                               42,237,276                 39,242,555
  Accumulated deficit                                                     (26,935,921)               (24,115,382)
  Accumulated other
      comprehensive loss                                                      (75,000)                         -
  Treasury stock, at cost                                                    (145,887)                  (145,887)
                                                                      ---------------           ----------------
Total stockholders' equity                                                 15,091,928                 14,991,847
                                                                      ---------------           ----------------
                                                                      $    33,046,017           $     32,128,245
                                                                      ===============           ================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended            For the Nine Months Ended
                                                                  September 30,                        September 30,
                                                        --------------------------------      -------------------------------
                                                             2002               2001              2002               2001
                                                        --------------     -------------      -------------    --------------
Revenues and other income
       Oil and gas revenues                             $    1,450,133     $   2,306,279      $   3,859,050    $    5,550,640
       Pipeline transportation revenues                         56,088           127,479            197,333           194,504
       Interest income                                           1,087                 -              2,782                 -
       Equipment sales                                               -           150,000                  -           150,000

Total revenues and other income                              1,507,308         2,583,758          4,059,165         5,895,144

Costs and other deductions
        Production costs and taxes                             815,293         1,112,471          2,084,597         2,463,401
        Depletion, depreciation and amortization               756,486           779,551          1,731,182         1,048,008
        Interest expense                                       146,382           248,328            448,046           577,342
        General and administrative costs                       417,688           763,569          1,704,086         2,567,876
        Professional fees                                       93,388            58,436            539,198           321,916
                                                        --------------     -------------      -------------    --------------
Total costs and other deductions                             2,229,187         2,962,355          6,507,109         6,978,543
                                                        --------------     -------------      -------------    --------------

Net loss                                                      (721,879)         (378,597)        (2,447,944)       (1,083,399)
                                                        --------------     -------------      -------------    --------------

Dividends on preferred stock                                   134,195           112,458            372,595           278,725
                                                        --------------     -------------      -------------    --------------

Net loss attributable to common shareholders            $     (856,074)    $    (491,055)     $  (2,820,539)   $   (1,362,124)
                                                        --------------     -------------      -------------    --------------

Net loss attributable to common shareholders
     Per share basic and diluted                        $        (0.08)    $       (0.05)     $       (0.26)   $        (0.13)
                                                        --------------     -------------      -------------    --------------

Weighted average shares outstanding                         11,365,431        10,393,140         10,933,588        10,303,126
                                                        --------------     -------------      -------------    --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                            Common Stock
                                            ------------        Additional    Accumulated Other
                                                                 Paid in        Comprehensive      Accumulated    Comprehensive
                                         Shares      Amount     In Capital         Loss              Deficit           Loss
                                         ------      ------     ----------         ----              -------           ----
Balance December 31, 2001              10,560,605   $ 10,561   $ 39,242,555                       $(24,115,382)

Net Loss                                        0          0              0                         (2,447,944)

Comprehensive Loss

     Net Loss                                                                                                     $(2,447,944)

          Other Comprehensive
            Loss


          Net Market Valuation
            Adjustment on Securities
              Available for Sale                                                 $(75,000)                            (75,000)

     Comprehensive Loss                                                                                            (2,522,944)

Common Stock Issued in Private
Placements                                850,000        850      2,676,150                                   0

Common Stock Issued in Conversion
of Debt                                    20,592         20        119,980                                   0

Common Stock Issued on Purchase of
Equipment                                  19,582         20        149,980                                   0

Common Stock Issued for Services            8,500          9         48,611

Dividends on Convertible Redeemable
Preferred Stock                                 0          0              0                            (372,595)

Net loss for the nine months ended
September 30, 2002                     11,459,279    $11,460    $42,237,276      $(75,000)         $(26,935,921)
                                     =============================================================================================


                                           Treasury Stock
                                           --------------

                                         Shares      Amount            Total
                                         ------      ------            -----
Balance December 31, 2001                14,500   $ (145,887)       $14,991,847

Net Loss                                      0            0         (2,447,944)

Comprehensive Loss

     Net Loss

          Other Comprehensive
            Loss


          Net Market Valuation
            Adjustment on Securities
              Available for Sale                                        (75,000)

     Comprehensive Loss

Common Stock Issued in Private
Placements                                    0             0         2,677,000

Common Stock Issued in Conversion
of Debt                                       0             0           120,000

Common Stock Issued on Purchase of
Equipment                                     0             0           150,000

Common Stock Issued for Services                                         48,620

Dividends on Convertible Redeemable
Preferred Stock                               0             0          (372,595)

Net loss for the nine months ended
September 30, 2002                       14,500     $(145,887)   $   15,091,928
===============================================================================



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Nine             For the Nine
                                                                    Months Ended              Months Ended
                                                                  September 30, 2002       September 30, 2001
                                                                     (Unaudited)               (Unaudited)
                                                                     -----------               -----------
Operating activities
     Net loss                                                      $    (2,447,944)        $     (1,083,399)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depletion, depreciation and amortization                            1,731,182                1,048,008
     Compensation paid in stock options and common stock                    48,620                   55,200
     Changes in assets and liabilities
          Accounts receivable                                              (41,340)                (528,015)
          Other current assets                                                   0                  (50,000)
          Accounts payable                                                  (5,021)                 (63,626)
          Accrued liabilities                                                    0                    7,948
          Accrued interest payable                                          (9,581)                 157,199
          Accrued dividends payable                                         21,736                        -
                                                                   ---------------         ----------------
Net cash used in operating activities                                     (702,348)                (456,685)
                                                                   ---------------         ----------------
Investing activities
          Additions to property and equipment                             (154,526)                       -
          Net additions to oil and gas properties                       (1,796,600)              (3,871,362)
          Net additions to pipeline facilities                            (739,162)              (3,800,325)
          Decrease in restricted cash                                      120,872                        0
          Other assets                                                      19,432                   49,888
                                                                   ---------------         ----------------
Net cash used in investing activities                                   (2,549,984)              (7,621,799)
                                                                   ---------------         ----------------
Financing activities
          Repayments of borrowings                                      (2,129,256)              (1,120,304)
          Proceeds from borrowings                                       1,703,103                1,000,000
          Dividends on convertible redeemable preferred stock             (372,595)                (245,045)
          Proceeds from private placements of common stock               2,677,000                6,003,805
          Proceeds from private placements of preferred stock            1,303,168                1,755,000
                                                                   ---------------         ----------------
Net cash provided by financing activities                                3,181,420                7,393,456
                                                                   ---------------         ----------------

Net change in cash and cash
          equivalents                                                      (70,912)                (685,028)

Cash and cash equivalents, beginning of period                             393,451                1,603,975
                                                                   ---------------         ----------------
Cash and cash equivalents, end of period                           $       322,539         $        918,947
                                                                   ===============         ================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's annual report on Form 10-K.

       The accompanying comparative financial statements for the three month and nine month periods ended September 30, 2001 have been amended to reflect an increase in depletion expense recorded in error totaling $562,000. The Form 10 Q/A as of September 30, 2001 has been filed concurrently with this Form 10-Q.

       (2) GOING CONCERN UNCERTAINTY

       The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern which assumes realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations through the continuation of its drilling program in the Tennessee Swan Creek Field. Accordingly, the Company has incurred continuous losses and has an accumulated deficit of $26,935,921 and a working capital deficit of $5,383,496 as of September 30, 2002. On April 5, 2002, the Company was informed by its primary lender that $6,000,000 of its outstanding credit facility was due and payable within 30 days, as provided for in the Credit Agreement between the Company and its lender. The Company's auditors indicated in their report on the audit of the Company's consolidated financial statements for the year ended December 31, 2001 that these circumstances raise substantial doubt about the Company's ability to continue as a going concern.

       The Company has disputed its obligation to make this payment under the terms of the Credit Agreement. On May 2, 2002, the Company filed suit in Federal Court to restrain Bank One from taking further action under the terms of the Credit Agreement. The Company is attempting to obtain alternative financing to replace Bank One. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy their current obligations. The Company has deferred loan costs relative to the Bank One credit facility which it is amortizing over the 36 month term of the loan. If this credit facility is terminated, the unamortized balance of deferred loan fees of $367,036 at September 30, 2002 would be immediately expensed.

       The Company is reducing this loan by $200,000 per month plus interest which the Company contends is its correct obligation to Bank One pursuant to the Credit Agreement.

       On November 5, 2002 the Company announced that it had reached a preliminary agreement with Bank One. N.A. that outlines a settlement that would amicably resolve all issues. The preliminary agreement is subject to the execution of formal settlement documents and provides that Bank One will enter into an Amended and Restated Credit Agreement with the Company maturing in April, 2004 to replace the current credit facility. The principal amount of the amended credit agreement will be the existing indebtedness as of November 1, 2002 which is $7,701,776.66. The Company has maintained strongly that the Bank's action was unwarranted. The Company has reserved the right to approve the form of settlement documents and in considering the form of final documents will maintain a strong posture based on this position. The parties contemplate that the settlement is to be documented and closed on or before November 29, 2002.

(3)    SALES OF EQUIPMENT

       During the third quarter of 2001, the Company sold two fully depreciated compressors to Miller Petroleum, Inc. ("Miller"), a joint venturer with the Company, for $150,000. In exchange for this equipment, the Company agreed to accept 150,000 shares of Miller's stock which had an approximate fair value of $1 per share.

       These investment securities are considered available-for-sale and are reported at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2001, the cost and fair value of available-for-sale securities was $150,000. At September 30, 2002, the approximate fair value of these available-for-sale securities was $75,000. The related unrealized loss of $75,000 during the nine months ended September 30, 2002, has been reflected as Other Comprehensive Loss in the accompanying Statement of Stockholders' Equity.

(4)    EARNINGS PER SHARE

       In accordance with Statement of Financial Accounting Standards(SFAS) No. 128, "Earnings Per Share", basic and diluted loss per share are based on 11,365,431 and 10,393,140 weighted average shares outstanding for the quarters ended September 30, 2002 and 2001, respectively. Basic and diluted loss per share are based on 10,933,588 and 10,303,126 weighted average shares outstanding for the nine months ended September 30, 2002 and 2001, respectively. During the three month and nine month periods ended September 30, 2002, potential weighted average stock equivalents outstanding were approximately 1,102,000 during both periods. Potential weighted average stock equivalents outstanding for the three month and nine month periods ended September 30, 2001 were 1,084,000 and 1,230,000, respectively. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.

(5)    NEW ACCOUNTING PRONOUNCEMENTS:

       In July 2001, the Financial  Accounting  Standards  Board issued SFAS No.
141,

"Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards did not have an effect on the Company's financial position or results of operations.

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

(6)    STOCK OPTIONS

       For the nine months ended September 30, 2002 the Company granted options to purchase 160,742 shares of the Company's common stock at a price of $2.86 per share for a term of three years from August 5, 2002, to employees and directors. None of the stock options granted have been exercised.

       During the nine months ended September 30, 2002, the Company extended the exercise period of one employee's stock option who was retiring resulting in recorded compensation of $55,200.

(7)    LETTER OF CREDIT AGREEMENT

       On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility was $10 million. The interest rate is the Bank One base rate plus one-quarter percent, which at the present time is 5.25%.

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

       On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company has filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. See, Part II, Item 1, Legal Proceedings.

(8)    SALES OF PREFERRED STOCK:

       During the nine months ended September 30, 2002, the Company sold 14,491 shares of its Series C 6% Cumulative Convertible Preferred Stock, $100 Par Value ("Series C Shares") pursuant to a private placement offering which terminated on July 15, 2002. Net proceeds of the offering, after issuance costs, totaled $1,328,168.

(9)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       During the nine months ended September 30, 2002, the Company converted $120,000 of debt owed to holders of Series A convertible notes into 20,592 shares of common stock. Additionally, during the three months ended June 30, 2002, the Company acquired equipment with a fair market value of $150,000 through an exchange of 19,582 shares of common stock.

       Cash paid for interest during the nine months ended September 30, 2002 and 2001 was approximately $403,489 and $523,204 respectively.

       The Company issued 8,500 shares of common stock for payment of public relations work performed in the amount of $48,620.

(10)   LOAN PAYABLE TO RELATED PARTY

       During the second quarter of 2002, the Company received a short term loan from an officer of the Company to fund operating cash deficiencies. No interest was charged on the loan, and the balance of $110,000 was repaid in July 2002.

(11)   CONVERTIBLE NOTES

       On August 21, 2002, the Company executed a series of unsecured promissory notes bearing 8% interest, with payments of interest on a quarterly basis, with principal due and payable January 4, 2004. The principal amount of the notes is convertible into common stock of the Company at the rate of $3.00 per common share at the option of the holders of the notes. The total principal amount of the Convertible Notes is $650,000. The Company paid a finder's fee of eight percent of the principal amount of the notes to Kenny Securities Corporation and agreed to issue five year warrants to Kenny Securities Corporation to purchase that number of shares equal to 5% of the amount raised, $650,000, calculated at $3.00 per share.

       Subsequent to the end of the third  quarter,  an  additional  convertible note in the principal amount of $500,000 was executed by Dolphin Offshore Partners, LP, which owns more then 10% of the Company's outstanding common stock and whose general partner is Peter E. Salas, a director of the Company. The remaining holders of these notes are individuals that are not officers, directors, or affiliates of the Company. The proceeds of the sale of these notes have been used to provide working capital for the Company's operations.

(12)   RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform to the current period's presentation.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

       KANSAS

       During the third quarter of 2002, the Company produced and sold 34,559 barrels of oil and 73,867 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. July production was 11,736 barrels of oil and 23,931 Mcf of gas. August production was 11,134 barrels and 24,722 Mcf. of gas. September production was 11,689 barrels of oil and 25,214 Mcf of gas. The third quarter production of 34,559 barrels of oil compares to 36,318 barrels produced in the second quarter of 2002. The third quarter production of 73,867 Mcf of gas compares to 69,884 Mcf produced in the second quarter. In summary, the third quarter production reflected expected continued stable production levels from the Kansas Properties which have been in production for many years.

       TENNESSEE

       During the third quarter of 2002, the Company produced gas from 25 wells in the Swan Creek field which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant ("BAE") and Eastman Chemical Company ("Eastman").

       Natural gas production from the Swan Creek field for the first three quarters of 2002 was an average of 2.567 million cubic feet per day in the first quarter; 2.553 million cubic feet per day in the second quarter; and 2.224 million cubic feet per day in the third quarter. The third quarter production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company's pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected; however, volumes were not replaced as expected as a result of additional drilling. In order for overall field production to remain steady or grow, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. Only two gas wells have been drilled by the Company to date in 2002 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company's reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. Upon conclusion of the Bank One litigation, the Company expects that additional or replacement financing may more easily be obtainable to allow drilling to increase; however, no assurances can be made that such financing will be obtained. See, Liquidity and Capital Resources discussion below.

       Due to natural and expected declines that occur in ongoing production from any oil and gas well, including the Company's existing wells, some decline will continue to occur in production from the Company's existing wells in Swan Creek. The Company expects this natural decline to be less than the decline experienced to date, and ongoing production from existing wells to level off, in view of two factors: first, additional work, repairs, and recompletions have been performed on many of the existing wells; and second, the fact that natural production decline from any well is greatest during the initial producing periods, which periods as to the Company's existing wells are now coming to the point where future production is expected to remain relatively level. Declines in production in the Swan Creek Field experienced in the last quarter of 2001 and the first quarter of 2002 began to stabilize in March 2002 at approximately
2.5 million cubic feet per day as these factors came into play.

       Although the Company was capable of continuing to produce and deliver slightly decreased quantity of approximately 2.2 million cubic feet per day in the third quarter on a daily basis, volumes of gas sold to BAE and Eastman in the third quarter declined in the first part of the quarter primarily due to factors beyond the Company's control.

       During the period from June 28, 2002 through July 29, 2002, Eastman temporarily ceased its purchases from the Company because the Company was delivering most of its then available volumes to supply BAE's newly increased requirements resulting from BAE connecting additional gas burning facilities to its operations. The Company was unable to sell all volumes of gas exceeding BAE's increased requirements to Eastman, although the Company was able to produce these volumes, because Eastman requires a minimum for its meters that available volumes did not exceed, and a uniform rate of delivery that taking short term volumes would interrupt. During the time Eastman was not purchasing gas from the Company, BAE purchased additional volumes until BAE experienced a partial equipment outage on July 15, 2002 and reduced its purchased volumes. As a result of these occurrences, which were not within the control of the Company, the Company's sales volume to BAE and Eastman in July 2002 declined to 42,382 Mcf or an average of 1,367 Mcf per day. Eastman recommenced its purchases of gas from the Company on July 29, 2002. The Company is presently capable of delivering gas to both BAE and Eastman from the Swan Creek field of approximately 2.2 million cubic feet per day and expects daily deliveries to continue with minor, if any, future interruptions as a result of fluctuation in one customer's usage requirements.

       During the third quarter, the Company drilled and completed two wells in the Swan Creek field, the Paul Reed No. 8 and the Paul Reed No. 9, to offset in part the normal and expected natural decline in production from the Company's existing wells, and to thereby increase overall oil and gas production capability and deliverability to BAE and Eastman.

       On July 1, 2002, the Paul Reed No. 8 well was drilled to a total depth of 4,600 feet and although gas was present, based on information acquired during drilling, the Company determined that it was economically more beneficial to the Company in view of current oil prices and the anticipated levels of potential gas production, to complete this well as an oil well in the Murfreesboro and Stone River formations at a depth of 2500-3200 feet. The Paul Reed No. 8 well was successfully completed as an oil well and came in producing 100 barrels per day. This well is currently producing approximately 65 barrels per day.

       The Company drilled the Paul Reed No. 9 well to a total depth of 4,860 feet and completed it as a gas well. The well was connected to the Company's pipeline in early August 2002 and is currently producing approximately 300,000 cubic feet of gas per day.

       The completion stimulation techniques used on the Paul Reed No. 8 well were also used on two existing oil wells with moderate success. The Paul Reed No. 5 which had stopped production in March 2002 due to paraffin build-up was re-stimulated with a similar technique to enhance flow and limit build-up of paraffin. Additional production was achieved, with 828 barrels produced in July and 1,036 barrels in August 2002, and production continues to date. Subsequently, the R.D. Helton No. 3 was completed in late September and responded by also regaining production which had been halted since March 2002. Altogether, in September 2002, Swan Creek oil production achieved its highest monthly total to date of 2,423 barrels, which increased again in October 2002 to 3,012 barrels of oil.

       The Company has not been able to drill a substantial number of additional gas or oil wells at Swan Creek in 2002 because it has not had sufficient funds to do so. Although the Company had expected to commence and continue its drilling program in 2002, the Company now anticipates that drilling will be postponed until additional funds become available and the dispute between the Company and its primary lender Bank One are resolved. The Company is attempting to obtain financing to complete its drilling program and believes it will be able to do so, however, there is no guarantee that the Company will be successful.

       Because the Knox formation has been well defined by the accumulation of data from previously drilled wells, new locations and new wells when drilled are expected to contribute to achieving net increases to production totals. The Company plans to continue to drill new wells within the Knox formation in the Swan Creek field. The Company is hopeful that production from these new wells will be in line with the production from its best existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field. Although no assurances can be made, the Company believes that, once this work is completed and the new wells are drilled, production from the Swan Creek Field will increase. However, even if such production increase does occur, the ultimate deliverability from the Swan Creek Field will not be sufficient to meet the Company's maximum daily requirements under its contracts with BAE and Eastman. While the Swan Creek Field has proved reserves of natural gas in excess of 34 Bcf, a valuable reserve base, the natural reduction decline rates of production evidenced during the initial startup year, have been adversely affected by the lower than expected matrix permeability of the formation, (the ability of the gas to flow out of the well), and the occurrence of more gas condensate occupying some of the pore space, than originally expected. Consequently, achieving the production totals solely from Swan Creek sufficient to supply the maximum daily volumes under the Company's existing contracts does not appear likely. However, production rates from Swan Creek while lower will last for a substantially longer period of time, giving a good stable foundation for long term production.

       The Company also intends to commence drilling in other formations in its Swan Creek Field. To date, drilling in the Swan Creek Field has focused on production of gas primarily from the Knox formation. This is a lower Ordovician Dolomite, and the heart of the anticline structure at Swan Creek. However, immediately adjacent to this formation and shallower over these formations are other formations which the Company believes have potential for gas production. The Stones River and Trenton formations hold the possibility for both oil and gas and have produced some gas to date. These Upper Ordovician formations have not been a primary target for gas production, but the shallower depths needed for drilling and the moderate gas production per well might make a potential cumulative significant source for additional gas production. With the completion of only one well in the Trenton formation which is producing approximately 100 Mcf per day, the impact of these targets is has not yet been defined.

          COMPARISON OF THE QUARTERS ENDING SEPTEMBER 30, 2002 AND 2001

       The Company recognized $1,450,133 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2002 compared to $2,306,279 in the third quarter of 2001. The decrease in revenues was due to a decline in gas production in the Swan Creek Field. The Swan Creek Field produced 434,557 Mcf and 162,290 Mcf in the third quarter of 2001 and 2002, respectively. The decrease in pipeline transportation revenues is directly related to the decrease in gas sales. See Results of Operations and Financial Condition section of this Item 2.

       As a result of the decrease in oil and gas revenues, the Company realized a net loss attributable to common shareholders of $856,074 ($0.08 per share of common stock) during the third quarter of 2002 compared to a net loss in the third quarter of 2001 to common shareholders of ($491,055) ($0.05 per share of common stock).

       Production costs and taxes in the third quarter of 2002 of $815,293 were lower than production costs and taxes of $1,112,471 in the third quarter of 2001, due primarily to lower maintenance costs in Swan Creek as the field had just begun operation in 2001 and several maintenance procedures were required.

       Depreciation, Depletion, and Amortization expense for the third quarter of 2002 was $756,486 compared to $779,551 in the third quarter of 2001. The December 31, 2001 and the June

30, 2002, Ryder Scott reserve reports were used as a basis for the 2002 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. Additionally, the Company took depreciation on its pipeline in the third quarter of 2002 of $127,168, while in the third quarter of 2001 the depreciation was only $63,584 as the Company only used one-half year depreciation in 2001, the first year the pipeline was in service. The Company also amortized $43,180 of loan fees relating to the Bank One note.

       Interest expense for the third quarter of 2002 was $146,382 as compared to $248,328 in the third quarter of 2001. This decrease is due to reduced interest rates on the Bank One debt compared to the interest rates on debt associated with financing for the completion of Phase II of the Company's 65-mile pipeline in 2001.

       During the third quarter the Company reduced its general and administrative costs significantly from 2001. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company's New York office and a reduction in personnel from 2001 levels, as well as significant reductions in public relations costs.

       Professional fees have increased dramatically primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit.

       Dividends on preferred stock have increased from $112,458 in 2001 to $134,195 in 2002 as a result of the increase in the amount of preferred stock outstanding from new private placements occurring during the second quarter of 2002.

     COMPARISON OF THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

       The Company recognized $3,859,050 in oil and gas revenues from the Kansas and Swan Creek oil and gas fields during the nine months ended September 30, 2002 compared to $5,550,640 for the nine months ended September 30, 2001. This $1,691,590 decrease in revenues was due to the following reasons: Kansas gas sales decreased approximately $490,000 due to price decreases in the first six months of 2002. Gas production volumes in Kansas remained constant, as 220,650 Mcf were produced in 2002 compared to 241,892 Mcf in 2001. Also, oil revenues in Kansas decreased by approximately $170,000 due to price decreases, whereas the volumes remained fairly consistent. The Kansas oil field produced 115,472 Bbls of oil in 2001 as compared to 106,683 in 2002. Another primary reason for the decrease in revenues was a decrease in oil production in the Swan Creek field from 26,165 Bbls in 2001 to 10,788 Bbls in 2002. This resulted in approximately a $290,000 decrease in oil sales. Production of gas in Swan Creek also decreased during the first six months of 2002 because the Company was in the process of performing well work-overs on its best wells in Swan Creek and because of the inability of the Company to finance the continuation of its drilling program. However, oil production in the Swan Creek field was back to 2001 levels in the third quarter of 2002. During the first nine months of 2002, the Company produced 570,883 Mcf of gas from its Swan Creek Field as compared to 646,958 Mcf in 2001. Revenues were also affected by losses on hedging activities previously required by the Company's agreement with Bank One totaling approximately $160,000 during the six month period ended June 30, 2002. There were no hedging activities in the third quarter of 2002 because that hedging requirement was eliminated.

       As a result of the decrease in revenues, the Company incurred a net loss attributable to holders of common stock of $2,820,539 ($0.26 per share) in the first nine months of 2002 compared to a net loss of $1,362,124 ($0.13 per share) in 2001.

       Depletion, Depreciation and Amortization costs have dramatically increased during the first nine months in 2002 from $1,048,008 in 2001 to $1,731,182 in 2002 due to depreciation on the pipeline. The Company also amortized $129,540 of loan fees relating to the Bank One credit agreement.

       Interest costs for 2002 decreased from 2001 levels, due to reduced interest rates with Bank One. However, interest costs of approximately $148,000 were capitalized in the first three months of 2001 during construction of the pipeline which resulted in lower interest expenses during that period.

       General and Administrative Costs have been reduced significantly from 2001 levels as the Company has made an effort to control levels as explained in the three month comparison.

       Professional fees have increased dramatically due to costs incurred for legal and accounting services as a result of the Bank One lawsuit.

       Dividends on preferred stock has increased from $278,725 in 2001 to $372,595 in 2002 as a result of the increase in the amount of preferred stock outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

       On November 8, 2001, the Company signed a credit facility agreement (the "Credit Agreement") with the Energy Finance Division of Bank One, N.A. in Houston Texas ("Bank One") whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the Credit Agreement was $10 million. As of April 1, 2002 the outstanding balance was $9,101,776.66. On or about April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement to $3,101,776.66 and required a $6 million reduction of the outstanding loan.

       The schedule of reserve  reports  required by the Credit  Agreement  upon which such re-determinations are to be based also specifically sets up a procedure involving an automatic monthly principal payment of $200,000 commencing February 1, 2002. The Company has remained current in payments of this monthly reduction through November 1, 2002. As of November 1, 2002, the outstanding balance was $7,701,776.66.

       As a result of Bank One's unexpected reduction of the borrowing base and the corresponding demand for payment of $6 million, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has had a history of losses from operations and had an accumulated deficit of $25,095,708 and a working capital deficit of $6,507,649 as of March 31, 2002, the Company's independent auditors indicated in their report on the audit of the Company's consolidated financial statements for the year ended December 31, 2001 that the Company's ability to continue as a going concern is uncertain. The Company's ability to continue as a going concern depends upon its ability to obtain long-term debt or raise capital and satisfy its cash flow requirements.

       On May 2, 2002, the Company filed suit against Bank One in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit
Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand.

       On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million.

       On November 5, 2002, the Company and Bank One concluded a series of meetings and correspondence by reaching preliminary agreement upon the basic terms of a potential settlement. Any settlement is conditioned upon execution of final settlement documents, and the parties agreed to attempt to close the settlement by November 29, 2002. The principal element of the settlement proposal is for the Bank and the Company to enter into an amended and restated agreement for a new term loan to replace the prior revolving credit facility, which new loan will not be due until April, 2004. The amount of the new loan will be $7,701,776.66 to be repaid at the rate of $200,000 per month plus interest with the balance of $4,500,000 payable on maturity. The proposed settlement agreement would place specific limits and requirement upon any ability of Bank One to require a reduction of the loan balance. Such a reduction could only occur in the event the value of the oil and gas reserves of the Company falls below an agreed-upon figure in relation to the loan balance, pursuant to a formula which management is satisfied provides ample protection against any future reasonable likelihood of a similar problem arising in the manner causing initiation of the litigation between the Company and Bank One. Further detail of the settlement will be announced upon conclusion of the final settlement documents.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

       COMMODITY RISK

       The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations for the first nine months of 2002 ranged from a low of $15.20 per barrel to high of $27.49 per barrel. Gas price realizations ranged from a monthly low of $1.91 per Mcf to a monthly high of $3.40 per Mcf during the same period.

       As required by its Credit Agreement with Bank One, the Company entered into hedge agreements on December 28, 2001 on notional volumes of oil and natural gas production for the first six months of 2002 in order to manage some exposure to oil and gas price fluctuations. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when earned since the Company's positions are not considered hedges for financial reporting purposes. Notional volumes associated with the Company's derivative contracts are 27,000 barrels and 630,000 MMBtu's f or oil and natural gas, respectively. The Company does not generally hold or issue derivative instruments for trading purposes. These hedge agreements expired in June 2002 and have not been renewed. Hedging activities resulted in a loss to the Company of approximately $160,000 during the nine months ended September 30, 2002.

       At December 31, 2001, the Company's open natural gas and crude oil price swap positions are not considered to have a material fair value. Assuming natural gas production and sales volumes remain consistent with levels for the month of December 2001 during the entire year of fiscal 2002, management believes that a 10 percent decrease in natural gas prices from September 2002 price levels would reduce the Company's natural gas revenues by approximately $483,000 on an annual basis. Assuming crude oil production and sales volumes remain consistent with levels for the month of December 2001 during the entire year of fiscal 2002, management believes that a 10 percent decrease in crude oil prices from September 2002 price levels would reduce the Company's crude oil revenues by approximately $450,000 on an annual basis.

       INTEREST RATE RISK

       At September 30, 2002, the Company had debt outstanding of approximately $9.8 million. The interest rate on the revolving credit facility of $8.1 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $1.7 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company's annual interest costs in 2002 would fluctuate based on short-term interest rates on approximately 83% of its total debt outstanding at September 30, 2002. The impact on annual interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately .5 basis points) would be approximately $41,000, assuming borrowed amounts under the credit facility remain at $8.1 million. The Company did not have any open derivative contracts relating to interest rates at September 30, 2002.

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

ITEM   4 CONTROLS AND PROCEDURES

       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer, President and our Chief Financial Officer, with the participation of other members of senior management, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company's Chief Executive Officer, President and Chief Financial Officer believe:

       The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

       The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       CHANGES IN INTERNAL CONTROLS

       There were no significant changes in the Company's internal controls or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in internal controls. As a result, no corrective actions were required or undertaken.

PART II    OTHER INFORMATION

ITEM   1 LEGAL PROCEEDINGS

       On May 2, 2002, the Company filed suit in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. It is the position of the Company that Bank One's demand that the Company reduce its loan from $9,101,776.66 to $3,101,776.66 within thirty days, coming as it did only four months after the loan was made, in the absence of any change in the Company's production of oil and gas from the time the loan was closed or the condition of the Company's assets, without any warning and prior to the receipt of the December 2002 reserve report, without any basis or explanation, is a violation of the terms of the Credit Agreement and an act of bad faith. The Company is seeking a jury trial and actual damages sustained by it as a result of this arbitrary, wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million. On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million. No hearings have occurred or been scheduled in the court proceeding. The Company has filed initial written discovery requests from Bank One. No trial date has been set. On November 5, 2002 the Company announced that it had reached a preliminary agreement with Bank One. N.A. that outlines a settlement that would amicably resolve all issues. The preliminary agreement is subject to the execution of formal settlement documents and provides that Bank One will enter into an Amended and Restated Credit Agreement with the Company maturing in April, 2004 to replace the current credit facility. The principal amount of the amended credit agreement will be the existing indebtedness of $7,701,776.66. The Company has maintained strongly that the Bank's action was unwarranted. The Company has reserved the right to approve the form of settlement documents and in considering the form of final documents will maintain a strong posture based on this position. The parties contemplate that the settlement is to be documented and closed on or before November 29, 2002. See, Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

       On July 29, 2002, the Chancery Court of Knox County, Tennessee granted summary judgment confirming an arbitration award dated October 30, 2001. The arbitration was between the Company's wholly owned subsidiary Tengasco Pipeline Corporation (TPC and King Pipeline & Utility Company (King), the contractor for the construction of Phase II of the Company's pipeline and concerned disputes concerning final billings by King for the pipeline construction. The award found that King was entitled to recover the sum of $266,390.66 for straw matting work performed by King; that King was entitled to retain the $72,500 payment made to it by TPC for clearing and grubbing work, and that King be awarded its attorneys fees of approximately $14,000 plus interest at the statutory rate from date of the award. TPC moved for relief from the award in the Chancery Court in Knox County, Tennessee, and King moved for confirmation of the award by the Court. Formal entry of the judgment confirming the award to King was entered on September 8, 2002. Following entry of judgment, and in lieu of appeal by the Company, the parties reached settlement by TPC agreeing to pay King an amount equal to approximately a ten percent discount from the amount confirmed in the judgment of the court confirming the award. Based on the evidence presented at the arbitration hearing, the Company and TPC intend to seek recovery of the payments made to King in satisfaction of this judgment as an additional element of damages being sought from Caddum, Inc., the project engineer, in the action now pending in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., which is set for trial in February, 2003.


ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

       On August 21, 2002, the Company executed a series of unsecured promissory notes bearing 8% interest, with payments of interest on a quarterly basis, with principal due and payable January 4, 2004. The principal amount of the notes is convertible into common stock of the Company at the rate of $3.00 per common share at the option of the holders of the notes. The total principal amount of the Convertible Notes is $650,000. The Company paid a finder's fee of eight percent of the principal amount of the notes to Kenny Securities Corporation and agreed to issue five year warrants to Kenny Securities Corporation to purchase that number of shares equal to 5% of the amount raised calculated at $3.00 per share. Subsequent to the end of the third quarter, an additional convertible note in the principal amount of $500,000 was purchased by Dolphin Offshore Partners, LP, which owns more than 10% of the Company's outstanding common stock and whose general partner is Peter E. Salas, a director of the Company. No finder's fee was paid on this note. The remaining holders of these notes are individuals that are not officers, directors, or affiliates of the Company. The proceeds of the sale of these notes have been used to provide working capital for the Company's operations.

       Also, during the third quarter of 2002, 650,000 shares of restricted common stock were sold to Dolphin Offshore Partners, L.P. in a private placement transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



Dated: November 14, 2002
                                                  /s/ Malcolm E. Ratliff
                                                  ------------------------------
                                                  Malcolm E. Ratliff
                                                  Chief Executive Officer


Dated: November 14, 2002

                                                  /s/ Mark A. Ruth
                                                  ------------------------------
                                                  Mark A. Ruth
                                                  Chief Financial Officer

                                  CERTIFICATION

I, Malcolm E. Ratliff, certify pusuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1. I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc.

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

       (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                        /s/ Malcolm E. Ratliff
                                                --------------------------------
                                                Malcolm E. Ratliff
                                                Chief Executive Officer

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

       (13)   I have reviewed the Quarterly Report on Form 10Q(i);

       (2) To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934(U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this report.

Dated: November 14, 2002                            /s/ Malcolm E. Ratliff
                                                    ----------------------------
                                                    Malcolm E. Ratliff
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Jeffrey R. Bailey, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1. I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc.

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

       (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                        /s/ Jeffrey R. Bailey
                                                --------------------------------
                                                Jeffrey R. Bailey
                                                President

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

       (14) I have reviewed the Quarterly Report on Form 10Q(i);

       (3) To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934(U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this report.



Dated: November 14, 2002                        /s/ Jeffrey R. Bailey
                                                --------------------------------
                                                Jeffrey R. Bailey
                                                President

                                  CERTIFICATION

I, Mark A. Ruth, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1. I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc.

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

       (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                        /s/ Mark A. Ruth
                                                --------------------------------
                                                Mark A. Ruth
                                                Chief Financial Officer

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

       (15) I have reviewed the Quarterly Report on Form 10Q(i);

       (4) To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934(U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this report.



Dated: November 14, 2002                        /s/ Mark A. Ruth
                                                --------------------------------
                                                Mark A. Ruth
                                                Chief Financial Officer