Form 10-K
period 2002-12-31
TENGASCO INC
filed 2003-03-31
CIK 1001614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002 or

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

     Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation SK is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates (based on the closing price on March 3, 2003 of $1.39): $8,378,799.

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes / / No /X/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter (based on the closing price on June 28, 2002 of $2.80): $18,994,161.

     State issuer's revenues for its most recent fiscal year: $5,700,478

     State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 3, 2003): 11,927,004

     Documents Incorporated By Reference: None.

                                                 TABLE OF CONTENTS

                                                                                                               Page
PART I

         Item 1.     Business.....................................................................................1

         Item 2.     Description Of Property.....................................................................22

         Item 3.     Legal Proceedings...........................................................................29

         Item 4.     Submission of Matters to a Vote of Security Holders.........................................32

PART II

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......................33

         Item 6.     Selected Financial Data.....................................................................34


         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                         Operation...............................................................................35


         Item 7A.    Quantative and Qualitative Disclosures About Market Risk....................................46


         Item 8.     Financial Statements and Supplementary Data.................................................48


         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure..............................................................................48

PART III

         Item 10.   Directors and Executive Officers of the Registrant...........................................49

         Item 11.   Executive Compensation.......................................................................55

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................58

         Item 13.   Certain Relationships and Related Transactions...............................................61

         Item 14.    Controls and Procedures.....................................................................63

PART IV

         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................64

SIGNATURES.......................................................................................................71

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

PART I

ITEM 1.BUSINESS.

OVERVIEW

     The Company is in the business of exploring for, producing and transporting oil and natural gas in Tennessee and Kansas. The Company leases producing and non-producing properties with a view toward exploration and development. Emphasis is also placed on pipeline and other infrastructure facilities to provide transportation services. The Company utilizes state-of-the-art seismic technology to maximize the recovery of reserves.

     The Company's activities in the oil and gas business commenced in May 1995 with the acquisition of oil and gas leases in Hancock, Claiborne, Knox, Jefferson and Union Counties in Tennessee. The Company's current lease position in these areas in Tennessee is approximately 41,088 acres. See, "Item 2, Description of Properties."

     To date, the Company has been drilling primarily on a portion of its Tennessee leases, known as the Swan Creek Field in Hancock County (the "Swan Creek Field or Leases") focused within the Knox formation, one of the geologic formations in the Field. The Company currently has 22 producing gas wells and 6 producing oil wells in the Swan Creek which produce approximately 1.4 MMcf of natural gas per day and 2,200 barrels of oil per month. Revenues from the Swan Creek Field were approximately $200,000 per month during 2002.

     On March 8, 2001, the Company's wholly owned subsidiary, Tengasco Pipeline Corporation ("TPC"), completed a 65 mile intrastate pipeline from the Swan Creek Field to Kingsport, Tennessee at a cost of approximately $15.3 million. Until the Company's pipeline was completed in 2001, the gas wells that had been drilled in the Swan Creek Field could not be placed into actual production and the gas transported and sold to the Company's industrial customers in Kingsport. The Company initially believed that when actual production began from the Swan Creek wells that the volumes of natural gas from the Swan Creek Field would be significantly higher than the rates of actual production that have occurred since production began. The reasons for the occurrence of lower production volumes include initial production problems caused by naturally occurring fluids entering the well bore, the slower than anticipated rate of production of the wells due to underground reservoir characteristics that became apparent only when the wells were placed into actual production, and the inability of the Company to drill additional wells due to capital acquisition problems and difficulties with the Company's primary lender, Bank One, N.A. of Houston, Texas ("Bank One"). The Company has taken steps to minimize fluid problems in existing wells by mechanical means, and to prevent them in any future wells by drilling and completion techniques. However, management believes that the only way to increase production volumes of gas from this field is to drill additional wells to most efficiently drain the underground reservoirs of the large reserves of gas, and the Company's ability to do so is dependent upon raising the additional capital for drilling. Although no assurances can be given, the current management  of the  Company  believes  that  it will  be  able  to  resolve  the difficulties currently preventing it from drilling additional wells and increasing production volumes of natural gas from the Swan Creek Field.

     Effective December 31, 1997, the Company acquired from AFG Energy, Inc. ("AFG"), a private company, approximately 32,000 acres of leases in the vicinity of Hays, Kansas (the "Kansas Properties"). Included in the acquisition which closed on March 5, 1998 were 273 wells, including 208 working wells, of which 149 were producing oil wells and 59 were producing gas wells, a related 50 mile pipeline and gathering system, 3 compressors and 11 vehicles. The total purchase price of these assets was approximately $5.5 million, which consisted of $3 million in cash and seller financing of $2.5 million. The seller financing portion of the purchase price was refinanced by Arvest United Bank of Oklahoma City, Oklahoma as evidenced by a note dated November 23, 1999 in the amount of $1,883,650 to be paid in monthly installments of principal and interest over a three year period. This obligation was subsequently satisfied from the proceeds of a line of credit received by the Company from Bank One. See, "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Kansas Properties are currently producing approximately 800,000 cubic feet of natural gas and 336 barrels of oil per day. Net revenues from the Kansas Properties were approximately $275,000 per month during 2002.

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

     At a special meeting of stockholders held on April 28, 1995, the Company's stockholders voted: (i) to approve the execution of an agreement (the "Purchase Agreement") pursuant to which the Company would acquire certain oil and gas leases, equipment, securities and vehicles owned by Industrial Resources Corporation ("IRC")(1), a Kentucky corporation, in consideration of the issuance of 4,000,000 post-split (as described below) "unregistered" and "restricted" shares of the Company's common stock and a $450,000, 8% promissory note payable to IRC. The promissory note was converted into 83,799 shares of the Company's common stock in December 1995; (ii) to amend the Articles of Incorporation of the Company to effect a reverse split of the Company's outstanding $0.001 par value common stock on a basis of one share for two, retaining the par value at $0.001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company; (iii) to change the name of the Company from "Onasco Companies, Inc." to "Tengasco, Inc."; and, (iv) to change the domicile of the Company from the State of Utah to the State of Tennessee by merging the Company into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.

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

     During 1996, the Company formed TPC to manage the construction and operation of its pipeline, as well as other pipelines planned for the future.


----------------------
    (1) Malcolm E. Ratliff, the Company's former Chief Executive Officer, former Chairman of the Board of Directors and former Director, is the the sole shareholder of IRC.

GENERAL

         1. THE SWAN CREEK FIELD

     Amoco Production Company ("AMOCO") during the late 1970's and early 1980's, after extensive geological and seismic studies, acquired approximately 50,500 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, including the area now referred to as the Swan Creek Field.

     In 1982 AMOCO successfully drilled two significant natural gas discovery wells in the Swan Creek Field to the Knox Formation at approximately 5,000 feet of total depth. These wells, once completed, had a high pressure and apparent volume of deliverability of natural gas; however, in the mid-1980's a substantial decline in worldwide oil and gas prices occurred and the high cost of constructing a necessary 23 mile pipeline across three rugged mountain ranges and crossing the environmentally protected Clinch River from Sneedville to the closest market in Rogersville, Tennessee was cost prohibitive.

     In 1987, AMOCO farmed out its leases to Eastern American Energy Company which held the leases until July 1995. The Company became aware of a law adopted by the Tennessee legislature which enabled the Company to lease all of AMOCO's prior acreage. The Company filed for a declaratory judgment as to its right to lease AMOCO's prior acreage. The Company was ultimately successful in winning all right, title and interest in all of AMOCO's prior leases in a precedent-setting Supreme Court case.

     In July 1995 after completion of the Purchase Agreement with IRC, the Company acquired the Swan Creek Leases. These leases provide for a landowner royalty of 12.5%.

     A. SWAN CREEK PIPELINE FACILITIES

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

     In April 2000, TPC commenced construction of Phase II of the Company's pipeline. This was an additional 35 miles of 8 and 12 inch pipe laid at a cost of approximately $11.1 million extending the Company's pipeline from a point near the terminus of Phase I and connecting to an existing pipeline and meter station at Eastman Chemical Company's chemical plant. The pipeline system was completed on March 8, 2001 at an overall cost of approximately $15.3 million and extends 65 miles from the Company's Swan Creek Field to Kingsport, Tennessee.

     B. SWAN CREEK CONTRACTUAL ARRANGEMENTS

     On November 18, 1999, the Company entered into an agreement with Eastman Chemical Company ("Eastman") which provides that the Company will deliver daily to Eastman's plant in Kingsport a minimum of the lesser of (i) 5,000 MMBtu's (MMBtu means one million British thermal units which is the equivalent of approximately one thousand cubic feet of gas) or (ii) forty percent (40%) of the natural gas requirements of Eastman's plant and a maximum of 15,000 MMBtu's per day. Under the terms of the agreement, the Company had the option to install facilities to treat the delivered gas so that the total non-hydrocarbon content of the delivered gas is not greater than two percent (2%). This would have allowed the gas to be used in certain processes in the Eastman plant requiring low levels of non-hydrocarbons. If the Company elected to perform this option by installing additional facilities, the minimum daily amount of gas to be purchased by Eastman from the Company would increase to the lesser of (i)10,000 MMBtu's or (ii) eighty percent (80%) of the natural gas requirements of Eastman's chemical plant.

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

     The agreement with Eastman is for a term of twenty years and will be automatically extended, if the parties agree, for successive terms of one year. The initial term of the agreement commenced upon the Company's completion of construction of Phase II of its pipeline and connection to Eastman's facilities and once commercial operation of that facility was approved which was in March 2001.

     On January 25, 2000, TPC, signed a franchise agreement to install and operate new natural gas utility services to residential, commercial and industrial users in Hancock County, Tennessee for the Powell Valley Utility District. The Powell Valley District had no existing natural gas facilities and the system to be installed by TPC was intended to initially extend to schools and small customers, and gradually be expanded over time to serve as many of the 6,900 residents of the County as is economically feasible. TPC purchases gas from the Company on behalf of the District which is to be resold at an average retail price of about $8.00 Mcf. Under the franchise agreement, which has an initial term of ten years and may be renewed for an additional ten years, TPC will receive 95% of the gross proceeds of the sale of gas for its services under the agreement. In June, 2000, TPC began installation of the necessary facilities to begin to serve up to 1,500 residential and industrial consumers in the City of Sneedville, county seat of Hancock County. The Company's existing eight inch main line from its Swan Creek Field passes through the city limits of Sneedville. A one-half mile of interconnecting pipeline from the Company's existing pipeline was installed, as well as an additional four miles of pipeline as the initial phase of the distribution system. The construction was completed and delivery of initial volumes of gas into the system from the Swan Creek field occurred on December 27, 2000. The cost of construction of these facilities was approximately $133,000. Upon enactment of initial rate schedules by the Powell Valley Utility District, initial sales began in January 2001 to a small number of residential and small commercial customers. TPC contracted with the City of Sneedville to conduct billing and installation activities in connection with the day to day operation of this system.

     On March 11, 2002, the Company began delivering gas to its first commercial customer in a new industrial park in Sneedville, Kiefer Built, Inc, an Iowa based manufacturer of livestock and industrial trailers. The Company hopes to be able to supply gas to other customers who may move into that industrial park. At this time, however, no gas sales agreements for large volume or base load sales have been signed and there can be no assurances that such agreements will be signed and if signed, it is not possible to predict when such sales may begin or what the overall volumes of gas sold may be. Due to the small number of existing customers and relatively high operating costs, the Company experienced a loss of approximately $35,000 attributable to the operation of this system in 2002. The Company intends to either expand the operation of this system so as to increase revenues or to sell these assets to neighboring utilities or the City of Sneedville. In the event of such a sale, the Company could still sell gas to the Powell Valley Utility District.

     On March 30, 2001, the Company signed a contract to supply natural gas to BAE SYSTEMS Ordnance Systems Inc. ("BAE"), operator of the Holston Army Ammunition Plant in Kingsport, Tennessee for a period of twenty years. Natural gas is used at the Holston Army ammunition facility to fire boilers and furnaces for steam production and process operations utilized in the manufacture of explosives by BAE for the United States military. Under the agreement, BAE's daily purchases of natural gas may be between 1.8 million and 5 million cubic feet, and volume could increase significantly over the life of the agreement as BAE conducts additional operations at the Holston facility. The contract calls for a price based on the monthly published index price for spot sales of gas at the Henry Hub plus five cents per MMBtu in the same manner as the price is calculated in the contract between the Company and Eastman.

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


     C. SWAN CREEK PRODUCTION AND DEVELOPMENT

     The Company began delivering gas through its pipeline to BAE on April 4, 2001 and to Eastman on May 24, 2001. Daily production in June 2001 was 4,936.2 Mcf and in July 2001 daily production averages increased to 5,497 Mcf per day. However, the Company was unable to maintain these production levels for the remainder of 2001 and for 2002. This was due primarily to three factors: initial fluid problems in some wells; natural and expected production declines from the type of reservoir that exists in the Swan Creek field; and the inability of the Company to offset expected natural declines in production by drilling new wells because of funding difficulties caused in large part by the dispute with the Company's primary lender Bank One. See, "Item 3 Legal Proceedings" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a more detailed discussion of the Bank One matter.

     As to the first of these problems, the Company experienced the in-flow of substantially more fluids in the existing wells than had been expected when they were first brought into continuous production in 2001. These fluids entered the wells from the boreholes. The fluids obstructed and significantly reduced the flow of gas from the existing wells in the Swan Creek Field and required the Company to perform substantial additional work and repairs to increase the production from existing wells. First, it was necessary to install a drip tank system to eliminate the fluids in the pipeline. Next, the Company had to install mechanical devices in many of the existing wells to reduce the fluid problems. As a result of this repair work, many of the existing wells had to be shut down while the repairs were made. Gas lifts have been installed in 15 of the Company's existing wells and act as mechanisms to remove the fluids and stabilize erratic behavior, such as large swings in individual well production. These devices have had a variety of effects on production totals of existing wells. On some individual wells production has more than doubled, while on others, although production totals have not increased, the monthly average production volume has become constant and more predictable. The techniques used in addressing these fluid problems will be applied in any future wells the Company drills in the Swan Creek Field and it is anticipated that this will minimize or prevent these problems.

     Second, the Company experienced an expected and normal decline in initial production from existing wells in a newly-producing field, such as Swan Creek, related to natural fracture production and the associated decline to steadier flow rates from such a two-part system. The natural storage system for the Knox formation in the Swan Creek Field to which the Company's existing wells have been drilled and from which gas is currently being produced has both primary and secondary porosity distributed throughout the dolomite rock that makes up this complex formation. All types of gas wells experience some type of decline as production takes place. While the natural fractures enhance production cumulative overall and contribute to longevity, the initial production declines can be significant. These natural declines were expected and do not diminish either the shut in pressure or the Company's actual reserves in the Swan Creek Field. They do, however, suggest the production rates from some of the smaller wells will be slower, but production will last longer than expected.

     Third, the declines in production have not been addressed and replaced by additional drilling as the Company had expected. In order for overall field production to remain steady or grow in a field such as the Swan Creek field, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural gas well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. Only two gas wells were added by the Company in 2002 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company's reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. The Company is hopeful that it will be able to obtain additional or replacement financing which will allow it to satisfy any indebtedness owed to Bank One and to drill additional wells; however, no assurances can be made that such financing will be obtained. See, "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

     Due to natural and expected declines that continue to occur in ongoing production from any oil and gas well, some additional declines are expected to occur in production from the Company's existing wells in Swan Creek. The Company expects these natural declines to be less than the decline experienced to date, and that ongoing production from existing wells will tend to level off, in view of two factors: first, additional work, repairs, and recompletions have been performed on many of the existing wells; and second, the natural production decline from any well is greatest during the initial producing periods, which periods as to the Company's existing wells are now coming to the point where future production is expected to remain relatively level. Declines in production in the Swan Creek Field experienced in the last quarter of 2001 and the first quarter of 2002 began to stabilize in March 2002 at approximately 2.5 million cubic feet per day as these factors came into play. During the remainder of 2002, the Field continued to experience natural decline in production, although the rate of the decline was slower as would normally be expected from a field such as the Swan Creek Field.

     Natural gas production from the Swan Creek field during 2002 averaged 2.567 million cubic feet per day in the first quarter; 2.553 million cubic feet per day in the second quarter; 2.224 million cubic feet per day in the third quarter; and, 1.467 million cubic feet per day in the fourth quarter. This production history reflects a combination of natural and expected decline from initial production from existing wells, partially offset in the second and third quarters by the addition of production from two new gas wells. During the fourth quarter, no wells were added to offset the natural and expected declines in initial production from existing wells.

     The Company also experienced reductions or declines in its sales volumes during certain times in 2002 for reasons unrelated to the production capability of its wells or fields. These declines were caused by reductions in the Company's customers' usage requirements or delivery restrictions. For example, during the period from June 28, 2002 through July 29, 2002, Eastman temporarily ceased its purchases from the Company because the Company was delivering most of its then available volumes to supply BAE's newly increased requirements resulting from BAE connecting additional gas burning facilities to its operations. The Company was unable to sell all volumes of gas exceeding BAE's increased requirements to Eastman, although the Company was able to produce these volumes, because Eastman requires a minimum for its meters that available volumes did not exceed, and a uniform rate of delivery that taking short term volumes would interrupt. During the time Eastman was not purchasing gas from the Company, BAE purchased additional volumes until BAE experienced a partial equipment outage on July 15, 2002 and reduced its purchased volumes. As a result of these occurrences, which were not within the control of the Company, the Company's sales volume to BAE and Eastman in July 2002 declined to 42,382 Mcf or an average of 1,367 Mcf per day. Eastman recommenced its purchases of gas from the Company on July 29, 2002. Due to the combination of factors listed above affecting the deliverability of gas from the Swan Creek Field, the Company remains capable of delivering gas to both BAE and Eastman such deliverability from the Swan Creek field of approximately 1.5 million cubic feet per day as of March 31, 2003. In order to increase the volumes of gas for delivery from the Swan Creek Field, the Company must drill additional wells. However, even if additional wells are drilled, the Company anticipates based on all information acquired to date that deliverability from the Swan Creek Field, once stabilized, may not exceed approximately 3 million cubic feet per day.

     During 2002, the Company deepened or drilled and completed three wells in the Swan Creek field, the Colson No. 2, Paul Reed No. 8 and the Paul Reed No. 9, to offset in part the normal and expected natural decline in production from the Company's existing wells, and to thereby increase overall oil and gas production capability and deliverability to BAE and Eastman.

     In May, 2002, The Colson No. 2, previously an oil well with low production levels, was deepened from approximately 3000 feet to 4,500 feet and successfully recompleted as a gas well. The Colson No. 2 produced 59 million cubic feet of gas in 2002 and is currently producing approximately 175,000 cubic feet per day.

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

     The Company drilled the Paul Reed No. 9 well to a total depth of 4,860 feet and completed it as a gas well. The well was connected to the Company's pipeline in early August 2002 and is currently producing approximately 200,000 cubic feet of gas per day.

     The completion stimulation techniques used on the Paul Reed No. 8 well were also used on two existing oil wells with moderate success. The Paul Reed No. 5 which had stopped production in March 2002 due to paraffin build-up was re-stimulated with a similar technique to enhance flow and limit build-up of paraffin. Additional production was achieved, with 828 barrels produced in July and 1,036 barrels in August 2002, and production continues to date. Altogether, in September 2002, Swan Creek oil production achieved its highest monthly total to date of 2,423 barrels, which increased again in October 2002 to 3,012 barrels of oil. Despite these increases, oil production in the Swan Creek Field declined from 30,323 barrels in 2001 to 20,122 barrels in 2002. This decline was due primarily to the cessation of production from one of the Company's wells, the Paul Reed No. 2 for mechanical reasons, although production from the Paul Reed No. 8 largely offset the lost volumes from the Paul Reed No. 2. which has been abandoned and will be plugged. The Company is presently reviewing key areas for drilling of new oil wells in the Swan Creek Field. In addition, chemical treatments to enhance production from existing wells are presently being studied and may be undertaken if the Company believes the results of such treatments will be cost effective.

     During 2002, the Company had 30 producing gas wells and seven producing oil wells in the Swan Creek Field. Miller Petroleum, Inc. and others had a participating interest in twelve of these wells. See, "Item 2 - Description of Property - Property Location, Facilities, Size and Nature of Ownership." In total, the Company has completed 45 wells in the Swan Creek Field. The majority of these gas wells were drilled prior to the completion of the pipeline system so only test data was available prior to full production. Of the completed wells, twelve are shut-in or currently not producing because these wells are either not presently producing commercial quantities of hydrocarbons, or are awaiting workover or tie-in to the Company's pipeline. However, certain of these wells may not be tied-in to the Company's pipeline since the expense of connection over rough terrain may not be justified in view of the expected volumes to be produced.

     The Company has not been able to drill a substantial number of additional gas or oil wells at Swan Creek in 2002 because it has not had sufficient funds to do so. Although the Company had expected to commence and continue its drilling program in 2002, the Company has been forced to postpone any further drilling until additional funds become available and the dispute between the Company and its primary lender

Bank One are resolved. Because the Knox formation has been defined by the accumulation of data from previously drilled wells and seismic data, new locations and new wells when drilled are expected to contribute significantly to achieving increases to production totals. The Company believes that new wells can be strategically located due to the high degree of information it has developed from its existing wells as to the shape and key producing horizons of the Knox formation. The Company has obtained approval from the Tennessee regulatory authorities with jurisdiction over spacing of wells to drill additional wells on smaller spacing units in the field, effectively allowing more wells to be drilled and the reservoir to produce more quickly but with no decrease in the long term efficiency of production of the maximum amount of reserves from the reservoir. The Company is hopeful that production from these new wells will be in line with its more productive existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field. Although no assurances can be made, the Company believes that, once this work is completed and the new wells are drilled, production from the Swan Creek Field will increase. However, even if such production increase does occur, the deliverability from the Swan Creek Field will not be sufficient to meet the Company's daily requirements under the contracts with BAE and Eastman.

     The Company also intends to commence drilling in other formations in its Swan Creek Field. To date, drilling in the Swan Creek Field has focused on production of gas primarily from the Knox formation. This is a lower Ordovician Dolomite, and the heart of the anticline structure at Swan Creek. However, immediately adjacent to this formation and shallower over these formations are other formations which the Company believes have a potential for gas production. The Stones River and Trenton formations hold the possibility for both oil and gas and have produced some gas to date. These Upper Ordovician formations have not been a primary target for gas production, but the shallower depths needed for drilling and the moderate gas production might make a potential subsequent source for additional gas production. With the completion of only one well in the Trenton formation which is producing approximately 50Mcf per day, the impact of these targets is proportional both to an area and an extent that is yet undefined. However, the Company can not proceed with such drilling until such time that it has the funds to so.

     D. RELATIONSHIP WITH THE UNIVERSITY OF TENNESSEE

     On March 17, 2000, the Company announced that it had entered into an agreement with the University of Tennessee-Knoxville ("UTK") related to its hydrocarbon exploration activities in eastern Tennessee. Two UTK geological scientists, Professor Robert D. Hatcher, Jr., a University of Tennessee/Oak Ridge National Laboratory Distinguished Scientist in structural and Appalachian geology who served as a Director of the Company in 2002, and Dr. Richard T. Williams, Ph. D., Associate Professor in geophysics, who is currently the Company's Chief Executive Officer and a Director of the Company, provide the Company with assistance in interpreting the structure of the Swan

Creek Field and geophysical data from that field. New seismic data will permit better subsurface imaging and more exact determination of the size of the Swan Creek Field.

     A major outgrowth of the Company's relationship with UTK is a new graduate fellowship, called the Tengasco Fellowship, to be awarded in UTK's Department of Geological Sciences to an outstanding graduate student interested in pursuing a career in the petroleum industry. The fellowship will provide a living allowance and tuition for the student. A number of UTK graduate students receiving financial support from the Company have already provided computer generated 3-D images of the Swan Creek Field. These images have helped outline the subsurface shape of the hydrocarbon producing zone to allow the Company to better understand where additional production might be located.

     The Agreement between the Company and the University of Tennessee also provides for cooperation between them in the use of vibreosis seismic equipment, primarily a large vibrator truck, owned by the University that is to be used in the Company's exploration program. Under the agreement, the Company is entitled to use the equipment in exchange for performing required routine expert maintenance and upkeep on the University's equipment, the cost of which exceeds the University's available resources. The University-owned truck is identical to two trucks owned by the Company and used in its seismic exploration program.

     2. THE KANSAS PROPERTIES

     The Company, as of December 31, 1997 acquired the Kansas Properties which presently includes 134 producing oil wells and 51 producing gas wells in the vicinity of Hays, Kansas and a gathering system including 50 miles of pipeline. The Company also acquired 37 other wells which now serve as saltwater disposal wells in the vicinity of Hays, Kansas. Saltwater wells are used to store saltwater encountered in the drilling process that would otherwise have to be transported out of the area. These saltwater disposal wells reduce operating costs by eliminating the need for transport. The aggregate production for the Kansas Properties at present is approximately 800 Mcf and 336 barrels of oil per day. Revenue for the Kansas Properties was approximately $275,000 per month in 2002.

     The Company employs a full time geologist in Kansas to oversee operations of the Kansas Properties. Recent well workovers in Kansas have improved production with an estimated $1.80 increase in revenue for every $1.00 in work expense. The Company has identified five new locations for drilling wells in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of production. In 2001 the Company successfully drilled the Dick No. 7 well in Kansas and completed the well as an oil well. The Company did not drill any new wells in Kansas in 2002 due to lack of funds available for such drilling. The Company is also engaged in gathering for a fee the gas produced from wells owned by others located in Kansas adjacent to the Company's wells and near the Company's gathering lines. The Company's plans for its Kansas properties include maintaining the current productive capacity of its existing wells through normal workovers and maintenance of the wells, performing gathering or sales services for adjacent producers, and expanding the Company's own production through drilling these additional wells. Such plans are subject to the availability of funds to perform the work.

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

     3. OTHER AREAS OF DEVELOPMENT

     The Company is presently exploring other geological structures in the East Tennessee area that are similar to the Swan Creek structure and which the Company believes have a high probability of producing hydrocarbons. The Company has either acquired seismic data on these structures from third-party sources, or is conducting its own seismic studies with its own trucks and equipment. The seismic analysis is continuing and related leasing activities have begun based on initial analysis of seismic results. The Company plans to conduct exploration activities in these areas. The first of these locations was in Cocke County, Tennessee which is approximately 40 miles southeast of the Swan Creek Field. In 2002, the Company, in conjunction with Southeast Gas & Oil Corp. of Newport, Tennessee, drilled an approximately 6,000-foot exploratory well to the Knox formation. This well did not result in any commercial quantities of hydrocarbons.

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

DRILLING EQUIPMENT

     In addition to the drilling equipment and vehicles which it acquired from IRC, on November 1, 2000, the Company purchased an Ingersoll Rand RD20 drilling rig and related equipment from Ratliff Farms, Inc., an affiliate of Malcolm E. Ratliff, the Company's former Chief Executive Officer and former Chairman of the Board of Directors and a former Director of the Company. All of this equipment is in satisfactory operating condition. The Company also receives contract drilling services from Miller Petroleum, Inc. and Union Drilling in the Swan Creek Field.

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

     Its principal  competitors  in the State of Tennessee  are Nami  Resources,

LLC, Miller Petroleum, Inc., Knox Energy Development and Penn Virginia Corporation. The Company is in a favorable position in the area in which its pipeline is located. Within that area, the Company owns leases on approximately 41,088 acres.

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

     The transportation service offered by TPC is subject to regulation by the Tennessee Regulatory Authority to the extent of certain construction, safety, tariff rates and charges, and nondiscrimination requirements under state law. These requirements are typical of those imposed on regulated utilities. TPC has been granted a certificate of public convenience and necessity to operate as a pipeline utility in Hancock, Hawkins, and Claiborne counties, Tennessee. In addition, TPC was authorized to construct and operate the portion of Phase II of the pipeline to Eastman by resolution of the City of Kingsport in May, 2000. This resolution was approved by the Tennessee Regulatory Authority as required by state law. All approvals for the Company's pipeline have been granted.

     The City of Kingsport, Tennessee has also enacted an ordinance dated June 6, 2000 granting to Tengasco Pipeline a franchise for twenty years to construct, maintain and operate a gas system to import, transport, and sell natural gas to the City of Kingsport and its inhabitants, institutions and businesses for domestic, commercial, industrial and institutional uses. This ordinance and the franchise agreement it authorizes also require approval of the Tennessee Regulatory Authority under state law. The Company will not initiate the required approval process for the ordinance and franchise agreement until such time that it can supply gas to the City of Kingsport. Although the Company anticipates that regulatory approval will be granted, there can be no assurances that it will be granted, or that such approval may be granted in a timely manner, or that such approval may not be limited in some manner by the Tennessee Regulatory Authority as is expressly permitted under state law.

     TPC presently has all required tariffs and approvals necessary to transport natural gas to all customers of the Company. See, "Effect of Existing or Probable Governmental Regulations on Business" below in this section.

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

     The Company presently has twenty-one full time employees and no part-time employees.

RISK FACTORS

     In addition to the other information in this document, investors in the Company's common stock should consider carefully the following risks:

     SIGNIFICANT CAPITAL REQUIREMENTS. The Company must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, the Company has paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. The Company's ability to re-work existing wells and complete its drilling program in the Swan Creek Field is dependent upon its ability to fund these costs. Although the Company anticipated that by this time it would be able to fund the completion of its drilling program in the Swan Creek Field from revenues from the sales of gas, it is unable to do so. Further, the Company's credit facility with Bank One has been reduced by Bank One, although the Company vigorously disputes the Bank's actions. As a result of Bank One's reduction of the credit facility and the corresponding demand for payment, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has a history of losses from operations and has an accumulated deficit of $27,776,726 and a working capital deficit of $7,998,835 as of December 31, 2002, the Company's independent certified public accountants have indicated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2002, that these circumstances contribute to uncertainty over the Company's ability to continue as a going concern which depends upon its ability to obtain long-term debt or raise capital to satisfy its cash flow requirements. At the present time and until the Company is able to increase its production and sales of gas and to resolve its dispute with Bank One, it must obtain the necessary funds to complete its drilling program from other sources such as equity investment, bank loan or a joint venture with another company. In addition, the Company's revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If the Company's revenues or cash flows decrease and the Company is unable to procure alternative financing, this would require the Company to reduce production over time and this would have an adverse impact on the Company's ability to continue in business. Although management believes it will be able to obtain the long-term debt or raise capital to enable it to continue drilling and remain in business, there can be no assurances that it will be able to obtain such funding. Where the Company is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If the Company cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

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

     UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company's control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company's proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows from being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

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

     The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2002, which would have a material impact upon the Company's financial position or results of operations.

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

     HEDGING MAY PREVENT THE COMPANY FROM FULLY BENEFITTING FROM PRICE INCREASES. The Company does not presently have any hedging agreements or plans to enter into any hedging activities. However, to the extent that the Company does enter into such agreements or undertake such activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes at the delivery point to which the hedging transaction is indexed.

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

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTY LOCATION, FACILITIES, SIZE AND NATURE OF OWNERSHIP

     The Company's Swan Creek Leases are on approximately 41,088 acres in Hancock, Claiborne, Knox, Jefferson, Morgan and Union Counties in Tennessee. The initial terms of these leases vary from one to five years. Some of them will terminate unless the Company has commenced drilling. However, the Company does not anticipate any difficulty in continuing the Swan Creek Leases. In 2002, the Company reduced the acreage comprising the Swan Creek Field from approximately 50,500 acres to the present 41,088 acres. This reduction in acreage was a result of the Company having a better understanding of the geological and geophysical makeup of the Swan Creek Field. Management believes the acreage eliminated from the Field does not have the potential to produce commercial quantities of oil or gas. The reduction of this acreage does not affect the reserves of the Swan Creek Field or diminish its potential. Further, the elimination of the leases for this acreage will result in beneficial cost savings to the Company.

     Morita Properties, Inc., an affiliate of Shigemi Morita, a former Director of the Company, currently has a 25% working interest in nine of the Company's existing wells, and a 50% working interest and 6% working interest in two of the Company's other existing wells. All of these wells are located in the Swan Creek Field and all but two are presently producing wells. In addition, to those interests, Morita Properties, Inc. previously owned a 25% working interest in three of the Company's other existing wells and 12.5% working interest in another of the Company's wells which it subsequently sold.

     An individual who is not an affiliate of the Company purchased 25% working interests in two other wells, the Stephen Lawson No. 1 and the Patton No. 1. Both of these wells are located in the Swan Creek Field and are presently producing wells.

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

     The Company also entered into a farmout agreement with Miller Petroleum, Inc. ("Miller") for ten wells to be drilled in the Swan Creek Field with the Company having an option to award up to an additional ten future wells. All locations were to be mutually agreed upon. Net revenues are to be 81.25% to Miller and the Company's subsidiary TPC will transport Miller's gas. The Company reserved all offset locations to wells drilled under the farmout agreement. All ten wells have been drilled under the farmout agreement. The Company acquired back from Miller a 50% working interest from Miller in nine of those ten wells in addition to its rights under the farmout agreement. In addition, the Company and Miller have drilled two additional wells on a 50-50 basis, although the Company declined to exercise its option for a ten-well extension of the farmout agreement. Of the wells in which Miller owns an interest, six are presently producing.

     Other than the working interests described or referred to in this Item, the Company retains all other working interests in wells drilled or to be drilled in the Swan Creek Field.

     Working interest owners in oil and gas wells are entitled to market their respective shares of production to purchasers other than purchasers with whom the Company has contracted. Absent such contractual arrangements being made by the working interest owners, the Company is authorized but is not required to provide a market for oil or gas attributable to working interest owners' production. At this time, the Company has not agreed to market gas for any working interest owner to customers other than customers of the Company. If the Company does agree to market gas for working interest owners to the Company's customers, the Company will have to agree, at that time, to the terms of such marketing arrangements and it is possible that as a result of such arrangements, the Company's revenues from such customers may be correspondingly reduced. If the working interest owners make their own arrangements to market their natural gas to other end users along the pipeline which have been served by East Tennessee Natural Gas, an interstate pipeline, such gas would be transported through the Company's wholly owned subsidiary TPC at published tariff rates. The current published tariff rate is for firm transportation at a demand charge of five cents per MMBtu per day plus a commodity charge of $0.80 per MMBtu. If the working interest owners do not market their production, either independently or through the Company, then their interest will be treated as not yet produced and will be balanced either when marketing arrangements are made by such working interest owners or when the well ceases to produce in accordance with customary industry practice.

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

     The Company leases its principal executive offices, consisting of approximately 5,647 square feet located at 603 Main Avenue, Suite 500, Knoxville, Tennessee and an office in Hays, Kansas at a rental of $500 per month. During 2002 and the first quarter of 2003, the Company closed a field office in Sneedville, Tennessee and an office in New York City it had previously leased at an aggregate rental of $3,100 per month.

RESERVE ANALYSES

     Ryder Scott Company, L.P. of Houston, Texas ("Ryder Scott") has performed reserve analyses of all the Company's productive leases. Ryder Scott and its employees and its registered petroleum engineers have no interest in the Company or IRC, and performed these services at their standard rates. The net reserve values used hereafter were obtained from a reserve report dated February 10, 2003 (the "Report") prepared by Ryder Scott as of December 31, 2002. In substance, the Report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include production data, decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical judgment. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Ryder Scott. The net reserve values in the Report were adjusted to take into account the working interests that have been sold by the Company in various wells in the Swan Creek Field. The Report provides that the net proved reserves for wells in the Swan Creek Field are 30,360 MMcf of natural gas and 226,456 barrels of oil. According to the Report, the value of the future gross revenues of the Company's interest in the Swan Creek Field as of December 31, 2002 is $103,667,886 before production taxes and $100,557,852 after production taxes. The Report further provides that as of December 31, 2002 the value of the future net income before income taxes of the Company's interest in the Swan Creek Field is $80,798,842 and, discounting the future net income by 10% results in a present value of $36,230,728.

     The Report reflects that the amount of proved natural gas reserves in the Swan Creek Field of 30,360MMcf remained essentially unchanged from reserves of 30,366 MMcf reported in the Ryder Scott report dated March 28,2002 reporting values as of December 31, 2001. The Report also reflects a decrease in the amount of proved oil reserves to 224,456 barrels in 2002 from 319,650 barrels reported in the earlier Ryder Scott report for values as of December 31, 2001. This decrease was primarily due to estimates for the Colson #1 well which was included in the earlier Ryder Scott report as of December 31, 2001, but was not included in the current Report as that well was subsequently taken off-line and reclassified as unproved. The Report reflects an increase from the Ryder Scott Report for the year ended December 31, 2001 in the value of the future gross revenues of the Company's interest in the Swan Creek Field from $57,832,005 to $103,667,886 before production taxes and $56,097,044 after production taxes to $100,557,852. The Report also indicates an increase in the discounted (at 10% per annum compounded monthly) present value of the reserves of the Swan Creek Field from $19,302,590 as of December 31, 2001 to $36,230,728 as of December 31, 2002. These increases in values reported by Ryder Scott in the Report are due to an increase in oil and gas prices for 2002 making a larger portion of the Field's undeveloped reserves more economical for future development. Gas prices for the year-end 2001 Ryder Scott report utilized gas prices of $2.35 per Mcf and oil prices of $16.25 per barrel as opposed to the $4.22 per Mcf price and $26.90 per barrel price utilized in the current Report for the year ended December 31, 2002. In addition, the Company drilled two wells in 2002, the Colson #2 and the Paul Reed #9, which added 936 MMcf to the Company's gas reserves in the Swan Creek Field.

     Ryder Scott also performed a reserve analysis of the Kansas Properties. The Report provides that as of December 31, 2002 the net proved reserves for the Kansas Properties are 4,005 MMcf of natural gas and 1,586,258 barrels of oil. According to the Report, the value of the future gross revenues of the Company's interest in the Kansas Properties as of December 31, 2002 is $48,511,771 before production taxes and $48,066,045 after production taxes. The Report further provides that as of December 31, 2002 the value of the future net income before income taxes of the Company's interest in the Kansas Properties is $18,163,162 and, discounting the future net income by 10% results in a present value of $10,417,292.

     The current Report reflects a substantial increase from the Ryder Scott Report analyzing the reserves of the Kansas Properties as of December 31, 2001 in (i) the number of barrels of oil attributed to the Company's net interest in the Kansas Properties from 831,930 barrels to 1,308,467 and (ii) the value of the future gross revenues of the Company's interest in the Kansas Properties from $20,463,797 to $48,511,771 before production taxes and $19,586,607 after production taxes to $48,066,045. The current Report also indicates an increase in the discounted (at 10% per annum compounded monthly) net present value of the Company's oil and gas reserves in the Kansas Properties from $2,431,317 as of December 31, 2001 to $10,417,292 as of December 31, 2002. These increases are due primarily to two factors. First, the increased price and future speculative market for energy prices have driven both oil and gas prices higher. The 2001 Ryder Scott Report used a gas price of $2.13 per Mcf in determining the value of reserves in contrast to the $4.13 per Mcf price used in the current Report and an oil price of $17.24 per barrel in 2001 contrasted to the $27.29 per barrel price used in 2002. Second, an increase in the number of barrels occurred because the current Report for December 31, 2002 included the production and reserves from approximately thirty producing oil wells that had not been included in the prior Ryder Scott Report for December 31, 2001. At the time of the earlier Report, the calculated operating expenses for those producing wells matched or exceeded the oil price utilized in that Report and therefore, those wells were not considered commercially viable for purposes of that earlier Report. As a result of the increase in the price of oil, those wells and associated reserves are included in the current Report. The Company anticipates that future reports of the net present value of the Kansas Properties should remain stable, and may even increase and will continue to include the consideration of reserves attributable to all of the Company's wells in Kansas, which are still producing in accordance with their extended production history, provided that the market price of oil and gas remains constant or increases.

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

     The Company has not filed the reserve analysis reports prepared by Ryder Scott or any other reserve reports with any Federal authority or agency other than the Securities and Exchange Commission. The Company, however, has filed the information in the Report of the Company's reserves with the Energy Information Service of the Department of Energy in compliance with that agency's statutory function of surveying oil and gas reserves nationwide.

PRODUCTION

     The following tables summarize for the past three fiscal years the volumes of oil and gas produced to the Company's interests, the Company's operating costs and the Company's average sales prices for its oil and gas. The information does not include volumes produced to royalty interests or other working interests.

TENNESSEE
--------------------------------------------------------------------------------------------------------------
        YEAR                 PRODUCTION               COST OF                    AVERAGE SALES PRICE
       ENDED                                         PRODUCTION
      DECEMBER                                      (PER BOE)(2)
         31
--------------------------------------------------------------------------------------------------------------
                      OIL                GAS                                     OIL               GAS
                     (BBL)              (MCF)                                   (BBL)           (PER MCF)
--------------------------------------------------------------------------------------------------------------
2002               15,111.54         521,834.35          $4.10(3)               $21.85            $3.22
--------------------------------------------------------------------------------------------------------------
2001               22,776.21         703,073.56          $0.31                  $16.05            $2.55
--------------------------------------------------------------------------------------------------------------
2000               37,210.67           2,411.00          $0.69                  $20.32            $2.86
--------------------------------------------------------------------------------------------------------------

Gas volumes and prices for 2000 reflect only the nominal purchases made by Hawkins County Gas Utility District upon completion of Phase I of Tengasco Pipeline Company's pipeline system.


---------------------------
     (2) A "BOE" is a barrel of oil equivalent. A barrel of oil contains approximately 6 Mcf of natural gas by heating content. The volumes of gas produced have been converted into "barrels of oil equivalent" for the purposes of calculating costs of production.

     (3) The increase in cost of production in 2002 was a result of this being the first full year of production in the Swan Creek Field.

KANSAS
--------------------------------------------------------------------------------------------------------------
          YEAR               PRODUCTION                COST OF                   AVERAGE SALES PRICE
         ENDED                                       PRODUCTION
        DECEMBER                                      (PER BOE)
          31
--------------------------------------------------------------------------------------------------------------
                       OIL               GAS                                    OIL               GAS
                      (BBL)             (MCF)                                  (BBL)           (PER MCF)
--------------------------------------------------------------------------------------------------------------
2002               105,473.54        246,510.98         $ 8.71                 $23.89            $2.96
--------------------------------------------------------------------------------------------------------------
2001               112,495.88        278,884.66         $10.72                 $23.50            $4.12
--------------------------------------------------------------------------------------------------------------
2000               111,734.81        291,096.22         $ 9.68                 $28.06            $3.75
--------------------------------------------------------------------------------------------------------------

OIL AND GAS DRILLING ACTIVITIES

     The Company's oil and gas developmental drilling for the past three fiscal years are as set forth in the following tables. During the fiscal years ending December 31, 2000 and 2001 the Company did not drill any exploratory wells. In 2002, the Company drilled one exploratory well in Cocke County, Tennessee which did not result in finding commercial quantities of hydrocarbons. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of wells drilled, quantities of reserves found or economic value.

     GROSS AND NET WELLS

     The following tables set forth for the fiscal years ending December 31, 2000, 2001, and 2002 the number of gross and net development wells drilled by the Company. The dry hole set forth in the table below is the Cocke County well referred to above. The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in gross wells.

-------------------------------------------------------------------------------------------------------------------
                                                 YEAR ENDED DECEMBER 31
                                          2002                          2001                           2000
-------------------------------------------------------------------------------------------------------------------
                                  GROSS           NET           GROSS            NET           GROSS           NET
-------------------------------------------------------------------------------------------------------------------
TENNESSEE
-------------------------------------------------------------------------------------------------------------------
PRODUCTIVE WELLS                    3           2.625             19            11.42            9           4.0515
-------------------------------------------------------------------------------------------------------------------
DRY HOLES                           1             .50              0                0            0                0
-------------------------------------------------------------------------------------------------------------------
KANSAS
-------------------------------------------------------------------------------------------------------------------
PRODUCTIVE WELLS                    0               0              3            2.594            0                0
-------------------------------------------------------------------------------------------------------------------
DRY HOLES                           0               0              0                0            0                0
-------------------------------------------------------------------------------------------------------------------

     PRODUCTIVE WELLS

     The following table sets information regarding the number of productive wells in which the Company held a working interest as of December 31, 2002. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole are counted as one well.

-------------------------------------------------------------------------------------------------------------------
                                                    GAS                                         OIL
-------------------------------------------------------------------------------------------------------------------
                                         GROSS                    NET                GROSS                NET
-------------------------------------------------------------------------------------------------------------------
TENNESSEE                                  31                    18.9                  12                6.18
-------------------------------------------------------------------------------------------------------------------
KANSAS                                     52                   43.45                 128               110.5
-------------------------------------------------------------------------------------------------------------------

DEVELOPED AND UNDEVELOPED OIL AND GAS ACREAGE

     As of December 31, 2002, the Company owned working interests in the following developed and undeveloped oil and gas acreage. Net acres refers to the Company's interest less the interest of royalty and other working interest owners.

-------------------------------------------------------------------------------------------------------------------
                                                 DEVELOPED                                  UNDEVELOPED
-------------------------------------------------------------------------------------------------------------------
                                      GROSS ACRES              NET ACRES          GROSS ACRES          NET ACRES
-------------------------------------------------------------------------------------------------------------------
TENNESSEE                               1,840.00                1,065.38            41,088              35,952
-------------------------------------------------------------------------------------------------------------------
KANSAS                                  9,666.00                8,080.44            22,711              18,995.48
-------------------------------------------------------------------------------------------------------------------

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

     1. On November 8, 2001, the Company signed a credit facility with Bank One, N.A. in Houston, Texas whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility was $10 million.

     On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the then-existing borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days. On May 2, 2002, the Company filed suit in federal court in the Eastern District of Tennessee, Northeastern Division at Greeneville to restrain Bank One from taking any steps pursuant to its Credit Agreement to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. TENGASCO, INC., TENGASCO LAND AND MINERAL CORPORATION AND TENGASCO PIPELINE CORPORATION V. BANK ONE, NA, DOCKET NO. 2:02-CV-118. It is the position of the Company that Bank One's demand that the Company reduce its loan from $9,101,776.66 to $3,101,776.66 within thirty days, coming only four months after the loan was made, in the absence of any change in the Company's production of oil and gas from the time the loan was closed or the condition of the Company's assets, without warning and prior to the receipt of a December 2002 reserve report, without any basis or explanation, is a violation of the Credit Agreement and an act of bad faith. The Company sought a jury trial and actual damages sustained by it as a result of the wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million.

     On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million. No hearings have occurred or been scheduled in the court proceeding. The Company has filed initial written discovery requests from Bank One. On November 5, 2002, the Company and the Bank reached preliminary agreement on terms of a potential settlement of the litigation, subject to execution of formal settlement documents. The Company has continued to pay the sum of $200,000 per month of principal due under the original terms of the Credit Agreement, plus interest, and has reduced the principal now outstanding to approximately $7.1 million. Although the parties continue to attempt to reach settlement of all outstanding issues under the preliminary agreement, the settlement has not been concluded. At a scheduling conference held by the Court on February 21, 2003, a procedural schedule has been set as requested by the Company leading toward a trial date of November 18, 2003 in the event settlement is not concluded.

     2. On November 22, 2002, the Company and its then Chief Executive Officer, Malcolm E. Ratliff, were served with complaint filed in the United States District Court for the Eastern District of Tennessee, Knoxville, entitled PAUL MILLER V. M. E. RATLIFF AND TENGASCO, INC., DOCKET NUMBER 3:02-CV-644. The complaint seeks certification of a class action to recover on behalf of the class of all persons who purchased shares of the Company's common stock between August 1, 2001 and April 23, 2002, damages in an amount not specified which were allegedly caused by violations of the federal securities laws, specifically Rule 10b-5 issued under the Securities Exchange Act of 1934 as to the Company and Mr. Ratliff, and Section 20(a) the Securities Exchange Act of 1934 as to Mr.
Ratliff. The complaint alleges that documents and statements made to the investing public by the Company and Mr. Ratliff misrepresented material facts regarding the business and finances of the Company. The Company's initial review of the allegations of the complaint against the Company discloses that the allegations do not appear to be well founded and are without merit. The Company intends to vigorously defend against all allegations of the complaint. The Company has filed a motion to dismiss the action based on the failure of the complaint to meet the requirements of the Securities Litigation Reform Act of 1995. If that motion is not granted, the Company will file its responsive pleading and will contest the class certification issues and the substantive allegations of the complaint.

     3. The Company and its subsidiary, Tengasco Pipeline Corporation ("TPC"), were named as defendants in an action commenced on June 4, 2001 by C.H. Fenstermaker & Associates, Inc. ("Fenstermaker") in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., NO. 3:01-CV-283. The action seeks to recover approximately $365,000 in charges billed to TPC for engineering services in connection with the planning and construction of Phase II of the Company's pipeline, which runs from Rogersville to Kingsport, TN to serve Eastman Chemical Company and Holston Ordnance. On June 25, 2001, the Company and TPC filed an answer to the complaint denying liability for the billings claimed, and counterclaiming against Caddum, Inc. ("Caddum"), a division of Fenstermaker. The counterclaim seeks damages for breach of contract and breach of professional engineering standards caused by Caddum, including unauthorized deviations from the pipeline route, which caused the Company to incur significant additional costs. These costs included fees for concrete capping of the pipeline as a result of the pipeline being placed to close to the adjoining highway right of way. The counterclaim further alleges that Caddum damaged the
Company: by causing delays in completing the pipeline by failing to submit engineering drawings and failing to timely obtain certain x-rays of the pipeline welds; its unauthorized actions in ordering supplies and materials; and, overbilling from the agreed contract rate for engineering services. The District Court rescheduled the case for a non-jury trial on May 8, 2003. On February 27, 2003, the parties reached an agreement in principle for the settlement of this action, and settlement documents are being prepared for review by both parties. In general, the proposed settlement framework contemplates a reduction in the amount owed by the Company from that claimed in the complaint, and favorable extended payment terms.

     4. TENGASCO PIPELINE CORPORATION V. JAMES E. LARKIN AND KATHLEEN A. O'CONNOR, No. 4929J in the Circuit Court for Hawkins County, Tennessee. This is a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a temporary construction easement and permanent right of way to maintain and operate a portion of Phase I of the Company's pipeline in Hawkins County, Tennessee. The court granted an order of possession to the Company in January, 1998 and the pipeline has been constructed across approximately 3,000 feet of the property concerned in a rural and very steep locale. The Company has had the right of way appraised at $4,000. The landowners, Mr. Larkin and Kathleen A. O Connor who both live on the property, contest the appraised value of the property and claim incidental damages to certain fish ponds located on their property. The landowners, despite a lack of evidence of any fish raising or aquaculture business actually being or having been operated on the premises or of any actual losses to such business, have counterclaimed for $867,585 in compensatory damages and $2.6 million in punitive damages arising from trespass and other legal theories. The Court required the parties to attempt to mediate this dispute and the mediation occurred in December, 2000. The parties were unable to reach a mediated settlement and the matter has most recently been scheduled for trial on January 29, 2003. The January 29, 2003 trial date has been continued by the Court to an unspecified future date. The Court has ordered the parties to a second mediation session which will occur in March or April, 2003. If settlement is not reached at mediation, the Company intends to vigorously defend the allegations of the counterclaim because trial preparations have not disclosed any fact that reasonably suggests a substantial adverse result in this matter and the allegations of the counterclaim appear to be without any credible basis.

     5. The Company, its former Chief Executive Officer and former Director of the Company, Malcolm E. Ratliff, and one of the Company's attorneys, Morton S. Robson, were named as defendants in an action commenced in the Supreme Court of the State of New York, New York County entitled MAUREEN COLEMAN, JOHN O. KOHLER, CHARLES MASSOUD, JONATHAN SARLIN, VON GRAFFENRIED A.G. AND VPM VERWATUNGS A.G., PLAINTIFFS V. TENGASCO, INC., MORTON S. ROBSON AND MALCOLM E. RATLIFF, DEFENDANTS, INDEX NO. 603009/98. In that action, the plaintiffs, shareholders of the Company each of which purchased restricted shares of the Company's Common Stock, allege that although they were entitled to sell their shares pursuant to SEC Rule

144 in the open market, they were precluded from doing so by the defendants' purported wrongful refusal to remove the restrictive legend from their shares. The plaintiffs own in the aggregate 35,000 shares of the Company's common stock. The plaintiffs are seeking damages in an amount equal to the difference between the amount for which they would have been able to sell their shares if the defendants had acted to remove the restrictive legends when requested and the amount they will receive on the sale of their shares. The plaintiffs are also seeking punitive damages in an amount they claim to be in excess of $500,000 together with interest, costs and disbursements of bringing the action, including reasonable attorneys fees. This action has been partially settled by the Company agreeing to remove the restrictive legends on the plaintiffs' stock.

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

         None during the fourth quarter of 2002.

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

     The range of high and low closing prices for shares of common stock of the Company during the fiscal years ended December 31, 2001 and December 31, 2002 are set forth below. The prices for the first three quarters of 2001 have been retroactively adjusted by a 5% reduction to take into account the 5% stock dividend declared by the Company payable on October 1, 2001 to all shareholders of record as of September 4, 2001.


                                                          HIGH               LOW
For the Quarters Ending

March 31, 2002                                            8.19              5.80

June 30, 2002                                             6.49              2.71

September 30, 2002                                        3.45              2.20

December 31, 2002                                         2.90              1.05



March 31, 2001                                           14.20              9.69

June 30, 2001                                            15.01             11.16

September 30, 2001                                       13.69              7.60

December 31, 2001                                        10.54              7.39

HOLDERS

     As of March 3, 2003 the number of shareholders of record of the Company's common stock was 205 and management believes that there are approximately 2,387 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company under its credit agreement with Bank One is presently restricted from paying dividends without Bank One's consent. The Company did not pay any dividends with respect to the Company's common stock in 2002 and has no present plans to declare any further dividends with respect to its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Except as previously reported in Quarterly Reports on Form 10-Q filed by the Company, no other equity securities that were not registered under the Securities Act of 1933, as amended, were sold or issued by the Company during 2002.

     Management believes that all of the persons who were sold or issued common stock or preferred stock during 2002 that was not registered under the Securities Act of 1933, as amended, were either "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, or were persons who by virtue of background, education and experience who could accurately evaluate the risks and merits attendant to an investment in the securities of the Company. Further, all such persons were provided with access to all material information regarding the Company, prior to the offer or sale of these securities, and each had an opportunity to ask of and receive answers from directors, executive officers, attorneys and accountants for the Company. The offers and sales of such securities during 2002 are believed to have been exempt from the registration requirements of Section 5 of the 1933 Act, as amended, pursuant to Section 4(2) thereof, and from similar state securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's financial statements, and should be read in conjunction with those financial statements, including the related footnotes.




Years Ended December 31(4),

--------------------------
(4) All references in this table to common stock and per share data have been retroactively adjusted to reflect the 5% stock dividend declared by the Company effective as of September 4, 2001.

                                  2002              2001             2000              1999            1998
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
---------------------------------------------------------------------------------------------------------------------
Oil and Gas Revenues           $5,437,723        $6,656,758       $5,241,076        $3,017,252      $2,078,101
---------------------------------------------------------------------------------------------------------------------
Production Costs and Taxes     $3,094,731        $2,951,746       $2,614,414        $2,564,932      $1,943,944
---------------------------------------------------------------------------------------------------------------------
General and Administrative     $1,868,141        $2,957,871       $2,602,311        $1,961,348      $1,372,132
---------------------------------------------------------------------------------------------------------------------
Interest Expense               $578,039          $850,965         $415,376          $417,497        $574,906
---------------------------------------------------------------------------------------------------------------------
Net Loss                       $(3,154,555)      $(2,262,787)     $(1,541,884)      $(2,671,923)    $(3,083,638)
---------------------------------------------------------------------------------------------------------------------
Net Loss Attributable to
Common Stockholders            $(3,661,334)      $(2,653,970)     $(1,799,441)      $(2,791,270)    $(3,083,638)
---------------------------------------------------------------------------------------------------------------------
Net Loss Attributable to       $(0.33)           $(0.26)          $(0.19)           $(0.33)         $(0.42)
Common Stockholders Per
Share
---------------------------------------------------------------------------------------------------------------------

  As of December 31(5 6),


                                        2002               2001             2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
---------------------------------------------------------------------------------------------------------------------
Working Capital Deficit          $(7,998,835)        $(6,326,204)     $(708,317)       $(1,406,263)     $(1,929,215)
---------------------------------------------------------------------------------------------------------------------
Oil and Gas Properties, Net      $13,864,321         $13,269,930      $9,790,047       $8,444,036       $7,747,655
---------------------------------------------------------------------------------------------------------------------
Pipeline Facilities, Net         $15,372,843         $15,039,762      $11,047,038      $4,212,842       $4,019,209
---------------------------------------------------------------------------------------------------------------------
Total Assets                     $32,584,391         $32,128,245      $25,224,724      $15,182,712      $13,525,777
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt                   $2,006,209          $3,902,757       $7,108,599       $3,119,293       $3,190,930
---------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock       $6,762,218          $5,459,050       $3,938,900       $1,988,900       $800,000
---------------------------------------------------------------------------------------------------------------------
Stockholders Equity              $14,210,623         $14,991,847      $10,864,202      $7,453,930       $7,245,090
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The Company incurred a net loss to holders of common stock of $3,661,344 ($0.33 per share) in 2002 compared to a net loss of $2,653,970 ($0.26 per share) in 2001 and $1,799,441 ($0.19 per share) of common stock in 2000.

--------------------------
(5) With respect to the pipeline facilities, during the years ended December 31, 2000, 1999, and 1998, this included portions which were under construction.

(6) No cash dividends have been declared or paid by the Company for the periods presented.

     The Company realized oil and gas revenues of $5,437,723 in 2002 as compared to $6,656,758 in 2001 and $5,241,076 in 2000. The decrease in revenues in 2002 from 2001 was due to a decrease in volumes produced in 2002 from the volumes produced in 2001. Gas produced from the Swan Creek Field was 717,701 MCF in 2002 as compared to 966,967 MCF in 2001, resulting in approximately $800,000 in reduced revenues. Oil production from the Swan Creek Field was 20,122 barrels in 2002, down from 30,323 barrels in 2001, resulting in approximately $200,000 in reduced revenues. Gas production from the Kansas Properties was 287,198 MCF in 2002 compared to 324,915 MCF in 2001, resulting in approximately $100,000 in reduced revenues. Oil production from the Kansas Properties was 137,851 barrels in 2002 compared to 147,029 barrels in 2001, resulting in approximately $200,000 in reduced revenues. The reason for the decrease in volumes produced in 2002 was the Company's dispute with Bank One which significantly limited the Company's ability to drill new wells and to work over under producing wells in Kansas. The increased revenues in 2001 of $6,656,758 compared to $5,241,076 in 2000 was primarily due to gas sales from the Swan Creek field of $2,563,935 being made for the first time during 2001. However, oil sales decreased by approximately $951,000 in 2001 from 2000 levels due to price decreases, as the number of barrels produced remained constant.

     The Company's subsidiary, TPC, had pipeline transportation revenues of $259,677 in 2002, a decrease compared to of $296,331 in 2001, the first year of transportation revenues.

     The Company's production costs and taxes have increased each year from 2000 to 2002 as additional costs have been incurred to maintain the Kansas Properties and to begin production from the Swan Creek Field in 2001 and to maintain it in 2002. The production costs and taxes increased from $2,951,746 in 2001 to $3,094,731 in 2002. An increase in 2001 of $337,332 in production costs and taxes as compared to 2000 was due primarily to the commencement of production from the Swan Creek Field.

     Depletion, depreciation, and amortization increased significantly in 2002 to $2,413,597 over 2001 and 2000 levels of $1,849,963 and $371,249, respectively. The primary reason for the increase from 2002 over 2001 was due to depreciation being taken for the first time for a full year on the Company's pipeline facilities in 2002, whereas only a half year of depreciation was taken in 2001 after the pipeline was placed in service in mid-year. Also, approximately $186,000 of loan fees were amortized in 2002. The primary increase in 2001 from 2000 was due to significant increases in depletion expense during 2001 ($1,142,000) as a result of the following: decreases in reserve estimates on oil and gas properties arising from declining commodity prices; certain of the Company's gas wells had decreased production levels at year-end due to problems encountered with liquids in the wells. This decreased production level at year-end was factored into the estimated future proved reserves calculation performed as of December 31, 2001, resulting in a lower future proved reserves estimate. Additionally, in 2001 the Company took depreciation on the pipeline for the first time ($220,371).

     The Company has significantly reduced its general administrative costs to $1,868,141 in 2002 from $2,957,871 in 2001. Management has made a significant effort to control costs in every aspect of its operations. Some of these cost reductions include the closing of the New York office and a reduction in personnel from 2001 levels. General and administrative expenses had increased to $2,957,871 in 2001 from $2,602,311 in 2000. The increases in 2001 from 2000 were attributable to an increase in insurance of approximately $400,000 in 2001 to expand coverage including blowout insurance and the addition of Company provided medical insurance for employees.

     Interest expense for 2002 decreased significantly over 2001 levels due to the reduced interest rate on the Bank One loan over the rate applicable under previous financing arrangements. Interest expense in 2002 was $578,039 compared to $850,965 in 2001. Interest expense for 2001 had in turn increased significantly from $415,376 in 2000. This increase was due to additional interest cost associated with financing for the completion of Phase II of the Company's 65 mile pipeline. The increase in 2001 was reduced by interest cost of approximately $148,000 which was capitalized in the first 3 months of 2001 during construction of the pipeline. Interest of $128,000 was capitalized in 2000.

     Public relations costs were significantly reduced in 2002 to $193,229 from $293,448 in 2001 as the Company applied cost saving methods in the preparation of the Annual Report and in publishing of press releases. Public relations costs increased to $293,448 in 2001 as compared to 2000 costs of $106,195 due to costs associated with producing the annual report, the proxy statement, and press releases.

     Professional fees increased to $707,296 in 2002 from $355,480 in 2001 due to legal and accounting services primarily related to the Bank One litigation and new accounting regulations. Professional fees had decreased substantially in 2001 from 2000 fees of $719,320 which included a charge in 2000 of $242,000 for stock options issued in 2000 to non-employees.

     Dividends on preferred stock increased to $506,789 in 2002 from $391,183 in 2001 and from $257,557, in 2000 as a result in the increase in the amount of preferred stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     On November 8, 2001, the Company signed a credit facility agreement (the "Credit Agreement") with the Energy Finance Division of Bank One, N.A. in Houston Texas ("Bank One") whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the Credit Agreement was $10 million. On November 9, 2001, funds from the Bank One credit line were used to (1) satisfy existing indebtedness on the Company's Kansas Properties ($1,427,309); (2) payoff the internal financing provided by Directors and shareholders of the Company for the completion of the Company's 65 mile intrastate pipeline ($3,895,490); (3) payoff a note due to Spoonbill, Inc. for funds borrowed by the Company for working capital ($1,080,833); (4) payoff a note due to Malcolm E. Ratliff, the Company's Chief Executive Officer, for purchase by the Company of a drilling rig and related equipment ($1,003,844); and, (5) payoff the remaining balance of a loan made to the Company for working capital by Edward W.T.Gray III, a former Director of the Company, due on December 31, 2001 ($304,444). All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the Credit Agreement. Together with attorneys fees, mortgage taxes in Tennessee and Kansas and related fees the total drawn down on November 9, 2001 from the credit facility was $7,901,776.

     On or about April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement to $3,101,776.66 and the Bank required a $6 million reduction of the outstanding loan.

     The schedule of reserve reports required by the Credit Agreement upon which such redeterminations were to be based specifically established a procedure involving an automatic monthly principal payment of $200,000 commencing February 1, 2002. The Company has remained current in payments of this monthly principal reduction through March 1, 2003. As of the date of this Report, the outstanding principal balance under the Credit Agreement was $6,901,776.66.

     As a result of Bank One's unexpected reduction of the borrowing base and the corresponding demand for payment of $6 million, combined with the fact that the Company is still in the early stages of its oil and gas operating history during which time it has had a history of losses from operations and has an accumulated deficit of $27,776,726 and a working capital deficit of $7,998,835 as of December 31, 2002, the Company's independent auditors indicated in their report on the audit of the Company's consolidated financial statements for the year ended December 31, 2002 that the Company's ability to continue as a going concern is uncertain. The Company's ability to continue as a going concern depends upon its ability to obtain long-term debt or raise capital and satisfy its cash flow requirements.

     On May 2, 2002, the Company filed suit against Bank One in Federal Court in the Eastern District of Tennessee, Northeastern Division at Greeneville, Tennessee to restrain Bank One from taking any steps pursuant to its Credit
Agreement with the Company to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for actual and punitive damages resulting from the wrongful demand in the amount of $150 million.

     On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit

Agreement, including principal, accrued interest, expenses and attorney's fees in the approximate amount of $9 million.

     On November 5, 2002, the Company and Bank One concluded a series of meetings and correspondence by reaching preliminary agreement upon the basic terms of a potential settlement. Any settlement is conditioned upon execution of final settlement documents, and the parties agreed to attempt to close the settlement by November 29, 2002. The principal element of the settlement proposal is for the Bank and the Company to enter into an amended and restated agreement for a new term loan to replace the prior revolving credit facility. The proposed settlement agreement would place specific limits and requirement upon any ability of Bank One to require a reduction of the loan balance. Such a reduction could only occur in the event the value of the oil and gas reserves of the Company falls below an agreed-upon figure in relation to the loan balance, pursuant to a formula which management is satisfied provides ample protection against any future reasonable likelihood of a similar problem arising in the manner causing initiation of the litigation between the Company and Bank One. As of the date of this report, the Company and Bank One continue to negotiate the terms of a mutually satisfactory settlement agreement.

     Even if the Company concludes a settlement with Bank One, the Company does not anticipate that it will be able to either increase its borrowing base under the Bank One Credit Agreement or to borrow any additional sums from Bank One. To fund additional drilling and to provide additional working capital, the Company would be required to pursue other options. Such options would include debt financing, sale of equity interests in the Company, a joint venture arrangement, the sale of oil and gas interests, etc. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating activities.

     The harmful effects upon operations of the Company caused by the actions of Bank One and the ongoing litigation with Bank One in 2002 have been dramatic. First, the action of Bank One in April, 2002 (less than five months after it had entered into the credit facility agreement with the Company and received substantial fees for the providing the credit facility) of reducing the Company's credit line to a point $6 million below its then-existing indebtedness and then calling for payment of that $6 million within thirty days had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One had been used to refinance the Company's indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank was proper, which the Company has vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One's unwarranted actions no additional funds under the credit facility agreement were available in 2002 for additional drilling that the Company had anticipated performing in the Swan Creek Field and which were critical to the development of that Field. In order for overall field production to remain steady or grow in a field such as the Swan Creek Field, new wells must be brought online. Any of the new wells drilled by the Company would also experience a relatively steep initial decline curve followed by longer periods of relatively flat or stable production decline, as does every natural gas well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. Only two gas wells were added by the Company in 2002 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation.

     Second, the existence of the dispute with Bank One, compounded by the fact that an effect of Bank One's action was to cause the Company's auditors to indicate that their was an uncertainty over the Company's ability to continue as a going concern, has significantly discouraged other institutional lenders from considering a variety of additional or replacement financing options for drilling and other purposes that may have ordinarily been available to the Company. Third, the dispute has caused Bank One to fail to grant permission under the existing loan agreements with the Company to permit the Company to formulate drilling programs involving potential third party investors that may have permitted additional drilling to occur. Finally, the dispute has caused the Company to incur significant legal fees to protect the Company's rights.

     The Company believes that the total volume of the Company's reserves in the Swan Creek Field remains largely intact, and that these reserves can be extracted through existing wells and by steady additional drilling brought on by reliable financial arrangements. The Company plans to drill as many as twenty additional wells in the heart of this Field and has obtained approval from the Tennessee regulatory authorities with jurisdiction over spacing of wells to drill on smaller spacing units in the Field, effectively allowing more wells to be drilled and the reservoir to produce more quickly but with no decrease in the long term efficiency of production of the maximum amount of reserves from the reservoir. The Company is hopeful that production from these new wells will be in line with the production from its more productive existing wells in the Swan Creek Field and will have a noticeable effect on increasing the total production from the Field. Although no assurances can be made, the Company believes that it will either be able to resolve the Bank One dispute or obtain additional or replacement financing to allow drilling to increase, and that once new wells are drilled, production from the Swan Creek Field will increase. However, no assurances can be made that such financing will be obtained or that overall produced volumes will increase.

     Similarly, when funding for additional drilling becomes available, the Company plans to drill wells in five new locations it has identified in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 due to lack of funds available for such drilling caused by the Bank One situation. As with Tennessee, the Company is hopeful that once the Bank One matter is resolved it will be able to resume drilling and well workovers in Kansas to maximize production from the Kansas Properties.

     As of December 31, 2002, the Company had total stockholders' equity of $14,210,623 on total assets of $32,584,391. The Company has a net working capital deficiency at December 31, 2002 of $7,998,835 as compared to a net deficiency of $6,326,204 at December 31, 2001. This working capital deficiency arises primarily from the acceleration of $6,000,000 of the Bank One credit facility debt discussed above.

     Net cash used in operating activities increased from $221,176 in 2001 to $566,017 in 2002. The Company's net loss in 2002 increased to $3,154,555 from $2,262,787 in 2001. The impact on cash used due to the net loss for 2001 was offset by non-cash depletion, depreciation and amortization of $2,413,597. Cash flow from working capital items in 2002 was $126,321 as compared to $232,338 in 2001. This resulted from increases in accounts payable of $188,597, and an increase in accrued liabilities of $31,805 and an increase in other current assets of $58,000, partially offset by an increase in accounts receivable of $69,192 and an increase in inventory of $103,384.

     Net cash used in operating activities decreased from $820,615 in 2000 to $221,176 in 2001. The Company's net loss in 2001 increased to $2,262,787 from $1,541,884 in 2000. The impact on cash used due to the net loss for 2001 was primarily offset by non-cash depletion, depreciation and amortization of $1,849,963 and non-cash compensation and services paid by issuance of equity instruments of $92,253. Cash flow from working capital items in 2001 was $232,338 as compared to $66,020 in 2000. This resulted from increases in accounts payable of $191,702, and decreases in inventory of $91,981 and accounts receivable of $3,814, partially offset by a decrease in accrued interest payable of $2,519 and a decrease in accrued liabilities of $52,640.

     Net cash used in investing activities amounted to $2,889,937 for 2002 compared to net cash used in the amount of $9,408,684 for 2001. The decrease in net cash used for investing activities during 2002 is primarily attributable to the construction of Phase II of the pipeline of $4,213,095 in 2001 as compared to $841,750 in 2002, additions to oil and gas properties of $4,821,883 in 2001 as compared to $1,982,529 in 2002.

     Net cash used in investing activities amounted to $9,408,684 for 2001 as compared to $8,936,863 for 2000. The increase in net cash used for investing activities during 2001 was primarily attributable to additions to oil and gas properties of $4,821,883 in 2001 as compared to $1,456,996 in 2000. This was offset by a reduction in expenditures used for the construction of Phase II of the pipeline of $4,213,095 due to its completion in 2001 compared to $6,834,196 in 2000 and a reduction of expenditures used for additions to other property and equipment of $285,722 in 2001 as compared to $1,276,783 in 2000.


     Net cash provided by financing activities decreased to $3,246,633 in 2002 from $8,419,336 in 2001. This was due to the Company's inability to enter into new financing arrangements in 2002 as a result of its dispute with Bank One as discussed above. In 2001 the primary sources of financing includes proceeds from borrowings of $10,442,068 as compared to $2,063,139 in 2002, private placements of common stock of $3,900,000 in 2001 as compared to $2,677,000 in 2002 and convertible redeemable preferred stock of $l,591,150 in 2001 as compared to $1,303,168 in 2002 and proceeds from exercise of options of $2,341,000 in 2001 as compared to zero in 2002 as the market price of the Company's stock fell below the exercise price of the earlier granted options. The primary use of cash in financing activities in 2001 was the use of the funds received from Bank One to repay the Company's prior borrowings of $8,833,325 as compared to 2002 when cash from financing activities of $2,378,273 was used primarily to make payments to Bank One in 2002 and for working capital.

     Net cash provided by financing activities amounted to $8,419,336 in 2001 as compared to $10,940,863 in 2000. The primary sources of financing include proceeds from borrowings of $10,442,068 in 2001 as compared to $6,493,563 in 2000, private placements of common stock of $3,900,000 in 2001 as compared to $4,245,700 in 2000, convertible redeemable preferred stock of $1,591,150 in 2001 as compared to $2,000,000 in 2000 and proceeds from exercise of options of $2,341,000 in 2001 as compared to $180,013 in 2000. The primary use of cash in financing activities was the repayment of borrowings of $8,833,325 in 2001 as compared to $1,720,856 in 2000.

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

     FULL COST METHOD OF ACCOUNTING

     The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. The Company capitalized $1,982,529, $4,821,883 and $1,456,996 of these costs in 2002, 2001 and 2000, respectively.
Costs, however, associated with
production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

     OIL AND GAS RESERVES/DEPLETION DEPRECIATION
     AND AMORTIZATION OF OIL AND GAS PROPERTIES

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

     The Company's proved oil and gas reserves as at December 31, 2002 were estimated by Ryder Scott, L.P., Petroleum Consultants. The Company's discounted present value of its proved oil and gas reserves requires subjective judgments. Estimates of the Company's reserves are in part forecasts based on engineering data, projected future rates of production and timing of future expenditures. The process of estimating oil and gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The passage of time provides more qualitative information regarding estimates of reserves and revisions are made to prior estimates to reflect updated information. Given the volatility of oil and gas prices, it is also reasonably possible that the Company's estimate of discounted net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly this will result in a reduction of the valuation of the Company's reserves. This past year, Ryder Scott based on production results and the increase of oil and gas prices, increased the Company's estimated value of reserves of gas in the Swan Creek Field from its reserve report for the year ended December 31, 2001. See, "Item 2 - Description of Property - Reserve Analysis".

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company was required to adopt SFAS No. 141 on July 1, 2001, and to adopt SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards did not have an effect on the Company's financial position or results of operations.

     In 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has adopted SFAS 143 beginning on January 1, 2003; however, the effect of adoption of this statement on future results of operations or financial position has not yet been determined by management.

     SFAS No. 144,  Accounting  for the  Impairment  or  Disposal of  Long-Lived
Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 became effective for the Company's fiscal year beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.

     The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No.145 will be effective for fiscal years beginning after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses From
Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. There is no current impact of adoption on the Company's financial position or results of operation.

     The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an "exit activity", which includes, but is not limited to, re-structuring, or a "disposal activity" covered by SFAS No. 144.

     SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's financial position or results of operation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company has not guaranteed the debts of others, therefore, this interpretation is not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Management has adopted certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management does not expect that adoption of this interpretation will have a material effect on the Company's financial position or results of operation.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISKS

COMMODITY RISK

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $18.56 per barrel to a high of $27.49 per barrel during 2002. Gas price realizations ranged from a monthly low of $1.91 per Mcf to a monthly high of $4.01 per Mcf during the same period.

     As required by its Credit Agreement with Bank One, the Company entered into hedge agreements on December 28, 2001 on notional volumes of oil and natural gas production for the first six months of 2002 in order to manage some exposure to oil and gas price fluctuations. Realized gains or losses from the Company's price risk management activities will be recognized in oil and gas production revenues when the associated production occurs. Notional volumes associated with the Company's derivative contracts are 27,000 barrels and 630,000 MMBTU's for oil and natural gas, respectively. The Company does not generally hold or issue derivative instruments for trading purposes. These hedge agreements expired in June 2002 and have not been renewed. Hedging activities resulted in a loss to the Company of approximately $118,000 for the year ended December 31, 2002.

INTEREST RATE RISK

     At December 31, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $7.5 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $2.4 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company's annual interest costs in 2002 fluctuated based on short-term interest rates on approximately 78% of its total debt outstanding at December 31, 2002. The impact on interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately 0.5 basis points) would be approximately $32,000, assuming borrowed amounts under the credit facility remain at $7.5 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2002.

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

                                                                 Date of Initial
                                      Positions                  Election or
Name                                  Held                       Designation
----                                  ----                       -----------
Stephen W. Akos                       Director                   2/28/03
8000 Maryland Avenue
St. Louis, MO 63105

Joseph E. Armstrong                   Director                   3/13/97
4708 Hilldale Drive
Knoxville, TN 37914

Jeffrey R. Bailey                     Director;                  2/28/03
2306 West Gallaher Ferry              President                  6/17/02
Knoxville, TN 37932

John A. Clendening                    Director                   2/28/03
1031 Saint Johns Drive
Maryville, TN 37801

Robert L. Devereux                    Director                   2/28/03
10 South Brentwood Blvd.
St. Louis, MO 63105

Bill L. Harbert      .                Director                   4/2/02
820 Shaders Creek Pkway
Birmingham, AL 35209

Peter E. Salas                        Director                   10/8/02
129 East 17th Street
New York, NY 10003

Charles M. Stivers                    Director                   9/28/01
420 Richmond Road
Manchester, KY 40962

Richard T. Williams                   Director;                  6/28/02
4472 Deer Run Drive                   Chief Executive             2/3/03
Louisville, TN 37777                  Officer

Mark A. Ruth                          Chief Financial           12/14/98
9400 Hickory Knoll Lane               Officer
Knoxville, TN 37922

Robert M. Carter                      President Tengasco          6/1/98
760 Prince George Parish Drive        Pipeline Corporation
Knoxville, TN 37931

Cary V. Sorensen                      General Counsel;           07/9/99
509 Bretton Woods Dr.                 Secretary
Knoxville, TN 37919

Sheila F. Sloan                       Treasurer                  12/4/96
121 Oostanali Way
Loudon, TN 37774

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In fiscal 2002, Malcolm E. Ratliff, formerly a Director of the Company and its Chief Executive Officer in 2002, failed to timely file one Form 4 Report involving two transactions. Mr. Ratliff also recently filed an untimely Form 5 Report which indicated he failed to file Form 4 Reports for two transactions, one in October 2002 and the other in December 2002. Benton L. Becker, who was a Director of the Company in 2002, also failed to timely file one Form 4 Report involving three transactions.

BUSINESS EXPERIENCE

     DIRECTORS

     Stephen W. Akos is 49 years old. He has over twenty years experience in the financial services industry with an expertise in fixed income securities. Since August of 2000, he has been First Vice President, Institutional Fixed Income Sales, Robert W. Baird & Co., St. Louis, Missouri. Prior to 2000, he held executive positions with Mercantile Bank and Mark Twain Bank since 1993. Before 1993 he was a broker and held a series of executive positions at brokerage firms Dean Witter, Shearson Lehman Hutton, Drexel Burnham Lambert, and Kidder Peabody in St. Louis. He received an MBA in Finance from Washington University in 1979, and a B.S. in Business Administration, Accounting, from Washington University in 1976. He has been a shareholder of the Company for approximately six years. He was elected as a Director of the Company on February 28, 2003.

     Joseph  Earl  Armstrong  is 46  years  old  and a  resident  of  Knoxville,
Tennessee. He is a graduate of the University of Tennessee and Morristown College where he received a Bachelor of Science Degree in Business Administration. From 1988 to the present, he has been an elected State Representative for Legislative District 15 in Tennessee. From 1994 to the present he has been in charge of government relations for the Atlanta Life Insurance Co. From 1981 to 1994 he was a District Manager for the Atlanta Life Insurance Co. He has served as Director of the Company since 1997.

     Jeffrey R. Bailey is 45 years old. He graduated in 1980 from New Mexico Institute of Mining and Technology with a B.S. degree in Geological Engineering. Upon graduation he joined Gearhart Industries as a field engineer working in Texas, New Mexico, Kansas, Oklahoma and Arkansas. Gearhart Industries later merged with Halliburton Company. In 1993 after 13 years working in various field operations and management roles primarily focused on reservoir evaluation, log analysis and log data acquisition he assumed a global role with Halliburton as a Petrophysics instructor in Fort Worth, Texas. His duties were to teach
Halliburton personnel and customers around the world log analysis and competition technology and to review analytical reservoir problems. In this role Mr. Bailey had the opportunity to review reservoirs in Europe, Latin America, Asia Pacific and the Middle East developing a special expertise in carbonate reservoirs. In 1997 he became technical manager for Halliburton in Mexico focusing on finding engineering solutions to the production challenges of large carbonate reservoirs in Mexico. He joined the Company as its Chief Geological Engineer on March 1, 2002. He was elected as President of the Company on July 17, 2002 and as a Director on February 28, 2003.

     Dr.  John A.  Clendening  is 70 years old. He received  B.S.  (1958),  M.S.
(1960) and Ph. D. (1970) degrees in geology from West Virginia University. He was employed as a Palynologist-Coal Geologist at the West Virginia Geological Survey from 1960 until 1968. He joined Amoco in 1968 and remained with Amoco as a senior geological associate until 1972. Dr. Clendening has served as President and other offices of the American Association of Stratigraphic Palynologists and the Society of Organic Petrologists. From 1992 - 1998 he was engaged in association with Laird Exploration Co., Inc. of Houston, Texas, directing exploration and production in south central Kentucky. In 1999 he purchased all the assets of Laird Exploration in south central Kentucky and operates independently. While with Amoco Dr. Clendening was instrumental in Amoco's acquisition in the early 1970's of large land acreage holdings in Northeast Tennessee, based upon his geological studies and recommendations. His work led directly to the discovery of what is now the Company's Paul Reed # 1 well. He further recognized the area to have significant oil and gas potential and is credited with discovery of the field which is now known as the Company's Swan Creek Field. Dr. Clendening previously served as a Director of the

Company from September 1998 to August 2000. He was again elected as a Director of the Company on February 28, 2003.

     Robert L. Devereux is 42 years old. He graduated in 1982 from St. Louis University with a Bachelor's Degree in Business Administration with a major in finance. He received his law degree from St. Louis University in 1985. For the past eighteen years, Mr. Devereux has been actively engaged in the practice of law, specializing in commercial litigation. Since 1994, he has been a principal in the law firm of Devereux Murphy LLC located in St. Louis, Missouri. For the past eight years Mr. Devereux has also been a principal of and has served as the Chief Executive Officer of Gateway Title Company, Inc. He was elected as a Director of the Company on February 28, 2003.

     Bill L. Harbert is 79 years old. He earned a B.S. degree in civil engineering from Auburn University in 1948. In 1949 he was one of the founders of Harbert Construction Company. He managed that company's construction operations, both domestic and foreign, and served as its Executive Vice-President until 1979. From 1979 until July, 1990 he served as President and Chief Operating Officer and from July 1990 through December 1991 he served as Vice Chairman of the Board of Harbert International, Inc. He then purchased a majority of the international operations of Harbert International, Inc. and formed Bill Harbert International Construction, Inc. He served as Chairman and Chief Executive Officer of that corporation until retiring from the company in 2000. Mr. Harbert's companies built pipeline projects in the United States and throughout the world. They also built many other projects including bridges, commercial buildings, waste water treatment plants, airports, including an air base in Negev, Israel and embassies for the United States government in, among other places, Tel Aviv, Hong Kong, and Baku. Mr. Harbert has also served as president (1979) and Director (1980) of the Pipe Line Contractors Association, USA and for seven years as Director, Second Vice-President and First Vice-President (2001-2002) of the International Pipe Line Contractors Association. Mr. Harbert has been active in service to a variety of business associations, charities and the arts in the Birmingham area for many years. He was elected as a Director of the Company on April 2, 2002.

     Peter E. Salas is 48 years old. He has been President of Dolphin Asset Management Corp. and its related companies since he founded it in 1988. Prior to establishing Dolphin, he was with J.P. Morgan Investment Management, Inc. for ten years, becoming Co-manager, Small Company Fund and Director-Small Cap Research. He received an A.B. degree in Economics from Harvard in 1976. Mr. Salas was elected to the Board of Directors on October 8, 2002.

     Charles M. Stivers is 40 years old. He is a Certified Public Accountant with 18 years accounting experience. In 1984 he received a B.S. degree in accounting from Eastern Kentucky University. From 1983 through July 1986 he served as Treasurer and CEO for Clay Resource Company. From August 1986 through August 1989 he served as a senior tax and audit specialist for Gallaher and Company. From September 1989 to date he has owned and operated Charles M. Stivers, C.P.A., a regional accounting firm. Mr. Stiver's firm specializes in the oil and gas industry and has clients in eight states. The oil and gas work performed by his firm includes all forms of SEC audit work, SEC quarterly financial statement filings, oil and gas consulting work and income tax services. Mr. Stiver's firm has also represented oil and gas companies with respect to Federal and State income tax disputes in 15 states over the past 12 years. In September 2001, he was elected as a director of the Company and is the chairman of the Company's audit committee.

     Dr. Richard T. Williams is 52 years old. He has been a member of the faculty of the Department of Geological Sciences at The University of Tennessee in Knoxville, Tennessee, since 1987, after holding faculty positions at West Virginia University and the University of South Carolina since 1979. He has been engaged in reflection seismology and geophysical studies in the Appalachian Overthrust since 1980. He earned his Ph.D. in Geophysics from Virginia Tech in 1979. Dr. Williams was elected to the Board of Directors of the Company effective June 28, 2002. He was appointed Chief Operating Officer of the Company on January 10, 2003, and on February 3, 2003, he was elected Chief Executive Officer of the Company.

     OFFICERS

     Mark A. Ruth is 44 years old. He is a certified public accountant with 21 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal Deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company. From December 14, 1998 to August 31, 1999 he served as the Company's Chief Financial Officer. On August 31, 1999 he was elected as a Vice-President of the Company and on November 8, 1999 he was again appointed as the Company's Chief Financial Officer.

     Robert M. Carter is 66 years old. He attended Tennessee Wesleyan College and Middle Tennessee State College between 1954 and 1957. For 35 years he was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing, financing, and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company. He served as President of the Company until he resigned from that position on October 19,1999. On August 8, 2000 he again was elected as President of the Company and served in that capacity until July 31, 2001. He has served as President of Tengasco Pipeline Corporation, a wholly owned subsidiary of the Company, from June 1, 1998 to the present.

     Cary V. Sorensen is 54 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees form North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July, 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, most recently serving for seven years as senior counsel with the litigation department of Enron Corp. before entering private practice in June, 1996. He has represented virtually all of the major oil companies headquartered in Houston and all of the operating subsidiaries of Enron Corp., as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in five states. These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal levels, and general operation and regulation of interstate and intrastate gas pipelines. He has served as General Counsel of the Company since July 9, 1999.

     Sheila F. Sloan is 47 years old. She graduated from South Lake High School located in St. Clair Shores, Michigan in 1972. From 1981 to 1985 she worked as a purchasing agent for Sequoyah Land Company located in Madisonville, Tennessee. From 1990 to 1995 she managed the Form U-3 Weight Loss Centers in Knoxville, Tennessee. She has been with the Company since January 1996. On December 4, 1996 she was elected as the Company's Treasurer.

COMMITTEES

     The Company's Board has operating audit, stock option, compensation, field safety and frontier exploration committees. Charles M. Stivers, Stephen W. Akos and John A. Clendening are the members of the Company's Audit Committee. Mr. Stivers is the Chairman of this Committee and has also been designated by the Company as the financial expert of the Audit Committee. Robert L. Devereux, John
A. Clendening and Mr. Akos comprise the stock option committee with Mr. Devereux acting as Chairman; Messrs. Akos, Stivers and Clendening comprise the compensation committee with Mr. Clendening acting as Chairman; Richard T. Williams, Jeffrey R. Bailey and Joseph Earl Armstrong comprise the field safety committee; and Messrs. Williams, Bailey and Clendening comprise the frontier exploration committee.

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


ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity during those periods.

                           SUMMARY COMPENSATION TABLE


                                                                     -----------LONG TERM AWARDS-----
                                  ANNUAL COMPENSATION                           -----------AWARDS----PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
Name and                      YEAR    SALARY ($)   BONUS ($)   OTHER ANNUAL    RESTRICTED     SECURITIES     PAYOUTS       ALL OTHER
Principal Position                                             COMPENSATION    STOCK          UNDERLYING                   COMPEN-
                                                               ($)             AWARDS($)      OPTIONS                      SATION
                                                                                              /SARS(#)
------------------------------------------------------------------------------------------------------------------------------------
Malcolm E. Ratliff,           2002    $80,000       $-0-       $ -0-            -0-            59,0628         -0-           -0-
Chief Executive Officer(7)    2001    $80,000       $-0-       $1,000           -0-             52,500         -0-           -0-
                              2000    $70,000       $-0-       $  500           -0-             52,500         -0-           -0-
------------------------------------------------------------------------------------------------------------------------------------

--------------------------
(7) Malcolm E. Ratliff served as the Company's Chief Executive Officer throughout 2002. Richard T. Williams, the Company's current Chief Executive Officer replaced Mr. Ratliff on February 3, 2003.

(8) Number of shares underlying options has been retroactively adjusted for a 5% stock dividend declared by the Company as of September 4, 2001.

OPTION GRANTS FOR FISCAL 2002

     During fiscal year ended December 31, 2002 the Company granted an option to the Chief Executive Officer to purchase 6,562 shares of the Company's common stock at a price of $2.86 per share. The option was for a period of three years commencing on August 5, 2002. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity during the fiscal year ended December 31, 2002.

AGGREGATE OPTION EXERCISES FOR FISCAL 2002
AND YEAR END OPTION VALUES

                                                            --------------------------------------------------------
                                                            NUMBER OF SECURITIES(9)     VALUE(10) of Unexercised
                                                            Underlying Unexercised      In-the-Money
                                                            Options/SARs at             Options/SARs at
                                                            December 31, 2002           December 31, 2002
--------------------------------------------------------------------------------------------------------------------
         NAME              SHARES ACQUIRED   VALUE ($)      EXERCISABLE/                       EXERCISABLE/
                             ON EXERCISE     REALIZED(11)   UNEXERCISABLE                      UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
MALCOLM E. RATLIFF               -0-              -0-               59,062/-0-                 $-0-/-0-
--------------------------------------------------------------------------------------------------------------------

     No options were exercised during fiscal year ended December 31, 2002 by the Chief Executive Officer. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity.

     The Company adopted an employee health insurance plan in August 2001. The Company does not presently have a pension or similar plan for its directors, executive officers or employees. Management is considering adopting a 401(k) plan and full liability insurance for directors and executive officers. However, there are no immediate plans to do so at this time.

COMPENSATION OF DIRECTORS

     The Board of Directors has resolved to compensate members of the Board of Directors for attendance at meetings at the rate of $250 per day, together with direct out-of-pocket expenses incurred in attendance at the meetings, including travel. The Directors, however, have waived such fees due to them as of this date for prior meetings.

--------------------------
(9) Number of shares underlying the unexercised options has been retroactively adjusted for a 5% stock dividend declared by the Company as of September 4, 2001.

(10) Unexercised options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option. The fair market value of the Common Stock was $1.10 per share on December 31, 2002, as reported by The American Stock Exchange. The exercise price of the unexercised options granted to Malcolm E. Ratliff, the Chief Executive Officer of the Company, were $8.69 and $2.86 per share. As a result, the unexercised options have a negative value.

(11) Value realized in dollars is based upon the difference between the fair market value of the underlying securities on the date of exercise, and the exercise price of the option.

     Members of the Board of Directors may also be requested to perform consulting or other professional services for the Company from time to time. The Board of Directors has reserved to itself the right to review all directors' claims for compensation on an ad hoc basis.

     Directors who are on the Company's Audit, Compensation and Stock Option Committees are independent and therefore, do not receive any consulting, advisory or compensatory fees from the Company. However, such Board members may receive fees from the Company for their services on those committees. The Company intends to implement a plan for the payment of those committee members for their services on an annual basis.


EMPLOYMENT CONTRACTS

     The Company has entered into an employment contract with its Chief Executive Officer, Richard T. Williams for a period of two years through December 31, 2004 at an annual salary of $80,000. There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.


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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 3, 2003 with these computations being based upon 11,927,004 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants or the conversion of convertible debt or preferred stock granted or held by such shareholder as of March 3, 2003.

                           FIVE PERCENT STOCKHOLDERS(12)

                                                     NUMBER OF SHARES                PERCENT OF
NAME AND ADDRESS                    TITLE            BENEFICIALLY OWNED                CLASS
----------------                    -----            ------------------                -----
Malcolm E. Ratliff                Stockholder           2,736,549(13)                  22.8%
1200 Scott Lane
Knoxville, TN 37922



Dolphin Offshore                  Stockholder           2,036,613(14)                  16.7%
Partners, L.P.
129 East 17th Street
New York, NY 10003


Bill L. Harbert                   Stockholder/          1,489,496(15)                  12.4%
820 Shaders Creek Pkwy.           Director
Birmingham, AL 35209

                           DIRECTORS AND OFFICERS(16)

                                                     NUMBER OF SHARES                PERCENT OF
NAME AND ADDRESS                    TITLE            BENEFICIALLY OWNED                CLASS
----------------                    -----            ------------------                -----
Stephen W. Akos                   Director               23,439(17)                 Less than 1%
8000 Maryland Avenue
St. Louis, MO 63105

Joseph Earl Armstrong             Director               57,450(18)                 Less than 1%
4708 Hilldale Drive
Knoxville, TN 37914

--------------------------
(12) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 5% stock dividend declared by the Company for shareholders of record as of September 4, 2001.

(13) Malcolm E. Ratliff, formerly the Company's Chief Executive Officer and Chairman of the Board of Directors and a former Director of the Company, is the sole shareholder and President of Industrial Resources Corporation (" IRC"). Malcolm E. Ratliff's wife, Linda Ratliff, is the Secretary of IRC. Accordingly, IRC may be deemed to be an affiliate of the Company. James Ratliff, who is the father of Malcolm E. Ratliff, is the sole shareholder and President of Ratliff Farms, Inc. Malcolm E. Ratliff is the Vice-President/Secretary of Ratliff Farms. Malcolm E. Ratliff has voting control of the shares of the Company owned by Ratliff Farms, Inc. Accordingly, Ratliff Farms, Inc. may also be deemed to be an affiliate of the Company. The shares listed here include 80,171 shares owned directly and an option to purchase 59,062 shares held by Malcolm E. Ratliff, 1,849,744 shares owned by IRC, 716,072 shares owned directly by Ratliff Farms, Inc. and 31,500 shares owned directly by a trust of which Linda Ratliff is trustee and the children of Malcolm E. Ratliff are the beneficiaries. The shares listed here do not include shares of the Company owned directly by James Ratliff or any entity of which he is the controlling person. The shares listed also do not include 373,900 shares directly owned by Dolphin Offshore Partners, L.P. ("Dolphin") which Dolphin granted IRC an option to purchase commencing April 11, 2003 and expiring on May 21, 2003 at a price of $2.386 per share. The general partner and controlling person of Dolphin is Peter Salas, a Director of the Company. In the event IRC does not exercise the option, Dolphin has the right to require IRC to purchase from it the same number of shares that are the subject of the option (373,900) at a price of $2.495 per share.


(14) Consists of 1,739,720 shares held by Dolphin Offshore Partners, L.P. ("Dolphin") of which Peter E. Salas, a Director of the Company, is the general partner and controlling person; a warrant held by Dolphin to purchase 10,500 shares at $7.98 per share; 173,611 shares underlying a promissory convertible note held by Dolphin; and, 112,782 shares underlying 9,000 shares of the Company's Series B 8% Cumulative Convertible Preferred Stock held directly which is convertible into the Company's Common Stock at the rate of $7.98 per share.The shares listed include 373,900 shares held directly by Dolphin as to which Dolphin granted an option to Industrial Resources Corporation ("IRC") to purchase commencing on April 11, 2003 and expiring on May 21, 2003 at a price of $2.386 per share. Malcolm E. Ratliff, a Director of the Company and formerly the Company's Chief Executive Officer and Chairman of the Board, is the sole shareholder and President of IRC. If the option is not exercised, Dolphin has the right to require IRC to purchase from it the same number of shares that are the subject of the option (373,900) at a price of $2.495 per share.

(15) Consists of 1,404,942 shares held directly, 71,429 shares underlying 5,000 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock held directly which is convertible into the Company's Common Stock and an option to purchase 13,125 shares.

(16) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 5% stock dividend declared by the Company for shareholders of record as of September 4, 2001.

(17) Consists of 14,081 shares held directly (certain of which are jointly owned with spouse) and 9,358 shares underlying convertible promissory notes owned with his spouse and by a limited partnership. Shares underlying note held by limited partnership has been adjusted to reflect his ownership interest in the limited partnership.


(18)  Consists of 4,950  shares  held  directly  and options to purchase  52,500 shares.


Jeffrey R. Bailey                 Director;              18,125(19)                 Less than 1%
2306 West Gallaher Ferry          President
Knoxville, TN 37932

John A. Clendening                Director                  -0-                         -0-
1031 Saint Johns Drive
Maryville, TN 37801

Robert L. Devereux                Director               56,882(20)                 Less than 1%
10 South Brentwood Blvd.
St. Louis, MO 63105

Bill L. Harbert                   Director             1,489,496(21)                    12.4%
820 Shaders Creek Pkwy.
Birmingham, AL 35209

Peter E. Salas                    Director              2,036,613(22)                   16.7%
129 East 17th Street
New York, NY 10003

Charles M. Stivers                Director                13,125(23)                Less than 1%
420 Richmond Road
Manchester, KY 40962

Richard T. Williams               Director;               13,125(24)                Less than 1%
4477 Deer Run Drive               Chief Executive
Louisville, TN                    Officer

Robert M. Carter                  President               68,071(25)                Less than 1%
760 Prince Georges Parish         Tengasco Pipeline
Knoxville, TN 37922               Corporation

--------------------------
(19) Consists of 5,000 shares held directly and an option to purchase 13,125 shares.

(20) Consists of 34,562 shares held directly with his spouse; 12,448 shares underlying a convertible note held with his spouse; 6,753 shares owned by a limited liability company; and, 3119 shares underlying a convertible promissory note held by a limited liability company. Shares owned by the limited liability company and underlying note held by the limited liability company have been adjusted to reflect his ownership interest in the limited liability company.

(21) Consists of 1,404,942 shares held directly, 71,429 shares underlying 5,000 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock held directly which is convertible into the Company's Common Stock at the rate of $7.00 per share and an option to purchase 13,125 shares.

(22) Consists of 1,739,720 shares held by Dolphin Offshore Partners, L.P. ("Dolphin") of which Peter E. Salas is the general partner and controlling person; a warrant held by Dolphin to purchase 10, 500 shares at $7.98 per share; 173,611 shares underlying a promissory convertible note held by Dolphin; and, 112,782 shares underlying 9,000 shares of the Company's Series B 8% Cumulative Convertible Preferred Stock held directly which is convertible into the Company's Common Stock at the rate of $7.98 per share. The shares listed include 373,900 shares held directly by Dolphin as to which Dolphin granted an option to Industrial Resources Corporation ("IRC") to purchase commencing on April 11, 2003 and expiring on May 21, 2003 at a price of $2.386 per share. Malcolm E. Ratliff, a Director of the Company and formerly the Company's Chief Executive Officer and Chairman of the Board, is the sole shareholder and President of IRC. If the option is not exercised, Dolphin has the right to require IRC to purchase from it the same number of shares that are the subject of the option (373,900) at a price of $2.495 per share.

(23) Consists of shares underlying an option.

(24) Consists of shares underlying an option.


(25)  Consists of 7,696  shares  held  directly  and options to purchase  60,375 shares.

Mark A. Ruth                      Chief Financial         45,937(26)                Less than 1%
9400 Hickory Knoll Lane           Officer
Knoxville, TN 37931

Cary V. Sorensen                  General Counsel;        39,375(27)                Less than 1%
509 Bretton Woods Dr.             Secretary
Knoxville, TN 37919


Sheila F. Sloan                   Treasurer               21,787(28)                Less than 1%
121 Oostanali Way
Loudon, TN 37774

All Officers and                                       3,883,425(29)                   30.8%
Directors as a group

CHANGES IN CONTROL

     Except as indicated below, to the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2002, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


--------------------------
(26) Consists of shares underlying options.

(27) Consists of shares underlying options.

(28) Consists  of 2,100  shares  held  directly  and options to purchase  19,687 shares.

(29) Consists of shares held directly and indirectly by management, shares held by Dolphin, 270,374, shares underlying options, 10,500 shares underlying warrants, 198,536 shares underlying convertible promissory notes and 182,411 shares underlying convertible preferred stock.

     On January 21, 2002 and April 9, 2002, Bill Harbert, who owns more than ten percent of the Company's outstanding Common Stock and is now a Director of the Company, but was not at that time, in two private placements purchased 100,000 shares of the Company's common stock on each of those dates, at prices of $6.32 and $4.80 per share, respectively. The proceeds from these private placements were used as working capital to fund the Company's day to day operations.

     On October 7, 2002, Dolphin Offshore Partners, L.P. ("Dolphin) which owns more than ten percent of the Company's outstanding Common Stock and whose general partner, Peter E. Salas, is a Director of the Company, in consideration of a loan to the Company was issued an unsecured convertible promissory note by the Company in the principal amount of $500,000 bearing 8% interest, with payments of interest only payable quarterly and the principal payable January 4, 2004. The principal amount of the note is convertible into Common Stock of the Company at the rate of $2.88 per share. The proceeds from this note were used to provide working capital for the Company's operations.

     In August 2002, Dolphin purchased 650,000 shares of the Company's Common Stock in an open market transaction. In connection with that purchase, Dolphin entered into an agreement on which was later amended on October 11, 2002 with Industrial Resources Corporation ("IRC"), which owns more than ten percent of the Company's outstanding Common Stock and whose sole shareholder and President, Malcolm E. Ratliff, was at the time of this transaction the Company's Chief Executive Officer and a Director of the Company. Pursuant to that agreement, Dolphin granted IRC an option commencing on April 11, 2003 and expiring on May 12, 2003 to purchase up to 373,900 shares of the Company's Common Stock that had been purchased by Dolphin at a price of $2.386 per share, and if the option is not exercised during the option period IRC is then required to purchase from Dolphin the same number shares that had been the subject of the option at price of $2.495 per share. The Company is not a party to the agreement between IRC and Dolphin concerning shares of the Company owned by Dolphin, and there is no effect upon the Company based in any way upon the performance or nonperformance of that agreement.

     On December 4, 2002 , Dolphin loaned the Company the sum of $250,000 which funds were used to pay the principal and interest due that month from the Company to Bank One and to provide working capital for the Company. The Company issued a promissory note to Dolphin bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004.

     On January 8, 2003, Bill Harbert purchased 227,275 shares of the Company's Common Stock from the Company in a private placement at a price of $1.10 per share. The proceeds from this sale were used by the Company to pay the principal and interest due to Bank One for January, 2003 and to provide working capital for the Company's operations.

     On February 3, 2003 and February 28, 2003, Dolphin loaned the Company the sum of $250,000 on each such date which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004.

     Each of the three loans made by Dolphin set forth above are secured by an undivided 10% interest in the Company's Tennessee and Kansas pipelines.

INDEBTEDNESS OF MANAGEMENT

     No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

PARENT OF THE ISSUER

     Unless IRC may be deemed to be a parent of the Company, the Company has no parent.

ITEM 14  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the past 90 days, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe:

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the

Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Company's Chief executive Officer and Chief Financial Officer completed their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.


PART IV

ITEM 15  EXHIBITS AND REPORTS

1. Financial Statements:
     Consolidated Balance Sheets
     Consolidated Statements of Loss
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

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

     10.20 Natural Gas Sales Agreement between Tengasco, Inc. and BAE SYSTEMS Ordnance Systems Inc. dated March 30, 2001

     99.14     Ryder Scott Report

     99.14(a)  Consent of Ryder Scott Company

(xii) Quarterly Report on Form 10-Q, Date of Report, April 10, 2001

Exhibit Number and Description

     10.21 Reducing Revolving Line of Credit Up to $35,000,000 from Bank One, N.A. to Tengasco, Inc., Tennessee Land & Mineral Corporation and Tengasco Pipeline Corporation dated November 8, 2001

(xiii) Annual Report on Form 10-K, Date of Report, April 10, 2002

Exhibit Number and Description

     99.15     Ryder Scott Report dated March 28, 2002

     99.15(a)  Consent of Ryder Scott Company

The following exhibits are filed herewith:

     21        List of Subsidiaries

     99.16 Certifications of Annual Report on Form 10-K for year ended December 31, 2002 by Richard T. Williams Chief Executive Officer and Mark A. Ruth Chief Financial Officer

     99.17     Ryder Scott Report dated February 10, 2003

     99.17(a)  Consent of Ryder Scott Company

     99.18     Consent of BDO Seidman, LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

                                      TENGASCO, INC.
                                      (Registrant)

                                      By: /s/ RICHARD T. WILLIAMS
                                         ------------------------
                                      Richard T. Williams,
                                      Chief Executive Officer



                                      By: /s/ MARK A. RUTH
                                         ---------------
                                      Mark A. Ruth,
                                      Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE                      TITLE                                   DATE

/s/ STEPHEN W. AKOS            Director                           March 31, 2003
-------------------
Stephen W. Akos

/s/ JOSEPH EARL ARMSTRONG      Director; Chairman of              March 31, 2003
-------------------------
Joseph Earl Armstrong          the Board of Directors

/s/ /JEFFREY R. BAILEY         Director;                          March 31, 2003
----------------------
Jeffrey R. Bailey              President

/s/ JOHN A. CLENDENING         Director                           March 31, 2003
----------------------
John A. Clendening

/s/ ROBERT L. DEVEREUX         Director                           March 28, 2003
----------------------
Robert L. Devereux

/s/ BILL L. HARBERT            Director                           March 28, 2003
-------------------
Bill L. Harbert

/s/ PETER E. SALAS             Director                           March 28, 2003
-------------------
Peter E. Salas

/s/ CHARLES M. STIVERS         Director                           March 31, 2003
----------------------
Charles M. Stivers

/s/ RICHARD T. WILLIAMS        Director;                          March 31, 2003
-----------------------        Chief Executive Officer
Richard T. Williams

/s/ MARK A. RUTH               Principal Financial                March 31, 2003
----------------------         and Accounting Officer
Mark A. Ruth

         I, Richard T. Williams, certify that:

         1. I have reviewed this annual report on Form 10-K of Tengasco, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.  Based  on  my  knowledge,  the  financial  statements,   and  other
information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date'); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

                  (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

                                                     /s/ RICHARD T. WILLIAMS
                                                     --------------------------
                                                     Richard T. Williams,
                                                     Chief Executive Officer

         I, Mark A. Ruth, certify that:

         1. I have reviewed this annual report on Form 10-K of Tengasco, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.  Based  on  my  knowledge,  the  financial  statements,   and  other
information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date'); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

                  (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

                                   /s/ MARK A. RUTH
                                   ---------------------------------------------
                                   Mark A. Ruth,
                                   Principal Financial and Accounting Officer

                                         TENGASCO, INC.
                                       AND SUBSIDIARIES









                                 CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         TENGASCO, INC.
                                       AND SUBSIDIARIES







                    ============================================================


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================



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

             Notes to consolidated financial statements                 F-10-37

INDEPENDENT AUDITORS' REPORT



Board of Directors
  Tengasco, Inc. and Subsidiaries
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $27,776,726. Additionally, during 2002, the Company's primary lender has classified the remaining amount of $7,501,777 as immediately due and payable, resulting in a significant working capital deficiency. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             /s/ BDO Seidman LLP

Atlanta, Georgia
February 27, 2003

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================

DECEMBER 31,                                                                  2002                2001
-------------------------------------------------------------------------------------------------------
ASSETS (Note 1)

CURRENT
   Cash and cash equivalents                                           $   184,130         $   393,451
   Investments                                                              34,500             150,000
   Accounts receivable                                                     730,667             661,475
   Participant receivables                                                  70,605              84,097
   Inventory                                                               262,748             159,364
   Current portion of loan fees, net of accumulated
     amortization of $194,312 (Note 7)                                     323,856                   -
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     1,606,506           1,448,387

OIL AND GAS PROPERTIES, net (on the basis
   of full cost accounting) (Notes 4, 7 and 15)                         13,864,321          13,269,930

COMPLETED PIPELINE FACILITIES, net of accumulated
   depreciation of $729,043 and $220,374, respectively
   (Notes 5 and 7)                                                      15,372,843          15,039,762

OTHER PROPERTY AND EQUIPMENT, net (Notes 6 and 7)                        1,685,950           1,680,104

RESTRICTED CASH                                                                  -             120,872

LOAN FEES, net of accumulated amortization of
   $13,384 and $21,590, respectively                                        40,158             496,577

OTHER ASSETS                                                                14,613              72,613
-------------------------------------------------------------------------------------------------------







                                                                       $32,584,391         $32,128,245
======================================================================================================
                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



================================================================================


DECEMBER 31,                                                                                  2002                2001
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt (Notes 1 and 7)                              $   7,861,245      $    6,399,831
   Accounts payable - trade                                                              1,396,761           1,208,164
   Accrued interest payable                                                                 61,141              54,138
   Accrued dividends payable (Note 9)                                                      254,389             112,458
   Other accrued liabilities                                                                31,805                   -
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                9,605,341           7,774,591

LONG TERM DEBT TO RELATED PARTIES (Note 7)                                                 750,000                   -

LONG TERM DEBT, less current maturities (Note 7)                                         1,256,209           3,902,757
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       11,611,550          11,677,348
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

PREFERRED STOCK, $.0001 par value; authorized 25,000,000
   shares (Note 9):
   Series A 8% cumulative, convertible, mandatorily redeemable;
     28,679 and shares outstanding; redemption value $2,867,900                          2,867,900           2,867,900
   Series B 8% cumulative, convertible, mandatorily redeemable;
     27,550 shares outstanding; redemption value $2,755,000,
     net of related commissions                                                          2,591,150           2,591,150
   Series C 6% cumulative, convertible, mandatorily redeemable;
     14,491 shares outstanding, redemption value $1,449,100
     net of related commissions                                                          1,303,168                   -
-----------------------------------------------------------------------------------------------------------------------

TOTAL PREFERRED STOCK                                                                    6,762,218           5,459,050
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Notes 10 and 11)
   Common stock, $.001 par value; authorized 50,000,000 shares;
     11,459,279 and 10,560,605 shares issued, respectively                                  11,460              10,561
   Additional paid-in capital                                                           42,237,276          39,242,555
   Accumulated deficit                                                                 (27,776,726)        (24,115,382)
   Accumulated other comprehensive loss                                                   (115,500)                  -
   Treasury Stock, at cost, 14,500 shares                                                 (145,887)           (145,887)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                              14,210,623          14,991,847
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 32,584,391        $ 32,128,245
=======================================================================================================================
                                                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF LOSS



================================================================================


YEARS ENDED DECEMBER 31,                                                        2002              2001              2000
-------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
   Oil and gas revenues                                                  $ 5,437,723       $ 6,656,758       $ 5,241,076
   Pipeline transportation revenues                                          259,677           296,331                 -
   Interest Income                                                             3,078            43,597            45,905
-------------------------------------------------------------------------------------------------------------------------

Total revenues and other income                                            5,700,478         6,996,686         5,286,981
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Production costs and taxes                                              3,094,731         2,951,746         2,614,414
   Depreciation, depletion and amortization
     (Notes 4, 5 and 6)                                                    2,413,597         1,849,963           371,249
   General and administrative                                              1,868,141         2,957,871         2,602,311
   Interest expense                                                          578,039           850,965           415,376
   Public relations                                                          193,229           293,448           106,195
   Professional fees                                                         707,296           355,480           719,320
-------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                   8,855,033         9,259,473         6,828,865
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                  (3,154,555)       (2,262,787)       (1,541,884)

Dividends on preferred stock                                                (506,789)         (391,183)         (257,557)
-------------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                             $(3,661,344)      $(2,653,970)      $(1,799,441)
-------------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
   Basic and diluted                                                     $     (0.33)      $     (0.26)      $     (0.19)
-------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                       11,062,436        10,235,253         9,253,622
========================================================================================================================
                                                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

                                                                                COMMON STOCK                    ADDITIONAL
                                                                         -------------------------------           PAID-IN
                                                                                 SHARE           AMOUNT            CAPITAL
--------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2000                                                     8,532,882          $ 8,533        $20,732,759
   Net loss                                                                          -                -                  -
   Common stock issued on conversion of debt                                    73,669               74            449,920
   Common stock issued for exercised options                                    20,715               21            179,992
   Common stock issued on conversion of preferred stock                          8,818                9             49,991
   Stock option awards for professional services                                     -                -            242,000
   Common stock issued in private placements, net of
     related expense                                                           654,098              654          4,245,054
   Stock issued for services                                                     5,376                5             41,993
   Dividends on convertible redeemable preferred stock                               -                -                  -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                                   9,295,558            9,296         25,941,709
   Net loss                                                                          -                -                  -
   Common stock issued with 5% stock dividend (Note 10)                        498,016              498          6,374,111
   Common stock issued on conversion of debt                                    93,069               93            523,157
   Common stock issued for exercised options                                   274,932              275          2,340,725
   Common stock issued on conversion of preferred stock                         12,347               13             70,988
   Common stock issued for services                                             10,000               10             69,990
   Common stock issued in private placements, net of
     related expense                                                           374,733              374          3,899,624
   Common stock issued as a charitable donation                                  1,950                2             22,251
   Treasury stock purchased                                                          -                -                  -
   Dividends on convertible redeemable preferred stock                               -                -                  -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                                  10,560,605           10,561         39,242,555
   Net loss                                                                          -                -                  -
   Comprehensive loss
     Net loss                                                                        -                -                  -
     Other comprehensive loss                                                        -                -                  -
     Comprehensive loss                                                              -                -                  -
   Common stock issued in private placements, net of                                                             2,676,150
     related expenses                                                          850,000              850
   Common stock issued on conversion of debt                                    20,592               20            119,980
   Common stock issued in purchase of equipment                                 19,582               20            149,980
   Common stock issued for services                                              8,500                9             48,611
   Dividends on convertible redeemable preferred stock                               -                -                  -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                                                  11,459,279          $11,460        $42,237,276
==========================================================================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


================================================================================


ACCUMULATED OTHER                                                       TREASURY STOCK
  COMPREHENSIVE        ACCUMULATED         COMPREHENSIVE       -------------------------------
  INCOME (LOSS)            DEFICIT                  LOSS           SHARES           AMOUNT                  TOTAL
-------------------------------------------------------------------------------------------------------------------
     $       -         $(13,287,362)                                     -        $       -            $ 7,453,930
             -           (1,541,884)                                     -                -             (1,541,884)
             -                    -                                      -                -                449,994
             -                    -                                      -                -                180,013
             -                    -                                      -                -                 50,000
             -                    -                                      -                -                242,000

             -                    -                                      -                -              4,245,708
             -                    -                                      -                -                 41,998
             -             (257,557)                                     -                -               (257,557)
-------------------------------------------------------------------------------------------------------------------

             -          (15,086,803)                                     -                -             10,864,202
                         (2,262,787)                                     -                -             (2,262,787)
             -           (6,374,609)                                     -                -                      -
             -                    -                                      -                -                523,250
             -                    -                                      -                -              2,341,000
             -                    -                                      -                -                 71,001
                                  -                                      -                -                 70,000

             -                    -                                      -                -              3,899,998
             -                    -                                      -                -                 22,253
             -                    -                                 14,500         (145,887)              (145,887)
             -             (391,183)                                     -                -               (391,183)
-------------------------------------------------------------------------------------------------------------------

                        (24,115,382)                                14,500         (145,887)            14,991,847
                         (3,154,555)                                     -                -             (3,154,555)

             -                    -            (3,154,555)               -                -                      -
      (115,500)                   -              (115,500)               -                -               (115,500)
                                          ----------------
             -                    -            (3,270,055)               -                -                      -
                                  -                                      -                -              2,677,000
                                  -                                      -                -                120,000
                                  -                                      -                -                150,000
                                  -                                      -                -                 48,620
             -                    -                                      -                -                      -
             -             (506,789)                                     -                -               (506,789)
-------------------------------------------------------------------------------------------------------------------

     $(115,500)        $(27,776,726)                                14,500        $(145,887)           $14,210,623
===================================================================================================================
                                                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



================================================================================


YEARS ENDED DECEMBER 31,                                                          2002              2001              2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                $(3,154,555)      $(2,262,787)      $(1,541,884)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation, depletion and amortization                              2,413,597         1,849,963           371,249
       Compensation and services paid in stock options, stock
         warrants, and common stock                                             48,620            92,253           284,000
       Gain on sale of equipment                                                     -          (132,943)                -
       Changes in assets and liabilities:
         Accounts receivable                                                   (69,192)            3,814          (301,421)
         Participant receivables                                                13,492                 -                 -
         Inventory                                                            (103,384)           91,981             8,408
         Other assets                                                           58,000                 -                 -
         Accounts payable - trade                                              188,597           191,702           364,553
         Accrued interest payable                                                7,003            (2,519)          135,435
         Other accrued liabilities                                              31,805           (52,640)         (140,955)
---------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (566,017)         (221,176)         (820,615)
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Additions to other property and equipment                                  (214,897)         (285,722)       (1,276,783)
   Net additions to oil and gas properties                                  (1,982,529)       (4,821,883)       (1,456,996)
   Additions to pipeline facilities                                           (841,750)       (4,213,095)       (6,834,196)
   Decrease (increase) in restricted cash                                      120,872          (120,872)          625,000
   Other                                                                        28,367            32,888             6,112
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (2,889,937)       (9,408,684)       (8,936,863)
---------------------------------------------------------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



================================================================================


YEARS ENDED DECEMBER 31,                                                         2002              2001              2000
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from exercise of options                                      $         -       $ 2,341,000       $   180,013
   Proceeds from borrowings                                                 2,063,139        10,442,068         6,493,563
   Repayments of borrowings                                                (2,378,273)       (8,833,325)       (1,720,856)
   Net proceeds from issuance of common stock                               2,677,000         3,900,000         4,245,700
   Proceeds from private placements of convertible
     redeemable preferred stock, net                                        1,303,168         1,591,150         2,000,000
   Dividends on convertible redeemable preferred stock                       (364,858)         (357,503)         (257,557)
   Purchase of treasury stock                                                       -          (145,887)                -
   Payment of loan fees                                                       (53,543)         (518,167)                -
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   3,246,633         8,419,336        10,940,863
--------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (209,321)       (1,210,524)        1,183,385

CASH AND CASH EQUIVALENTS, beginning of year                                  393,451         1,603,975           420,590
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                    $   184,130       $   393,451       $ 1,603,975
==========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     During 2001, the Company issued a 5%
       stock dividend of 498,016 shares                                   $         -       $ 6,374,609       $         -
     During 2001 and 2000, the Company converted
       preferred stock to common stock.                                   $         -       $    71,000       $    50,000
     During 2002, 2001 and 2000, respectively,
       the Company issued common stock on
       conversion of debt.                                                $   120,000       $   523,250       $   450,000
     During 2002, 2001 and 2000, respectively, the
       Company issued common stock and stock options
       for services received and charitable contributions
       made.                                                              $    48,620       $    92,253       $   284,000
     During 2001, the Company sold equipment
       for equity investments.                                            $         -       $   150,000       $         -
     During 2002, the Company purchased equipment
       by issuing common stock                                            $   150,000       $         -       $         -
==========================================================================================================================
                                                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

1.  GOING CONCERN                The   accompanying    consolidated    financial
    UNCERTAINTY                  statements  have been  prepared  in  conformity
                                 with accounting  principles  generally accepted
                                 in  the  United   States  of   America,   which
                                 contemplate  continuation  of the  Company as a
                                 going concern and assume  realization of assets
                                 and  the  satisfaction  of  liabilities  in the
                                 normal   course  of   business.   The   Company
                                 continues  to be in the early stages of its oil
                                 and  gas  related   operating   history  as  it
                                 endeavors to expand its operations through the continuation of its drilling program in the Tennessee Swan Creek Field. Accordingly, the
                                 Company has incurred continuous losses through these operating stages and has an accumulated deficit of $27,776,726 and a working capital deficit of $7,998,835 as of December 31, 2002.
                                 During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit
                                 Agreement (see Note 7). These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

                                 The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternative refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy their current obligations.

2.  SUMMARY OF                   ORGANIZATION
    SIGNIFICANT ACCOUNTING
    POLICIES                     Tengasco, Inc. (the "Company"), a publicly held
                                 corporation,  was  organized  under the laws of
                                 the  State of Utah on April 18,  1916,  as Gold
                                 Deposit Mining and Milling Company. The Company
                                 subsequently   changed   its  name  to   Onasco
                                 Companies, Inc.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 INVESTMENT SECURITIES

                                 Investment securities available for sale are reported at fair value, with unrealized gains and losses, when material, reported as a separate component of stockholders' equity, net of the related tax effect. Other comprehensive losses of $115,500 were recorded during the year ended December 31, 2002 resulting from a decrease in the fair value of the securities.

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

                                 The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. These reserves were estimated by Ryder Scott Company, Petroleum Consultants in 2000, 2001 and 2002.

                                 The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling writedown was recorded in 2002, 2001 or 2000.

                                 PIPELINE FACILITIES

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 STOCK-BASED COMPENSATION

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

                                                                         2002               2001                 2000
                      -----------------------------------------------------------------------------------------------
                      Net loss attributable to common
                      shareholders
                          As reported                             $(3,661,344)       $(2,653,970)         $(1,799,441)
                          Stock based compensation                    (77,821)          (257,328)           2,253,011
                                                                  -----------        -----------          -----------
                          Pro forma                               $(3,739,165)        (2,911,298)          (4,052,452)
                      -----------------------------------------------------------------------------------------------
                      Basic and diluted loss per share
                          As reported                            $      (0.33)        $    (0.26)         $     (0.19)
                          Pro forma                                     (0.34)             (0.28)               (0.44)
                      -----------------------------------------------------------------------------------------------

                                 ACCOUNTS RECEIVABLE

                                 Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe no allowance for doubtful accounts as of December 31, 2002 is necessary. However, actual write-offs may occur.

                                 INCOME TAXES

                                 The Company accounts for income taxes using the "asset and liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets arise primarily from net operating loss carryforwards. Management evaluates the likelihood of realization of such assets at year end reserving any such amounts not likely to be

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 recovered in future periods.

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

                                 The Company has entered into contracts to supply two manufacturers with natural gas from the Swan Creek field through the Company's pipeline. These customers are the Company's primary customers of natural gas sales. Additionally, the Company sells a majority of its crude oil primarily to two customers, one each in Tennessee and Kansas. Although management believes that customers could be replaced in the ordinary course of business, if the present customers were to discontinue business with the Company, it could have a significant adverse effect on the Company's projected results of operations.

                                 LOSS PER COMMON SHARE

                                 Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share does not differ from basic loss per share since the effect of all common stock equivalents is anti-dilutive. Basic and diluted loss per share are based upon 11,062,436 shares for the year ended December 31, 2002, 10,235,253 shares for the year ended December 31, 2001, and 9,253,622 shares for the year ended December 31, 2000. Dilated loss per share does not consider approximately 1,473,000, 943,000 and 1,001,000 potential weighted average common shares for 2002, 2001 and 2000 related primarily to common stock options and convertible preferred stock and debt. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive. All share and per share amounts have been adjusted to reflect the 5% stock dividend.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 FAIR VALUES OF FINANCIAL INSTRUMENTS

                                 Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In  July   2001,   the   Financial   Accounting
                                 Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company was required to adopt SFAS No. 141 on July 1, 2001, and to adopt SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards did not have an effect on the Company's financial position or results of operations.

                                 In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company plans to adopt SFAS 143 beginning on January 1, 2003; however, the effect of adoption of this statement on future results of operations or financial position has not yet been determined by management.

                                 SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.

                                 The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. There is no current impact of adoption on the Company's financial position or results of operations.

                                 The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an "exit activity", which includes, but is not limited to, a restructuring, or a "disposal activity" covered by SFAS No. 144.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


                                 SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's financial position or results of operations.

                                 In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company has not guaranteed the debts of others, therefore, this interpretation is not expected to have a material effect on Tengasco's financial statements.

                                 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Management has adopted certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management does not expect that adoption of this interpretation will have a material effect on the Company's financial position or results of operations.

                                 RECLASSIFICATIONS

                                 Certain    prior   year   amounts   have   been
                                 reclassified   to  conform  with  current  year
                                 presentation.

3.  RELATED  PARTY               During 2002 the Company received debt financing
    TRANSACTIONS                 from  a  director  totaling  $750,000  to  fund
                                 operating   cash  flow  needs  and  to  finance
                                 continued  development of the Swan Creek field.
                                 Interest    incurred    on   this    debt   was
                                 approximately   $15,000   for  the  year  ended
                                 December 31, 2002. See Note 7.

                                 During 2002, the Company borrowed $110,000 from a former director. The advance was non-interest bearing and was repaid in July 2002.

                                 During 2001, the Company repaid all principal and interest due to related parties, using the proceeds from the line of credit with Bank One. Interest incurred to related parties was approximately  $15,000,  $546,000  and $135,000
                                 for the years ended December 31, 2002, 2001 and 2000, respectively.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

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

4.  OIL AND GAS                  The  following  table  sets  forth  information
    PROPERTIES                   concerning    the   Company's   oil   and   gas
                                 properties:

                                 DECEMBER 31,                                      2002               2001
                                 --------------------------------------------------------------------------
                                 Oil and gas properties, at cost            $17,099,753        $15,117,224
                                 Accumulation depreciation,

                                     depletion and amortization              (3,235,432)        (1,847,294)
                                 --------------------------------------------------------------------------

                                 Oil and gas properties, net                $13,864,321        $13,269,930
                                 ==========================================================================

                                 During the years ended December 31, 2002, 2001 and 2000, the Company recorded depletion expense of approximately $1,388,000, $1,342,000 and $197,000, respectively.

5.  PIPELINE FACILITIES          In 1996,  the Company began  construction  of a
                                 65-mile gas  pipeline (1)  connecting  the Swan
                                 Creek  development  project to a gas  purchaser
                                 and (2)  enabling  the  Company to develop  gas
                                 distribution  business   opportunities  in  the
                                 future.  Phase  I,  a  30-mile  portion  of the
                                 pipeline,  was  completed in 1998.  Phase II of
                                 the  pipeline,  the  remaining  35  miles,  was
                                 completed in March 2001.  The estimated  useful
                                 life of the pipeline for depreciation  purposes
                                 is 30 years. The Company recorded approximately
                                 $220,000   and   $509,000,    respectively   in
                                 depreciation expense related to the pipeline for the years ended December 31, 2002 and 2001.
                                 No depreciation expense was recorded in 2000 as the pipeline was not yet complete.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

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

6.  OTHER PROPERTY               Other  property and equipment  consisted of the
    AND EQUIPMENT                following:

                                 DECEMBER 31,                                           2002             2001
                                 -----------------------------------------------------------------------------
                                 Machinery and equipment                          $1,887,190       $1,737,189
                                 Vehicles                                            675,411          610,510
                                 Other                                                63,734           63,739
                                 -----------------------------------------------------------------------------

                                                                                   2,626,335        2,411,438

                                 Less accumulated depreciation                      (940,385)        (731,334)
                                 -----------------------------------------------------------------------------

                                 Other property and equipment - net               $1,685,950       $1,680,104
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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


7.  LONG TERM DEBT               Long-term debt to unrelated  entities consisted
                                 of the following:

                                 DECEMBER 31,                                              2002               2001
                                 -----------------------------------------------------------------------------------

                                 Revolving line of credit with a bank, due
                                 November 2004. The loan agreement provides
                                 for increases or decreases to the borrowing
                                 base as changes in proved oil and gas
                                 reserves or other production levels arise.
                                 Borrowings bear interest at the bank's prime
                                 rate plus 0.25% (4.5% at December 31, 2002).
                                 Collateralized by the oil and gas properties
                                 and the related operations and revenues.               7,501,777         $9,101,777

                                 Unsecured note payable to an institution, with
                                 $65,000 principal payments due quarterly
                                 beginning January 1, 2000; remaining balance
                                 due October 2004; with interest payable monthly
                                 at 8% per annum. Note is convertible into
                                 common stock of the Company at a rate of $6.25
                                 per share of common stock.                               480,000            720,000

                                 Convertible notes payable to five individuals;
                                 due January 2004, with interest payable
                                 quarterly at 8% per annum. Notes are
                                 convertible into common stock of the Company at
                                 a rate of $3.00 per share of common stock.               650,000                  -

                                 Note payable to a financial institution, with
                                 $1,773 principal payments due monthly beginning
                                 January 7, 2002 through December 7, 2006.
                                 Interest is payable monthly commencing on
                                 January 7, 2002 at 7.5% per annum. Note is
                                 guaranteed by a major shareholder and is
                                 collateralized by certain assets of the
                                 Company.                                                  73,335             87,500

                                 -----------------------------------------------------------------------------------

                                 Balance carried forward                                8,705,112          9,909,277
                                 -----------------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 DECEMBER 31,                                             2002               2001
                                 -----------------------------------------------------------------------------------
                                 Balance brought forward                                8,705,112          9,909,277
                                 -----------------------------------------------------------------------------------

                                 Installment notes bearing interest at the rate
                                 of 3.9% to 11.95% per annum collateralized by
                                 vehicles and equipment with monthly payments
                                 including interest of approximately $10,000 due
                                 various periods through 2006.                            412,342            393,311
                                 -----------------------------------------------------------------------------------

                                 Total long term debt                                   9,117,454         10,302,588

                                 Less current maturities                               (7,861,245)        (6,399,831)
                                 -----------------------------------------------------------------------------------

                                 Long term debt less current maturities              $  1,256,209       $  3,902,757
                                 -----------------------------------------------------------------------------------

                                 The Company is subject to certain financial (ratio) covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, reporting requirements and other related items on the revolving line of credit with a bank. As of December 31, 2002, the Company is not in compliance with all covenants. During 2002, as a result of ongoing negotiations to refinance or repay the debt, the bank declared all amounts immediately due and payable. The Company is presently paying $200,000 per month. As a result of ongoing negotiations with Book One, management has reclassified the loan fees associated with this note to a current asset as it is likely that these fees will be fully amortized in 2003.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 Long-term debt to related parties consisted of the following:

                                 DECEMBER 31,                                              2002               2001
                                 -----------------------------------------------------------------------------------
                                 Unsecured note payable to a director due
                                 January 2004, with interest payable quarterly
                                 at 8% per annum. Note is convertible into
                                 common stock of the Company at a rate of $2.88
                                 per share of common stock.                              $500,000         $        -

                                 Note payable to a director due January
                                 2004,with interest payable quarterly at 12% per
                                 annum. Note is secured by 10% of the pipeline.           250,000                  -
                                 -----------------------------------------------------------------------------------

                                 Total long term debt to related parties                  750,000                  -
                                 Less current maturities                                        -                  -
                                 -----------------------------------------------------------------------------------

                                 Long term debt to related parties, less
                                 current maturities                                      $750,000         $        -
                                 ===================================================================================

                                 The aggregate maturities of long term debt due to related parties and others as of December 31, 2002, are as follows:

                                       Year                            Amount
                                 -----------------------------------------------

                                       2003                        $7,861,245
                                       2004                         1,720,468
                                       2005                           101,468
                                       2006                           101,803
                                       Thereafter                      82,470
                                 -----------------------------------------------

                                                                   $9,867,454

                                 ===============================================


8.  COMMITMENTS                  The  Company  is a  party  to  lawsuits  in the
    AND CONTINGENCIES            ordinary  course  of its  business.  While  the
                                 damages  sought  in some of these  actions  are
                                 material,  the Company does not believe that it
                                 is probable that the outcome of any  individual
                                 action will have a material adverse effect,  or
                                 that it is  likely  that  adverse  outcomes  of
                                 individually   insignificant  actions  will  be
                                 significant enough, in number or magnitude, to have a material adverse effect in the aggregate on its financial statements.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 In the ordinary course of business the Company has entered into various equipment and office leases which have remaining terms ranging from one to four years. Approximate future minimum lease payments to be made under noncancellable operating leases are as follows:

                                   Year                                  Amount
                                 -----------------------------------------------

                                   2003                                $ 60,158
                                   2004                                  59,210
                                   2005                                  56,970
                                   2006                                     500
                                 -----------------------------------------------

                                                                       $176,838
                                 ===============================================

                                 Office rent expense was approximately $84,000, $91,000 and $86,000 for each of the three years ended December 31, 2002, respectively.

9.  CUMULATIVE
    CONVERTIBLE                  Shares  of  both  Series  A and B of  Preferred
    REDEEMABLE                   Stock  are or will be  immediately  convertible
    PREFERRED STOCK              into   shares  of  Common   Stock.   Each  $100
                                 liquidation preference share of preferred stock
                                 is  convertible  at a rate  of  $7.00  for  the
                                 Series A per  share of  common  stock.  For the
                                 Series B, the  conversion  rate is the  average
                                 market price of the Company's  common stock for
                                 30  days  before  the  sale  of  the  Series  B
                                 preferred stock with a minimum conversion price
                                 of $9.00  per  share.  The  conversion  rate is
                                 subject to downward  adjustment  if the Company
                                 subsequently  issues shares of common stock for
                                 consideration less than $7.00 and $9.00 for the
                                 Series A and B,  respectively,  per share.  The
                                 conversion     prices    will    be    adjusted
                                 prospectively for stock dividends and splits.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 The Company failed to pay the 3rd and 4th quarterly dividend payments of the Series A preferred stock during 2002. As a result, in February 2003, the Series A shareholders exercised their rights to place four new members on the Board of Directors.

                                 The Company may redeem both of the Series A and B Preferred Shares upon payment of $100 per share plus any accrued and unpaid dividends. Further, with respect to the Series A Preferred Stock, commencing on October 1, 2003 and at each quarterly date thereafter while the Series A Preferred Stock is outstanding, the Company is required to redeem one-twentieth of the maximum number of Series A Preferred Stock outstanding. With respect to the Series B Preferred Stock, on the fifth anniversary after issuance (March 2005), the Company is required to redeem all outstanding Series B Preferred Stock.

                                 During 2002, the Board of Directors authorized the sale of up to 50,000 shares of Series C Preferred Stock at $100 per share. The Company issued 14,491 shares, resulting in net proceeds after commissions of $1,303,168. The Series C Preferred Stock accrues a 6% cumulative dividend on the outstanding balance, payable quarterly. These dividends are subordinate to the dividends payable to the Series A and Series B Preferred Stock holders. This stock is convertible into the Company's common stock at the average stock trading price 30 days prior to the closing of the sales of all the Series C Preferred Stock being offered or $5.00 per share, whichever is greater. The Company is required to redeem any remaining Series C Preferred Stock and any accrued and unpaid dividends in July 2006.

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

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


11. STOCK OPTIONS                In October 2000,  the Company  approved a Stock
                                 Incentive  Plan.  The Plan is  effective  for a
                                 ten-year period  commencing on October 25, 2000
                                 and ending on October 24, 2010.  The  aggregate
                                 number of  shares  of Common  Stock as to which
                                 options  and Stock  Appreciation  Rights may be
                                 granted to  Employees  under the plan shall not
                                 exceed 1,000,000. Options are not transferable,
                                 fully vest after two years of  employment  with
                                 the Company, are exercisable for 3 months after
                                 voluntary  resignation  from the  Company,  and
                                 terminate    immediately    upon    involuntary
                                 termination  from  the  Company.  The  purchase
                                 price of shares  subject  to this  Nonqualified
                                 Stock  Option Plan shall be  determined  at the
                                 time  the  options  are  granted,  but  are not
                                 permitted  to be  less  than  85% of  the  Fair
                                 Market  Value  of such  shares  on the  date of
                                 grant. Furthermore, an employee in the plan may
                                 not,  immediately  prior  to  the  grant  of an
                                 Incentive Stock Option hereunder,  own stock in
                                 the Company  representing more than ten percent
                                 of the total  voting  power of all  classes  of
                                 stock  of the  Company  unless  the  per  share
                                 option  price  specified  by the  Board for the
                                 Incentive   Stock  Options   granted  such  and
                                 Employee  is at least  110% of the Fair  Market
                                 Value of the Company's stock on the date of grant and such option, by its terms, is not exercisable after the expiration of 5 years from the date such stock option is granted.

                                 Stock option activity in 2002, 2001 and 2000 is summarized below:

                                               2002                         2001                      2000
                                     -------------------------     ------------------------  ------------------------
                                                    WEIGHTED                     WEIGHTED                   WEIGHTED
                                                     AVERAGE                      AVERAGE                    AVERAGE
                                                    EXERCISE                     EXERCISE                   EXERCISE
                                         SHARES        PRICE         SHARES         PRICE       SHARES         PRICE
----------------------------------------------------------------------------------------------------------------------
            OUTSTANDING,
              beginning
              of year                  516,028        $9.23         1,017,450    $  8.54         530,250      $6.91
            Granted                    160,742         2.86            78,750      12.39         855,451       8.69
            Exercised                        -         -             (256,772)      8.69         (21,751)      8.69
            Expired/canceled                 -         -             (323,400)      7.85        (346,500)      6.91
                                     ---------                     ----------                 ----------

            OUTSTANDING,
              end of year              676,770         7.71           516,028       9.23       1,017,450       8.54
----------------------------------------------------------------------------------------------------------------------

            EXERCISABLE,
              end of year              676,770        $7.71           474,889    $  9.21         930,258      $8.49
======================================================================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 The share information disclosed above has been adjusted to reflect the 5% stock dividend declared during 2001. See Note 10.

                                 The  following  table  summarizes   information
                                 about stock options outstanding at December 31, 2002:

                                                                  OPTIONS                         OPTIONS
                                                                OUTSTANDING                     EXERCISABLE
                                                 ------------------------------------------   ---------------
                                                                                WEIGHTED
                                                     WEIGHTED                    AVERAGE
                                                      AVERAGE                  REMAINING
                                                     EXERCISE                CONTRACTUAL
                                                        PRICE        SHARES  LIFE (YEARS)           SHARES
                                 ==========================================================   ---------------
                                                    $    2.86       160,742         2.67           160,742
                                                    $    8.69       437,278         0.85           437,278
                                                    $   14.44        21,000         1.13            21,000
                                                    $   11.05        47,250         1.30            47,250
                                                    $   12.70        10,500         1.71            10,500
                                                                 ------------                 ---------------

                                 Total              $    7.71       676,770                        676,770
                                 ============================================================================

                                 The weighted average fair value per share of options granted during 2002, 2001 and 2000 is $1.45, $3.62, and $3.41 respectively, calculated using the Black-Scholes Option-Pricing model.

                                 No compensation expense related to stock options was incurred in 2002, 2001 or 2000. The Company issued 70,715 options to non-employees and non-directors in 2000. The expense of $242,000 for these options has been included in professional fees expense because the options were issued to providers of such services. The expense was calculated using a fair market value of the options based on the Black-Scholes option-pricing model assumptions discussed below.

                                 For employees, the fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000: Expected volatility of 74.2% for 2002, 50% for 2001 and 50% for 2000; a risk free interest rate of 3.67% in 2002, 3.67% in 2001 and 5.86% in 2000; and an expected option life of 3 years for 2002, 2001 and 2000.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

12. INCOME TAXES                 The  Company has no taxable  income  during the
                                 three year period ended December 31, 2002.

                                 A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of loss is as follows:

                 DECEMBER 31,                                        2002               2001                2000
                 ------------------------------------------------------------------------------------------------
                 Statutory rate                                        34%                34%                34%
                 Tax benefit at statutory rate                $(1,073,000)        $ (769,000)         $(452,500)
                 State income tax benefit                        (189,000)          (136,000)           (75,500)
                 Other                                                  -                  -             24,000
                 Increase in deferred tax asset
                   valuation allowance                          1,262,000            905,000            504,000
                 ------------------------------------------------------------------------------------------------

                 Total income tax provision                   $         -         $        -          $       -
                 ================================================================================================

                 DECEMBER 31,                                        2002                2001                2000
                 -------------------------------------------------------------------------------------------------
                 Net operating loss carryforward              $ 7,139,000         $ 5,877,000         $ 4,972,000
                 Capital loss carryforward                        263,000             263,000             263,000
                 -------------------------------------------------------------------------------------------------

                                                                7,402,000           6,140,000           5,235,000

                 Valuation allowance                           (7,402,000)         (6,140,000)         (5,235,000)
                 -------------------------------------------------------------------------------------------------

                 Net deferred taxes                           $         -         $         -         $        -
                 ================================================================================================

                                 The Company recorded a valuation allowance at December 31, 2002, 2001 and 2000 equal to the excess of deferred tax assets over deferred tax liabilities as management is unable to determine that these tax benefits are more likely than not to be realized. Potential future reversal of the portion of the valuation allowance relative to deferred tax asset resulting from the exercise of stock options will be recorded as additional paid in capital realized

                                 As of December 31, 2002, the Company had net operating loss carryforwards of approximately $18,217,000, which will expire between 2010 and 2022, if not utilized.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

13. SUPPLEMENTAL CASH            The  Company   paid   approximately   $571,000,
    FLOW INFORMATION             $853,500  and  $544,000  for  interest in 2002,
                                 2001  and  2000,   respectively.   The  Company
                                 capitalized approximately $148,000 and $128,000 of this amount in 2001 and 2000, respectively.
                                 No interest was  capitalized  during 2002.  The
                                 Company paid no income taxes in 2002, 2001 and 2000.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

14. QUARTERLY DATA AND           The following table sets forth,  for the fiscal
    SHARE INFORMATION            periods   indicated,    selected   consolidated
    (UNAUDITED)                  financial data.

                                                                                           FISCAL YEAR ENDED 2002
------------------------------------------------------------------------------------------------------------------
                                                        First          Second              Third           Fourth
                                                      Quarter         Quarter            Quarter          Quarter
------------------------------------------------------------------------------------------------------------------
Revenues                                           $1,176,482      $1,297,668         $1,507,308       $1,719,020
Net loss                                            (818,341)       (858,197)          (721,879)        (756,138)
Net loss attributable to common
   stockholders                                     (930,799)       (984,139)          (856,074)        (890,332)
------------------------------------------------------------------------------------------------------------------
Loss per common share
   Basic and diluted                               $   (0.09)      $   (0.09)         $   (0.08)       $   (0.07)
------------------------------------------------------------------------------------------------------------------

                                                                                           FISCAL YEAR ENDED 2001
------------------------------------------------------------------------------------------------------------------
                                                        First          Second              Third           Fourth
                                                      Quarter         Quarter            Quarter          Quarter
------------------------------------------------------------------------------------------------------------------
Revenues                                           $1,448,318      $1,863,068         $2,583,758     $ 1,101,542
Net loss                                            (368,768)       (336,034)          (378,597)      (1,179,388)
Net loss attributable to common
   stockholders                                     (447,546)       (423,523)          (491,055)      (1,291,846)
------------------------------------------------------------------------------------------------------------------
Loss per common share
   Basic and diluted                               $   (0.05)      $   (0.04)         $   (0.05)     $     (0.12)
------------------------------------------------------------------------------------------------------------------

                                                                                           FISCAL YEAR ENDED 2000
------------------------------------------------------------------------------------------------------------------
                                                        First          Second              Third           Fourth
                                                      Quarter         Quarter            Quarter          Quarter
------------------------------------------------------------------------------------------------------------------
Revenues                                           $1,179,912      $1,270,283         $1,666,583    $  1,124,298
Net Income (loss)                                    (70,453)       (379,234)             84,909     (1,177,106)
Net Income (loss) attributable to common
   stockholders                                     (110,231)       (451,394)             18,064     (1,255,880)
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
   Basic and diluted                               $   (0.01)      $   (0.05)         $        -    $     (0.13)
------------------------------------------------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 Third quarter 2001 results reflect the effect on depletion expense that resulted from a decrease in reserve estimates provided in a study performed by Ryder Scott and issued August 10, 2001. The amount recorded during this quarter was $562,000 higher than the quarterly estimates made by management during the first three quarters as a result of a change in estimate arising from new information provided in the Ryder Scott Report. Amounts disclosed above differ from those filed with the SEC during the third quarter of 2001 as a result of an error in recording this change in estimate to depletion at the time of the filing. Management has amended the September 30, 2001 SEC Form 10-Q filing during 2002.

15. SUPPLEMENTAL  OIL AND        Information  with respect to the  Company's oil
    GAS INFORMATION              and gas  producing  activities  is presented in
                                 the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by Ryder Scott Company, L.P. as of December 31, 2002, 2001 and 2000.

                                 OIL AND GAS RELATED COSTS

                                 The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 2002, 2001 and 2000:

                                                                      2002             2001               2000
                                 ------------------------------------------------------------------------------
                                 Property acquisition
                                   Proved                      $         -      $         -        $         -
                                   Unproved                              -                -              5,702
                                 Less - proceeds from
                                   sales of properties            (100,000)        (750,000)        (1,176,411)
                                 Development costs               2,082,529        5,571,883          2,627,705
                                 ------------------------------------------------------------------------------

                                                               $ 1,982,529      $ 4,821,883        $ 1,456,996
                                 ==============================================================================

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 RESULTS   OF   OPERATIONS   FROM  OIL  AND  GAS
                                 PRODUCING ACTIVITIES

                                 The  following  table sets forth the  Company's
                                 results   of   operations   from  oil  and  gas
                                 producing activities for the years ended:

                                 December 31,                              2002            2001           2000
                                 ------------------------------------------------------------------------------
                                 Revenues                          $  5,437,723     $ 6,656,758    $ 5,241,076
                                 Production costs and taxes          (3,094,731)     (2,951,746)    (2,614,414)
                                 Depreciation, depletion and
                                     amortization                    (1,388,138)     (1,342,000)      (197,000)
                                 ------------------------------------------------------------------------------

                                 Income from oil and gas
                                     producing activities          $    954,854     $ 2,363,012    $ 2,429,662
                                 ------------------------------------------------------------------------------

                                 In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

                                 OIL AND GAS RESERVES (UNAUDITED)

                                 The following table sets forth the Company's net proved oil and gas reserves at December 31, 2002, 2001 and 2000 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels
                                 (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                                                                OIL (BBLS)           GAS (MCF)
                                 -----------------------------------------------------------------------------
                                 Proved reserves:

                                 Balance, January 1, 2000                       3,227,203          74,795,287
                                   Discoveries and extensions                      56,103           1,059,147
                                   Revisions of previous estimates             (1,309,366)        (27,998,986)
                                   Production                                    (159,035)           (315,577)
                                 -----------------------------------------------------------------------------

                                 Balance, December 31, 2000                     1,814,905          47,539,871
                                   Discoveries and extensions                      62,254           4,915,431
                                   Revisions of previous estimates               (672,443)        (25,263,634)
                                   Production                                    (148,041)         (1,311,466)
                                 -----------------------------------------------------------------------------

                                 Balance, December 31, 2001                     1,056,675          25,880,202
                                   Discoveries and extensions                      34,968             937,000
                                   Revisions of previous estimates                542,229             786,430
                                   Production                                    (157,973)         (1,004,899)
                                 -----------------------------------------------------------------------------

                                 Proved reserves at, December 31, 2002          1,475,899          26,598,733
                                 =============================================================================

                                 Proved developed producing
                                   reserves at, December 31, 2002               1,108,293           6,592,711
                                 =============================================================================

                                 Proved developed producing
                                   reserves at, December 31, 2001                 767,126           7,157,183
                                 =============================================================================

                                 Proved developed producing
                                   reserves at, December 31, 2000               1,553,759           2,888,769
                                 =============================================================================


                                 Of the Company's total proved reserves as of December 31, 2002 and 2001 and 2000, approximately 37%, 36% and 21%, respectively, were classified as proved developed producing, 19%, 26% and 34%, respectively, were classified as proved developed non-producing and 44%, 37% and 45%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

                                 The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                                              AMOUNTS IN THOUSANDS
                                                              ------------------------------------------------
                                 December 31,                             2002             2001          2000
                                 -----------------------------------------------------------------------------
                                 Future cash inflows                  $152,180        $  78,296     $ 505,733
                                 Future production
                                     costs and taxes                   (41,870)         (26,083)      (41,689)
                                 Future development costs              (11,348)          (6,384)       (8,225)
                                 Future income tax expenses                  -                -      (122,881)
                                 -----------------------------------------------------------------------------

                                 Net future cash flows                  98,962           45,829       332,938

                                 Discount at 10% for
                                     timing of cash flows              (52,314)         (24,095)      (97,195)
                                 -----------------------------------------------------------------------------

                                 Discounted future net
                                     cash flows from
                                     proved reserves                  $ 46,648        $  21,734     $ 235,743
                                 -----------------------------------------------------------------------------

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                                 The following unaudited table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 2002, 2001 and 2000:

                                                                                  AMOUNTS IN THOUSANDS
                                                                  --------------------------------------------
                                                                             2002            2001        2000
                                 -----------------------------------------------------------------------------
                                 BALANCE, beginning of year            $   21,734       $ 235,743   $ 100,882
                                 Sales, net of production costs
                                   and taxes                               (2,343)         (3,705)     (2,627)
                                 Discoveries and extensions                 1,686           4,167       1,778
                                 Changes in prices and
                                   production costs                        20,586        (299,527)    360,082
                                 Revisions of quantity estimates            6,120         (33,449)   (186,289)
                                 Development costs incurred                                     -       1,236
                                 Interest factor - accretion
                                   of discount                              2,173          32,198      13,355
                                 Net change in income taxes                     -          86,237     (53,572)
                                 Changes in future development
                                   costs                                   (4,860)          2,666      (3,237)
                                 Changes in production rates
                                   and other                                1,552          (2,596)      4,135
                                 -----------------------------------------------------------------------------

                                 BALANCE, end of year                   $  46,648       $  21,734   $ 235,743
                                 -----------------------------------------------------------------------------

                                 Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2002, 2001 and 2000 were $27.25, $17.03 and $25.62 per barrel of oil and $4.01, $2.33 and $9.66 per MCF of gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

                                 Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the company does not currently have the ability to fund. If the company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its December 31, 2002 reserve report.

                                                 TENGASCO, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

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