Form 10-Q
period 2003-03-31
TENGASCO INC
filed 2003-05-20
CIK 1001614

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly period ended March 31, 2003



                           Commission File No. 0-20975


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,935,614 common shares at March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes_____   No __X__

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
PART I.          FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

        *        Condensed Consolidated Balance Sheets as of March 31,
                 2003 (unaudited) and December 31, 2002 ..................   3-4

        *        Consolidated  Statements of Operations for the three
                 months ended March 31, 2003 and 2002 (unaudited) ........     5

        *        Consolidated Statements of Stockholders' Equity for the
                 three months ended March 31, 2003 (unaudited) ...........     6

        *        Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2003 and 2002 (unaudited) ........     7

        *        Notes to Condensed Consolidated Financial Statements ....  8-11

        ITEM 2.  MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS ............................... 11-14

        ITEM 3.  QUANTITATIVE AND QUALITATIVE
                 DISCLOSURE ABOUT MARKET RISK ............................ 14-15

        ITEM 4.  CONTROLS AND PROCEDURES ................................. 15-16

PART II.         OTHER INFORMATION .......................................    16

        ITEM 1.  LEGAL PROCEEDINGS ....................................... 16-17

        ITEM 2.  CHANGES IN SECURITIES AND USE OF
                 PROCEEDS ................................................    17

        *        SIGNATURES ..............................................    18

        *        CERTIFICATIONS .......................................... 19-22

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               March 31, 2003  December 31, 2002
                                                 (Unaudited)
                                               --------------  -----------------
Current Assets:
  Cash and cash equivalents                      $   176,620      $   184,130
  Investments                                         34,500           34,500
  Accounts receivable, net                         1,142,386          730,667
  Participant receivable                              71,850           70,605
  Inventory                                          262,748          262,748
  Current portion of loan fees, net                  312,802          323,856
                                                 -----------      -----------

      Total current assets                         2,000,906        1,606,506

Oil and gas properties, net (on the basis of
  full cost accounting)                           13,487,521       13,864,321

Completed pipeline facilities, net                15,573,375       15,372,843

Other property and equipment, net                  1,616,202        1,685,950
Loan fees, net of accumulated amortization                 0           40,158
Other                                                 14,613           14,613
                                                 -----------      -----------

                                                 $32,692,617      $32,584,391
                                                 ===========      ===========





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        March 31, 2003  December 31, 2002
                                                         (Unaudited)
                                                        --------------  -----------------
Current liabilities
   Current maturities of long-term debt                  $  7,971,776     $  7,861,245
   Accounts payable-trade                                   1,335,530        1,396,761
   Accrued interest payable                                    46,317           61,141
   Accrued dividends payable                                  229,675          254,389
   Current Long term debt to related parties                1,250,000          750,000
   Other accrued liabilities                                  297,170           31,805
                                                         ------------     ------------

Total current liabilities                                  11,130,468       10,355,341

Long term debt, less current maturities                       451,443        1,256,209
                                                         ------------     ------------

Total liabilities                                          11,581,911       11,611,550
                                                         ------------     ------------

Preferred Stock
   Cumulative convertible redeemable preferred;
    redemption value $7,072,000 and $7,072,000;
    70,720 and 70,720 shares outstanding; respectively      6,857,427        6,762,218
                                                         ------------     ------------
Stockholders' Equity
  Common stock, $.001 per value, 50,000,000 shares
    authorized                                                 11,951           11,460
  Additional paid-in capital                               42,791,007       42,237,276
  Accumulated deficit                                     (28,288,292)     (27,776,726)
  Accumulated other comprehensive loss                       (115,500)        (115,500)
  Treasury stock, at cost                                    (145,887)        (145,887)
                                                         ------------     ------------

Total stockholders' equity                                 14,253,279       14,210,623
                                                         ------------     ------------

                                                         $ 32,692,617     $ 32,584,391
                                                         ============     ============





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS



                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                 March 31, 2003   March 31, 2002
                                                  (Unaudited)       (Unaudited)
                                                 --------------   --------------
Revenue and other income
    Oil and gas revenues                         $  1,923,915      $  1,175,444
    Pipeline transportation revenues                   47,504            77,707
    Interest increase                                     184             1,038
                                                 ------------      ------------

Total revenues and other income                     1,971,603         1,254,189

Costs and other deductions
    Production costs and taxes                        769,909           723,799
    Depletion, depreciation and amortization          604,958           487,348
    Interest expense                                  153,356           153,367
    General and administrative costs                  511,337           640,230
    Public Relations                                    4,779                --
    Professional fees                                 209,426           117,313
                                                 ------------      ------------

Total costs and other deductions                    2,253,765         2,122,057
                                                 ------------      ------------

Net loss                                             (282,162)         (867,868)
                                                 ------------      ------------

Dividends on preferred stock                         (134,195)         (112,458)
                                                 ------------      ------------

Net loss attributable to common shareholders     $   (416,357)     $   (980,326)
                                                 ------------      ------------

Net loss attributable to common shareholders
     Per share basic and diluted                 $      (0.04)     $      (0.09)
                                                 ============      ============

Weighted average shares outstanding                11,764,321        10,642,541
                                                 ------------      ------------






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                      Accumulated
                                             Common Stock            Additional         Other
                                        ----------------------         Paid-in       Comprehensive    Accumulated
                                          Shares       Amount          Capital           Loss           Deficit
                                        ----------    --------      ------------     -------------   -------------
Balance December 31, 2002               11,459,279    $ 11,460      $ 42,237,276      $(115,500)     $(27,776,726)

Net Loss                                         0           0                 0                         (282,162)

Common Stock Issued in
Private Placements Net of
Related Expenses                           227,275         227           249,773                                0

Common Stock Issued in
Conversion of Debt                          60,528          61            69,538                                0

Common Stock Issued for
Preferred Dividend in Arrears              144,461         144           158,765

Common Stock Issued for
Charity                                      3,571           4             5,710

Retained Earnings-Accretion
of Issue Cost on Preferred
Stock                                                                                                     (95,209)

Common Stock Issued for
Services                                    55,000          55            69,945                                0

Dividends on Convertible
Redeemable Preferred Stock                       0           0                 0                         (134,195)
                                        ----------     -------       -----------      ---------      ------------
Net loss for the three  months
ended March 31, 2003                    11,950,114     $11,951       $42,791,007      $(115,500)     $(28,288,292)
                                        ==========     =======       ===========      =========      ============



           Treasury Stock
       ---------------------
       Shares       Amount            Total
       ------     ----------      ------------
       14,500    $ (145,887)      $14,210,623

            0             0          (282,162)



            0             0           250,000


            0             0            69,599


                                      158,909


                                        5,714



                                      (95,209)


            0             0            70,000


            0             0          (134,195)

       ------     ----------      ------------

       14,500     $(145,887)      $14,253,279
       ======     ==========      ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the three   For the three
                                                   Months Ended    Months Ended
                                                  March 31, 2003  March 31, 2002
                                                   (Unaudited)     (Unaudited)
                                                  --------------  --------------
Operating activities
   Net loss                                        $(282,162)       $(867,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization             604,958          487,348
   Charitable donation and services paid in stock     75,714                0
   Changes in assets and liabilities
   Accounts receivable                              (411,719)         100,994
   Participant receivables                            (1,245)               0
   Accounts payable-trade                            (61,231)         (83,142)
   Accrued interest payable                          (14,824)            (889)
   Other accrued liabilities                         (31,805)               0
   Other                                               9,602                0
                                                   ---------        ---------

Net cash used in operating activities               (112,712)        (363,557)
                                                   ---------        ---------

Investing activities
   Additions to property and equipment                     0         (118,357)
   Net additions to oil and gas properties                 0         (365,475)
   Net additions to pipeline facilities              (37,362)        (171,713)
   Increase in restricted cash                             0             (497)
   Other                                              26,800          (14,949)
                                                   ---------        ---------

Net cash used in investing activities                (10,562)        (670,991)
                                                   ---------        ---------

Financing activities
   Repayments of borrowings                         (634,236)        (238,116)
   Proceeds from borrowings                          500,000          518,356
   Dividends on convertible redeemable
     preferred stock                                       0         (112,458)
   Proceeds from private placements of
     common stock                                    250,000          632,000
                                                   ---------        ---------

Net cash provided by financing activities            115,764          799,782
                                                   ---------        ---------

Net change in cash and cash equivalents               (7,510)        (234,766)

Cash and cash equivalents, beginning of period       184,130          393,451
                                                   ---------        ---------

Cash and cash equivalents, end of period           $ 176,620        $ 158,685
                                                   =========        =========




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)            BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.


(2)            GOING CONCERN UNCERTAINTY

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses since commencing its operations and has an accumulated deficit of $28,288,292 and a working capital deficit of $9,129,562 as of March 31, 2003. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

               The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternate refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy its current obligation.

(3)            EARNINGS PER SHARE

               In accordance  with Statement of Financial  Accounting  Standards
(SFAS) No. 128, "Earnings Per Share", basic and diluted loss per share are based on 11,764,321 and 10,642,541 weighted average shares outstanding for the quarters ended March 31, 2003 and 2002, respectively. During the three months period ended March 31, 2003 and year ended December 31, 2002 potential weighted average stock equivalents outstanding were approximately 1,473,000. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.


(4) NEW ACCOUNTING PRONOUNCEMENTS:

               In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived assets carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalization cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. Management does not believe that adoption of this standard has a material impact in financial positions or results of operation.

               In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94- 3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not currently have any plans for exit or disposal activities, and therefore does not expect this standard to have a material effect on the Company's consolidated financial statements upon adoption.

                In November 2002, the FASB issued FASB Interpretation ("FIN") No.45,"Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a impact on our financial position or results of operations.

               In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

(5)            LETTER OF CREDIT AGREEMENT

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

               On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company's Kansas properties, (2) to repay the internal financing provided by directors and shareholders on the Company's completed 65-mile Tennessee intrastate pipeline system (3) to repay a note payable to Spoonbill, Inc. (4) to repay a purchase money note due to M.E. Ratliff, who at the time was the Company's chief executive officer and Chairman of the Board of Directors, for purchase by the Company of a drilling rig and related equipment, (5) to repay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, who at that time was a director of the Company. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility.

               On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. The Company has been paying $200,000 per month toward the outstanding balance of the credit facility and any accrued interest until this situation is resolved.

(6)            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                During the three months ended March 31, 2003, the Company converted $60,000 of debt and $9,600 of accrued interest owed to holders of convertible notes into 60,528 shares of common stock.

               During the three months ended March 31, 2003 the Company converted $158,909 of accrued dividends payable into 144,461 shares of common stock.

               During the three months ending March 31, 2003, the Company issued 55,000 shares of common stock for payment for consulting services performed in the amount of $70,000.

               During the three months ending March 31, 2003, the Company donated 3,571 shares of stock as a charitable contribution valued at $5,713.

(7)             NOTES PAYABLE

               On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP which owns more than 10% of the Company's outstanding common stock and whose general partner, Peter E. Salas, is a Director of the Company, loaned the Company the sum of $250,000 on each such date (cumulatively, $500,000) which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital needs. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004. Each promissory note is secured by an undivided 10% interest in the Company's Tennessee and Kansas pipelines.

(8)            RECLASSIFICATIONS

               Certain prior period amounts have been reclassified to conform to the current period's presentation.

(9)              LAW SUIT SETTLEMENT

               On April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed in the Caddum lawsuit. The settlement provides that the amount claimed to be owed by the Company to Caddum was reduced to $297,000 which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent.


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Kansas

               During the first quarter of 2003, the Company produced and sold 32,807 barrels of oil and 64,438 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. January production was 10,986 barrels of oil and 22,577 Mcf of gas; February production was 10,621 barrels and 19,278 Mcf; and, March production was 11,200 barrels and 22,583 Mcf of gas. The first quarter production of 32,807 barrels of oil compares to 35,806 barrels produced in the first quarter of 2002. The first quarter production of 64,438 Mcf of gas compares to 76,849 Mcf produced in the first quarter of 2002. In summary, the first quarter production reflected expected continued stable production levels from the Kansas Properties which have been in production for many years. The decrease in production reflects a normal decline curve for the Kansas properties. The revenues from the Kansas properties were $1,131,627 in the first quarter of 2003 as compared to $692,974 in 2002. The increase in revenues is due to an increase in the price of oil and gas for 2003.

               Tennessee

               During the first quarter of 2003, the Company produced gas from 23 wells in the Swan Creek field which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant ("BAE") and Eastman Chemical Company ("Eastman").

               Natural gas production from the Swan Creek field for the first quarter of 2003 was an average of 1.241 million cubic feet per day during that period. The first quarter production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company's pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected; however, volumes were not replaced as expected as a result of additional drilling. In order for overall field production to remain steady or grow, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. No new gas wells have been drilled by the Company to date in 2003 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company's reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. Upon conclusion of the Bank One litigation, the Company expects that additional or replacement financing may more easily be obtainable to allow drilling to increase; however, no assurances can be made that such financing will be obtained. See, Liquidity and Capital Resources discussion, below.

               COMPARISON OF THE QUARTERS ENDING MARCH 31 2003 AND 2002

               The Company recognized $1,923,915 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first quarter of 2003 compared to $1,175,444 in the first quarter of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices averaged
$31.53 per barrel in 2003 as compared to $19.12 in 2002. Gas prices averaged $6.41 per Mcf in 2003 as compared to $2.33 for 2002. The Swan Creek Field produced 111,667 Mcf and 215,633 Mcf in the first quarter of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it's dispute with it's primary lender, Bank One NA. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

               The Company realized a net loss attributable to common shareholders of $416,357 (($0.04) per share of common stock) during the first quarter of 2003 compared to a net loss in the first quarter of 2002 to common shareholders of $980,326 (($0.09) per share of common stock).

               Production costs and taxes in the first quarter of 2003 of $769,902 were consistent with production costs and taxes of $723,799 in the first quarter of 2002.

               Depreciation, Depletion, and Amortization expense for the first quarter of 2003 was $604,958 compared to $487,348 in the first quarter of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the first quarter of 2003 was $350,000 as compared to $250,000 in the first quarter of 2002. The Company also amortized $51,211 of loan fees relating to the Bank One note and convertible notes.

               During the first quarter the Company reduced its general and administrative costs significantly ($128,893) from 2002. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company's New York office and a reduction in personnel from 2002 levels.

               Professional fees, in the first quarter of 2003 have increased dramatically ($92,113) from the first quarter of 2002, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit.

               Dividends on preferred stock have increased from $112,458 in 2002 to $134,195 in 2003 as a result of the increase in the amount of preferred stock outstanding from new private placements occurring during the second quarter of 2002.

               LIQUIDITY AND CAPITAL RESOURCES

               On November 8, 2001, the Company signed a credit facility agreement (the "Credit Agreement") with the Energy Finance Division of Bank One, N.A. in Houston Texas ("Bank One"). Litigation was instituted by the Company in May 2002 based on certain actions taken by Bank One under the agreement.

               In November 2002, the Company and Bank One concluded a series of meetings and correspondence by reaching preliminary agreement upon the basic terms of a potential settlement. Any settlement is conditioned upon execution of final settlement documents, and the parties agreed to attempt to close the settlement by November 29, 2002. The principal element of the settlement proposal is for the Bank and the Company to enter into an amended and restated agreement for a new term loan to replace the prior revolving credit facility. As of the date of this report, the Company and Bank One continue to negotiate the terms of a mutually satisfactory settlement agreement.

               Even if the Company concludes a settlement with Bank One, the Company does not anticipate that it will be able to borrow any additional sums from Bank One. To fund additional drilling and to provide additional working capital, the Company would be required to pursue other options. Such options would include debt financing, sale of equity interests in the Company, a joint venture arrangement, the sale of oil and gas interests, etc. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating activities.

               The harmful effects upon operations of the Company caused by the actions of Bank One and the ongoing litigation with Bank One in 2002 have been dramatic. First, the action of Bank One in April, 2002 had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One had been used to refinance the Company's indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank was proper, which the Company has vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One's unwarranted actions no additional funds under the credit facility agreement were available in 2002 for additional drilling that the Company had anticipated performing in the Swan Creek Field and which were critical to the development of that Field. In order for overall field production to remain steady or grow in a field such as the Swan Creek Field, new wells must be brought online. Only two gas wells were added by the Company in 2002 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation.

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

               INTEREST RATE RISK

               At December 31, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $7.5 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $2.4 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company's annual interest costs in 2002 fluctuated based on short-term interest rates on approximately 78% of its total debt outstanding at December 31, 2002. The impact on interest expense and the Company's cash flows of a 10 percent increase in the financial institution's prime rate (approximately 0.5 basis points) would be approximately $32,000, assuming borrowed amounts under the credit facility remain at $7.5 million. The Company did not have any open derivative contracts relating to interest rates at March 31, 2003.

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

               CHANGES IN INTERNAL CONTROLS

               There were no significant changes in the Company's internal controls or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weakness in internal controls. As a result, no corrective actions were required or undertaken.


PART II        OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

               (1). The Company and its subsidiary, Tengasco Pipeline Corporation ("TPC"), were named as defendants in an action commenced on June 4, 2001 by C.H. Fenstermaker & Associates, Inc. ("Fenstermaker") in the United States District Court for the Eastern District of Tennessee entitled C.H. FENSTERMAKER & ASSOCIATES, INC. V. TENGASCO, INC., NO. 3:01-CV-283. The action sought to recover approximately $365,000 in charges billed to TPC for engineering services in connection with the planning and construction of Phase II of the Company's pipeline. On June 25, 2001, the Company and TPC filed an answer to the complaint denying liability, and counterclaiming against Caddum, Inc. ("Caddum"), a division of Fenstermaker.. On February 27, 2003, the parties reached an agreement in principle for the settlement of this action. The settlement was concluded on April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed. The settlement provides that the amount claimed to be owed by the Company to Caddum was reduced to $297,000 which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent. Each party is to bear its own attorney's fees and court costs.

               (2). TENGASCO PIPELINE CORPORATION V. JAMES E. LARKIN AND KATHLEEN A. O'CONNOR, No. 4929J in the Circuit Court for Hawkins County, Tennessee. This is a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a temporary construction easement and permanent right of way to maintain and operate a portion of Phase I of the Company's pipeline in Hawkins County,

Tennessee. The court granted an order of possession to the Company in January, 1998 and the pipeline has been constructed across approximately 3,000 feet of the property concerned in a rural and very steep locale. The Company has had the right of way appraised at $4,000. The landowners, Mr. Larkin and Kathleen A. O Connor who both live on the property, contest the appraised value of the property and claim incidental damages to certain fish ponds located on their property. The landowners, despite a lack of evidence of any fish raising or aquaculture business actually being or having been operated on the premises or of any actual losses to such business, have counterclaimed for $867,585 in compensatory damages and $2.6 million in punitive damages arising from trespass and other legal theories. The Court required the parties to attempt to mediate this dispute and the mediation occurred in December, 2000. The parties were unable to reach a mediated settlement and the matter had most recently been scheduled for trial on January 29, 2003. The January 29, 2003 trial date was continued by the Court to an unspecified future date. The Court has ordered the parties to a second mediation session which will occur on June 2, 2003. If settlement is not reached at mediation, the Company intends to vigorously defend the allegations of the counterclaim because trial preparations have not disclosed any fact that reasonably suggests a substantial adverse result in this matter and the allegations of the counterclaim appear to be without any credible basis.

               All other legal proceedings disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 remain materially unchanged at March 31, 2003.


ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS

               On January 8, 2003, Bill L. Harbert, a Director of the Company, purchased 227,275 shares of the Company's Common Stock from the Company in a private placement at a price of $1.10 per share. The proceeds from this sale were used by the Company to pay the principal and interest due to Bank One for January, 2003 and to provide working capital for the Company's operations.

               On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP ("Dolphin") which owns more than 10% of the Company's outstanding common stock and whose general partner is Peter E. Salas, a Director of the Company, loaned the Company the sum of $250,000 on each such date which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004 which are secured by an undivided 10% interest in the Company's Tennessee pipelines.

                                   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated: May 20, 2003                             TENGASCO, INC.



                                                By: /s/ Richard T. Williams
                                                    --------------------------
                                                        Richard T. Williams
                                                        Chief Executive Officer



                                                By: /s/ Mark A. Ruth
                                                    --------------------------
                                                        Mark A. Ruth
                                                        Chief Financial Officer

                                  CERTIFICATION


I, Richard T. Williams, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

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


Dated: May 20, 2003

                                                 /s/ Richard T. Williams
                                                 -----------------------------
                                                 Richard T. Williams
                                                 Chief Executive Officer

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


Dated: May 20, 2003

                                                       /s/ Mark A. Ruth
                                                       -------------------------
                                                       Mark A. Ruth
                                                       Chief Financial Officer