Form 10-Q
period 2003-06-30
TENGASCO INC
filed 2003-08-19
CIK 1001614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

                           COMMISSION FILE NO. 0-20975
                                               -------

                         TENGASCO, INC. AND SUBSIDIARIES
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 TENNESSEE                           87-0267438
       ------------------------------           -------------------
       STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION            IDENTIFICATION NO.)


                 603 MAIN AVENUE, SUITE 500, KNOXVILLE, TN 37902
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (865-523-1124)
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES __X__   NO _____


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 12,003,977 COMMON SHARES AT JUNE 30, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES _____  NO __X__

                         TENGASCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                     PAGE

          ITEM 1. FINANCIAL STATEMENTS

          *       Condensed Consolidated Balance Sheets as of June 30, 2003
                  (unaudited) and December 31, 2002 ......................   3-4

          *       Consolidated Statements of Loss for the three and
                  six months ended June 30, 2003 and 2002 (unaudited) ....     5

          *       Consolidated Statements of Stockholders' Equity for
                  the six months ended June 30, 2003 and 2002 ............     6

          *       Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2003 and 2002 ................     7

          *       Notes to Condensed Consolidated Financial Statements ...  8-14

          ITEM 2. MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS .............................. 14-19

          ITEM 3. QUANTITATIVE AND QUALITATIVE
                  DISCLOSURE ABOUT MARKET RISK ........................... 20-21

          ITEM 4. CONTROLS AND PROCEDURES ................................    21

PART II.          OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS ...................................... 21-23

          ITEM 2. CHANGES IN SECURITIES AND USE OF
                  PROCEEDS ...............................................    23

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................    23

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS .......................................    24

          *       EXHIBITS ...............................................    25

                  SIGNATURES .............................................    26

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     June 30, 2003   December 31, 2002
                                                      (Unaudited)
                                                     -------------   -----------------
Current Assets:
  Cash and cash equivalents                           $   383,058      $   184,130
  Investments                                              34,500           34,500
  Accounts receivable, net                                758,040          730,667
  Participant receivable                                   60,696           70,605
  Inventory                                               262,748          262,748
  Current portion of loan fees, net                       261,591          323,856
                                                      -----------      -----------

      Total current assets                              1,760,633        1,606,506

Oil and gas properties, net (on the basis of
  full cost accounting)                                13,422,702       13,864,321

Completed pipeline facilities, net                     15,439,812       15,372,843

Other property and equipment, net                       1,549,202        1,685,950
Loan fees, net of accumulated amortization                      0           40,158
Other                                                       6,033           14,613
                                                      -----------      -----------

                                                      $32,178,382      $32,584,391
                                                      ===========      ===========






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 June 30, 2003    December 31, 2002
                                                                  (Unaudited)
                                                                 -------------    -----------------

Current liabilities
   Notes payable to related parties                              $  7,391,029       $  7,861,245
   Accounts payable-trade                                             788,723          1,396,761
   Accrued interest payable                                           112,671             61,141
   Accrued dividends payable                                          352,469            254,389
   Current Maturities of long term debt to related parties          2,084,000            750,000
   Other accrued liabilities                                          226,098             31,805
                                                                 ------------       ------------

Total current liabilities                                          10,954,990         10,355,341
Asset retirement obligations                                          648,079                  0
Long term debt, less current maturities                               614,181          1,256,209
                                                                 ------------       ------------

Total liabilities                                                  12,217,250         11,611,550
                                                                 ------------       ------------

Preferred Stock
   Cumulative convertible redeemable preferred; redemption
    value $7,072,000 and $7,072,000;
    70,720 and 70,720 shares outstanding; respectively              6,870,694          6,762,218
                                                                 ------------       ------------
Stockholders' Equity
  Common stock, $.001 per value, 50,000,000 shares
    authorized                                                         12,019             11,460
  Additional paid-in capital                                       42,831,339         42,237,276
  Accumulated deficit                                             (29,491,533)       (27,776,726)
  Accumulated other comprehensive loss                               (115,500)          (115,500)
  Treasury stock, at cost                                            (145,887)          (145,887)
                                                                 ------------       ------------

Total stockholders' equity                                         13,090,438         14,210,623
                                                                 ------------       ------------

                                                                 $ 32,178,382       $ 32,584,391
                                                                 ============       ============





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS


                                                           For the Three Months Ended         For the Six Months Ended
                                                                     June 30,                          June 30,
                                                         -----------------------------     -----------------------------
                                                             2003             2002             2003             2002
                                                         ------------     ------------     ------------     ------------

Revenues and other income
  Oil and gas revenues                                   $  1,436,848     $  1,233,473     $  3,360,763     $  2,408,917
  Pipeline transportation revenues                             45,219           63,538           92,723          141,245
  Interest income                                                 323              657              507            1,695
                                                         ------------     ------------     ------------     ------------

Total revenues and other income                             1,482,390        1,297,668        3,453,993        2,551,857

Costs and other deductions
  Productions costs and taxes                                 857,970          545,505        1,627,879        1,269,304
  Depletion, depreciation and amortization                    628,196          487,348        1,259,138          974,696
  Interest expense                                            140,742          148,297          294,098          301,664
  General and administrative costs                            299,158          539,842          810,495        1,126,109
  Public relations                                             23,398          106,326           28,177          160,289
  Professional fees                                           211,518          328,547          420,944          445,860
                                                         ------------     ------------     ------------     ------------

Total costs and other deductions                            2,160,982        2,155,865        4,440,731        4,277,922
                                                         ------------     ------------     ------------     ------------

Net loss                                                     (678,592)        (858,197)        (986,738)      (1,726,065)
                                                         ------------     ------------     ------------     ------------

Dividends on preferred stock                                  134,194          125,942          268,389          238,400
                                                         ------------     ------------     ------------     ------------

Net loss attributable to common shareholders
  Before cumulative effect of a change in
  accounting principle                                   $   (812,786)    $   (984,139)    $ (1,255,127)    $ (1,964,465)
                                                         ------------     ------------     ------------     ------------

Cumulative effect of a change in accounting principle               0                0         (351,204)               0
                                                         ------------     ------------     ------------     ------------
Net loss attributable to common shareholders             $   (812,786)    $   (984,139)    $ (1,606,331)    $ (1,964,465)
                                                         ------------     ------------     ------------     ------------
Net loss attributable to common shareholders
Per share basic and diluted:
Operations                                               $      (0.07)    $      (0.09)    $      (0.11)    $      (0.18)
Cumulative effect of a change in accounting principle    $          0     $          0     $      (0.03)    $          0
                                                         ------------     ------------     ------------     ------------
Total                                                    $      (0.07)    $      (0.09)    $      (0.14)    $      (0.18)
                                                         ------------     ------------     ------------     ------------
Weighted average shares outstanding                        11,944,583       10,784,847       11,854,950       10,714,087
                                                         ------------     ------------     ------------     ------------




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                   Accumulated
                                         Common Stock             Additional          Other
                                 ----------------------------      Paid in        Comprehensive    Accumulated
                                     Shares         Amount         Capital            Loss           Deficit
                                 ------------    ------------    ------------     -------------    ------------
Balance December 31, 2002          11,459,279    $     11,460    $ 42,237,276     $   (115,500)    $(27,776,726)

Net Loss                                    0               0               0                          (986,738)

Common Stock Issued in
Private Placements Net of
Related Expenses                      227,275             227         249,773                                 0

Common Stock Issued for
exercised options                      58,000              58          28,942                                 0

Common Stock Issued in
Conversion of Debt                     60,528              61          69,538                                 0

Common Stock Issued for
Preferred Dividend in Arrears         154,824             154         170,155

Common Stock Issued for
Charity                                 3,571               4           5,710

Retained Earnings-Accretion
of Issue Cost on Preferred
Stock                                                                                                  (108,476)

Common Stock Issued for
Services                               55,000              55          69,945                                 0

Dividends on Convertible
Redeemable Preferred Stock                  0               0               0                          (268,389)

Cumulative effect of a change
in accounting principle                     0               0               0                          (351,204)
                                 ============    ============    ============     ============     ============
Net loss for the six months
ended June 30, 2003                12,018,477    $     12,019    $ 42,831,339     $   (115,500)    $(29,491,533)
                                 ============    ============    ============     ============     ============


      Treasury Stock
----------------------------
   Shares          Amount           Total
------------    ------------     ------------

      14,500    $   (145,887)     $14,210,623

           0               0         (986,738)



           0               0          250,000


           0               0           29,000


           0               0           69,599


                                      170,309


                                        5,714



                                     (108,476)


           0               0           50,000


           0               0         (268,389)


           0               0         (351,204)
============    ============     ============

      14,500    $   (145,887)    $ 13,090,438
============    ============     ============



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Six       For the Six
                                                                     Months Ended      Months Ended
                                                                    June 30, 2003     June 30, 2002
                                                                     (Unaudited)       (Unaudited)
                                                                    -------------     -------------

Operating activities
   Net loss                                                          $  (986,738)      $(1,726,065)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depletion, depreciation and amortization                            1,259,138           974,696
   Charitable donation, services paid in stock, stock options            104,714            48,621
   Changes in assets and liabilities
      Accounts receivable                                                (27,373)          (24,054)
      Participant receivables                                              9,909           (33,990)
      Accounts payable-trade                                            (608,038)          (26,245)
      Accrued interest payable                                            51,530                 0
      Other accrued liabilities                                          194,294            (5,825)
      Accrued dividends payable                                                0            13,535
      Other                                                                8,580                 0
                                                                     -----------       -----------

Net cash provided by (used in) operating activities                        6,016          (779,327)
                                                                     -----------       -----------

Investing activities
      Additions to property and equipment                                      0          (118,356)
      Net additions to oil and gas properties                            (13,474)       (1,020,026)
      Net additions to pipeline facilities                              (334,969)         (349,918)
      Decrease in restricted cash                                              0            45,855
      Other                                                                    0           (22,108)
                                                                     -----------       -----------

Net cash used in investing activities                                   (348,443)       (1,464,553)
                                                                     -----------       -----------

Financing activities
      Repayments of borrowings                                        (1,042,645)       (1,268,608)
      Proceeds from borrowings                                         1,334,000         1,018,356
      Dividends on convertible redeemable preferred stock                      0          (238,400)
      Proceeds from private placements of common stock                   250,000         1,111,998
      Proceeds from private placements of preferred stock                      0         1,328,168
                                                                     -----------       -----------

Net cash provided by financing activities                                541,355         1,951,514
                                                                     -----------       -----------

Net change in cash and cash equivalents                                  198,928          (292,366)

Cash and cash equivalents, beginning of period                           184,130           393,451
                                                                     -----------       -----------

Cash and cash equivalents, end of period                             $   383,058       $   101,085
                                                                     ===========       ===========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TENGASCO, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)            BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Additionally, deferred income taxes and income tax expense is not reflected in the Company's financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating loss carry-forwards have been fully reserved. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.

(2)            GOING CONCERN UNCERTAINTY

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses since commencing its operations and has an accumulated deficit of $29,491,533 and a working capital deficit of $9,194,357 as of June 30, 2003. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

               The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternate refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy its current obligation.


(3)            EARNINGS PER SHARE

               In accordance  with Statement of Financial  Accounting  Standards
(SFAS) No. 128, "Earnings Per Share", basic and diluted loss per share are based on 11,944,583 and 10,784,847 weighted average shares outstanding for the quarters ended June 30, 2003 and 2002, respectively. Basic and diluted loss per share are based on 11,854,950 and 10,714,087 weighted average shares outstanding for the six months ended June 30, 2003 and 2002. During the six months period ended June 30, 2003 and year ended

December 31, 2002 potential weighted average stock equivalents outstanding were approximately 1,473,000. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.

               The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or Statement) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company's 2002 consolidated results of operations, financial position, or cash flows.

               SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

                                           Year Ended        Six Months        Six Months
                                       December 31, 2002   June 30, 2002     June 30, 2003
                                       -----------------   -------------     -------------

Net loss as reported                     $(3,661,344)      $(1,964,465)      $(1,606,331)

Stock-based employee compensation
expense determined under fair value
basis                                    $   (77,821)      $  (194,446)      $   (47,209)
                                         -----------       -----------       -----------

Pro forma net loss                       $(3,739,165)      $(2,158,911)      $(1,653,540)

Earning per share:

Basic and diluted as reported            $     (0.33)      $     (0.18)      $     (0.14)

Basic and diluted pro forma              $     (0.34)      $     (0.18)      $     (0.14)


4) NEW ACCOUNTING PRONOUNCEMENTS:

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" SFAS

No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived assets carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The impact of applying this statement as of January 1,2003 and June 30, 2003 is discussed in footnote 10.

               In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS 145, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

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

               In November 2002, the FASB issued FASB Interpretation ("FIN") No.45,"Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and here cognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a impact on the Company's financial position or results of operations.

               In December  2002,  the FASB issued SFAS No. 148,  Accounting for
Stock-Based   Compensation--Transition  and  Disclosure--an  amendment  of  FASB
Statement No. 123 ("Statement

148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

               In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.


              In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company plans to adopt this standard on July 1, 2003. Adoption of SFAS No. 150 by the Company on July 1, 2003 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

(6)            SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
               ACTIVITIES:

               During the three months ended March 31, 2003, the Company converted $60,000 of debt and $9,600 of accrued interest owed to holders of convertible notes into 60,528 shares of common stock.

               During the six months ended June 30, 2003 the Company converted $170,309 of accrued dividends payable into 154,824 shares of common stock.

               During the three months ended March 31, 2003, the Company issued 55,000 shares of common stock for payment for consulting services performed in the amount of $70,000.

               During the three months ended March 31, 2003, the Company donated 3,571 shares of stock as a charitable contribution valued at $5,710.

               During  the  three  months   ended  March   31,2003  the  Company
capitalized $260,191 into oil and gas properties associated with estimated future obligations.

(7)            NOTES PAYABLE

               On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP which owns more than 10% of the Company's outstanding common stock and whose general partner, Peter E. Salas, is a Director of the Company, loaned the Company the sum of $250,000 on each such date (cumulatively, $500,000) which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital needs. On May 20, 2003 an additional loan of $834,000 was loaned by a combination of Dolphin ($750,000) and Jeffery R. Bailey who is a Director and President ($84,000) of the Company. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004. Each of the February and March 2003 promissory notes is secured by an undivided 10% interest in the Company's pipelines. The May 20, 2003 loans provide Dolphin with a 30% interest and Bailey with a 3.36% interest in the Company's pipelines.

(8)            RECLASSIFICATIONS

               Certain prior period amounts have been reclassified to conform to the current period's presentation.

(9)            LAW SUIT SETTLEMENT

               On April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed in C. H. Fenstermaker & Associates, Inc. v. Tengasco, Inc.: No.3:01-CV-283, in the United States District Court for the Eastern District of Tennessee, at Knoxville. The settlement provides that the amount claimed to be owed by the Company to Caddum was reduced to $297,000 which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent.

(10)           CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

               Effective January 1, 2003, the Company implemented the requirements of Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company's asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

               Using a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from 30 - 40 years, and estimated plugging and abandonment costs ranging from $5,000 per well to $10,000 per well, the Company has recorded a non-cash charge related to the cumulative effect of a change in accounting principle of $351,204 in its statement of operations. Oil and gas properties were increased by $260,191, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $611,395 has also been recorded as of January 1, 2003.

               For the six month period ended June 30, 2003, the Company recorded accretion and depletion expenses of $51,968 associated with this liability and its corresponding asset. These expenses are included in depletion, depreciation, and amortization in the consolidated statements of loss. Had the provisions of this statement been reflected in the financial statements for the year ended December 31, 2002, an asset retirement obligation of $476,536 would have been recorded as of January 1, 2002.


The following is a roll-forward of activity impacting the asset retirement obligation for the six months ended June 30, 2003:

     Balance, January 1, 2003:                                $611,395
     Accretion expense through June 30, 2003                    36,684
                                                              --------

     Balance, June 30, 2003                                   $648,079
                                                              ========


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Kansas

               During the first six months of 2003, the Company produced and sold 65,457 barrels of oil and 129,995 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. The first six months production of 65,457 barrels of oil compares to 72,124 barrels produced in the first six months of 2002. The first six months production of 129,995 Mcf of gas compares to 146,783 Mcf produced in the first six months of 2002. In summary, the first six months production reflected expected continued stable production levels from the Kansas Properties which have been in production for many years. The decrease in production reflects a normal decline curve for the Kansas properties. This decline has not been offset by additional drilling and well work overs due to the Bank One litigation. The revenues from the Kansas properties were $2,049,781 in the first six months of 2003 as compared to $1,559,361 in 2002. The increase in revenues is due to a significant increase in the price of oil and gas for 2003.

              Tennessee

              During the first six months of 2003, the Company produced gas from 23 wells in the Swan Creek field which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant ("BAE") and Eastman Chemical Company ("Eastman").

               Natural gas production from the Swan Creek field for the first six months of 2003 was an average of 1.150 million cubic feet per day during that period as compared to 2.270 million cubic feet per day in the first six months of 2002. The first six months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company's pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected; however, volumes were not replaced as expected. In order for overall field production to remain steady or grow, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. No new gas wells have been drilled by the Company to date in 2003 because it does not have the funds necessary for such drilling, due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company's reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. Upon conclusion of the Bank One litigation, the Company is hopeful that additional or replacement financing may more easily be obtainable to allow drilling to increase; however, no assurances can be made that such financing will be obtained. See, Liquidity and Capital Resources discussion, below.

               COMPARISON OF THE SIX MONTHS ENDING JUNE 30 2003 AND 2002

               The Company recognized $3,360,763 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first six months of 2003 compared to $2,408,917 in the first six months of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices averaged $28.90 per barrel in 2003 as compared to $21.54 in 2002. Gas prices averaged $5.71 per Mcf in 2003 as compared to $2.80 for 2002. The Swan Creek Field produced 207,056 Mcf and 408,593 Mcf in the first six months of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it's dispute with it's primary lender, Bank One NA. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

               The Company realized a net loss attributable to common shareholders of $1,606,331 (($.14) per share of common stock), during the first six months of 2003 compared to a net loss in the first six months of 2002 to common shareholders of $1,964,465 (($.18) per share of common stock). A non-cash charge of $351,204 was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2003 relating to the implementation of SFAS143.

               Production costs and taxes in the first six months of 2003 of $1,627,079 were consistent with production costs and taxes of $1,269,304 in the first six months of 2002. The difference of $358,575 was due to a reclassification of insurance cost relating to field activities of $176,258 from G&A to production costs. Part of the increase in production costs in 2003 was due to the fact that the Company's field personnel cost was capitalized as the Company was drilling new wells in 2002, as compared to 2003 when all employees were working to maintain production. Field salaries in Swan Creek was $152,217 in the first six months of 2003.

               Depreciation, Depletion, and Amortization expense for the first six months of 2003 was $1,207,170 compared to $974,696 in the first six months of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the first six months of 2003 was $700,000 as compared to $500,000 in the first quarter of 2002. The Company also amortized $102,422 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $86,360 in 2002.

               During the first six months the Company reduced its general and administrative costs significantly ($315,614) from 2002. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company's New York office and a reduction in personnel from 2002 levels. The Company's public relations cost was reduced ($132,112) from 2002, as the Company continues cost cutting measures.

               Professional fees, in the first six months of 2003 have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit and the shareholders's suit.

               Dividends on preferred stock have increased from $238,400 in 2002 to $268,389 in 2003 as a result of the increase in the amount of preferred stock outstanding from preferred stock sold pursuant to private placements during the second quarter of 2002.


               COMPARISON OF THE QUARTERS ENDING JUNE 30 2003 AND 2002

               The Company recognized $1,436,848 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2003 compared to $1,233,473 in the second quarter of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices averaged
$26.47 per barrel in 2003 as compared to $23.73 in 2002. Gas prices averaged $5.00 per Mcf in 2003 as compared to $3.30 for 2002. The Swan Creek Field produced 95,389 Mcf and 192,960 Mcf in the second quarter of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it's dispute with it's primary lender, Bank One NA. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

               The Company realized a net loss attributable to common shareholders of $812,786 (($.07) per share of common stock) during the second quarter of 2003 compared to a net loss in the second quarter of 2002 to common shareholders of $984,139 (($.09) per share of common stock).

               Production costs and taxes in the second quarter of 2003 of $857,970 increased from $545,505 in the second quarter of 2002. The difference of $312,465 was due to a reclassification of insurance cost relating to field activities of $92,855 from G&A to production cost. Part of the increase in production costs in 2003 was due to the fact that the Company's field personnel cost was capitalized as the Company was drilling new wells in 2002, as compared to 2003 when all employees were working to maintain production. Field salaries in Swan Creek were $67,623 in the second quarter of 2003. An additional $50,620 was paid in property taxes in Kansas. The remaining increase relates to field operations cost other than salaries that were capitalized during drilling activities.

               Depreciation, Depletion, and Amortization expense for the second quarter of 2003 was $602,212 compared to $487,348 in the second quarter of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the second quarter of 2003 was $350,000 as compared to $250,000 in the second quarter of 2002. The Company also amortized $51,211 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $43,180 in 2002.

               During the second quarter the Company reduced its general and administrative costs significantly ($240,684) from 2002. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company's New York office and a reduction in personnel from 2002 levels. The Company's public relations cost was reduced ($82,928) from 2002, as the Company continues cost cutting measures.

               Professional fees, in the second quarter of 2003 have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit and the shareholders's action against the Company.

               Dividends on preferred stock have increased from $125,942 in 2002 to $134,194 in 2003 as a result of the increase in the amount of preferred stock outstanding from preferred stock sold pursuant to private placements during the second quarter of 2002.

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

               Even if the Company concludes a settlement with Bank One, the Company does not anticipate that it will be able to borrow any additional sums from Bank One. To fund additional drilling and to provide additional working capital, the Company would be required to pursue other options. Such options include debt financing, sale of equity interests in the Company, a joint venture arrangement, and/or the sale of oil and gas interests. The inability of the Company to obtain the necessary cash funding on a timely basis will have an unfavorable effect on the Company's financial condition and will require the Company to materially reduce the scope of its operating activities.

               The harmful effects upon operations of the Company caused by the actions of Bank One and the ongoing litigation with Bank One have been dramatic. First, the action of Bank One had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One have been used to refinance the Company's indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank was proper, which the Company has vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One's unwarranted actions no additional funds under the credit facility agreement have been available for additional drilling that the Company had anticipated performing in the Swan Creek Field in 2002 and 2003 which were critical to the development of that Field. In order for overall field production to remain steady or grow in a field such as the Swan Creek Field, new wells must be brought online. Since 2002 only two gas wells were added by the Company due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation.

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

               Similarly, when funding for additional drilling becomes available, the Company plans to drill wells in five new locations it has identified in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. As with Tennessee, the Company is hopeful that once the Bank One matter is resolved it will be able to resume drilling and well workovers in Kansas to maximize production from the Kansas Properties.

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

               INTEREST RATE RISK

               At December 31, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $7.5 million is variable based on the financial institution's prime rate plus 0.25%. The remaining debt of $2.4 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company's annual interest costs in 2002 fluctuated based on short-term interest rates on approximately 78% of its total debt outstanding at December 31, 2002. The impact on interest expense and the Company's cash flows of a 10% increase in the financial institution's prime rate (approximately 0.5 basis points) would be approximately $32,000, assuming borrowed amounts under the credit facility remain at $7.5 million. The Company did not have any open derivative contracts relating to interest rates at June 30, 2003.

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

ITEM 4         CONTROLS AND PROCEDURES

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

               The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

               CHANGES IN INTERNAL CONTROLS

               During the period covered by this quarterly report, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II        OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS

               Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company that would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

               1. TENGASCO PIPELINE  CORPORATION v. JAMES E. LARKIN AND KATHLEEN
A. O'CONNOR, No. 4929J, Circuit Court for Hawkins County, Tennessee. This was a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a right of way for a 3000-foot long portion of Phase I of the Company's pipeline in Hawkins County, TN. The right of way was appraised at $4,000. The landowners contested the appraised value of the property and claimed incidental damages to fish ponds there, despite a lack of evidence of any aquiculture business actually having been operated on the property or of any losses. By counterclaim, the landowners sought $867,585 in compensatory damages and $2.6 million in punitive damages under various legal theories. The Court ordered a second mediation that occurred on June 2, 2003. At mediation, settlement was reached whereby the Company was to pay the sum of $20,000 to plaintiffs and plaintiff's counsel, and issue to them in the aggregate 10,000 shares of restricted shares of the Company's common stock and warrants to purchase 20,000 shares of the Company's common stock for three years at 52 cents per share, the closing price on the settlement date. Plaintiffs have executed a right of way agreement, all settlement payments including the issuance of stock and warrants have been made, and the litigation was dismissed by agreed order dated July 17, 2003.

               2. TENGASCO, INC., TENGASCO LAND AND MINERAL CORPORATION AND TENGASCO PIPELINE CORPORATION v. BANK ONE, NA, Docket No. 2:02-CV-118 in the United States District Court for the Eastern District of Tennessee at Greeneville, TN. In this action, the Company has brought suit against its primary lender under a credit facility for a revolving line of credit of up to $35 million. The initial borrowing base under the facility was $10 million. On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the then-existing borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days. On May 2, 2002, the Company filed suit to restrain Bank One from taking any steps to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand.

               During the pendency of this action, the Company has continued to pay the sum of $200,000 per month of principal due under the original terms of the Credit Agreement, plus interest, and has reduced the principal now outstanding to approximately $5,901,766.66 million as of August 14, 2003. As stated in the Company's earlier reports, on November 5, 2002, the Company and the Bank reached preliminary agreement on terms of a potential settlement of the litigation, subject to execution of formal settlement documents. Although the parties have attempted to reach settlement of all outstanding issues, the parties have not been able to reach agreement upon the specific terms of a settlement agreement. At a scheduling conference held by the Court on August 6, 2003, a previous trial setting in November was continued and a procedural schedule has been set leading toward a trial date of June 22, 2004 if settlement is not resolved.

               3. PAUL MILLER v. M. E. RATLIFF AND TENGASCO, INC., DOCKET NUMBER 3:02-CV-644. United States District Court for the Eastern District of Tennessee, Knoxville, The complaint in this action seeks certification of a class action to recover on behalf of the class of all persons who purchased shares of the Company's common stock between August 1, 2001 and April 23, 2002, damages in an amount not specified which were allegedly caused by violations of the federal securities laws, specifically Rule 10b-5 issued under the Securities Exchange Act of 1934 as to the Company and the Company's former chief executive officer, Malcolm E. Ratliff, and Section 20(a) the Securities Exchange Act of 1934 as to Mr.

Ratliff. The complaint alleges that documents and statements made to the investing public by the Company and Mr. Ratliff misrepresented material facts regarding the business and finances of the Company. The Company has filed a motion to dismiss the action based on the failure of the complaint to meet the requirements of the Securities Litigation Reform Act of 1995. The Company has begun discussions that may lead to a settlement of this matter and these discussions are continuing. If settlement is not reached, the Company intends to vigorously defend against all allegations of the complaint.


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

               On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP ("Dolphin") which owns more than 10% of the Company's outstanding common stock and whose general partner is Peter E. Salas, a Director of the Company, loaned the Company the sum of $250,000 on each such date which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004 which are secured by an undivided 10% interest in the Company's Tennessee pipelines. On May 20, 2003 an additional loan of $834,000 was loaned by a combination of Dolphin ($750,000) and Jeffery R. Bailey, a Director and President of the Company ($84,000). Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004. The May 20, 2003 loans provides Dolphin with a 30% interest and Bailey with a 3.36% interest in the Company's Tennessee and Kansas pipelines as security for the repayment of these loans.

               During the quarter ending June 30, 2003, the Company issued 10,363 shares of its common stock to holders of Series A 8% Cumulative Convertible Preferred Stock in lieu of cash quarterly interest payments due to those shareholders. Also during the quarter, certain Directors of the Company exercised options granted to them pursuant to the Tengasco, Inc. Stock Incentive Plan and purchased the following number of shares of the Company's common stock at the exercise price of $0.50 per share, which was the market price of the stock on the date the options were granted: Richard T. Williams - 10,000 shares; Bill Harbert - 24,000 shares; and, John A. Clendening - 24,000 shares.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The annual meeting of stockholders of the Company was held on June 27, 2003.

               (b) The first item voted on was the election of Directors. Stephen W. Akos, Joseph E. Armstrong, Jeffrey R. Bailey, John A. Clendening, Robert L. Devereux, Bill L. Harbert, Peter E. Salas, Charles Stivers and Richard
T. Williams were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 9,484,371 votes for Stephen W. Akos and 52, 804 withheld; 9,484,771 votes for Joseph E. Armstrong and 52,404 withheld; 9,484,193 votes for Jeffrey
R. Bailey and 52,982 withheld; 9,477,914 votes for John A. Clendening and 59,261 withheld; 9,484,571 votes for Robert L. Devereux and 52,604 withheld; 9,483,731 votes for Bill L. Harbert and 53,444 withheld; 9,479,003 votes for Peter E.
Salas and 58,172 withheld; 9,474,065 votes for Charles M. Stivers and 63,110 withheld; and 9,479,003 votes for Richard T. Williams and 58,182 withheld.

               A majority of votes at the meeting having voted for them, Messrs. Akos, Armstrong, Bailey, Clendening, Devereux, Harbert, Salas, Stivers and Williams were duly elected as Directors of the Company.

               (c) The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 2003. The results of the voting were as follows:

               9,497,508 votes for the resolution,
                  25,017 votes against and
                  14,650 votes abstained.

               A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed. No other matters were voted on at the meeting.

               EXHIBITS

               Exhibit  31:   Certifications  of  Richard  T.  Williams,   Chief
Executive  Officer,  and Mark A. Ruth,  Chief  Financial  Officer,  pursuant  to
Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit  32:   Certifications  of  Richard  T.  Williams,   Chief
Executive  Officer,  and Mark A. Ruth,  Chief  Financial  Officer,  pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002.

   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Dated: August 14, 2003                  TENGASCO, INC.



                                        By:  s/ Richard T. Williams
                                             -----------------------------------
                                                Richard T. Williams
                                                Chief Executive Officer



                                        By:  s/ Mark A. Ruth
                                             -----------------------------------
                                                Mark A. Ruth
                                                Chief Financial Officer