Form 10-Q/A
period 2003-03-03
TENGASCO INC
filed 2003-10-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries
(Exact name of small business issuer as specified in its charter)

Tennessee
State or other jurisdiction of
incorporation or organization

87–0267438
(IRS Employer Identification No.)

603 Main Avenue, Suite 500, Knoxville, TN 37902
(Address of principal executive offices)

(865-523-1124)
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Transitional Small Business Disclosure Format (check one): Yes  _ No X

This amendment on Form 10-Q/A amends the previously filed quarterly report on Form 10-Q of Tengasco, Inc. and subsidiaries for the three month period ended March 31, 2003 to correct the effect of applying Statement of Financial Accounting Standard No. 143, “SFAS 143” as of January 1, 2003, as more fully discussed in Note 10 to the condensed financial statements.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.		FINANCIAL INFORMATION Page
	ITEM 1.	FINANCIAL STATEMENTS
p	Condensed Consolidated Balance Sheets as of March 31, 2003
(unaudited) and December 31, 2002..................................................................................................................3-4
	p	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited) ...........................................................................................................................................................5
	p	Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2003 (unaudited)............................................................................................................................................................6
	p	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited) .................................................................................................................... ...................................... 7
	p	Notes to Condensed Consolidated Financial Statements ......................................................................................................................................................8-13
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................................................................................................................13-16
	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................................................................................................................16
	ITEM 4.	CONTROLS AND PROCEDURES .................................................................................................................17
PART II.		OTHER INFORMATION ................................................................................................................................17
	ITEM 1.	LEGAL PROCEEDINGS .....................................................................................................................17-18
	ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS .....................................................................................................................................................18
	p	SIGNATURES .................................................................................................................................................19
	p	CERTIFICATIONS ....................................................................................................................................20-23

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 176,620	$ 184,130
Investments	34,500	34,500
Accounts receivable, net	1,142,386	730,667
Participant receivable	71,850	70,605
Inventory	262,748	262,748
Current portion of loan fees, net	312,802	323,856
Total current assets	2,000,906	1,606,506
Oil and gas properties, net (on the basis of
full cost accounting)	13,740,070	13,864,321
Completed pipeline facilities, net	15,573,375	15,372,843
Other property and equipment, net	1,616,202	1,685,950
Loan fees, net of accumulated amortization	0	40,158
Other	14,613	14,613
	$32,945,166	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2003 (Unaudited)	December 31, 2002

Current liabilities
Current maturities of long-term debt	$7,971,776	7,861,245
Accounts payable-trade	1,335,530	1,396,761
Accrued interest payable	46,317	61,141
Accrued dividends payable	229,675	254,389
Current Long term debt to related parties	1,250,000	750,000
Other accrued liabilities	297,170	31,805
Total current liabilities	11,130,468	10,355,341
Asset Retirement Obligation	629,737	--
Long term debt, less current maturities	451,443	1,256,209
Total liabilities	12,211,648	11,611,550
Preferred Stock
Cumulative convertible redeemable preferred;
Redemption value $7,072,000 and $7,072,000;
70,720 and 70,720 shares outstanding; respectively	6,857,427	6,762,218
Stockholders' Equity
Common stock, $.001 per value, 50,000,000 shares
authorized	11,951	11,460
Additional paid-in capital	42,791,007	42,237,276
Accumulated deficit	(28,665,480)	(27,776,726)
Accumulated other comprehensive loss	(115,500)	(115,500)
Treasury stock, at cost	(145,887)	(145,887)
Total stockholders' equity	13,876,091	14,210,623
	$32,945,166	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the Three Months Ended March 31, 2003 (Unaudited)	For the Three Months Ended March 31, 2002 (Unaudited)
Revenue and other income
Oil and gas revenues	$1,923,915	$1,175,444
Pipeline transportation revenues	47,504	77,707
Interest increase	184	1,038
Total revenues and other income	1,971,603	1,254,189
Costs and other deductions
Production costs and taxes	769,909	723,799
Depletion, depreciation and amortization	630,942	487,348
Interest expense	153,356	153,367
General and administrative costs	511,337	640,230
Public Relations	4,779	--
Professional fees	209,426	117,313
Total costs and other deductions	2,279,749	2,122,057
Net loss before cumulative effect of
change in accounting principle	(308,146)	(867,868)
Cumulative Effect of a change in
accounting Principle	(351,204)	--
Net Loss	(659,350)	(867,868)
Dividends on preferred stock	(134,195)	(112,458)
Net loss attributable to common shareholders	(793,545)	(980,326)

Earnings per share- basic and diluted
Net loss before cumulative effect of change
in accounting principle per share basic and diluted operations                                            (0.03)     (0.08)

Cumulative effect of a change in
accounting principle	(0.03)	-

Net loss	(0.06)	(0.08)
Dividends on Preferred stock	(0.01)	(0.01)
Total- basic and diluted	(0.07)	(0.09)
Weighted average Common shares outstanding	11,764,321	10,642,541

        See accompanying notes to condensed consolidated financial statement

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total
Balance December 31, 2002	11,459,279	$11,460	$42,237,276	$(115,500)	$(27,776,726)	14,500	$(145,887)	$14,210,623
Net Loss	0	0	0		(659,350)	0	0	(659,350)
Common Stock Issued in	227,275	227	249,773		0	0	0	250,000
Privates Placements Net of
Related Expenses
Common Stock Issued in	60,528	61	69,538		0	0	0	69,599
Conversion of Debt
Common Stock Issued for	144,461	144	158,765				158,909
Preferred Dividend in Arrears
Common Stock Issued for Charity	3,571	4	5,710					5,714
Retained Earnings-Accretion of					(95,209)			(95,209)
Issue Cost on Preferred Stock
Common Stock Issued for	55,000	55	69,945		0	0	0	70,000
Services
Dividends on Convertible	0	0	0		(134,195)	0	0	(134,195)
Redeemable Preferred Stock

Net Loss for the Three Months	11,950,114	$11,951	$42,791,007	$(115,500)	$(28,665,480)	14,500	$(145,887)	$13,876,091
ended March 31,2003

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months Ended March 31, 2003	For the three Months Ended March 31, 2002
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(659,350)	$(867,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cumulative effect of change in accounting principle	351,204	0
Depletion, depreciation and amortization	630,942	487,348
Charitable donation and services paid in stock	75,714	0
Changes in assets and liabilities
Accounts receivable	(411,719)	100,994
Participant receivables	(1,245)	0
Accounts payable-trade	(61,231)	(83,142)
Accrued interest payable	(14,824)	(889)
Other accrued liabilities	(31,805)	0
Other	9,602	0
Net cash used in operating activities	(112,712)	(363,557)
Investing activities
Additions to property and equipment	0	(118,357)
Net additions to oil and gas properties	0	(365,475)
Net additions to pipeline facilities	(37,362)	(171,713)
Increase in restricted cash	0	(497)
Other	26,800	(14,949)
Net cash used in investing activities	(10,562)	(670,991)
Financing activities
Repayments of borrowings	(634,236)	(238,116)
Proceeds from borrowings	500,000	518,356
Dividends on convertible redeemable preferred stock	0	(112,458)
Proceeds from private placements of common stock	250,000	632,000
Net cash provided by financing activities	115,764	799,782
Net change in cash and cash
equivalents	(7,510)	(234,766)
Cash and cash equivalents, beginning of period	184,130	393,451
Cash and cash equivalents, end of period	$176,620	$158,685

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. And Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K.

        This amendment on Form 10-Q/A amends the previously filed quarterly report on Form 10-Q of Tengasco, Inc. and subsidiaries for the three month period ended March 31, 2003 to correct the effect of applying Statement of Financial Accounting Standard No. 143, “SFAS 143” as of January 1, 2003 as more fully discussed in Note 10 to the Condensed Consolidated Financial Statements.

(2) Going Concern Uncertainty

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses since commencing its operations and has an accumulated deficit of $28,665,480 and a working capital deficit of $9,129,562 as of March 31, 2003. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

        The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternate refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy its current obligation.

(3) Earnings Per Share

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic and diluted loss per share are based on 11,764,321 and 10,642,541 weighted average shares outstanding for the quarters ended March 31, 2003 and 2002, respectively. During the three months period ended March 31, 2003 and year ended December 31, 2002 potential weighted average stock equivalents outstanding were approximately 1,473,000. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive. This amendment on Form 10-Q/A amends the previously filed quarterly report on Form 10-Q of Tengasco, Inc. and subsidiaries for the three month period ended March 31, 2003 to correct the effect of applying SFAS 143 as of January 1, 2003.

        The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or Statement) No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company’s 2002 consolidated results of operations, financial position, or cash flows.

        SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

	Three Months March 3, 2002	Three Months March 31, 2003
Net loss as reported
	$(980,326)	$(793,545)
Stock-based employee compensation expense
determined under fair value basis
	$(194,446)	$(47,209)
Pro forma net loss	$(1,174,772)	$(840,754)
Earning per share:
Basic and diluted as reported	$(0.09)	$(0.07)
Basic and diluted pro forma	$(0.11)	$(0.07)

(4)     New Accounting Pronouncements:

        In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement Of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived assets carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalization cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The impact of applying this standard as of January 1, 2003 and March 31, 2003 is discussed in Note 10 to the condensed consolidated financial statements.

        In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not currently have any plans for exit or disposal activities and therefore, does not expect this standard to have a material effect on the Company’s consolidated financial statements upon adoption.

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No.45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have an impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No.51 “Consolidated Financial Statements” consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

        On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company’s Kansas properties, (2) to repay the internal financing provided by directors and shareholders on the Company’s completed 65-mile Tennessee intrastate pipeline system (3) to repay a note payable to Spoonbill, Inc. (4) to repay a purchase money note due to M.E. Ratliff, who at the time was the Company’s Chief Executive Officer and Chairman of the Board of Directors, for purchase by the Company of a drilling rig and related equipment, (5) to repay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, who at that time was a director of the Company. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility.

        On April 5, 2002, the Company received a notice from Bank One stating that it had re-determined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. The Company has been paying $200,000 per month toward the outstanding balance of the credit facility and any accrued interest until this situation is resolved.

(6)     Supplemental Disclosure of Non-Cash Investing and Financing Activities:

        During the three months ended March 31, 2003, the Company converted $60,000 of debt and $9,600 of accrued interest owed to holders of convertible notes into 60,528 shares of common stock.

        During the three months ended March 31, 2003, the Company converted $158,909 of accrued dividends payable into 144,461 shares of common stock.

        During the three months ended March 31, 2003, the Company issued 55,000 shares of common stock for payment for consulting services performed in the amount of $70,000.

        During the three months ended March 31, 2003, the Company donated 3,571 shares of stock as a charitable contribution valued at $5,713.

        During the three months ended March 31, 2003, the Company capitalized $260,191 into oil and gas properties associated with estimated future obligations.

(7) Notes Payable

        On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP which owns more than 10% of the Company’s outstanding common stock and whose general partner, Peter E. Salas, is a Director of the Company, loaned the Company the sum of $250,000 on each such date (cumulatively, $500,000) which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital needs. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004. Each promissory note is secured by an undivided 10% interest in the Company’s Tennessee and Kansas pipelines.

(8) Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

(10) Cumulative Effect of a Change in Accounting Principle

        Effective January 1, 2003, the Company implemented the requirements of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 requires that upon initial application of these standards, the Company must recognize a non-cash charge related to the cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

        Using a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from 30 – 40 years, and estimated plugging and abandonment costs ranging from $5,000 per well to $10,000 per well, the Company has recorded a cumulative effect of a change in accounting principle of $351,204 in its statement of operations for the three month period ended March 31, 2003. Oil and gas properties were increased by $260,191, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $611,395 has also been recorded as of January 1, 2003.

        For the three-month period ended March 31, 2003, the Company recorded accretion and depletion expenses of $25,984 associated with this liability and its corresponding asset. These expenses are included in depletion, depreciation, and amortization in the consolidated statements of loss.

        Had the provisions of this statement been reflected in the financial statements for the year ended December 31, 2002, an asset retirement obligation of $476,536 would have been recorded as of January 1, 2002.

        The following is a roll-forward of activity impacting the asset retirement obligation for the three months ended March 31, 2003:

Balance, January 1, 2003:	$611,395
Accretion expense through March 31, 2003	18,342
Balance, March 31, 2003	$629,737

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

Kansas

        During the first quarter of 2003, the Company produced and sold 32,807 barrels of oil and 64,438 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. January production was 10,986 barrels of oil and 22,577 Mcf of gas; February production was 10,621 barrels and 19,278 Mcf; and, March production was 11,200 barrels and 22,583 Mcf of gas. The first quarter production of 32,807 barrels of oil compares to 35,806 barrels produced in the first quarter of 2002. The first quarter production of 64,438 Mcf of gas compares to 76,849 Mcf produced in the first quarter of 2002. In summary, the first quarter production reflected expected continued stable production levels from the Kansas Properties, which have been in production for many years. The decrease in production reflects a normal decline curve for the Kansas properties. The revenues from the Kansas properties were $1,131,627 in the first quarter of 2003, as compared to $692,974 in 2002. The increase in revenues is due to an increase in the price of oil and gas for 2003.

Tennessee

        During the first quarter of 2003, the Company produced gas from 23 wells in the Swan Creek field, which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant (“BAE”) and Eastman Chemical Company (“Eastman”).

        Natural gas production from the Swan Creek field for the first quarter of 2003 was an average of 1.241 million cubic feet per day during that period. The first quarter production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected; however, volumes were not replaced as expected as a result of additional drilling. In order for overall field production to remain steady or grow, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. No new gas wells have been drilled by the Company to date in 2003 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company’s reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. Upon conclusion of the Bank One litigation, the Company expects that additional or replacement financing may more easily be obtainable to allow drilling to increase; however, no assurances can be made that such financing will be obtained. See, Liquidity and Capital Resources discussion, below.

Comparison of the Quarters Ending March 31 2003 and 2002

        The Company recognized $1,923,915 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first quarter of 2003 compared to $1,175,444 in the first quarter of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices averaged $31.53 per barrel in 2003 as compared to $19.12 in 2002. Gas prices averaged $6.41 per Mcf in 2003 as compared to $2.33 for 2002. The Swan Creek Field produced 111,667 Mcf and 215,633 Mcf in the first quarter of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it’s dispute with it’s primary lender, Bank One NA. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

        The Company realized a net loss attributable to common shareholders of $793,545 (($0.07) per share of common stock) during the first quarter of 2003 compared to a net loss in the first quarter of 2002 to common shareholders of $980,326 (($0.09) per share of common stock). A non-cash charge of $351,204 was recognized as a cumulative effect of a change in accounting principle, resulting from the implementation of SFAS 143. See Note 10.

        Production costs and taxes in the first quarter of 2003 of $769,902 were consistent with production costs and taxes of $723,799 in the first quarter of 2002.

Depreciation, Depletion, and Amortization expense for the first quarter of 2003 was $630,942 compared to $487,348 in the first quarter of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the first quarter of 2003 was approximately $358,000 as compared to $250,000 in the first quarter of 2002. The Company also amortized $51,211 of loan fees relating to the Bank One note and convertible notes.

During the first quarter, the Company reduced its general and administrative costs significantly ($128,893) from the first quarter of 2002. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company’s New York office and a reduction in personnel from 2002 levels.

Professional fees in the first quarter of 2003 have increased dramatically ($92,113) from the first quarter of 2002, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit.

Dividends on preferred stock have increased from $112,458 in 2002 to $134,195 in 2003, as a result of the increase in the amount of preferred stock outstanding from new private placements occurring during the second quarter of 2002.

Liquidity and Capital Resources

        On November 8, 2001, the Company signed a credit facility agreement (the “Credit Agreement”) with the Energy Finance Division of Bank One, N.A. in Houston Texas (?Bank One?). Litigation was instituted by the Company in May 2002 based on certain actions taken by Bank One under the agreement.

In November 2002, the Company and Bank One concluded a series of meetings and correspondence by reaching preliminary agreement upon the basic terms of a potential settlement. Any settlement is conditioned upon execution of final settlement documents and the parties agreed to attempt to close the settlement by November 29, 2002. The principal element of the settlement proposal is for Bank One and the Company to enter into an amended and restated agreement for a new term loan to replace the prior revolving credit facility. As of the date of this report, the Company and Bank One continue to negotiate the terms of a mutually satisfactory settlement agreement.

        Even if the Company concludes a settlement with Bank One, the Company does not anticipate that it will be able to borrow any additional sums from Bank One. To fund additional drilling and to provide additional working capital, the Company would be required to pursue other options. Such options would include debt financing, sale of equity interests in the Company, a joint venture arrangement, the sale of oil and gas interests, etc. The inability of the Company to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company’s financial condition and would require the Company to materially reduce the scope of its operating activities.

        The harmful effects upon operations of the Company caused by the actions of Bank One and the ongoing litigation with Bank One in 2002 have been dramatic. First, the action of Bank One in April 2002 had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One had been used to refinance the Company’s indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank was proper, which the Company has vigorously and continually denied. The principal reason the Company had entered into the Bank One Credit Agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One’s unwarranted actions, no additional funds under the credit facility agreement were available in 2002 for additional drilling that the Company had anticipated performing in the Swan Creek Field and which were critical to the development of that Field. In order for overall field production to remain steady or grow in a field such as the Swan Creek Field, new wells must be brought online. Only two gas wells were added by the Company in 2002 due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation.

        Second, the existence of the dispute with Bank One, compounded by the fact that an effect of Bank One’s action was to cause the Company’s auditors to indicate that their was an uncertainty over the Company’s ability to continue as a going concern, has significantly discouraged other institutional lenders from considering a variety of additional or replacement financing options for drilling and other purposes that may have ordinarily been available to the Company. Third, the dispute has caused Bank One to fail to grant permission under the existing loan agreements with the Company to permit the Company to formulate drilling programs involving potential third party investors that may have permitted additional drilling to occur. Finally, the dispute has caused the Company to incur significant legal fees to protect the Company’s rights.

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

        Similarly, when funding for additional drilling becomes available, the Company plans to drill wells in five new locations it has identified in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, the Company was not able to drill any new wells in Kansas in 2002 due to lack of funds available for such drilling caused by the Bank One situation. As with Tennessee, the Company is hopeful that once the Bank One matter is resolved it will be able to resume drilling and well work-overs in Kansas to maximize production from the Kansas Properties.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Commodity Risk

         The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $18.56 per barrel to a high of $27.49 per barrel during 2002. Gas price realizations ranged from a monthly low of $1.91 per Mcf to a monthly high of $4.01 per Mcf during the same period.

         Interest Rate Risk

        At December 31, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $7.5 million is variable based on the financial institution’s prime rate plus 0.25%. The remaining debt of $2.4 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company’s annual interest costs in 2002 fluctuated based on short-term interest rates on approximately 78% of its total debt outstanding at December 31, 2002. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the financial institution’s prime rate (approximately 0.5 basis points) would be approximately $32,000; assuming borrowed amounts under the credit facility remain at $7.5 million. The Company did not have any open derivative contracts relating to interest rates at March 31, 2003.

         Forward-Looking Statements And Risk

         Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

        There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can also affect these risks. Additionally, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company’s financial position, results of operations and cash flows.

ITEM 4 CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures.

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that , as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        During the period covered by this quarterly report, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

    (1).        The Company and its subsidiary, Tengasco Pipeline Corporation (“TPC”), were named as defendants in an action commenced on June 4, 2001 by C.H. Fenstermaker & Associates, Inc. (“Fenstermaker”) in the United States District Court for the Eastern District of Tennessee entitled C.H. Fenstermaker & Associates, Inc. v. Tengasco, Inc., No. 3:01-CV-283. The action sought to recover approximately $365,000 in charges billed to TPC for engineering services in connection with the planning and construction of Phase II of the Company’s pipeline. On June 25, 2001, the Company and TPC filed an answer to the complaint denying liability, and counterclaiming against Caddum, Inc. (“Caddum”), a division of Fenstermaker. On February 27, 2003, the parties reached an agreement in principle for the settlement of this action. The settlement was concluded on April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed. The settlement that provides the amount claimed to be owed by the Company to Caddum was reduced to $297,000, which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent. Each party is to bear its own attorney’s fees and court costs.

    (2).        Tengasco Pipeline Corporation v. James E. Larkin and Kathleen A. O’Connor, No. 4929J in the Circuit Court for Hawkins County, Tennessee. This is a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a temporary construction easement and permanent right of way to maintain and operate a portion of Phase I of the Company’s pipeline in Hawkins County, Tennessee. The court granted an order of possession to the Company in January 1998 and the pipeline has been constructed across approximately 3,000 feet of the property concerned in a rural and very steep locale. The Company has had the right of way appraised at $4,000. The landowners, Mr. Larkin and Kathleen A. O Connor who both live on the property, contest the appraised value of the property and claim incidental damages to certain fish ponds located on their property. The landowners, despite a lack of evidence of any fish raising or aquaculture business actually being or having been operated on the premises or of any actual losses to such business, have counterclaimed for $867,585 in compensatory damages and $2.6 million in punitive damages arising from trespass and other legal theories. The Court required the parties to attempt to mediate this dispute and the mediation occurred in December, 2000. The parties were unable to reach a mediated settlement and the matter had most recently been scheduled for trial on January 29, 2003. The January 29, 2003 trial date was continued by the Court to an unspecified future date. The Court has ordered the parties to a second mediation session, which will occur on June 2, 2003. If settlement is not reached at mediation, the Company intends to vigorously defend the allegations of the counterclaim because trial preparations have not disclosed any fact that reasonably suggests a substantial adverse result in this matter and the allegations of the counterclaim appear to be without any credible basis.

        All other legal proceedings disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 remain materially unchanged at March 31, 2003.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 8, 2003, Bill L. Harbert, a Director of the Company, purchased 227,275 shares of the Company’s Common Stock from the Company in a private placement at a price of $1.10 per share. The proceeds from this sale were used by the Company to pay the principal and interest due to Bank One for January, 2003 and to provide working capital for the Company’s operations.

        On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP (“Dolphin”) which owns more than 10% of the Company’s outstanding common stock and whose general partner is Peter E. Salas, a Director of the Company, loaned the Company the sum of $250,000 on each such date which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004 which are secured by an undivided 10% interest in the Company’s Tennessee pipelines.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: May 20, 2003
By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer
By :s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

Exhibit 31

CERTIFICATION

I, Richard T. Williams, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1.     I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc. and Subsidiaries.

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

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15e and 15d-15e) for the Registrant and we have:

    (a)        designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;: and

    (c)        disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

    (a)        all significant deficiencies and material weaknesses the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

    (b)        any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 14, 2003

By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 31

CERTIFICATION

I, Mark A. Ruth, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1.     I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc. and Subsidiaries.

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

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15e and 15d-15e) for the Registrant and we have:

    (a)        designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;: and

    (c)        disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

    (a)        all significant deficiencies and material weaknesses the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

    (b)        any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 14, 2003

By :s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

Exhibit 32

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

(10)     I have reviewed the Quarterly Report on Form 10-Q(i);

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

Dated: August 14, 2003

By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 32

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

(11)     I have reviewed the Quarterly Report on Form 10-Q(i);

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

Dated: August 14, 2003

By :s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer