Form 10-Q
period 2003-09-30
TENGASCO INC
filed 2003-11-13
CIK 1001614

U.S. Securities and Exchange Commission
Washington,D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OFTHE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries
(Exactname of small business issuer as specified in its charter)

Tennessee
State or other jurisdiction of
Incorporation or organization

87-0267438
(IRS Employer Identification No.)

603 Main Avenue, Suite 500, Knoxville, TN 37902
(Address of principal executive offices)

(865-523-1124)
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,049,977 common shares at September 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3-4

	* Consolidated Statements of Loss for the three and six months ended June 30, 2003 and 2002	5

	* Consolidated Statements of Stockholders Equity for the six months ended June 30, 2003 and 2002	6

	* Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	7

	* Notes to Condensed Consolidated Financial Statements	8-14
	ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14-19

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19-20
	ITEM 4. CONTROLS AND PROCEDURES	20
PART II.	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	21
	ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	21-22
	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

	* EXHIBITS	23
	SIGNATURES	24

TENGASCO, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$332,185	$184,130
Investments	34,500	34,500
Accounts receivable net	795,916	730,667
Participants receivable	63,297	70,605
Inventory	262,748	262,748

Current portion of loan fees, net	210,380	323,856
Other
	67,352	0

Total current assets	1,766,378	1,606,506
Oil and gas properties, net (on the basis of
full cost accounting)	13,096,898	13,864,321
Completed pipeline facilities, net	15,312,212	15,372,843
Other property and equipment, net	1,482,202	1,685,950
Loan fees, net of accumulated amortization	0	40,158
Other	5,213	14,613

	$31,662,903	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$6,724,998	$7,861,245
Accounts payable-trade	839,553	1,396,761
Accrued interest payable	167,227	61,141
Accrued dividends payable	470,543	254,389
Notes payable to related parties	2,234,000	750,000
Other accrued liabilities	627,016	31,805

Total current liabilities	11,063,337	10,355,341
Asset retirement obligations	666,421	0
Long term debt less current maturities	590,055	1,256,209

Total liabilities	12,319,813	11,611.550

Preferred Stock
Cumulative convertible redeemable preferred; redemption value
$7,072,000; 70,720 shares outstanding
	6,884,257	6,762,218

Stockholders Equity
Common stock, $.001 per value, 50,000,000 shares authorized,
12,049,977; 11,444,779 outstanding	12,065	11,460
Additional paid-in-capital	42,855,693	42,237,276
Accumulated deficit	(30,147,538)	(27,776,726)
Accumulated other comprehensive loss	(115,500)	(115,500)
Treasury stock, at cost	(145,887)	(145,887)

Total stockholders equity	12,458,833	14,210,623

	$31,662,903	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SIBSIDIARIESCONSOLIDATED
STATEMENTS OF LOSS

	For the Three Months Ended		For the Nine Months Ended
	September, 30, (Unaudited)		September 30, (Unaudited)
	2003	2002	2003	2002
Revenues and other income
Oil and gas revenues	$1,546,453	1,450,133	$4,907,216	$3,859,050
Pipeline transportation revenues	52,749	56,088	145,472	197,333
Interest income	259	1,087	766	2,782

Total revenues and other income	1,599,461	1,507,308	5,053,454	4,059,165
Cost and other deductions
Production costs and taxes	944,019	815,293	2,571,898	2,084,597
Depletion, depreciation and amortization	628,195	756,486	1,887,333	1,731,182
Interest expense	168,420	146,382	462,518	448,046
General and administrative cost	301,794	401,829	1,112,289	1,527,988
Public Relations	954	15,809	29,131	176,098
Professional fees	64,326	93,388	485,270	539,198

Total cost and other deductions	2,107,708	2,229,187	6,548,439	6,507,109

Net loss	(508,247)	(721,879)	(1,494,985)	(2,447,944)

Dividends on preferred stock	134,194	134,195	402,583	372,595

Net loss attributable to common shareholders
Before cumulative effect of a change in
accounting principle	$(642,441)	$(856,074)	$(1,897,568)	$(2,820,539)

Cumulative effect of a change in accounting
principle	0	0	(351,204)	0

Net loss attributable to common shareholders
	$(642,441)	$(856,074)	$(2,248,772)	$(2,820,539)

Net loss attributable to common shareholders
per share basic and diluted:
Operations	$(0.05)	$(0.08)	$(0.16)	$(0.26)

Cumulative effect of a change in accounting
principle	0	0	$(0.03)	$0

Total	$(0.05)	$(0.08)	$(0.19)	$(0.26)

Weighted average shares outstanding	12,047,823	11,365,431	11,919,477	10,933,588

See accompanying notes to condensed consolidated financial statements

6

TENGASCO, INC. AND SUBSIDIARIES

CONSILIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss
Balance December 31, 2002	11,459,279	$11,460	$42,237,276	$(115,500)
Net Loss	0	0	0
Common Stock Issued in Private
Placements Net of Related Expenses
	227,275	227	249,773
Common Stock Issued for exercised
options	94,000	94	46,906
Common Stock Issued in Conversion of
Debt	60,528	61	69,538
Common Stock Issued for Preferred
Dividend in Arrears	154,824	154	170,155
Common Stock Issued for Charity	3,571	4	5,710
Retained Earnings-Accretion of Issue
Cost on Preferred Stock
Common Stock Issued for Services	55,000	55	69,945
Common Stock Issued for Litigation
Settlement	10,000	10	6,390
Dividends on Convertible Redeemable
Preferred Stock	0	0	0
Cumulative effect of a change in
accounting principle	0	0	0
Balance September 30, 2003	12,064,477	$12,065	$42,855,693	$(115,500)

	Accumulated Deficit	Shares	Amount	Total
Balance December 31, 2002	$(27,776,726)	(14,500)	$(145,887)	$14,210,623
Net Loss	(1,494,985)	0	0	(1,494,985)
Common Stock Issued in Private
Placements Net of Related Expenses
	0	0	0	250,000
Common Stock Issued for exercised
options	0	0	0	47,000
Common Stock Issued in Conversion o
Debt	0	0	0	69,599
Common Stock Issued for Preferred
Dividend in Arrears				170,309
Common Stock Issued for Charity				5,714
Retained Earnings-Accretion of Issu
Cost on Preferred Stock	(122,040)			(122,040)
Common Stock Issued for Services	0	0		70,000
Common Stock Issued for Litigation
Settlement				6,400
Dividends on Convertible Redeemable
Preferred Stock	(402,583)	0	0	(402,583)
Cumulative effect of a change in
accounting principle	(351,204)	0	0	(351,204)

Balance September 30, 2003	$(30,147,538)	(14,500)	$(145,887)	$12,458,833

See accompanying notes to condensed consolidated financial statements

9

TENGASCO, INC. AND SUBSIDIARIESCONSOLIDATED
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Operating Activities
Net Loss	$(1,494,985)	$(2,447,944)

Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depletion, depreciation and amortization	1,887,333	1,731,182
Charitable donation, services paid in stock, stock options	122,714	48,620
Changes in assets and liabilities
Accounts receivable	(65,249)	(41,340)

Participants receivable	7,308	0

Accounts payable	(557,208)	(5,021)
Accrued interest payable	106,086	(9,581)
Other accrued liabilities	595,211	0
Other	(57,952)	0

Net cash provided by (used in) operating activities	543,258	(724,084)

Investing activities
Additions to property and equipment	0	(154,526)
Net additions to oil and gas properties	(45,312)	(1,796,600)
Net additions to pipeline facilities	(341,369)	(739,162)
Decrease in restricted cash	0	120,872
Other assets	0	19,432

Net cash used in investing activities	(386,681)	(2,549,984)

Financing activities
Repayments of borrowings	(1,742,522)	(2,129,256)
Proceeds from borrowings	1,484,000	1,703,103
Dividends on convertible redeemable preferred stock	0	(350,859)
Proceeds from private placements of common stock	250,000	2,677,000
Proceeds from private placements of preferred stock	0	1,303,168

Net cash provided by (used in) financing activities	(8,522)	3,203,156

Net change in cash and cash equivalents	148,055	(70,912)
Cash and cash equivalents, beginning of period	184,130	393,451

Cash and cash equivalents, end of period	$332,185	$322,539

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. And SubsidiariesCondensed
Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating loss carry forwards have been fully reserved. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K.

(2) Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses since commencing its operations and has an accumulated deficit of $30,147,538 and a working capital deficit of $9,296,959 as of September 30, 2003. During 2002, the Company was informed by its primary lender that the entire amount of it outstanding credit facility was immediately due and payable, as provided for in the Credit Agreements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternate refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy its current obligation.

(3) Earnings Per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, basic and diluted loss per share are based on 12,047,823 and 11,365,431 weighted average shares outstanding for the quarters ended September 30, 2003 and 2002, respectively. Basic and diluted loss per share are based on 11,919,477 and 10,933,588 weighted average shares outstanding for the nine months ended September 30, 2003 and 2002. During the nine month period ended September 30, 2003 and year ended December 31, 2002 potential weighted average stock equivalents outstanding were approximately 1,473,000. These shares are not included in the computation of the diluted loss per share amount because the Company was in a net loss position and their effect would have been antidilutive.

The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. “Accounting for Stock-Based Compensation”, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material effect on the Company’s 2002 consolidated results of operations, financial position, or cash flows.

SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

	Three Months September 30, 2003	Three Months September 30, 2002	Nine Months September 30, 2003	Nine Months September 30, 2002
Net loss as reported	$(642,441)	$(856,074)	$(2,248,772)	$(2,820,539)

Stock-based employee
compensation expense
determined under fair value
basis	$(0)	$(8,400)	$(47,209)	$(202,846)

Pro forma net loss	$(642,441)	$(864,474)	$(2,295,981)	$(3,023,385)

Earning per share:
Basic and diluted as reported
	$(0.05)	$(0.08)	$(0.19)	$(0.26)

Basic and diluted pro forma
	$(0.05)	$(0.08)	$(0.19)	$(0.28)

(4)     New Accounting Pronouncements:

A reporting issue has arisen regarding the application of certain provisions of SAFS No. 141 and SFAS No. 142 to companies in the extracting industries including oil and gas companies. The issue is whether SFAS No. 142 regulates registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property owned and provide specific footnote disclosures. Historically, the Company had included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify cost of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, the Company would be required to reclassify approximately $453,000 at September 30, 2003 and $346,000 at December 31, 2002, respectively, out of oil and gas properties and into a separate intangible asset line item. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and amortized for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the cost of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under its debt agreements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations “SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the periods in which it is incurred. The liability is capitalized as part of the related long-lived assets carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The impact of applying this statement as of January 1, 2003 and September 30, 2003 is discussed in footnote 10.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS 145, the criteria in Accounting Principles Board opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company’s consolidated financial statements.

In July 2002, FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of cost covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not currently have any plans for exit or disposal activities, and therefore does not expect this standard to have a material effect on the Company’s consolidated financial statements upon adoption.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and here cognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have an impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company adopted this standard on July 1, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. The Company has been paying $200,000 per month toward the outstanding balance of the credit facility and any accrued interest until this situation is resolved. See note 2.

(6)     Supplemental Disclosure of Non Cash Investing and Financing Activities:

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

During the three months ended March 31, 2003 the Company capitalized $260,191 into oil and gas properties associated with estimated future asset retirement obligations.

During the three months ended September 30, 2003 the Company issued 10,000 shares of common stock for a litigation settlement. The stock value on date of issue was $16,400.

(7) Notes Payable

On February 3, 2003 and February 28, 2003, Dolphin Offshore Partners, LP which owns more than 10% of the Company’s outstanding common stock and whose general partner, Peter E. Salas, is a Director of the Company, loaned the Company the sum of $250,000 on each such date (cumulatively, $500,000) which the Company used to pay the principal and interest due to Bank One for February and March 2003 and for working capital needs. On May 20, 2003 an additional loan of $834,000 was loaned by a combination of Dolphin ($750,000) and Jeffrey R. Bailey who is a Director and President ($84,000) of the Company. On August 6, 2003 an additional loan of $150,000 was loaned by Dolphin. Each of these loans is evidenced by a separate promissory note each bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004. Each of the February and March 2003 promissory notes is secured by an undivided 10% interest in the Company’s pipelines. The May 20, 2003 loans provides Dolphin with a 30% interest and Bailey with a 3.36% interest in the Company’s pipelines. The August note provides Dolphin with a 6% interest in the Company’s pipelines.

(8) Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(9) Law Suit Settlement

On April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed in C.H. Fenstermaker & Associates, Inc. v. Tengasco, Inc.: No. 3:01-CV-283, in the United States District Court for the Eastern District of Tennessee, at Knoxville. The settlement provides that the amount claimed to be owed by the Company to Caddum was reduced to $297,000 which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent.

(10) Cumulative Effect of a Change In Accounting Principle

Effective January 1, 2003, the Company implemented the requirements of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operation expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS No. 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

Using a credit-adjusted risk fee rate of 12%, an estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well, the Company has recorded a non-cash charge related to the cumulative effect of a change in accounting principle of $351,204 in its statement of operations. Oil and gas properties were increased by $260,191, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $611,395 has also been recorded as of January 1, 2003.

For the nine month period ended September 30, 2003, the Company recorded accretion and depletion expenses of $77,952 associated with this liability and its corresponding asset. These expenses are included in depletion, deprecation, and amortization in the consolidated statements of loss. Had the provisions of this statement been reflected in the financial statements for the year ended December 31, 2002, an asset retirement obligation of $476,536 would have been recorded as of January 1, 2002.

The following is a roll-forward of activity impacting the asset retirement obligation for the nine months ended September 30, 2003:

Balance, January 1, 2003:	$611,395
Accretion expense through September 30, 2003	55,026

Balance, September 30, 2003	$666,421

      ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   OF OPERATIONS

 b.Results of Operations and Financial Condition       Kansas
During the first nine months of 2003, the Company produced and sold 94,782 barrels of oil and 196,373 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. The first nine months production of 94,782 barrels of oil compares to 106,683 barrels produced in the first nine months of 2002. The first nine months production of 196,373 Mcf of gas compares to 214,859 Mcf produced in the first nine months of 2002. In summary, the first nine months production reflected expected continued stable production levels from the Kansas Properties, which have been in production for many years. The decrease in production reflects a normal decline curve for the Kansas properties. This decline has not been offset by additional drilling and well work-overs due to the Bank One litigation. The revenues from the Kansas properties were $2,959,430 in the first nine months of 2003 as compared to $2,438,136 in 2002. The increase in revenues is due to a significant increase in the price of oil and gas for 2003.

      Tennessee

During the first nine months of 2003, the Company produced gas from 23 wells in the Swan Creek field, which it sold to its two industrial customers in Kingsport, Tennessee, BAE SYSTEMS Ordnance Systems Inc. as operator of the Holston Army Ammunition Plant (“BAE”) and Eastman Chemical Company (“Eastman”).

Natural gas production from the Swan Creek field for the first nine months of 2003 was an average of 1.195 million cubic feet per day during that period as compared to 2.114 million cubic feet per day in the first nine months of 2002. The first nine months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected; however, volumes were not replaced as expected. In order for overall field production to remain steady or grow, new wells must be brought online. Any of the new wells drilled by the Company would also experience the same harmonic (i.e. a relatively steep initial decline curve followed by longer periods of relatively flat or stable production) decline as does every natural well in a formation similar to the Knox formation, so continuous drilling is vital to maintaining or increasing earlier levels of production. No new gas wells have been drilled by the Company to date in 2003 because it does no have the funds necessary for such drilling, due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation regarding that matter. The Company anticipates that the natural decline of production from existing wells is now predictable in Swan Creek, that the total volume of the Company’s reserves remains largely intact, and that these reserves can be extracted through existing wells and also by steady additional drilling brought on by reliable financial arrangements to fund drilling. Upon conclusion of the Bank One litigation, the Company is hopeful that additional or replacement financing may more easily be obtainable to allow drilling to increase; however, no assurances can be made that such financing will be obtained. See, Liquidity and Capital Resources discussion, below.

Comparison of the Nine Months Ending September 30 2003 and 2002

The Company recognized $5,053,454 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first nine months of 2003 compared to $4,059,165 in the first nine months of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices to date in 2003 have averaged $28.60 per barrel in 2003 as compared to $22.98 in 2002. Gas prices to date in 2003 have averaged $5.31 per Mcf in 2003 as compared to $2.89 for 2002. The Swan Creek Field produced 322,739 Mcf and 570,883 Mcf in the first nine months of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it’s dispute with it’s primary lender, Bank One NA. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

The Company realized a net loss attributable to common shareholders of $2,248,772 (($.19) per share of common stock), during the first nine months of 2003 compared to a net loss in the first nine months of 2002 to common shareholders of $2,820,539 (($.26) per share of common stock). A non-cash charge of $351,204 was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2003 relating to the implementation of SFAS 143.

Production costs and taxes in the first nine months of 2003 of $2,571,898 were consistent with production costs and taxes of $2,084,597 in the first nine months of 2002. The difference of $487,301 was due to a reclassification of insurance cost relating to field activities of $148,098 from G&A to production costs. The increase in production costs in 2003 was also due to the fact that the Company’s field personnel cost was capitalized as the Company was drilling new wells in 2002, as compared to 2003 when all employees were working to maintain production. Field salaries in Swan Creek were $209,563 in the first nine months of 2003. The remaining increase is due to increased property taxes on the pipeline because it has been assessed at a higher value after completion.

Depreciation, Depletion, and Amortization expense for the first nine months of 2003 was $1,887,333 compared to $1,731,182 in the first nine months of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the first nine months of 2003 was $1,072,926 as compared to $1,019,138 in the first nine months of 2002. The Company also amortized $153,633 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $129,540 in 2002. The remaining increase relates to the implementation of SFAS No. 143 as explained in footnote 10.

During the first nine months the Company reduced it general and administrative costs significantly from 2002 by the amount of $415,699. Management has made an effort of control cost in every aspect of its operations. Some of these cost reductions included the closing of the Company’s New York office and a reduction in personnel from 2002 levels. The Company’s public relation costs were reduced by $146,967 from 2002, as the Company continues cost cutting measures.

Professional fees, in the first nine months of 2003 have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit and the class action lawsuit.

Dividends on preferred stock have increased from $372,595 in 2002 to $402,583 in 2003 as a result of the increase in the amount of preferred stock outstanding from preferred stock sold pursuant to private placements during the second quarter of 2002.

Comparison of the Quarters Ending September 30 2003 and 2002

The Company recognized $1,599,461 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2003 compared to $1,507,308 in the third quarter of 2002. The increase in revenues was due to an increase in price from oil and gas sales. Oil prices to date in 2003 averaged $27.82 per barrel in 2003 as compared to $25.77 in 2002. Gas prices to date in 2003 averaged $4.71 per Mcf in 2003 as compared to $3.06 for 2002. The Swan Creek Field produced 115,683 Mcf and 162,290 Mcf in the third quarter of 2003 and 2002, respectively. This decrease was due to natural declines in production which could not be offset as the Company did not have the funds to continue drilling new wells, due to it’s dispute with it’s primary lender, Bank One. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes.

The Company realized a net loss attributable to common shareholders of $642,441 (($.05) per share of common stock) during the third quarter of 2003 compared to a net loss in the third quarter of 2002 to common shareholders of $856,074 (($.08) per share of common stock).

Production costs and taxes in the third quarter of 2003 of $944,019 increased from $815,293 in the third quarter of 2002. The increase in production cost in 2003 was also due to the fact that part of the Company’s field personnel cost was capitalized as the Company was drilling new wells in 2002, as compared to 2003 when all employees were working to maintain production. Field salaries in Swan Creek were $57,345 in the third quarter of 2003. The remaining increase relates to a higher property tax on the Company’s completed pipeline.

Depreciation, Depletion, and Amortization expense for the third quarter of 2003 was $628,195 compared to $756,486 in the third quarter of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the third quarter of 2003 was $357,642 as compared to $519,138 in the third quarter of 2002. The Company also amortized $51,211 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $43,180 in 2002.

During the third quarter the Company reduced its general and administrative costs significantly from 2002 by the amount of $100,035. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company’s New York office and a reduction in personnel from 2002 levels. The Company’s public relations costs were reduced by $14,855 from 2002, as the Company continues cost cutting measures.

Professional fees, in the third quarter of 2003 have remained at a high level, primarily due to cost incurred for legal and accounting services as a result of the Bank One lawsuit and the class action against the Company.

Liquidity and Capital Resources

On November 8, 2001, the Company signed a credit facility agreement (the “Credit Agreement”) with the Energy Finance Division of Bank One, in Houston Texas. The Company instituted litigation in May 2002 based on certain actions taken by Bank One under the agreement.

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

Even if the Company concludes a settlement with Bank One, the Company does not anticipate that it will be able to borrow any additional sums from Bank One. To fund additional drilling and to provide additional working capital, the Company would be required to pursue other options. Such options include debt financing, sale of equity interests in the Company, a joint venture arrangement, and/or the sale of oil and gas interest. The inability of the Company to obtain the necessary cash funding on a timely basis will have an unfavorable effect on the Company’s financial condition and will require the Company to materially reduce the scope of its operating activities.

The harmful effects upon operations of the Company caused by the actions of Bank One and the ongoing litigation with Bank One have been dramatic. First, the action of Bank One had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One have been used to refinance the Company’s indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank was proper, which the Company has vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One’s unwarranted actions no additional funds under the credit facility agreement have been available for additional drilling that the Company had anticipated performing in the Swan Creek Field in 2002 and 2003, which were critical to the development of that Field. In order for overall field production to remain steady or grow in a field such as the Swan Creek Field, new wells must be brought online. Since 2002 only two gas wells have been added by the Company due to the destabilized lending arrangements caused by the actions of Bank One and ongoing litigation.

Second, the existence of the dispute with Bank One, compounded by the fact that an effect of Bank One’s action was to cause the Company’s auditors to indicate that their was an uncertainty over the Company’s ability to continue as a going concern, has significantly discouraged other institution lenders from considering a variety of additional or replacement financing options for drilling and other purposes that may have ordinarily been available to the Company. Third, the dispute has caused Bank One to fail grant permission under the existing loan agreements with the Company to permit the Company to formulate drilling programs involving potential third party investors that may have permitted additional drilling to occur. Finally, the dispute has caused the Company to incur significant legal fees to protect the Company’s rights.

Although no assurances can be made, the Company believes that it will either be able to resolve the Bank One dispute or obtain additional or replacement financing to allow drilling to increase, and once new wells are drilled, production from the Swan Creek Field will increase. However no assurances can be made that such financing will be obtained or that overall produced volumes will increase.

Similarly, when funding for additional drilling becomes available, the Company plans to drill wells in five new locations it has identified in Ellis and Rush Counties, Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it has not been able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. As with Tennessee, the Company is hopeful that once the Bank One matter is resolved it will be able to resume drilling and well work-overs in Kansas to maximize production from the Kansas Properties.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: determinations of impairment of long-lived assets. Please refer to “Management’s Discussion and Analysis of Financial Condition Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for a more complete description of the Company’s critical accounting policies.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate Risk

At December 31, 2002, the Company had debt outstanding of approximately $9.9 million. The interest rate on the revolving credit facility of $7.5 million is variable based on the financial institution’s prime rate plus 0.25%. The remaining debt of $2.4 million has fixed interest rates ranging from 6% to 11.95%. As a result, the Company’s annual interest cost in 2002 fluctuated based on short term interest rates on approximately 78% of its total debt outstanding at December 31,2002. The impact on interest expense and the Company’s cash flows of a 10% increase in the financial institution’s prime rate (approximately 0.5 basis points) would be approximately $32,000; assuming borrowed amounts under the credit facility remain at $7.5 million. The Company did not have any open derivative contracts relating to interest rates at September 30, 2003.

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

      ITEM 4     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such is defined in Rules 13 a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the period covered by this quarterly report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, The Company's internal controls over financial reporting.

      PART II     OTHER INFORMATION

      ITEM 1     LEGAL PROCEEDINGS

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company that would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or had a material interest adverse to the Company in any proceeding.

    1.        Tengasco Pipeline Corporation v. James E. Larkin and Kathleen A. O’Connor, No. 4929J, Circuit Court for Hawkins County, Tennessee. This was a condemnation proceeding brought by Tengasco Pipeline Corporation to acquire a right of way for a 3000-foot long portion of Phase I of the Company’s pipeline in Hawkins County, TN. The right of way was appraised at $4,000. The landowners contested the appraised value of the property and claimed incidental damages to fishponds there, despite a lack of evidence of any fish farm business actually having been operated on the property or of any losses to such a business. By counterclaim, the landowners sought $867,585 in compensatory damages and $2.6 million in punitive damages under various legal theories. The Court ordered the parties to conduct a second mediation session, which session occurred on June 2, 2003. At the mediation, settlement was reached whereby the Company agreed to pay the sum of $20,000 to plaintiffs and plaintiff’s counsel, and issue to them in the aggregate 10,000 shares of restricted shares of the Company’s common stock and warrants to purchase 20,000 shares of the Company’s common stock for three years at 52 cents per share, the closing price on the settlement date. Plaintiffs have executed a right of way agreement, all settlement payments including the issuance of stock and warrants have been made, and the litigation was dismissed by agreed order dated July 17, 2003.

      ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 6, 2003 Dolphin Offshore Partners, LP (“Dolphin”) which owns more than 10% of the Company’s outstanding common stock and whose general partner is Peter E. Salas, a Director of the Company, loaned the Company the sum of $150,000 for which the Company used for working capital. This loan is evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on January 4, 2004, which are secured by an undivided 6 % interest in the Company’s Tennessee pipelines.

During the quarter ending September 30, 2003, a Director, Charles M. Stivers and an employee of the Company, Robert M. Carter, exercised options granted to them pursuant to the Tengasco, Inc. Stock Incentive Plan and purchased 24,000 and 12,000 the number of shares of the Company’s common stock, respectively at the exercise price of $0.50 per share, which was the market price of the stock on the date the options were granted

On October 17, 2003, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 with respect to a proposed rights offering to existing shareholders as of the record date, which has not been determined. The rights offering will provide that the holders of the Company’s approximately 12 million outstanding shares of common stock may purchase two shares of common stock for each share held. The offer includes an over-subscription privilege whereby participating shareholders may purchase shares that were offered but not purchased by other shareholders.

The right offering is being made in order to reduce debt and increase shareholder equity. The proceeds from the offering will be used to reduce the Company’s non-bank indebtedness, to reduce the Company’s indebtedness to its bank lender, and/or for working capital purposes. The subscription price, record date, offering period, issuance date and other details of the proposed offering have not yet been determined, although the Company anticipates that the offering will commence within 60-90 days from the date of filing of the registration statement. When the Securities and Exchange Commission declares the registration statement effective, the prospectus and related documents will be mailed to shareholders of record and will also be made available, as applicable, for distribution to beneficial owners of the Company’s common stock. None of the Company, its board of directors or any committee of its board of directors is making any recommendation to shareholders as to whether to exercise their subscription rights.

      ITEM 3    DEFAULTS UPON SENIOR SECURITIES

      NONE

      ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

Exhibits

Exhibit 31: Certifications of Richard T. Williams, Chief Executive Officer, and Mark A. Ruth, Chief Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit 32: Certifications of Richard T. Williams, Chief Executive Officer, and Mark A. Ruth, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

      Dated: November 13, 2003
       TENGASCO, INC.

By : s/ Richard T. Williams Richard T. Williams Chief Executive Officer

By : s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

      Exhibit 31

CERTIFICATION

        I, Richard T. Williams, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1.	I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc. and Subsidiaries.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, m and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15e and 15d-15e) for the Registrant t and we have:

    (a)        designed under our supervision to ensure that material information relation to the Registrant, including its designed such disclosure controls and procedures or caused such disclosure controls and procedures to be consolidated subsidiaries, is made know to us by others with those entities, particularly during the period in which this quarterly report is being prepared:

    (b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; :and

    (c)        disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting to the Registrant’s auditors and the audit committee of the Registrant’s board of directors) or persons performing the equivalent functions);

    (a)        all significant deficiencies and material weaknesses the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material that involves the management or other employe4s who have a significant role in the Registrant’s internal control over financial reporting.

      Dated: November 13, 2003

By : s/ Richard T. Williams Richard T. Williams Chief Executive Officer

      Exhibit 31

CERTIFICATION

        I, Mark A. Ruth, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1.	I have reviewed this quarterly report on Form 10-Q of Tengasco, Inc. and Subsidiaries.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, m and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15e and 15d-15e) for the Registrant t and we have:

    (a)        designed under our supervision to ensure that material information relation to the Registrant, including its designed such disclosure controls and procedures or caused such disclosure controls and procedures to be consolidated subsidiaries, is made know to us by others with those entities, particularly during the period in which this quarterly report is being prepared:

    (b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; :and

    (c)        disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting to the Registrant’s auditors and the audit committee of the Registrant’s board of directors) or persons performing the equivalent functions);

    (a)        all significant deficiencies and material weaknesses the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material that involves the management or other employe4s who have a significant role in the Registrant’s internal control over financial reporting.

      Dated: November 13, 2003

By : s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

      Exhibit 32

CERTIFICATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

(J)     I have reviewed the Quarterly Report on Form 10-Q (i);

(B)	To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this report.

      Dated: November 13, 2003

By : s/ Richard T. Williams Richard T. Williams Chief Executive Officer

      Exhibit 32

CERTIFICATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

(C)	I have reviewed the Quarterly Report on Form 10-Q (i);

(B)	To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (U.S.C. 78m(a) or 78o(d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its Subsidiaries during the period covered by this report.

      Dated: November 13, 2003

By : s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer