Form 10-Q
period 2004-03-31
TENGASCO INC
filed 2004-05-20
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries

(Exact name of small business issuer as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

603 Main Avenue, Suite 500, Knoxville, TN 37902

(Address of principal executive offices)

(865-523-1124)
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,506,977 common shares at March 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

TENGASCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004 (Unaudited)	December 31, 2003
Current Assets:
Cash and cash equivalents	$3,015,863	$312,666
Investments	60,000	60,000
Accounts receivable, net	607,126	508,378
Participants receivable	63,304	68,402
Inventory	280,693	280,693
Current portion of loan fees, net	107,956	151,136
Other current assets	--	223,003
Total current assets	4,134,942	1,604,278
Oil and gas properties, net (on the basis of
full cost accounting)	12,662,100	12,989,443
Pipeline facilities, net	15,005,789	15,139,789
Other property and equipment, net	808,396	870,730
Other	86,322	--
	$ 32,697,549	$ 30,604,240

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004 (Unaudited)	December 31, 2003
Current Liabilities
Current maturities of long-term debt	$4,553,264	$6,127,290
Accounts payable-trade	370,310	1,075,948
Accrued interest payable	489,081	835,059
Notes payable to related parties	--	3.709,000
Other accrued liabilities	597,664	18,560
Current shares subject to mandatory redemption	692,739	549,344
Total current liabilities	6,703,058	12,315,201
Shares subject to mandatory redemption	5,367,121	5,510,516
Asset retirement obligations	669,928	668,556
Long-term debt less current maturities	205,950	221,635
Total liabilities	12,946,057	18,715,908
Stockholders' Equity
Common stock, $.001 per value, 50,000,000 shares authorized
	48,507	12,080
Additional paid-in-capital	51,673,801	42,721,290
Accumulated deficit	(31,880,816)	(30,755,038)
Accumulated other comprehensive loss	(90,000)	(90,000)
Total stockholders' equity	19,751,492	11,888,332
	$ 32,697,549	$ 30,604,240

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SIBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the Three Months Ended March 31,2004 (Unaudited)	For the Three Months Ended March 31, 2003 (Unaudited)
	2004	2003
Revenues and other income
Oil and gas revenues	$1,332,350	$1,923,915
Pipeline transportation revenues	23,241	47,504
Interest income	751	184
Total revenues and other income	1,356,342	1,971,603
Cost and other deductions
Production costs and taxes	871,581	769,909
Depletion, depreciation and amortization	608,164	630,942
Interest expense	413,858	153,356
General and administrative cost	288,360	511,337
Public Relations	2,282	4,779
Professional fees	297,875	209,426
Total cost and other deductions	2,482,120	2,279,749
Net loss before cumulative effect of change in
accounting principle	(1,125,778)	(308,146)
Cumulative Effect of a change in accounting
principle	--	(351,204)
Net loss	(1,125,778)	(659,350)
Dividends on preferred stock	--	(134,195)
Net loss attributable to common stockholders
	$(1,125,778)	$(793,545)
Net loss attributable to common stockholders
per share basic and diluted:
Operations	$(0.06)	$(0.03)
Cumulative effect of a change in accounting
principle	--	$(0.03)
Total	$(0.06)	$(0.07)
Weighted average shares outstanding	17,723,812	11,764,321

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total
Balance December 31, 2003	12,064,977	$12,080	$42,721,290	$(30,755,038)	$ (90,000)	$11,888,332
Net Loss	--	--	--	(1,125,778)	--	(1,125,778)

Common Stock Issued for exercised
options	142,000	142	70,858	--	--	71,000
Common Stock Issued in
Rights Offering	36,300,000	36,285	8,881,653	--	--	8,917,938

	48,506,977	$48,507	$51,673,801	$(31,880,816)	$ (90,000)	$19,751,492

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2004 (Unaudited)	For the Three Months Ended March 31, 2003 (Unaudited)
Operating Activities
Net Loss	$(1,125,778)	$(308,146)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	608,164	630,942
Charitable donation, services paid in stock, stock options	--	75,714
Gain on Sale of Equipment	(7,500)	--
Changes in assets and liabilities
Accounts receivable	(98,748)	(411,719)
Participants receivable	5,098	(1,245)
Other Current Assets	223,003	--
Other Assets	(86,322)	--
Accounts payable	(705,638)	(61,231)
Accrued interest payable	(345,978)	(14,824)
Other accrued liabilities	579,104	(31,805)
Other	--	9,602

Net cash used in operating activities	(954,595)	(112,712)

Investing activities
Net additions to oil and gas properties	(32,435)	26,800
Net additions to pipeline facilities	--	(37,362)
Net cash used in investing activities	(32,435)	(10,562)

Financing activities
Proceeds from exercise options	71,000	--
Repayments of borrowings	(5,526,711)	(634,236)
Proceeds from borrowings	228,000	500,000
Net proceeds from issuance of common stock	--	250,000
Net proceeds from rights offering	8,917,938	--

Net cash provided by financing activities	3,690,227	115,764
Net change in cash and cash equivalents	2,703,197	(7,510)
Cash and cash equivalents, beginning of period	312,666	184,130

Cash and cash equivalents, end of period	$ 3,015,863	$ 176,620

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. And Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

      (1)            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gloss carry-forwards have been fully reserved. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K.

      (2)            Earnings Per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic and diluted loss per share are based on 17,723,812 and 11,764,321 weighted average shares outstanding for the quarter ended March 31, 2004 and December 31, 2003, respectively.

For the three-month periods ending March 31, 2004 and 2003, the Company had no vested, unexercised, in the money options. As the Company was in a net loss position, any potential common share equivalents would have been anti-dilutive.

The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. “Accounting for Stock-Based Compensation”, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company’s March 31, 2004 consolidated results of operations, financial position, or cash flows.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and net loss per share would have differed from the amounts reported as follows:

	Year Ended December 31, 2003	Three Months March 31, 2003	Three Months March 31, 2004
Net loss as reported	$(2,815,119)	$(793,545)	$(1,125,778)
Stock-based employee compensation
expense determined under fair value basis	$(22,650)	$(47,209)	$(0)
Pro forma net loss	$(2,837,769)	$(840,754)	$(1,125,778)
Earning per share:
Basic and diluted as reported	$(0.24)	$(0.07)	$(0.06)
Basic and diluted pro forma	$(0.24)	$(0.07)	$(0.06)

      (3)            Liquidity

The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $31,860,816 and a working capital deficit of $2,448,957 as of March 31, 2004. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute as discussed in Note 10. The Company believes that now that its dispute has been resolved and that it has obtained additional funds through its Rights Offering discussed in Note 9, it will be able to obtain long-term financing to allow the Company to continue drilling and to locate and develop other properties. If such funding for additional drilling becomes available, the Company plans to drill new wells in locations it has identified in Kansas on its existing leases in response to drilling activity in the area, which it believes will establish new areas of oil production. However, no assurances can be made that such financing will be obtained. The inability of the Company to obtain additional long-term financing could impair the Company’s ability to meet its other obligations as they become due.

      (4)            New Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, “Whether Mineral Rights are Tangible or Intangible Asset,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically the Company has included the cost of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect Tengasco’s consolidated condensed financial statements.

During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company owns no interests in variable interest entities, and therefore this new interpretation has not affected the Company’s consolidated financial statements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Restatement is not permitted. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement of the Company’s assets to restricted fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption. Accordingly, for the year ended December 31, 2003, the Company recognized cumulative gain from a change in accounting principle of approximately $1,247,000. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. Accretion totaling $354,735 has been recognized as interest expense for the period from July 1, 2003 through December 31, 2003. In the first quarter of 2004, $134,194.50 was recognized as interest expense.

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

On November 9, 2001, funds from this credit line were used to (1) refinance existing indebtedness on the Company’s Kansas properties, (2) to repay the internal financing provided by directors and shareholders on the Company’s completed 65-mile Tennessee intrastate pipeline system, (3) to repay a note payable to Spoonbill, Inc., (4) to repay a purchase money note due to M.E. Ratliff, who at the time was the Company’s Chief Executive Officer and Chairman of the Board of Directors, for purchase by the Company of a drilling rig and related equipment, (5) to repay in full the remaining principal of the working capital loan due December 31, 2001 to Edward W.T. Gray III, who at that time was a director of the Company. All of these obligations incurred interest at a rate substantially greater than the rate being charged by Bank One under the credit facility.

On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One form exercising any rights under the Credit Agreement. The Company has been paying $200,000 per month toward the outstanding balance of the credit facility. As of May1, 2004, the outstanding balance due to Bank One under the Credit Agreement was $ 4,101,796.66. On May 13, 2004 the Company entered into an agreement, settling its lawsuit with Bank One. See Note 10, Bank One Litigation Settlement.

      (6)            Notes Payable

From December 2002 through December 9, 2003, Dolphin Offshore Partners, L.P. (“Dolphin”) acquired a total of an 85% undivided interest in the Company’s Tennessee and Kansas pipelines as collateral for a series of seven loans. In the first five of these transactions totaling $1,650,000, Peter E. Salas, a Director of the Company and the general partner and controlling person of Dolphin, negotiated the terms of the loans directly with management, which terms were approved by management in view of the Company’s immediate needs, financial condition and prospective alternatives and under circumstances in which Dolphin was not generally engaged in the business of lending money. These loans were made on terms that management believes were at least as favorable to the Company as it could have obtained through arms-length negotiations with unaffiliated third parties. The Company’s Board approved the sixth and seventh loans on December 3 and 9, 2003, in the amounts of $225,000 and $250,000, respectively, with no participation by Mr. Salas in the meeting or the vote, which was unanimous by the seven other Directors present at the meeting. In addition, the Company has entered into a continuing security agreement, which was approved by the Board with no participation by Mr. Salas in the meeting or vote, which was unanimous by the seven other Directors present at the meeting, providing the terms of Dolphin’s security interest collateralizing all of its loans.

On December 24, 2003, Dolphin loaned the Company the sum of $1,000,000 which was used for working capital and to pay all interest and principal in full of the 1998 convertible loan to the Company refereed to as the Lutheran note then being held by several persons. This loan is evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on April 4, 2004. The obligations under the loan are secured by an undivided interest in the Company’s Tennessee and Kansas pipelines and the security agreement referred to above.

On February 2, 2004, Dolphin loaned the Company the sum of $225,000 which was used for making payment of principal and interest to Bank One for February, 2004. This loan is evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on April 4, 2004. The obligations under the loan are secured by an undivided interest in the Company’s Tennessee and Kansas pipelines and the security agreement referred to above. All notes payable to Dolphin and secured by an interest in the pipelines were repaid on March 30, 2004 from the proceed received by the Company from its Rights Offering.

      (7)            Litigation Settlements

On April 2, 2003 and by agreed order filed May 5, 2003, all claims were settled and the lawsuit was dismissed in C.H. Fenstermaker & Associates, Inc. v. Tengasco, Inc.: No. 3:01-CV-283, in the United States District Court for the Eastern District of Tennessee, at Knoxville. The settlement provides that the amount claimed to be owed by the Company to Caddum was reduced to $297,000 which is to be paid by note due May 1, 2004, with interest only payable monthly at an annual interest rate of 4.75 percent. This note was repaid on March 31, 2004, from the proceeds received by the Company from its Rights Offering.

On May 10, 2004 the Court entered its final order approving the fairness of the settlement to the class, dismissing the action pursuant to a Settlement Stipulation, and fully releasing the claims of the class members in Paul Miller v. M. E. Ratliff and Tengasco, Inc., Number 3:02-CV-644 in the United States District Court for the Eastern District of Tennessee, Knoxville, Tennessee. This action sought certification of a class action to recover on behalf of a class of all persons who purchased shares of the Company’s common stock between August 1, 2001 and April 23, 2002, unspecified damages allegedly caused by violations of the federal securities laws. In January, 2004 all parties reached a settlement subject to court approval. On April 29, 2004, a final hearing for approval of the settlement was held. The Court entered its order approving the settlement on May 10, 2004. Class members may file their claims against the settlement fund through July 15, 2004. The fund will be disbursed in accordance with the claims filed. Under the settlement, the Company paid into a settlement fund the amount of $37,500 to include all costs of administration, contributed 150,000 shares of stock of Miller Petroleum, Inc. owned by the Company and will issue 300,000 warrants to purchase a share of the Company’s common stock for a period of three years from date of issue at $1 per share subject to adjustments. All expenses including attorney’s fees are to be paid out of these settlement funds.

      (8)            Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2003, the Company implemented the requirements of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets. Over the passage of time, accretion of the liability is recognized as an operation expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

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

      (9)            Rights Offering

On October 17, 2003, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On February 13, 2004, the SEC deemed the Registration Statement on Form S-1 effective.

The Rights Offering was a distribution to the holders of the Company’s common stock outstanding at the record date, February 27, 2004, at no charge, of nontransferable subscription rights at the rate of one right to purchase three shares of the Company’s common stock for each share of common stock owned at the subscription price of $0.75 in the aggregate, or $0.25 per each share purchased.

Each subscription right, in addition to the right to purchase three shares of common stock, carried with it an over-subscription privilege. The over-subscription privilege provided stockholders that exercise all of their basic subscription privileges with the opportunity to purchase those shares that were not purchased by other stockholders through the exercise of their basic subscription privileges, at the same subscription price per share. In no event could any subscriber purchase shares of the Company’s common stock in the offering that, when aggregated with all of the shares of the Company’s common stock otherwise owned by the subscriber and his, her or its affiliates, would immediately following the closing represent more than 50% of the Company’s issued and outstanding shares.

As provided in the Rights Offering, 7,029,604 rights were exercised pursuant to the basic subscription privilege, resulting in the purchase of 21,088,812 shares at $0.25 per share for gross proceeds to the Company of $5,272,203 resulting from the basic subscription privilege. A total of 15,211,118 rights were exercised pursuant to the oversubscription privilege, resulting in additional gross proceeds to the Company of $3,802,797. Of the shares purchased pursuant to the Rights Offering 14,966,344 shares were purchased by Directors, Officers and owners of 10% of the Company’s outstanding common stock.

At the time the Rights Offering closed on March 18, 2004 all 36.3 million shares offered had been subscribed and, as a result, the Company raised approximately $9.1 million. The total number of shares subscribed actually exceeded the 36.3 million shares available for issuance under the offering. Consequently, all shares subscribed for under the basic privilege were issued and the number of shares issued under the over-subscription privilege was proportionately reduced to equal the number of remaining shares. The allocation and issuance of the oversubscribed shares was made by Mellon Investor Services, the Company’s subscription agent who also returned payments for those over-subscribed shares that were not available.

The net proceeds of the Rights Offering have been used to pay non-bank indebtedness in the aggregate amount of approximately $6 million (including up to $3,850,000 in principal amount plus accrued interest owed by the Company to Dolphin) and to pay $1,157,00 as a portion of the Company’s settlement with Bank One. The balance of the net proceeds will be used for working capital purposes, including the drilling of additional wells.At December 31, 2003, the Company incurred costs in connection with the Rights Offering of $223,003, which are reflected in the consolidated balance sheet in other current assets. This asset was offset against gross proceeds in March 2004, when such proceeds were received by the Company.

      (10)            Bank One Litigation Settlement

As of May 1, 2004, the principal amount owed by the Company under the credit facility with Bank One signed on November 8, 2001 was $4,101,601.61. On Thursday, May 13, 2003, the Company and the Bank One executed a written agreement resolving all claims against each other. Pursuant to that agreement, the Company agreed to pay the sum of $3,657,000 to the Bank by May 18, 2004, in full satisfaction of its obligations to the Bank and to immediately release all claims against the Bank and to dismiss the litigation. In turn, Bank One agreed to immediately release all its claims against the Company, dismiss the litigation and to execute releases of its liens on all of the Company’s properties securing the credit facility upon receipt of the agreed payment. Bank One retained a right to seek specific performance of the May 13, 2004 agreement if payment were not made by May 18, 2004 and to recover attorney’s fees if such relief were sought. The Company and the Bank each agreed to bear all of its own costs, expenses, and attorneys’ fees incurred to date.

On May 18, 2004, the Company paid Bank One, the agreed upon settlement in the amount of $3,657,000. The funds were obtained from proceeds of a bridge loan from Dolphin Offshore Partners, LP (“Dolphin”) (the managing partner of Dolphin is Peter E. Salas, a member of the Board of Directors), in the principal amount of $2,500,000 bearing interest at 12% per annum and payable interest only monthly beginning June 18, 2004 with the principal amount due May 20, 2005. The loan is secured by a first lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The balance of the settlement amount of $1,157,000 was paid from funds available to the Company from the proceeds of the rights offering. Upon receipt this payment, an agreed order signed by the Company and the Bank dismissing all claims in litigation was filed with the court on May 20, 2004 and entry by the court is anticipated immediately. No hearing or approval of the settlement by tbe court is required.

      ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations and Financial Condition

                      Kansas

During the first three months of 2004, the Company produced and sold 29,635 barrels of oil and 67,582 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. The first three months production of 29,635 barrels of oil compares to 32,807 barrels produced in the first three months of 2003. The first three months production of 67,582 Mcf of gas compares to 64,438 Mcf produced in the first three months of 2003. In summary, the first three months production reflected expected continued production levels from the Kansas Properties, which have been in production for many years. The decrease in oil production reflects a normal decline curve for the Kansas properties. This decline has not been offset by additional drilling and well work-overs due to the Bank One litigation. The revenues from the Kansas properties were $999,707 in the first three months of 2004 compared to $1,165,422 in 2003.

                      Tennessee

During the first three months of 2004, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company (“Eastman”).

Natural gas production from the Swan Creek field for the first three months of 2004 was an average of 617 Mcf per day during that period as compared to 1,241 Mcf per day in the first three months of 2003. The first three months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

                    Comparison of the Quarters Ending March 31, 2004 and 2003

The Company recognized $1,332,350 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first three months of 2004 compared to $1,923,915 in the first three months of 2003. The decrease in revenues was due to a decrease in production from Kansas and Swan Creek oil sales and from gas sales in Swan Creek. Kansas gas sales also declined by approximately $130,297 due to an unusually high price received in March of 2003 of $8.64 per Mcf, as compared to $4.11 in 2004. The decrease in pipeline transportation revenues is directly related to the decrease in gas volumes in Swan Creek.

The Company realized a net loss attributable to common shareholders of $1,125,778 ($0.06) per share of common stock), during the first three months of 2004 compared to a net loss in the first three months of 2003 to common shareholders of $793,545 ($0.07) per share of common stock).

Production costs and taxes in the first three months of 2004 of $871,581 increased from $769,909 in the first three months of 2003. The difference of $101,672 was due to a reclassification of insurance cost related to field activities of $98,369 from general and administrative costs. An additional $20,633 was paid in property taxes in Kansas.

Depreciation, depletion, and amortization expense for the first three months of 2004 was $608,164 compared to $630,942 in the first three months of 2003.

During the first three months the Company reduced it general and administrative costs by $222,977 from 2003.This was due to the insurance reclassifications. Management has also made an effort to control costs in every aspect of its operations, including a reduction in personnel from 2003 levels.

Professional fees, in the first three months of 2004 have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One lawsuit.

Interest expense for the first quarter of 2004 increased from the first quarter of 2003 to $413,858 from $153,356. The increase was due to the issuance of notes to Dolphin during the first quarter of 2004. These notes were paid on March 20, 2004. Dividends on the Company’s Preferred Stock in the amount of $134,194 were recognized as interest expense in the first quarter of 2004 due to the Company’s adoption of SFAS 150, discussed in Note 4 of the Company’s Condensed Notes to Consolidated Financial Statements.

                    Liquidity and Capital Resources

On November 8, 2001, the Company signed a credit facility agreement (the “Credit Agreement”) with the Energy Finance Division of Bank One, N.A. in Houston Texas (“Bank One”). The Company instituted litigation in May 2002 based on certain actions taken by Bank One under the agreement.

The harmful effects upon operations of the Company caused by the actions of Bank One and the litigation with Bank One were dramatic. First, the action of Bank One had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One were to refinance the Company’s indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank had been proper, which the Company vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One’s unwarranted actions no additional funds under the credit facility agreement were available for additional drilling that the Company had anticipated performing in 2002 and 2003.

Second, the existence of the dispute with Bank One, compounded by the fact that an effect of Bank One’s action was to cause the Company’s auditors to indicate that there was an uncertainty over the Company’s ability to continue as a going concern, significantly discouraged other institutional lenders from considering a variety of additional or replacement financing options for drilling and other purposes that may have ordinarily been available to the Company. Third, the dispute caused Bank One to fail to grant permission under the existing loan agreements with the Company to permit the Company to formulate drilling programs involving potential third party investors that may have permitted additional drilling to occur. Finally, this dispute has caused the Company to incur significant legal fees to protect the Company’s rights.

On May 13, 2004, the Company resolved its dispute with Bank One. See, Part II, Item 1, Legal Proceedings. The Company believes that now that its dispute has been resolved it will be able to obtain long term financing to allow the Company to continue drilling and to locate and develop other properties. However, no assurances can be made that such financing will be obtained.

When funding for additional drilling becomes available, the Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. The Company is hopeful now that the Bank One matter has been resolved that it will soon be able to obtain financing necessary to resume drilling and well work-overs in Kansas to maximize production from the Kansas Properties.

                    ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                    Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $23.44 per barrel to a high of $33.60 per barrel during 2003. Gas price realizations ranged from a monthly low of $3.69 per Mcf to a monthly high of $9.11 per Mcf during the same period. The Company did not enter into any hedging agreements in 2003 or the first quarter of 2004, to limit exposure to oil and gas price fluctuations.

                    Interest Rate Risk

At December 31, 2003, the Company had debt outstanding of approximately $16.1 million including, as of that date, $5.1 million owed on its revolving credit facility with Bank One. The interest rate on the Bank One revolving credit facility is variable based on the financial institution’s prime rate plus 0.25%. The Company’s remaining debt of $11 million has fixed interest rates ranging from 6% to 12%. As a result, the Company’s annual interest costs in 2003 fluctuated based on short-term interest rates on approximately 32% of its total debt outstanding at December 31, 2003. The impact on interest expense and the Company’s cash flows of a 10 percent increase in Bank One’s prime rate (approximately 0.5 basis points) would be approximately $22,000, assuming borrowed amounts under the Bank One credit facility remained at the same amount owed as of December 31, 2003. The Company did not have any open derivative contracts relating to interest rates at December 31, 2003.

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

There are numerous uncertainties inherent in estimating quantities of oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory or developmental wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can also affect these risks. Additionally, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company’s financial position, results of operations and cash flows.

                ITEM 4 CONTROLS AND PROCEDURES

                    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

As part of a continuing effort to improve the Company's business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

                    Changes in Internal Controls

During the period covered by this quarterly report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 5, 2002, the Company received a notice from Bank One stating that it had re-determined and reduced the then-existing borrowing base under the Credit Agreement by $6,000,000 to $3,101,777. Bank One demanded that the Company pay the $6,000,000 within thirty days. On May 2, 2002, the Company filed suit in federal court to restrain Bank One from taking any steps pursuant to its Credit Agreement to enforce its demand that the Company reduce its loan obligation or else be deemed in default and for damages resulting from the wrongful demand. The Company sought a jury trial and actual damages sustained by it as a result of the wrongful demand, in the amount of $51,000,000 plus punitive damages in the amount of $100 million.

On July 1, 2002, Bank One filed its answer and counterclaim, alleging that its actions were proper under the terms of the Credit Agreement, and in the counterclaim, seeking to recover all amounts it alleges to be owed under the Credit Agreement, including principal, accrued interest, expenses and attorney’s fees in the approximate amount of $9 million. The Company continued to pay the sum of $200,000 per month of principal due under the original terms of the Credit Agreement, plus interest.

As of May 1, 2004, the principal amount owed by the Company under the credit facility, with Bank One was $4,101,601.61. On Thursday, May 13, 2003, the Company and Bank One executed a written agreement resolving all claims against each other. Pursuant to that agreement, the Company agreed to pay the sum of $3,657,000 to Bank One by May 18, 2004, in full satisfaction of its obligations to Bank One and each of the parties agreed to the dismissal of the lawsuit and to release their claims against each other. Bank One agreed to execute releases of its liens on all of the Company’s properties securing the credit facility upon receipt of the agreed payment. The Company and the Bank agreed to bear all of their own costs, expenses, and attorneys’ fees incurred to date. The settlement payment was made by the Company on May 18, 2004. See Part II, Item 5, Other Information.

2. Paul Miller v. M. E. Ratliff and Tengasco, Inc., Docket Number 3:02-CV-644 in the United States District Court for the Eastern District of Tennessee, Knoxville, Tennessee.

This action was commenced in November 2002 and sought certification of a class action to recover on behalf of a class of all persons who purchased shares of the Company’s common stock between August 1, 2001 and April 23, 2002, damages in an amount not specified which were allegedly caused by violations of the federal securities laws, specifically Rule 10b-5 issued under the Securities Exchange Act of 1934 as to the Company and Malcolm E. Ratliff, the Company’s former Chief Executive Officer and a Director, and Section 20(a) the Securities Exchange Act of 1934 as to Mr. Ratliff. The complaint alleges that documents and statements made to the investing public by the Company and Mr. Ratliff misrepresented material facts regarding the business and finances of the Company. As of January 30, 2004, a written stipulation of settlement documenting the settlement terms was signed by counsel for all parties. The stipulation of settlement was presented to the Court on February 27, 2004 for a determination of initial fairness and initiation of other procedures leading to a final hearing. At the hearing, the Court granted initial approval of the settlement as proposed and established periods for determination of the class and dates for a final settlement hearing approving disbursement of settlement funds to any class members. Under the settlement, the Company has paid into a settlement fund the amount of $37,500 to include all costs of administration, and has also contributed 150,000 shares of stock of Miller Petroleum, Inc. that is currently owned by the Company that had been accepted in payment of an obligation owed to the Company by Miller Petroleum. The Company also contributed to the settlement fund the Company’s agreement to issue 300,000 warrants to purchase a share of the Company’s common stock for a period of three years from date of issue at $1 per share. The number or price of the warrants is to be adjusted to account for the additional shares sold pursuant to the rights offering made by the Company or other stated events. All expenses including attorney’s fees as are awarded by the court on final hearing are to be paid out of the settlement funds. The parties stipulated the existence of a class for settlement purposes only. On April 29, 2004, a final hearing for approval of the settlement was held in federal court in Knoxville, Tennessee. On May 10, 2004 the Court entered its final order approving the fairness of the settlement to the class, dismissing the action pursuant to the Settlement Stipulation, and fully releasing the claims of the class members. Pursuant to the Settlement Stipulation and the Court’s final order, class members may file their claims against the settlement fund through July 15, 2004. The fund will be disbursed in accordance with the claims filed. No further court approval is required or contemplated, although the Court retains jurisdiction to enforce the settlement stipulation and the Court’s final order.

                ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter, certain Directors and Officers of the Company exercised options granted to them pursuant to the Tengasco, Inc. Stock Incentive Plan and purchased the following number of shares of the Company’s common stock at the exercise price of $0.50 per share, which was the market price of the stock on the date the options were granted: Richard T. Williams- 50,000 shares; Peter Salas- 24, 000 shares; Sheila Sloan- 8,000 shares; Steve Akos- 24,000 shares; and Robert Devereux- 24,000 shares.

On October 17, 2003, the Company filed a Registration Statement on Form S-1 with the SEC for a rights offering of the Company’s common stock (the "Rights Offering"). On December 29, 2003; February 11, 2004; and February 13, 2004, the Company filed amendments to the Registration Statement. On February 13, 2004, the SEC deemed effective the Registration Statement on Form S-1 as amended.

The Rights Offering was a distribution to the holders of the Company’s common stock outstanding at the record date, February 27, 2004, at no charge, of nontransferable subscription rights at the rate of one right to purchase three shares of the Company’s common stock for each share of common stock owned at the subscription price of $0.75 in the aggregate, or $0.25 per each share purchased.

The record date for the Rights Offering was set as of February 27, 2004. The offering expired at 5:00 p.m., New York City time, on March 18, 2004.

Each subscription right in addition to the right to purchase three shares of common stock carried with it an over-subscription privilege. The over-subscription privilege provided stockholders that exercise all of their basic subscription privileges with the opportunity to purchase those shares that were not purchased by other stockholders through the exercise of their basic subscription privileges at the same subscription price per share. In no event could any subscriber purchase shares of the Company’s common stock in the offering that, when aggregated with all of the shares of the Company’s common stock otherwise owned by the of the shares of the Company’s common stock otherwise owned by the subscriber and his, her or its affiliates, would immediately following the closing represent more than 50% of the Company’s issued and outstanding shares.

At the time the Rights Offering closed on March 18, 2004 all 36.3 million shares offered had been subscribed and, as a result the Company raised approximately $9.1 million. The total number of shares subscribed for actually exceeded the 36.3 million shares available for issuance under the offering. Consequently, all shares subscribed for under the basic privilege were issued and the number shares issued under the over subscription privilege was proportionately reduced to equal the number of remaining shares. The allocation and issuance of the oversubscribed shares was made by Mellon Investor Services, the Company’s subscription agent who also returned payments for those oversubscribed shares that were not available.

Pursuant to the Rights Offering, 7,029,604 rights were exercised pursuant to the basic subscription privilege, resulting in the purchase of 21,088,812 shares at $0.25 per share for gross proceeds to the Company of $5,272,203. A total of 15,211,188 shares were purchased pursuant to the oversubscription privilege, resulting in additional gross proceeds to the Company of $3,802,797.

The net proceeds of the Rights Offering have been used to pay non-bank indebtedness in the aggregate amount of approximately $6 million (including up to $3,850,000 in principal amount plus accrued interest owed by the Company to Dolphin Offshore Partners, L.P., the general partner of which is Peter E. Salas a director of the Company) and to pay $1,157,000 of the Company’s settlement with Bank One. The balance of the net proceeds will be used for working capital purposes, including the drilling of additional wells. At December 31, 2003, the Company incurred costs in connection with the Rights Offering of $223,003, which are reflected in the consolidated balance sheet as an asset. This asset will be offset against gross proceeds to pay Bank One, when received by the Company.

                ITEM 5 OTHER INFORMATION

On February 2, 2004, Dolphin loaned the Company the sum of $225,000 which was used for making payment of principal and interest to Bank One for February, 2004. This loan was evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on April 4, 2004. The obligations under the loan were secured by an undivided interest in the Company’s Tennessee and Kansas pipelines and the security agreement referred to above. All notes payable to Dolphin and secured by an interest in the pipelines were repaid on March 30, 2004 from the proceed received by the Company from its Rights Offering.

The following persons that are the Company’s Directors, Officers or owners of more than ten percent of the Company’s outstanding common stock purchased the numbers of shares in the Rights Offering indicated as follows: Stephen W. Akos (Director) 48,868 shares; Jeffrey R. Bailey (Director, President) 66,287 shares; Robert L. Devereux (Director) 412,457 shares; Richard T. Williams (Director, Chief Executive Officer) 190,000 shares; Dolphin Offshore Partners, L.P. 14,248,732 shares.

On May 18, 2004, Dolphin loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan is secured by a first lien on the company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The proceeds of the loan were used to fund in part the settlement of the Bank One litigation. See, Part II, Item 1, Legal Proceedings.

On May 5, 2004, the Company completed the drilling to the Knox formation of the Hazel Sutton #3 well in the Swan Creek field in Hancock County, Tennessee. Well logs and pressure tests indicate that this portion of the Knox gas reservoir is already being drained by other wells, and completing the Hazel Sutton #3 as a Knox gas well would not add significantly to the total volume of gas that will ultimately be produced from the Knox reservoir. Instead, the well will be completed as a Trenton gas well. On May 18, 2004, the Stephen Lawson #8 was drilled to the Knox formation in the Swan Creek field in Hancock County, Tennessee. It is anticipated that this well will produce commercial quantities of gas from the Knox reservoir.

                ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

                        (a)        The following exhibits are filed with this report.

10.47 Promissory Note dated May 18, 2004 from Tengasco, Inc. and Tengasco Pipeline Corporation as Maker to Dolphin Offshore Partners, LP as Holder in the principal amount of $2,500,000 bearing interest at 12% per annum, payable interest only monthly beginning June 18, 2004 with principal due May 20, 2005, prepayable without penalty, and secured by the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline.

31.1 Certification of Chief Executive Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14a

31.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)     The Company did not file or furnish any current reports on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused thisreport to be signed on its behalf by the undersigned hereto duly authorized.

Dated: May 20, 2004

TENGASCO, INC.

By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer By: s/ Mark A. Ruth Mark A. Ruth Cheif Financial Officer

Exhibit 31.1

CERTIFICATION

I, Richard T. Williams, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2004.

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have: ;

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared:

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and;

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 20, 2004

By:s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Mark A. Ruth, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2004.

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared:

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and;

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting. Dated May 20, 2004

By:s/Mark A. Ruth Mark A. Ruth Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

        To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.

      Dated: May 20, 2004

By:s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

        To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.

      Dated: May 20, 2004

By:s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer