Form 10-Q
period 2004-06-30
TENGASCO INC
filed 2004-08-23
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

Commission File No. 0-20975

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

603 Main Avenue, Suite 500, Knoxville, TN 37902
(Address of principal executive offices)

(865-523-1124)
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,506,977 common shares at June 30, 2004.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS	PAGE
* Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.......................................	3
* Consolidated Statements of Loss for the three and six months ended June 30, 2004 and 2003.........................	5
* Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2004 and 2003...............	6
* Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003...............................	7
* Condensed Notes to Consolidated Financial Statements.........................................................................................	8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................................................................................................................................	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................	17
ITEM 4. CONTROLS AND PROCEDURES.....................................................................................................................	18
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.......................................................................................................................................	18
ITEM 5. OTHER INFORMATION....................................................................................................................................	20
ITEM 6. EXHIBITS AND REPORTS................................................................................................................................	21
* SIGNATURES..................................................................................................................................................................	22

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004 (Unaudited)	December 31, 2003
Current Assets:
Cash and cash equivalents	$305,362	$312,666
Investments	0	60,000
Accounts receivable net	589,487	508,378
Participants receivable	73,132	68,402
Inventory
	280,693	280,693
Current portion of loan fees, net	0	151,136
Other current assets	0	223,003

Total current assets	1,248,674	1,604,278
Oil and gas properties, net (on the
basis of full cost accounting)	12,972,935	12,989,443
Completed pipeline facilities, net	14,880,300	15,139,789
Other property and equipment, net	753,396	870,730

Other	115,247	0

	$29,970,552	$30,604,240

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004 (Unaudited)	December 31, 2003
Current Liabilities
Current maturities of long-term debt	$38,934	$6,127,290
Accounts payable-trade	317,350	1,075,948
Accrued interest payable	24,999	234,321
Notes payable to related parties	2,500,000	3,709,000
Other accrued liabilities	147,864	18,560
Current shares subject to mandatory redemption	2,768,666	1,261,876
Total current liabilities	5,797,813	12,426,995

Shares subject to mandatory redemption	4,649,619	6,035,183
Asset retirement obligations	683,619	668,556
Long-term debt less current maturities	155,736	221,635

Total liabilities
	11,286,787	19,352,369

Stockholders Equity
Common stock $.001 per value, 50,000,000 shares
authorized	48,507	12,080
Additional paid-in-capital	51,614,690	42,721,290
Accumulated deficit	(32,889,432)	(31,391,499)
Accumulated other comprehensive loss	(90,000)	(90,000)

Total stockholders equity	18,683,765	11,251,871

	$29,970,552	$30,604,240

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues and other income
Oil and gas revenues	$ 1,380,289	$ 1,436,848	$ 2,712,639	$ 3,360,763
Pipeline transportation revenues	24,676	45,219	47,917	92,723
Interest income	1,695	323	2,446	507

Total revenues and other income	1,406,660	1,482,390	2,763,002	3,453,993
Cost and other deductions
Production costs and taxes	667,851	857,970	1,539,432	1,627,879
Depletion, depreciation and amortization	564,984	628,196	1,173,148	1,259,138
Interest expense	274,854	140,742	779,239	294,098
General and administrative cost	282,266	299,158	570,626	810,495
Public Relations	1,750	23,398	4,032	28,177
Professional fees	233,403	211,518	531,278	420,944

Total cost and other deductions	2,025,108	2,160,982	4,597,755	4,440,731
Gain from extinguishment of debt	336,820	0	336,820	0

Net loss	(281,628)	(678,592)	(1,497,933)	(986,738)

Dividends on preferred stock	0	134,194	0	268,389

Net loss attributable to common shareholders before cumulative effect of a change in accounting principle	$ (281,628)	$ (812,786)	$(1,497,933)	$(1,255,127)

Cumulative effect of a change in accounting principle	0	0	0	(351,204)

	$ (281,628)	$ (812,786)	$ (1,497,933)	$(1,606,331)

Net loss attributable to common shareholders per share
basic and diluted:
Operations	$ (0.01)	$ (0.07)	$ (0.05)	$ (0.11)

Cumulative effect of a change in accounting principle	0	0	$ 0	$ (0.03)

Total	$ (0.01)	$ (0.07)	$ (0.05)	$ (0.14)

Weighted average shares outstanding	48,506,977	11,944,583	33,115,395	11,854,950

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total

Balance at December 31,
2003 Net Loss	12,064,977	$12,080	$42,721,290	$(31,391,499)	(90,000)	$11,251,871
	--	--	--	(1,497,933)	--	(1,497,933)
Common Stock Issued for
exercised options	142,000	142	70,858	--	--	71,000
Common Stock Issued in
Rights Offering	36,300,000	36,285	8,822,542	--	--	8,858,827

Balance at June 30, 2004	48,506,977	$48,507	$51,614,690	$(32,889,432)	$(90,000)	$18,683,765
(Unaudited)

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six Months Ended June 30, 2004	For the six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Operating Activities
Net Loss	$(1,497,933)	$(986,738)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depletion, depreciation and amortization	1,173,148	1,259,138
Accretion of Redeemable Liabilities	440,976	0
Charitable donation, services paid in stock, stock options	0	104,714
Gain on Sale of Equipment	(7,500)	0
Changes in assets and liabilities
Accounts receivable	(81,109)	(27,373)
Investments	60,000	0
Participants receivable	(4,730)	9,909
Other Current Assets	223,003	0
Other Assets	(115,247)	0
Accounts payable	(758,598)	(608,038)
Accrued interest payable	(209,322)	(51,530)
Other accrued liabilities	129,304	194,294
Other	0	8,580

Net cash provided by (used in) operating activities	(648,008)	6,016

Investing activities
Net additions to oil and gas properties	(720,397)	(13,474)
Net additions to pipeline facilities	(8,511)	(334,969)
Sale of other property and equipment	14,834	0

Net cash used in investing activities	(714,074)	(348,443)

Financing activities
Proceeds from exercise of options	71,000	0
Repayments of borrowings	(10,088,254)	(1,042,645)
Proceeds from borrowings	2,725,000	1,334,000
Proceeds from private placement of common stock	0	250,000
Loan fee amortization	107,955	0
Net proceeds from rights offering	8,858,827	0
Dividends paid on redeemable liabilities	(319,750)	0

Net cash provided by financing activities	1,354,778	541,355

Net change in cash and cash equivalents	(7,304)	198,928

Cash and cash equivalents, beginning of period	312,666	184,130

Cash and cash equivalents, end of period	$305,362	$383,058

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. And Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

         (1)                   Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gross carry-forwards have been fully reserved. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K.

         (2)                    Earnings Per Share

                In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic and diluted loss per share are based on 48,506,977 and 11,944,583 weighted average shares outstanding for the quarter ended June 30, 2004 and June 30, 2003, respectively, and 33,115,395 and 11,854,950 for the six months ended June 30, 2004 and June 30, 2003 respectively.

                For the six-month periods ended June, 2004 and 2003, the Company had no vested, unexercised, in the money options. As the Company was in a net loss position, any potential common share equivalents would have been anti-dilutive.

                The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. “Accounting for Stock-Based Compensation”, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company’s June 30, 2004 consolidated results of operations, financial position, or cash flows.

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

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and net loss per share would have differed from the amounts reported as follows:

	Year Ended	Six Months	Six Months
	Dec. 31, 2003	June 30, 2003	June 30, 2004
Net loss attributable	$(3,451,580)	$(1,606,331)	$(1,497,933)
to common shareholders
as reported
Stock-based employee	$(22,650)	$(47,209)	$0
compensation expense
determined under fair
value basis
Pro forma net loss	$(3,474,230)	$(1,653,540)	$(1,497,933)
attributable to common
shareholders
Earning per share:
Basic and diluted,	$(0.29)	$(0.14)	$(0.05)
as reported
Basic and diluted,	$(0.29)	$(0.14)	$(0.05)
pro forma

         (3)                    Liquidity

                  The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $32,889,432 and a working capital deficit of $4,549,139 as of June 30, 2004. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute as discussed in Note 10. The Company believes that now that its dispute has been resolved and that it has obtained additional funds through its Rights Offering discussed in Note 9, it will be able to obtain long-term financing to allow the Company to continue drilling and to locate and develop other properties. If such funding for additional drilling becomes available, the Company plans to drill new wells in locations it has identified in Kansas on its existing leases in response to drilling activity in the area, which it believes will establish new areas of oil production. However, no assurances can be made that such financing will be obtained or that any additional drilling will result in new producing reserves. The inability of the Company to obtain additional long-term financing could impair the Company’s ability to meet its other obligations as they become due.

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

                 During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company owns no interests in variable interest entities, and therefore this new interpretation has not affected the Company’s consolidated financial statements.

             In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Restatement is not permitted. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement of the Company’s assets to restricted fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption. Accordingly, for the year ended December 31, 2003, the Company reclassified the preferrred stock to shares subject to mandatory redemption (liability) at estimated fair value, and recognized a cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. In the first and second quarters of 2004, $224,722 and $216,254, respectively, were recognized as interest expense related to those shares subject to mandatory redemption.

          (5)                   Letter of Credit Agreement

                 On November 8, 2001, the Company signed a credit facility with the Energy Finance Division of Bank One, N.A. in Houston, Texas whereby Bank One extended to the Company a revolving line of credit of up to $35 million. The initial borrowing base under the facility was $10 million. The interest rate was the Bank One base rate plus one-quarter percent.

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

                 On April 5, 2002, the Company received a notice from Bank One stating that it had re-determined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One from exercising any rights under the Credit Agreement. The Company was paying $200,000 per month toward the outstanding balance of the credit facility until the settlement. As of May 1, 2004, the outstanding balance due to Bank One under the Credit Agreement was $4,101,796. On May 13, 2004 the Company entered into an agreement, settling its lawsuit with Bank One. See Note 10, Bank One Litigation Settlement.

          (6)                   Notes Payable

                 From December 2002 through December 9, 2003, Dolphin Offshore Partners, L.P. (“Dolphin”) acquired a total of an 85% undivided interest in the Company’s Tennessee and Kansas pipelines as collateral for a series of seven loans. In the first five of these transactions totaling $1,650,000, Peter E. Salas, a Director of the Company and the general partner and controlling person of Dolphin, negotiated the terms of the loans directly with management, which terms were approved by management in view of the Company’s immediate needs, financial condition and prospective alternatives and under circumstances in which Dolphin was not generally engaged in the business of lending money. These loans were made on terms that management believes were at least as favorable to the Company as it could have obtained through arms-length negotiations with unaffiliated third parties. The Company’s Board approved the sixth and seventh loans on December 3 and 9, 2003, in the amounts of $225,000 and $250,000, respectively, with no participation by Mr. Salas in the meeting or the vote, which was unanimous by the seven other Directors present at the meeting. In addition, the Company entered into a continuing security agreement, which was approved by the Board with no participation by Mr. Salas in the meeting or vote, which was unanimous by the seven other Directors present at the meeting, providing the terms of Dolphin’s security interest collateralizing all of its loans.

                 On December 24, 2003, Dolphin loaned the Company the sum of $1,000,000 which was used for working capital and to pay all interest and principal in full of the 1998 convertible loan to the Company referred to as the Lutheran note then being held by several persons. This loan was evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on April 4, 2004. The obligations under the loan were secured by an undivided interest in the Company’s Tennessee and Kansas pipelines and the security agreement referred to above.

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

                All notes payable to Dolphin dated prior to May 18, 2004 were repaid on March 30, 2004 from the proceeds received by the Company from its Rights Offering.

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

          (7)                    Litigation Settlements

                On May 10, 2004 the Court entered its final order approving the fairness of the settlement to the class, dismissing the action pursuant to a Settlement Stipulation, and fully releasing the claims of the class members in Paul Miller v. M. E. Ratliff and Tengasco, Inc., No. 3:02-CV-644 in the United States District Court for the Eastern District of Tennessee, Knoxville, Tennessee. This action sought certification of a class action to recover on behalf of a class of all persons who purchased shares of the Company’s common stock between August 1, 2001 and April 23, 2002, unspecified damages allegedly caused by violations of the federal securities laws. In January, 2004 all parties reached a settlement subject to court approval. On April 29, 2004, a final hearing for approval of the settlement was held. The Court entered its order approving the settlement on May 10, 2004. Class members may file their claims against the settlement fund through July 15, 2004. The fund will be disbursed in accordance with the claims filed. Under the settlement, the Company paid into a settlement fund the amount of $37,500 to include all costs of administration, contributed 150,000 shares of stock of Miller Petroleum, Inc. owned by the Company and will issue 300,000 warrants to purchase a share of the Company’s common stock for a period of three years from date of issue at $1 per share subject to adjustments. All expenses including attorney’s fees are to be paid out of these settlement funds.

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

                Using a credit-adjusted risk fee rate of 12%, an estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well, the Company has recorded a non-cash charge related to the cumulative effect of a change in accounting principle of $351,204 in its statement of operations effective January 1, 2003. Oil and gas properties were increased by $260,191, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $611,395 was recorded as of January 1, 2003. Accretion expense for the three months and six months ended June 30, 2003 was $18,342 and $36,684, respectively. Accretion expense for the three and six months ended June 30, 2004 was also $18,342 and $36,684, respectively.

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

                The net proceeds of the Rights Offering have been used to pay non-bank indebtedness in the aggregate amount of approximately $6 million (including up to $3,850,000 in principal amount plus accrued interest owed by the Company to Dolphin) and to pay $1,157,000 as a portion of the Company’s settlement with Bank One. The balance of the net proceeds will be used for working capital purposes, including the drilling of additional wells. At December 31, 2003, the Company incurred costs in connection with the Rights Offering of $223,003, which were reflected in the consolidated balance sheet in other current assets. This asset was offset against gross proceeds in March 2004, when such proceeds were received by the Company.

          (10)                   Bank One Litigation Settlement

                As of May 1, 2004, the principal amount owed by the Company under the credit facility with Bank One signed on November 8, 2001 was $4,101,601. On Thursday, May 13, 2003, the Company and the Bank One executed a written agreement resolving all claims against each other. Pursuant to that agreement, the Company agreed to pay the sum of $3,657,000 to the Bank by May 18, 2004, in full satisfaction of its obligations to the Bank and to immediately release all claims against the Bank and to dismiss the litigation. In turn, Bank One agreed to immediately release all its claims against the Company, dismiss the litigation and to execute releases of its liens on all of the Company’s properties securing the credit facility upon receipt of the agreed payment. Bank One retained a right to seek specific performance of the May 13, 2004 agreement if payment were not made by May 18, 2004 and to recover attorney’s fees if such relief were sought. The Company and the Bank each agreed to bear all of its own costs, expenses, and attorneys’ fees incurred to date.

                On May 18, 2004, the Company paid Bank One, the agreed upon settlement in the amount of $3,657,000. The funds were obtained from proceeds of a bridge loan from Dolphin Offshore Partners,

LP (“Dolphin”) (the managing partner of Dolphin is Peter E. Salas, a member of the Board of Directors), in the principal amount of $2,500,000 bearing interest at 12% per annum and payable interest only monthly beginning June 18, 2004 with the principal amount due May 20, 2005. The loan is secured by a first lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The balance of the settlement amount of $1,157,000 was paid from funds available to the Company from the proceeds of the rights offering. Upon receipt of this payment, an agreed order signed by the Company and the Bank dismissing all claims in litigation was filed with the court on May 20, 2004 and entered by the court. No hearing or approval of the settlement by the court is required. The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the loan less the settlement amount.

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations and Financial Condition

                      Kansas

                During the first six months of 2004, the Company produced and sold 58,742 barrels of oil and 126,987 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. The first six months production of 58,742 barrels of oil compares to 65,458 barrels produced in the first six months of 2003. The first six months production of 126,987 Mcf of gas compares to 129,995 Mcf produced in the first six months of 2003. In summary, the six months production reflected expected continued production levels from the Kansas Properties, which have been in production for many years. The decrease in oil production reflects a normal decline curve for the Kansas properties. This decline has not been offset by additional drilling and well work-overs due to the Bank One litigation. The revenues from the Kansas properties were $1,958,859 in the first six months of 2004 compared to $2,049,781 in 2003. This decrease was due to the lower production levels in 2004.

                 Tennessee

                 During the first six months of 2004, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company (“Eastman”).

                Natural gas production from the Swan Creek field for the first six months of 2004 was an average of 635 Mcf per day during that period as compared to 1,150 Mcf per day in the first six months of 2003. The first three months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

               Comparison of the Six Months Ending June 30, 2004 and 2003

                The Company recognized $2,712,639 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first six months of 2004 compared to $3,360,763 in the first six months of 2003. The decrease in revenues was due to a decrease in production from Kansas and Swan Creek oil sales and from gas sales in Swan Creek. Kansas gas sales also declined by approximately $110,000 due to an unusually high price received in March of 2003 of $8.64 per Mcf, as compared to $4.11 in 2004. The decrease in pipeline transportation revenues from $92,723 in 2003 to $47,917 in 2004 is directly related to the decrease in gas volumes in Swan Creek.

                The Company realized a net loss attributable to common shareholders of $1,497,933 ($0.05) per share of common stock, during the first six months of 2004 compared to a net loss in the second quarter of 2003 to common shareholders of $1,606,331 ($0.14) per share of common stock.

                Production costs and taxes in the first six months of 2004 of $1,539,432 decreased from $1,627,879 in the first six months of 2003. The difference is due to management controlling costs at every level.

                Depreciation, depletion, and amortization expense for the first six months of 2004 was $1,173,148 compared to $1,259,138 in the first six months of 2003.

                During the first six months the Company reduced it general and administrative costs by $239,869 from 2003. Management has made an effort to control costs in every aspect of its operations, including a reduction in personnel from 2003 levels.

                Professional fees, in the first six months of 2004 were $531,278 compared to $420,944 in the same period in 2003. These fees have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One and Paul Miller lawsuits.

                Interest expense for the first six months of 2004 increased from the first six months of 2003 to $779,239 from $294,098. The increase was due to the issuance of notes to Dolphin during the first quarter of 2004. These notes were paid on March 20, 2004. In addition, dividends on the Company’s Preferred Stock in the amount of $268,388 and accretion of $172,588 were recognized as interest expense in the first six months of 2004 due to the Company’s adoption of SFAS 150, discussed in Note 4 of the Company’s Condensed Notes to Consolidated Financial Statements.

        The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the Bank One loan less the settlement amount. See Note 10 of the Condensed Notes to Consolidated Financial Statements, Bank One Litigation Settlement.

                    Comparison of the Quarters Ending June 30, 2004 and 2003

                The Company recognized $1,380,289 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2004 compared to $1,436,848 in the second quarter of 2003. The decrease in revenues was due to a decrease in production from Kansas and Swan Creek oil sales and from gas sales in Swan Creek, although revenues from Kansas oil sales increased in the second quarter of 2004 from the second quarter in 2003 due to higher oil prices. The decrease in pipeline transportation revenues of $20,543 is directly related to the decrease of gas volumes in Swan Creek.

                The Company realized a net loss attributable to common shareholders of $281,628 ($0.01) per share of common stock, during the second quarter of 2004 compared to a net loss in the second quarter of 2003 to common shareholders of $812,786 ($0.07) per share of common stock

                 Production costs and taxes in the second quarter of 2004 of $667,851 decreased from $857,970 in the second quarter of 2003. The difference is due to management’s cost-controlling efforts.

                Depreciation, depletion, and amortization expense for the second quarter of 2004 was $564,984 compared to $628,196 in the second quarter of 2003. This is due to equipment that had become fully depreciated in late 2003.

                During the second quarter due to the cost-cutting efforts of management the Company reduced its general and administrative costs by $16,892 from 2003.

                Professional fees, in the second quarter of 2004 were $233,403 compared to $211,518 in the same period in 2003. These fees have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One and Paul Miller lawsuits.

                Interest expense for the second quarter of 2004 increased from the second quarter of 2003 to $274,854 from $140,742. Dividends on the Company’s Preferred Stock in the amount of $134,194 and accretion of $82,060 were recognized as interest expense in the second quarter of 2004 due to the Company’s adoption of SFAS 150, discussed in Note 4 of the Company’s Condensed Notes to Consolidated Financial Statements.

                The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the Bank One loan less the settlement amount. See Note 10 of the Condensed Notes to Consolidated Financial Statements Bank One Litigation Settlement.

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

                 Second, the existence of the dispute with Bank One, compounded by the fact that Bank One’s action caused the Company to disclose that there was an uncertainty over the Company’s ability to continue as a going concern, significantly discouraged other institutional lenders from considering a variety of additional or replacement financing options for drilling and other purposes that may have ordinarily been available to the Company. Third, the dispute caused Bank One to fail to grant permission under the existing loan agreements with the Company to permit the Company to formulate drilling programs involving potential third party investors that may have permitted additional drilling to occur. Finally, this dispute caused the Company to incur significant legal fees to protect the Company’s rights.

                 On May 13, 2004, the Company resolved its dispute with Bank One. See, Part II, Item 1, Legal Proceedings. The Company believes that now that its dispute has been resolved it will be able to obtain long term financing to allow the Company to continue drilling and to locate and develop other properties. However, no assurances can be made that such financing will be obtained.

                The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the

Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. The Company is hopeful now that the Bank One matter has been resolved that it will soon be able to resume drilling and well work-overs in Kansas to maximize production from the Kansas Properties.

      ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Commodity Risk

                The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $29.77 per barrel to a high of $38.08 per barrel during 2004. Gas price realizations ranged from a monthly low of $4.11 per Mcf to a monthly high of $6.68 per Mcf during the same period. The Company did not enter into any hedging agreements in 2003 or the first six months of 2004, to limit exposure to oil and gas price fluctuations.

        Interest Rate Risk

                At June 30, 2004, the Company had debt outstanding of approximately $2.5 million at a fixed rate. The Company did not have any open derivative contracts relating to interest rates at June 30, 2004.

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

                ITEM 4        CONTROLS AND PROCEDURES

                Controls and Procedures

                The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

                 There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

                As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

                As of May 1, 2004, the principal amount owed by the Company under the credit facility, with Bank One was $4,101,601. On May 13, 2003, the Company and Bank One executed a written agreement resolving all claims against each other. Pursuant to that agreement, the Company agreed to pay the sum of $3,657,000 to Bank One by May 18, 2004, in full satisfaction of its obligations to Bank One and each of the parties agreed to the dismissal of the lawsuit and to release their claims against each other. Bank One agreed to execute releases of its liens on all of the Company’s properties securing the credit facility upon receipt of the agreed payment. The Company and the Bank agreed to bear all of their own costs, expenses, and attorneys’ fees incurred to date. The settlement payment was made by the Company on May 18, 2004. See Part II, Item 5, Other Information.

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

                ITEM 5     OTHER INFORMATION

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

             Tengasco drilled two wells to the Knox formation in the Swan Creek field in May 2004. The first was the Hazel Sutton #3, which encountered lower than expected gas volumes. The well was plugged back to the Trenton formation. A completion in the Trenton has resulted in both gas and oil production while testing. Oil production from the Trenton depends on oil being driven into the well bore by the pressure of gas. Production of this well as a gas well, or simultaneous production of both oil and gas, might inhibit future oil well development. Consequently, the well is not currently being produced while management evaluates the effect on future possible nearby oil wells.

         The second well, the Stephen Lawson #8, was also drilled to the Knox formation and has been producing since its completion in late June. The well is producing at a rate of approximately 45,000 cubic feet of gas per day from the Knox formation. The Stephen Lawson #8 also had evidence of oil and gas in the shallower Trenton and Stones River formations during drilling. No production is presently occurring from the Trenton and Stones River formations, but based on the showings additional reserves may be logged in the Company’s future reserve reports in a “behind pipe” category.

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibits are filed with this report:

10.47 Promissory Note dated May 18, 2004 from Tengasco, Inc. and Tengasco Pipeline Corporation as Maker to Dolphin Offshore Partners, LP as Holder in the principal amount of $2,500,000 bearing interest at 12% per annum, payable interest only monthly beginning June 18, 2004 with principal due May 20, 2005, pre-payable without penalty, and secured by the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline.

31.1 Certification of Chief Executive Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14a

32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)     During this quarter, the Company filed one Current Report on Form 8-K on April 23, 2004 which included, under Item 5, an announcement that on April 23, 2004 the Company issued a press release announcing its resumption of drilling in the Swan Creek Filed in Tennessee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: August 20, 2004

TENGASCO, INC.

By: s/ Richard T. Williams Richard T. Williams Chief Executive Officer

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

Exhibit 31.1 CERTIFICATION

I, Richard T. Williams, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2004.

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

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting. Dated: August 20, 2004

By: s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 31.2 CERTIFICATION

I, Mark A. Ruth, certify that:

I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2004.

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

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting. Dated: August 20, 2004

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

Exhibit 32.1 CERTIFICATION

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Dated: August 20, 2004

By: s/ Richard T. Williams Richard T. Williams Chief Executive Officer

Exhibit 32.2 CERTIFICATION

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

          I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Dated: August 20, 2004

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer