Form 10-Q/A
period 2003-09-30
TENGASCO INC
filed 2004-11-22
CIK 1001614

U.S. Securities and Exchange Commission
Washington,D.C. 20549

Form 10-Q/A

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

10-Q Amendment September 30, 2003

This Amendment No. 1 to Form 10-Q(this "Amendment") amends our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003, filed on November 13, 2003. The purpose of this Amendment is to correct these financial statements for the adoption of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard should have been adopted in the third quarter of 2003, because the  the relevant Preferred stocks’ conversion feature was at a price where conversion was unlikely. See Note 2 within "Notes to Condensed Consolidated Financial Statements". Adoption of this standard resulted in a reclassification of preferred stock in the amount of $6,884,257 on the balance sheet to a liability in the amount of $7,089,008 and a restatement to fair value of the Company’s series A, B, and C Preferred Stock subject to mandatory redemption. Accordingly, for the third quarter 2003, the company recognized a cumulative gain from a change in accounting principle of $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares upon adoption.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3-4

	* Consolidated Statements of Loss for the three and nine months ended September 30, 2003 and 2002	5

	* Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2003 and 2002	6

	* Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7

	* Notes to Condensed Consolidated Financial Statements	8-14

	ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14-19

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19-20

	ITEM 4. CONTROLS AND PROCEDURES	20

PART II.	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	21

	ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	21-22

	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

	* EXHIBITS	23

	SIGNATURES	24

TENGASCO, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited) (As Restated)
Current Assets:
Cash and cash equivalents	$332,185	$184,130
Investments	34,500	34,500
Accounts receivable net	795,916	730,667
Participants receivable	63,297	70,605
Inventory	262,748	262,748

Current portion of loan fees, net	210,380	323,856
Other
	67,352	-

Total current assets	1,766,378	1,606,506
Oil and gas properties, net (on the basis of
full cost accounting)	13,096,898	13,864,321
Completed pipeline facilities, net	15,312,212	15,372,843
Other property and equipment, net	1,482,202	1,685,950
Loan fees, net of accumulated amortization	-	40,158
Other	5,213	14,613

	$31,662,903	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002
	(Unaudited) (As Restated)
Current Liabilities
Current maturities of long-term debt	$6,724,998	$7,861,245
Accounts payable-trade	839,553	1,396,761
Accrued interest payable	167,227	61,141
Accrued dividends payable	-	254,389
Notes payable to related parties	2,234,000	750,000
Other accrued liabilities	627,016	31,805
Current Shares Subject to mandatory redemption	1,118,481	-

Total current liabilities	11,711,275	10,355,341
Shares subject to mandatory redemption	5,970,527	-
Asset retirement obligations	666,421	-
Long term debt less current maturities	590,055	1,256,209

Total liabilities	18,938,278	11,611.550

Preferred stock, $.0001 par value; authorized 25,000,000 shares (Note 9):
Series A 8% cumulative, convertible, mandatorily redeemable;
28,679 and shares outstanding; redemption value $2,867,900	-	2,867,900
Series B 8% cumulative, convertible, mandatorily redeemable;
27,550 shares outstanding; redemption value $2,755,000,
net of related commissions	-	2,591,150
Series C 6% cumulative, convertible, mandatorily redeemable;
14,491 shares outstanding, redemption value $1,449,100
net of related commissions	-	1,303,168

Total preferred stock	-	6,762,218

Stockholders Equity
Common stock, $.001 per value, 50,000,000 shares authorized,
12,049,977; 11,444,779 outstanding	12,065	11,460
Additional paid-in-capital	42,855,693	42,237,276
Accumulated deficit	(29,881,746)	(27,776,726)
Accumulated other comprehensive loss	(115,500)	(115,500)
Treasury stock, at cost	(145,887)	(145,887)

Total stockholders equity	12,724,625	14,210,623

	$31,662,903	$32,584,391

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SIBSIDIARIESCONSOLIDATED
STATEMENTS OF LOSS

	For the Three Months Ended		For the Nine Months Ended
	September, 30, (Unaudited)		September 30, (Unaudited)
	(As Restated) 2003	2002	(As Restated) 2003	2002
Revenues and other income
Oil and gas revenues	$1,546,453	1,450,133	$4,907,216	$3,859,050
Pipeline transportation revenues	52,749	56,088	145,472	197,333
Interest income	259	1,087	766	2,782

Total revenues and other income	1,599,461	1,507,308	5,053,454	4,059,165
Cost and other deductions
Production costs and taxes	944,019	815,293	2,571,898	2,084,597
Depletion, depreciation and amortization	609,853	756,486	1,834,864	1,731,182
Interest expense	418,282	146,382	749,064	448,046
General and administrative cost	304,351	401,829	1,112,289	1,527,988
Public Relations	954	15,809	29,131	176,098
Professional fees	64,326	93,388	485,270	539,198

Total cost and other deductions	2,341,785	2,229,187	6,782,516	6,507,109

Net loss	(742,324)	(721,879)	(1,729,062)	(2,447,944)

Dividends on preferred stock	-	134,195	268,389	372,595

Net loss attributable to common shareholders
Before cumulative effect of a change in
accounting principle	$(742,324)	$(856,074)	$(1,997,451)	$(2,820,539)

Cumulative effect of a change in accounting
principle (Note 11)	365,675	-	14,471	-

Net loss attributable to common shareholders
	$(376,649)	$(856,074)	$(1,982,980)	$(2,820,539)

Net loss attributable to common shareholders
per share basic and diluted:
Operations	$(0.06)	$(0.08)	$(0.17)	$(0.26)

Cumulative effect of a change in accounting
principle	0.03	-	$-	$-

Total	$(0.03)	$(0.08)	$(0.17)	$(0.26)

Weighted average shares outstanding	12,047,823	11,365,431	11,919,477	10,933,588

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSILIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)  (As Restated)

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss
Balance December 31, 2002	11,459,279	$11,460	$42,237,276	$(115,500)
Net Loss	0	0	0
Common Stock Issued in Private
Placements Net of Related Expenses
	227,275	227	249,773
Common Stock Issued for exercised
options	94,000	94	46,906
Common Stock Issued in Conversion of
Debt	60,528	61	69,538
Common Stock Issued for Preferred
Dividend in Arrears	154,824	154	170,155
Common Stock Issued for Charity	3,571	4	5,710
Retained Earnings-Accretion of Issue
Cost on Preferred Stock
Common Stock Issued for Services	55,000	55	69,945
Common Stock Issued for Litigation
Settlement	10,000	10	6,390
Dividends on Convertible Redeemable
Preferred Stock	0	0	0
Cumulative effect of a change in
accounting principle	0	0	0
Balance September 30, 2003	12,064,477	$12,065	$42,855,693	$(115,500)

	Accumulated Deficit	Shares	Amount	Total
Balance December 31, 2002	$(27,776,726)	(14,500)	$(145,887)	$14,210,623
Net Loss	(1,729,062)	0	0	(1,729,062)
Common Stock Issued in Private
Placements Net of Related Expenses
	0	0	0	250,000
Common Stock Issued for exercised
options	0	0	0	47,000
Common Stock Issued in Conversion o
Debt	0	0	0	69,599
Common Stock Issued for Preferred
Dividend in Arrears				170,309
Common Stock Issued for Charity				5,714
Retained Earnings-Accretion of Issu
Cost on Preferred Stock	(122,040)			(122,040)
Common Stock Issued for Services	0	0		70,000
Common Stock Issued for Litigation
Settlement				6,400
Dividends on Convertible Redeemable
Preferred Stock	(268,389)	0	0	(268,389)
Cumulative effect of a change in
accounting principle	14,471	0	0	14,471

Balance September 30, 2003	$(29,881,746)	(14,500)	$(145,887)	$12,724,625

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIESCONSOLIDATED
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002
	(Unaudited) (As Restated)	(Unaudited)
Operating Activities
Net Loss	$(1,729,062)	$(2,447,944)

Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depletion, depreciation and amortization	1,834,864	1,731,182
Accretion of redeemable shares	231,520	-
Accretion on asset retirement obligations	55,026	-
Charitable donation, services paid in stock, stock options	122,714	48,620
Changes in assets and liabilities
Accounts receivable	(65,249)	(41,340)

Participants receivable	7,308	0

Accounts payable	(557,208)	(5,021)
Accrued interest payable	106,086	(9,581)
Other accrued liabilities	595,211	0
Other	(57,952)	0

Net cash provided by (used in) operating activities	543,258	(724,084)

Investing activities
Additions to property and equipment	0	(154,526)
Net additions to oil and gas properties	(45,312)	(1,796,600)
Net additions to pipeline facilities	(341,369)	(739,162)
Decrease in restricted cash	0	120,872
Other assets	0	19,432

Net cash used in investing activities	(386,681)	(2,549,984)

Financing activities
Repayments of borrowings	(1,742,522)	(2,129,256)
Proceeds from borrowings	1,484,000	1,703,103
Dividends on convertible redeemable preferred stock	0	(350,859)
Proceeds from private placements of common stock	250,000	2,677,000
Proceeds from private placements of preferred stock	0	1,303,168

Net cash provided by (used in) financing activities	(8,522)	3,203,156

Net change in cash and cash equivalents	148,055	(70,912)
Cash and cash equivalents, beginning of period	184,130	393,451

Cash and cash equivalents, end of period	$332,185	$322,539

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

(2) Reststatement

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. The Company adopted this statement in the fourth quarter of 2003. The Company also determined that this standard should have also been adopted effective July 1, 2003. This determination was made based on analyzing the conversion features of our preferred stock instruments and concluding that such conversion features were not likely to be exerecised by the preferred shareholders (based on the underlying common stock market value). Accordingly, the Company has restated its financial statements for the third quarter ended September 30, 2003, to reflect the reclassification to a liability at the fair value of the Company’s Series A, B and C preferred stock subject to mandatory redemption pursuant to SFAS 150. In addition ,the Company should have recognized a cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption of SFAS 150.An adjustment was also made to reclassify $18,342 in the quarter ended September 30, 2003 and $55,026 in the nine months ended September 30, 2003 from Depletion, Depreciation, and Amortization to Interest expense relating to Asset Retirement Obligations. Below compares the amended presentation to the original presentation

.

Liabilities and Stockholders Equity,

	September 30, 2003
	As Reported	Restatement Adjustment	As Restated
Accrued Dividends Payable	$470,543	$(470,543)	$ -

Current shares subject to	-	1,118,481	1,118,481
mandatory redemption

Total current liabilities	11,063,337	647,938	11,711,275

Shares subject to mandatory	-	5,970,527	5,970,527
redemption

Preferred Stock	6,884,257	(6,884,257)	-

Accumulated deficit	(30,147,538)	265,792	(29,881,746)

Total Stockholder’s equity	$ 12,458,833	$ 265,792	$ 12,724,625

Consolated Statement of Loss

	Three Months			Nine Months
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatatement Adjustment	As Restated
Depletion, depreciation and amortization	$ 628,195	$ (18,342)	$ 609,853	$ 1,889,890	$ (55,026)	$ 1,834,864

General and administrative cost	$ 301,794	$ 2,557	$ 304,351	$ 1,112,289	$ -	$ 1,112,289

Interest expense	168,420	249,862	418,282	462,518	286,546	749,064

Net loss	(508,247)	(234,077)	(742,324)	(1,494,985)	(234,077)	(1,729,062)

Dividends on	134,194	(134,194)	-	402,583	(134,194)	268,389
Preferred Stock

Cumulative effect
of a Change in
Accounting
Principle	-	365,675	365,675	(351,204)	365,675	14,471

Net loss
attributable to
common
shareholders	(642,441)	265,792	(376,649)	(2,248,772)	265,792	(1,982,980)

Net loss attrubutable to Common Stockholders per share	$ (0.05)	$ (0.02)	$ (0.03)	$ (0.19)	$ (0.02)	$ (0.17)

(3) Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses since commencing its operations and has an accumulated deficit of $29,881,746 and a working capital deficit of $9,944,897 as of September 30, 2003. During 2002, the Company was informed by its primary lender that the entire amount of it outstanding credit facility was immediately due and payable, as provided for in the Credit Agreements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternate refinancing arrangements to repay this current obligation. There can be no assurance that the Company will be successful in its plans to obtain the financing necessary to satisfy its current obligation.

(4) Earnings Per Share

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

	Three Months September 30, 2003 (As Restated)	Three Months September 30, 2002	Nine Months September 30, 2003 (As Restated)	Nine Months September 30, 2002
Net loss as reported	$(376,649)	$(856,074)	$(1,982,980)	$(2,820,539)

Stock-based employee
compensation expense
determined under fair value
basis	$-	$(8,400)	$(47,209)	$(202,846)

Pro forma net loss	$(376,649)	$(864,474)	$(2,030,189)	$(3,023,385)

Loss per share:
Basic and diluted as reported
	$(0.03)	$(0.08)	$(0.17)	$(0.26)

Basic and diluted pro forma
	$(0.03)	$(0.08)	$(0.17)	$(0.28)

(5)     New Accounting Pronouncements:

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Adoption of this standard effective July 1, 2003 resulted in a reclassification to a liability and restatement to fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption. The Company recognized cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. (See Note 2).

(6) Letter of Credit Agreement

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

(7)     Supplemental Disclosure of Non Cash Investing and Financing Activities:

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

(8) Notes Payable

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

(9) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(10) Law Suit Settlement

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

(11) Cumulative Effect of a Change In Accounting Principle

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

Additionally, as further described in Note 2, the Company adopted the provisions of SFAS 150 efective July 1, 2003. In connection therewith, the Company recognized a cumulative gain from a change in accounting principle for the three-month period ended September 30, 2003 of $365,675.

        The Company recognized a net cumulative gain from  changes in accounting principles of $14,471 related to its adoption of both SFAS 143 and SFAS 150.

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

Comparison of the Nine Months Ended September 30, 2003 and 2002

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

The Company realized a net loss attributable to common shareholders of $1,982,980 (($.17) per share of common stock), during the first nine months of 2003 compared to a net loss in the first nine months of 2002 to common shareholders of $2,820,539 (($.26) per share of common stock). A non-cash charge of $351,204 was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2003 relating to the implementation of SFAS 143.The Company recognized cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption.

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

Depreciation, Depletion, and Amortization expense for the first nine months of 2003 was $1,834,864 compared to $1,731,182 in the first nine months of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the first nine months of 2003 was $1,072,926 as compared to $1,019,138 in the first nine months of 2002. The Company also amortized $153,633 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $129,540 in 2002.

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

Dividends on preferred stock have decreased from $372,595 in 2002 to $268,389 in 2003 as a result of the increase in the amount of preferred stock outstanding from preferred stock sold pursuant to private placements during the second quarter of 2002 and due to the adoption of SFAS 150.

Interest expense for the first nine months of 2003 increased from the first nine months of 2002 to $749,064 from $448,046. The increase was due to the issuance of notes to Dolphin during 2003 and accretion and dividends on the Company's Preferred Stock in the amount of $231,520 were recognized as interest expense in the third quarter of 2003 due to the Company's adoption SFAS NO. 150, as discussed in Note 2 of the Company's Condensed Notes to Consolidated Financial Statements.

Comparison of the Quarters Ended September 30, 2003 and 2002

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

The Company realized a net loss attributable to common shareholders of ($376,649) (($.03) per share of common stock) during the third quarter of 2003 compared to a net loss in the third quarter of 2002 to common shareholders of $856,074 (($.08) per share of common stock).

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

Depreciation, Depletion, and Amortization expense for the third quarter of 2003 was $609,853 compared to $756,486 in the third quarter of 2002. The December 31, 2002, Ryder Scott reserve reports were used as a basis for the 2003 estimate. The Company reviews its depletion analysis and industry oil and gas prices on a quarterly basis to ensure that the depletion estimate is reasonable. The depletion taken in the third quarter of 2003 was $357,642 as compared to $519,138 in the third quarter of 2002. The Company also amortized $51,211 of loan fees relating to the Bank One note and convertible notes, in 2003 as compared to $43,180 in 2002.

During the third quarter the Company reduced its general and administrative costs significantly from 2002 by the amount of $97,478. Management has made an effort to control costs in every aspect of its operations. Some of these cost reductions included the closing of the Company’s New York office and a reduction in personnel from 2002 levels. The Company’s public relations costs were reduced by $14,855 from 2002, as the Company continues cost cutting measures.

Professional fees, in the third quarter of 2003 have remained at a high level, primarily due to cost incurred for legal and accounting services as a result of the Bank One lawsuit and the class action against the Company.

Interest expense for the third quarter of 2003 increased from the third quarter of 2002 to $418,282 from $146,382. The increase was due to the issuance of notes to Dolphin during 2003 and accretion and dividends on the Company's Preffered Stock in the amount of $231,520 were recognized as interest expense in the 3rd quarter of 2003 due to the Company's adoption SFAS 150, as discussed in Note 2 of the Company's Condensed Notes to Consolidated Financial Statements.

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

      ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Financial Officer (the “Certifying Officers”), have concluded that in one matter the Company’s disclosure controls and procedures were not effective with respect to that matter to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, and the rules and regulations thereunder. This deficiency constituted a material weakness, and detailed below are the facts surrounding this matter. In all other respects, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, and the rules and regulations thereunder.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability.In July 2004 in connection with its completion of the Company's Form 10-K for the year ended December 31, 2003, we determined that our assessment of SFAS 150 in the third quarter of 2003 was not correct, and that the Company should adopt the provisions of SFAS 150 effective July 1, 2003. This error resulted in the Company’s misstating the presentation of the mandatory Preferred Stock obligation in the Company’s balance sheets and the Company's statement of Operations for the three and nine month periods ended September 30, 2003. Additionally, the error resulted in the Company's misstating the presentation of the Cumulative Gain from an accounting change and interest expense amounts for the three and nine months periods ended September 30, 2003. Accordingly, the Company has amended its previously filed reports on Form 10-Q for the quarter ended September 30, 2003.

Management considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the nature of error described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations thereunder. In its review, management noted that the error described above (i) related principally to the implementation of complex and new calculations under a newly implemented accounting standard, and (ii) that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible preferred stock. As a result, management determined that continuing education and professional development of accounting staff on new accounting pronouncements and their application would be sufficient to prevent any similar reoccurrence. The Audit Committee is evaluating the measures recommended by management and will determine whether additional changes are required to enhance the disclosure controls and procedures of the Company.

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