Form 10-K/A
period 2003-12-31
TENGASCO INC
filed 2004-11-22
CIK 1001614

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,
D.C. 20549

         REPORT ON FORM 10-K/A

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

      Registrant’s telephone number, including area code: (865) 523-1124.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

        Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates (based on the closing price on March 25, 2004 of ($0.45): $13,434,488.

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes / / No /X/

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter:

        State issuer’s revenues for its most recent fiscal year: $6,205,520

        State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 25, 2004): 48,677,828

      Documents Incorporated By Reference: None.

10-K Amendment

This Amendment on Form, No. 1 to Form 10-K (this "Amendment") amends our annual report for the year ended December 31, 2003 filed on March 30, 2004. The purpose of this Amendment is to correct the year end December31, 2003 Consolidated Financial Statements for an error in the application of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Adoption of this standard resulted in a reclassification of preferred stock from the equity section on the balance sheet to a liability and a restatement to fair value of the Company’s series A, B, and C Preferred Stock subject to mandatory redemption. Accordingly, for the third quarter 2003, the Company recognized a cumulative gain from a change in accounting principle of $1,247,121. This cumulative gain resulted from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. However, a calculation error was made in calculating the fair value of the Preferred Stock and the gain should have been $365,675 and the resulting Preferred Stock liability should have been $7,297,059 instead of $6,059,860 as originally reported.See Note 2 to the Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	2003 (As restated)	2002
December 31, Assets (Note 1) Current
Cash and cash equivalents	$312,666	$184,130
Investments	60,000	34,500
Accounts receivable	508,378	730,667
Participant receivables	68,402	70,605
Inventory	280,693	262,748
Current portion of loan fees, net of accumulated
amortization of $367,032 and $194,312, respectively (Note 7)	151,136	323,856
Other current assets (Note 14)	223,003	--

Total current assets	1,604,278	1,606,506
Oil and gas properties, net (on the basis
of full cost accounting) (Notes 4, 7 and 16)	12,989,443	13,864,321
Pipeline facilities, net of accumulated
depreciation of $1,265,003 and $729,043, respectively
(Notes 5 and 7)	15,139,789	15,372,843
Other property and equipment, net (Notes 6 and 7)	870,730	1,685,950
Loan fees, net of accumulated amortization of
$53,542 and $13,384, respectively	--	40,158
Other assets	--	14,613

	$30,604,240	$32,584,391

Liabilities and Stockholders’ Equity

December 31,	2003 (As restated)	2002
Current liabilities
Current maturities of long-term debt (Notes 1 and 7)	$6,127,290	$7,861,245
Accounts payable - trade	1,075,948	1,396,761
Accrued interest payable (Note 9)	234,321	61,141
Accrued dividends payable (Note 9)	--	254,389
Notes payable to related parties (Note 7)	3,709,000	--
Other accrued liabilities	18,560	31,805
Current shares subject to mandatory redemption (Note 9)	1,261,876	--

Total current liabilities	12,426,995	9,605,341
Long term debt to related parties (Note 7)	--	750,000
Shares subject to mandatory redemption (Note 9)	6,035,183	--
Asset retirement obligations (Notes 4 and 10)	668,556	--
Long term debt, less current maturities (Note 7)	221,635	1,256,209

Total liabilities	19,352,369	11,611,550

Commitments and Contingencies (Notes 1, 5, 7, 8, 10, and 11)
Preferred stock, $.0001 par value; authorized 25,000,000 shares (Note 9):
Series A 8% cumulative, convertible, mandatorily redeemable;
28,679 and shares outstanding; redemption value $2,867,900	--	2,867,900
Series B 8% cumulative, convertible, mandatorily redeemable;
27,550 shares outstanding; redemption value $2,755,000,
net of related commissions	--	2,591,150
Series C 6% cumulative, convertible, mandatorily redeemable;
14,491 shares outstanding, redemption value $1,449,100
net of related commissions	--	1,303,168

Total preferred stock	--	6,762,218

Stockholders' equity (Note 11)
Common stock, $.001 par value; authorized 50,000,000 shares;
12,064,977 and 11,459,279 shares issued, respectively	12,080	11,460
Additional paid-in capital	42,721,290	42,237,276
Accumulated deficit	(31,391,499)	(27,776,726)
Accumulated other comprehensive loss	(90,000)	(115,500)
Treasury stock, at cost, 14,500 shares	--	(145,887)

Total stockholders' equity	11,251,871	14,210,623

	$30,604,240	$32,584,391

        See accompanying notes to consolidated financial statements.

Consolidated Statements of Loss

Years ended December 31,	2003 (As restated)	2002	2001
Revenues and other income
Oil and gas revenues	$6,040,872	$5,437,723	$6,656,758
Pipeline transportation revenues	163,393	259,677	296,331
Interest Income	985	3,078	43,597

Total revenues and other income	6,205,250	5,700,478	6,996,686

Costs and expenses
Production costs and taxes	3,412,201	3,094,731	2,951,746
Depreciation, depletion and amortization
(Notes 4, 5 and 6)	2,308,007	2,413,597	1,849,963
General and administrative	1,486,280	1,868,141	2,957,871
Interest expense (Notes 9 and 10)	1,120,738	578,039	850,965
Public relations	31,183	193,229	293,448
Professional fees	549,503	707,296	355,480
Loss on impairment of long-lived asset	495,000	--	--

Total costs and expenses	9,402,912	8,855,033	9,259,473

Net loss	(3,197,662)	(3,154,555)	(2,262,787)
Dividends on preferred stock (Note 9)	(268,389)	(506,789)	(391,183)

Net loss attributable to common stockholders before
cumulative effects of a changes in accounting principle	(3,466,051)	(3,661,344)	(2,653,970)
Cumulative effect of a change in accounting principle (Note 10)	(351,204)	--	--
Cumulative effect of a change in accounting principle (Note 9)	365,675	--	--

Net loss attributable to common stockholders	$(3,451,580)	$(3,661,344)	$(2,653,970)

Net loss attributable to common stockholders per shares Basic and diluted:
Operations	$(0.29)	$(0.33)	$(0 .26)
Cumulative effect of a change in accounting principle (Note 10)	(0.03	--	--
Cumulative effect of a change in accounting principle (Note 9)	0.03	--	--

Total	$(0.29)	$(0.33)	$(0.26)

Weighted average shares outstanding	11,956,135	11,062,436	10,235,253

        See accompanying notes to consolidated financial statements

Consolidated Statements of Stockholder's Equity & Comprehensive Lossess

	Common Stock		Additional Paid-In
	Shares	Amount	Capital
Balance, December 31, 2000	9,295,558	$9,296	$25,941,709
Net loss	--	--	--
Common stock issued with 5% stock dividend (Note 10)	498,016	498	6,374,111
Common stock issued on conversion of debt	93,069	93	523,157
Common stock issued for exercised options	274,932	275	2,340,725
Common stock issued on conversion of preferred stock	12,347	13	70,988
Common stock issued for services	10,000	10	69,990
Common stock issued in private placements, net of related
expense	374,733	374	3,899,624
Common stock issued as a charitable donation	1,950	2	22,251
Treasury stock purchased	--	--	--
Dividends on convertible redeemable preferred stock	--	--	--

Balance, December 31, 2001	10,560,605	10,561	39,242,555
Net loss	--	--	--
Comprehensive loss:
Net loss	--	--	--
Other comprehensive loss	--	--	--
2002 comprehensive loss	--	--	--
Common stock issued in private placements, net of
related expenses	850,000	850	2,676,150
Common stock issued on conversion of debt	20,592	20	119,980
Common stock issued in purchase of equipment	19,582	20	149,980
Common stock issued for services	8,500	9	48,611
Dividends on convertible redeemable preferred stock	--	--	--

Balance, December 31, 2002	11,459,279	11,460	42,237,276
Net loss	--	--	--
Cumulative effects of changes in accounting principles	--	--	--
Comprehensive loss:
Net loss	--	--	--
Other comprehensive gain	--	--	--
2003 comprehensive loss	--	--	--
Common stock issued in private placements, net of
related expenses	227,275	227	249,773
Common stock issued on conversion of debt	60,528	61	69,538
Common stock issued for charity	3,571	4	5,710
Common stock issued for services	55,500	70	(64,458)
Common stock issued for exercised options	94,000	94	46,906
Common Stock issued for preferred dividends in arrears	154,824	154	170,155
Common stock issued for litigation settlement	10,000	10	6,390
Accretion of issue cost on preferred stock- series B & C	--	--	--
Dividends on convertible redeemable preferred stock	--	--	--

Balance, December 31, 2003 (As Restated)	12,064,977	$12,080	$42,721,290

Consolidated Statements of Stockholder's Equity & Comprensive Lossess

Accumulated	Comprehensive	Accumulated Other Comprehensive	Treasury Stock
Deficit	Loss	Income (Loss)	Shares Amount			Total
(15,086,803)	--	--	--		--	10,864,202
(2,262,787)	--	--	--		--	(2,262,787)
(6,374,609)	--	--	--		--	--
--	--	--	--		--	523,250
--	--	--	--		--	2,341,000
--	--	--	--		--	71,001
--	--	--	--		--	70,000
--	--	--	--		--	3,899,998
--	--	--	--		--	22,253
--	--	--	14,500		(145,887)
(391,183)	--	--	--		--	--

(24,115,382)	--		14,500		(145,887)	14,991,847
(3,154,555)						(3,154,555)
	--	--	--
--	(3,154,555)	--	--		--	--
--	(115,500)	(115,500)	--		--	(115,500)
--	(3,270,053)	--	--		--	--

--	--	--	--		--	2,677,000
--	--	--	--		--	120,000
--	--	--	--		--	150,000
--	--	--	--		--	48,620
(506,789)	--	--	--		--	(506,789)

(27,776,726)	--	(115,500)	14,500		(145,887)	14,210,623
(3,197,662)	--	--	--	--		(3,197,662)
14,471	--	--	--	--		14,471
--	(3,197,662)	--	--	--		--
--	25,500	25,500	--	--		25,500

	(3,172,162)	(90,000)	--		--	--

--	--	--	--		--	250,000
--	--	--	--		--	69,599
--	--	--	--		--	5,714
--	--	--	(14,500)		145,887	81,499
--	--	--	--		--	47,000
--	--	--	--		--	170,309
--	--	--	--		--	6,400
(163,193)	--	--	--		--	(163,193)
(268,389)	--	--	--		--	(268,389)

$(31,391,499)	$--	$(90,000)	--		$--	$11,251,871

        See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

	2003 (As restated)	2002	2001
Years ended December 31, Operating activities
Net loss	$(3,197,662)	$(3,154,555)	$(2,262,787)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	2,308,007	2,413,597	1,849,963
Compensation and services paid in stock options, stock
warrants, and common stock	203,812	48,620	92,253
Loss on impairment of long-lived assets	495,000	—	—
Accretions of liabilities	459,691	—	—
Gain on sale of equipment	(13,103)	—	(132,943)
Changes in assets and liabilities:
Accounts receivable	222,289	(69,192)	3,814
Participant receivables	2,203	13,492	—
Inventory	(17,945)	(103,384)	91,981
Other assets	14,613	58,000	—
Accounts payable - trade	(320,813)	188,597	191,702
Accrued interest payable	173,179	7,003	(2,519)
Other accrued liabilities	(13,244)	31,805	(52,640)

Net cash provided by (used in) operating activities	316,027	(566,017)	(221,176)

Investing activities
Additions to other property and equipment	—	(214,897)	(285,722)
Net additions to oil and gas properties	(133,501)	(1,982,529)	(4,821,883)
Additions/ deletions to pipeline facilities	(5,775)	(841,750)	(4,213,095)
Decrease (increase) in restricted cash	—	120,872	(120,872)
Other	74,207	28,367	32,888

Net cash used in investing activities	(65,069)	(2,889,937)	(9,408,684)

Financing activities
Proceeds from exercise of options	47,000	2,341,000

Proceeds from borrowings	3,256,171	2,063,139	10,442,068
Repayments of borrowings	(3,432,470)	(2,378,273)	(8,833,325)
Net proceeds from issuance of common stock	250,000	2,677,000	3,900,000
Proceeds from private placements of convertible
redeemable preferred stock, net	—	1,303,168	1,591,150
Dividends on convertible redeemable preferred stock	(20,120)	(364,858)	(357,503)
Purchase of treasury stock	—	—	(145,887)
Payment of loan and offering fees	(223,003)	(53,543)	(518,167)

Net cash provided by (used in) financing activities	(122,422)	3,246,633	8,419,336

	2003	2002		2001
Net change in cash and cash equivalents	128,536		(209,321)	(1,210,524)
Cash and cash equivalents, beginning of year	184,130		393,451	1,603,975

Cash and cash equivalents, end of year	$312,666		$184,130	$393,451

Supplemental disclosure of non-cash investing and
financing activities:
During 2001, the Company issued a 5%
stock dividend of 498,016 shares	—	$		6,374,609

During 2001 and 2000, the Company converted
preferred stock to common stock	—	$		71,000

During 2003, 2002 and 2001, respectively,
the Company issued common stock on
conversion of debt	$69,549		$$120,000	$523,250
During 2003, 2002 and 2001, respectively, the
Company issued common stock and stock options
for services received and charitable contributions
made	$203,812		48,620	$92,253
		$
During 2001, the Company sold equipment
for equity investments	—	$		$150,000

During 2002, the Company purchased equipment
by issuing common stock	—		$150,000

During 2003, The Company capitalized a lawsuit settlement
relating to the pipeline	$297,171		—	—
On January 1, 2003, The Company capitalized future asset
retirement obligations to oil and gas properties	$346,922		—	—

        See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Going Concern

The accompanying consolidated financial statements have been prepared in Uncertainty conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations through the continuation of its drilling program in the Tennessee Swan Creek Field. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $31,391,499 and a working capital deficit of $10,822,717 as of December 31, 2003. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement (see Note 7). The Company has disputed its obligation to make this payment and is attempting to resolve the dispute or to obtain alternative refinancing arrangements to repay this current obligation. Although the Company has been paying $200,000 per month plus accrued interest since April 2002, the Company is still considered to be in default by the bank. Accordingly, these $200,000 payments have put a strain on the Company’s ability to pay other obligations as they become due and have hampered the Company’s ability to continue its acquisition, exploration and development programs. In October 2003, the Company was unable to redeem the required $143,395 of the Series A shares and is in arrears on payment of its cumulative dividends totaling $600,738. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans with regards to this uncertainty primarily relate to the issuance of additional common stock and to acquire access to other forms of lender financing. On February 13, 2004, the Company filed an amended Form S-1 with the Securities and Exchange Commission issuing rights to existing shareholders to purchase up to 3 shares (for each share owned) of the Company’s common stock for $0.25 per share. See Note 14 to the consolidated financial statements fo the results of the Rights Offering. Additionally, management is continuing to explore other avenues of lender financing at more favorable terms in order to reduce financing expenditures in the future. With the anticipation of the rights offering proceeds and more favorable debt positions, management hopes to obtain sufficient cash flows in the future to recommence their drilling program in order to maximize sales of oil and gas volumes to their customers.

2.	Restatement

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement to fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption.The Company initially recognized a difference between the carrying values of the Preferred Stock subject to mandatory recdemption versus their respective fair value of $1,247,121.This amount was recognized as a Cumulative Gain from a Change in Accounting Principal effective July 1, 2003, the date of adoption. However, an error was made in calculating the fair value of the preferred stock. The difference between the carrying value and the fair value with respect to the preferred stock should have been $365,675 in 2003. The carrying amount of the Preferred Stock after adoption, as well as the rate accretion from adoption also was affected. Accordingly, for the year ended December 31, 2003, the Company recognized a corrected cumulative gain from a change in accounting principle of approximately $365,675. Accretion totaling $459,691 should have been recognized as interest expense for the period from July 1, 2003 through December 31, 2003. Below compares the amended presentation to the original presentation.

Liabilities and Stockholder’s Equity

	December 31, 2003
	As Reported	Restatement Adjustment	As Restated
Accrued interest payable	$ 835,059	$ (600,738)	$ 234,321

Current shares subject to	549,344	712,532	1,261,876
mandatory redemption

Total current liabilities	12,315,201	111,794	12,426,995

Shares subject to mandatory	5,510,516	524,667	6,035,183
redemption

Accumulated deficit	(30,755,038)	(636, 461)	(31,391,499)

Total stockholder’s equity	$ 11,888,332	$ (636,461)	$ 11,251,871

Consolidated Statement of Loss

	Year Ended December 31, 2003
	As Reported	Restatement Adjustment	As Restated
Interest expense	$ 1,357,963	$ (237,225)	$ 1,120,738

Net Loss	(3,442,647)	244,985	(3,197,662)

Cumulative effect of a	1,247,121	(881,446)	365,675
Change in Accounting
Principle

Net loss attributable to	(2,815,119)	(636,461)	(3,451,580)
common shareholders

Loss attributable to common stockholder per share	$ (0.24)	$ (0.05)	$ (0.29)

3.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was implemented in January 1996. As permitted by SFAS 123, the Company has continued to account for stock compensation to employees by applying the provisions of Accounting Principles Board Opinion No. 25. If the accounting provisions of SFAS 123 had been adopted, net loss and loss per share would have been as follows for the years ended December 31, 2003, 2002 and 2001.

	2003 (As restated)	2002	2001
Net loss attributable to common
shareholders As reported Stock based compensation Pro forma	$(3,451,580)	$(3,661,344)	$(2,653,970)
	(22,650)	(77,821)	(257,328)
	$(3,474,230)	$(3,739,165)	$(2,911,298)
	2003	2002	2001
Basic and diluted loss per share
As reported Pro forma	$(0.29)	$(0.33))	$(0.26)
	$(0.29))	$(0.34))	$(0.28)

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application on certain provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) to companies in the extracting industries including oil and gas companies. The issue is whether SFAS 142 requires the registrants to classify the cost of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas properties owned and provide specific footnote disclosures. Historically, the Company had included the cost of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS 142 requires oil and gas companies to classify cost of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, the Company would be required to reclassify approximately $484,000 at December 31, 2003 and $346,000 at December 31, 2002, out of oil and gas properties and into a separate intangible asset line item. The Company’s consolidated statements of net loss and cash flows would not be affected since such intangible assets would continue to be depleted and amortized for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the cost of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under its debt agreements.

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company adopted SFAS 143 beginning on January 1, 2003 and recorded a cumulative loss from adoption of this statement of approximately ($351,000). During 2003 the Company recorded $73,368 in accretion cost (using a 12% accretion factor) on the asset retirement obligation. These accretion costs are included in interest expense at December 31, 2003.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets” and for Long-Lived Assets to be Disposed Of. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands guidance with respect to cash flow estimations. SFAS 144 became effective for the Company’s fiscal year beginning January 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

The FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”) in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS 146 applies to costs incurred in an “exit activity”, which includes, but is not limited to, a restructuring, or a “disposal activity” covered by SFAS 144. The effect of this statement did not have a material impact on the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The effect of this statement did not have a material impact on the Company.

During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company owns no interests in variable interest entities, and therefore this new interpretation has not affected Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Restatement is not permitted. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement of the Company’s assets to restricted fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption. Accordingly, for the year ended December 31, 2003, the Company recognized cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. Accretion totaling $459,691 has been recognized as interest expense for the period from July 1, 2003 through December 31, 2003.

In the ordinary course of business the Company has entered into various equipment and office leases which have remaining terms ranging from one to four years. Approximate future minimum lease payments to be made under noncancellable operating leases are as follows:

Year	Amount
	2004 2005	$ 56,470
56,470

$ 112,940

Office rent expense was approximately $78,830, $84,000 and $91,000 for each of the three years ended December 31, 2003, respectively.

9.	Cumulative Convertible Redeemable Preferred Stock

The Company is authorized to create and has issued various classes of Convertible preferred stock (Series A, Series B and Series C). Shares of both Series A Redeemable and B of Preferred Stock are immediately convertible into shares of Common Preferred Stock Stock. Each $100 liquidation preference share of preferred stock is convertible at a rate of $7.00 for the Series A per share of common stock. For the Series B, the conversion rate is the average market price of the Company’s common stock for 30 days before the sale of the Series B preferred stock with a minimum conversion price of $9.00 per share. The conversion rate is subject to downward adjustment for certain events. The conversion prices have been adjusted prospectively for stock dividends and splits.

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

During 2002, the Board of Directors authorized the sale of up to 50,000 shares of Series C Preferred Stock at $100 per share. The Company issued 14,491 shares, resulting in net proceeds after commissions of $1,303,168. The Series C Preferred Stock accrues a 6% cumulative dividend on the outstanding balance, payable quarterly. These dividends are subordinate to the dividends payable to the Series A and Series B Preferred Stock holders. This stock is convertible into the Company’s common stock at the average stock trading price 30 days prior to the closing of the sales of all the Series C Preferred Stock being offered or $5.00 per share, whichever is greater. The Company is required to redeem any remaining Series C Preferred Stock and any accrued and unpaid dividends in July 2006.

The Company adopted the provisions of SFAS 150 on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock shall be reclassified at fair value to a liability. The Company has determined that each of the Series A, Series B and Series C preferred stock qualifies as shares subject to mandatory redemption, and as such, were reclassified as a liability upon adoption of SFAS 150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle approximately $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption liability and the face value amount of preferred stock are being accreted at rates between 12% and 12.5% into interest expense and the shares liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption from July 1, 2003 through December 31, 2003 was $354,735.

Future mandatory redemption requirements as of December 31, 2003 are as follows:

Year	Amount
2003 (in arrears and past due)	$143,395
2004	573,580
2005	3,328,580
2006	2,022,680
2007	573,580
2008	430,185

Subtotal	7,072,000
Less accretion cost included above	(225,059)

Shares subject to mandatory redemption	$7,297,059

15.	Quarterly Data and Share Information (unaudited)

Quarterly Data and The following table sets forth, for the fiscal periods indicated selected Share Information consolidated financial data.

         (unaudited)

	First Quarter	Second Quarter	Third Quarter(b) (As restated)	Fourth Quarter(c) (As restated)
Fiscal Year 2003 Revenues	$1,971,603	$1,482,390	$1,599,461	$1,151,796
Net loss	(282,162)	(678,592)	(744,881)	(1,492,027)
Cumulative effects of changes in
accounting principles	(351,204)	—	365,675	-
Net income (loss) attributable to common
stockholders	(767,561)	(812,786)	(379,206)	(1,492,027)

Earnings (loss) per common share
Operations	$(0.02)	$(0.0	7)	$(0.07)	(0.12)
Cumulative effects	(0.03)		—	0.03	—
Total	$(0.05)	$(0.0	7)	$(0.04)	(0.12)

	First Quarter	Second Quarter	Third Quarter (As restated)	Fourth Quarter (As restated)
Fiscal Year 2002 Revenues	$1,176,482	$1,297,668	$1,507,308	$1,719,020
Net loss	(818,341)	(858,197)	(721,879)	(756,138)
Net loss attributable to common
stockholders	(930,799)	(984,139)	(856,074)	(890,332)

Loss per common share
Basic and diluted	$(0.09)	$(0.09)	$(0.08)	$(0.07)

Fiscal Year Ended 2001

	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter
Revenues	$1,448,318	$1,863,068	$2,583,758	$1,101,542
Net loss	(368,768)	(336,034)	(378,597)	(1,179,388)
Net loss attributable to common
stockholders	(447,546)	(423,523)	(491,055)	(1,291,846)
Loss per common share
Basic and diluted	$(0.05)	$(0.04)	$(0.05)	$(0.12)

      ITEM 9A – CONTROLS AND PROCEDURES

        The Company’s management, including the Company’s Chief Financial Officer (the “Certifying Officers”), have concluded that in one matter the Company’s disclosure controls and procedures were not effective with respect to that matter to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, and the rules and regulations thereunder. This deficiency constituted a material weakness, and detailed below are the facts surrounding this matter. In all other respects, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, and the rules and regulations thereunder..

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. In July 2004 in connection with the completion of the Company’s Form 10-Q for the quarter ended June 30, 2004, management and BDO Seidman, LLP, the Company's auditors, determined that there was an error in calculating the estimated fair value of the Company’s mandatory Redeemable Preferred Stock in accordance with the adoption of SFAS No. 150. This error resulted in the Company’s misstating the presentation of the mandatory Preferred Stock obligation and stockholders equity in the Company’s balance sheets at September 30, 2003, December 31, 2003 and March 31, 2004.  Additonally, the error resulted in the Company's misstating the presentation of the cumulative gain from an accounting change and interest expense amounts appearing for the three and nine-month periods ended September 30, 2003 and for the year ended December 31, 2003. Interest expense was also misstated for the three month period ended March 31, 2004. Accordingly, the Company has amended its previously filed reports on Form 10-K for the year ended December 31, 2003 and report on Form 10-Q for the quarters ended September 30, 2003 and March 31, 2004

          Management considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the nature of error described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations thereunder. In its review, management noted that the error described above (i) related principally to the implementation of complex and new calculations under a newly implemented accounting standard, and (ii) that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible preferred stock. As a result, management determined that continuing education and professional development of accounting staff on new accounting pronouncements and their application would be sufficient to prevent any similar reoccurrence. The Audit Committee is evaluating the measures recommended by management and will determine whether additional changes are required to enhance the disclosure controls and procedures of the Company.

The following selected financial data has been derived from the Company’s financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	2003 (As restated)	2002	2001	2000	1999
As of December 31 (4) (5) (6), Balance Sheet Data:

Working Capital Deficit	$(10,822,717)	$(7,998,835)	$(6,326,204)	$(708,317)	$(1,406,263)

Oil and Gas Properties, Net	$12,989,443	$13,864,321	$13,269,930	$9,790,047	$8,444,036

Pipeline Facilities, Net	$15,139,789	$15,372,843	$15,039,762	$11,047,038	$4,212,842

Total Assets	$30,604,240	$32,584,391	$32,128,245	$25,224,724	$15,182,712

Long-Term Debt	$6,925,344	$2,006,209	$3,902,757	$7,108,599	$3,119,293

Redeemable Preferred Stock	$-0-	$6,762,218	$5,459,050	$3,938,900	$1,988,900

Stockholders Equity	$11,251,871	$14,210,623	$14,991,847	$10,864,202	$7,453,930

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

        The Company incurred a net loss to holders of common stock of $ 3,451,580 ($0.29 per share) in 2003 compared to a net loss of $3,661,344 ($0.33 per share) in 2002 and compared to a net loss of $2,653,970 ($0.26 per share) in 2001.

        During 2003, the Company implemented Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), resulting in a gain on a cumulative effect from a change in accounting principle of $365,675. Additionally, the Company implemented Statement of Financial Accounting Standard No. 143, “Asset Retirement Obligations” in July 1, 2003, resulting in a loss on a cumulative effect from a change in accounting principle of ($351,204). See notes to the consolidated financial statements in Item 8 of this Report.

               The Company realized oil and gas revenues of $6,040,872 in 2003 as compared to $5,437,723 in 2002 and as compared to $6,656,758 in 2001. The increase in revenues in 2003 from 2002 was due to an increase in prices in 2003. Gas prices for gas produced from the Swan Creek Field averaged $5.38 per MCF in 2003 as compared to $3.22 per MCF in 2002. Oil prices for oil produced from the Swan Creek Field averaged $26.87 per barrel in 2003 as compared to $21.85 in 2002. Gas prices for gas produced from the Kansas Properties averaged $4.73 per MCF in 2003 compared to $2.96 per MCF in 2002. Oil prices for oil produced from the Kansas Properties averaged $29.00 per barrel in 2003 compared to $23.89 per barrel in 2002. The increase in prices was partially offset by a reduction in volumes produced. The Company sold 1,004,899 MCF of natural gas from Swan Creek and Kansas in 2002 compared to 620,873 MCF in 2003. The Company also sold 147,243 barrels of oil from Swan Creek and Kansas in 2003, compared to 157,973 barrels in 2002. The reason for the decrease in volumes produced in 2003 was the Company’s dispute with Bank One which significantly limited the Company’s ability to drill new wells and to work over under-producing wells in Kansas.

        The Company’s subsidiary, TPC, had pipeline transportation revenues of $163,393 in 2003, a decrease compared to of $259,677 in 2002 and $296,331 in 2001, resulting from the decrease in volumes of gas produced from the Swan Creek Field.

        The Company’s production costs and taxes have increased each year from 2001 to 2003 as additional costs have been incurred to maintain the Kansas Properties and to begin production from the Swan Creek Field in 2001. The production costs and taxes increased in 2003 to $3,412,201 from $3,094,731 in 2002 and from $2,951,746 in 2001. This increase was due to the fact that the Company’s field personnel cost was capitalized as the Company was drilling new wells in 2001 and 2002, compared to 2003 when all employees were working to maintain production and these costs, including 2003 field salaries in Swan Creek in the amount of $279,000, were expensed. The remaining increase is due to increased property taxes on the pipeline because it has been assessed at a higher value after completion.

        Depletion, depreciation, and amortization remained consistent in 2003 at $2,308,007 compared to $2,413,597 in 2002. Depletion, depreciation, and amortization in 2001 was $1,849,963. The primary increase in 2003 and 2002 levels from 2001 was due to a change in the estimate of proved reserves as set forth in the 2002 Ryder Scott report.

        The Company reduced its general administrative costs to $1,486,280 in 2003 from $1,868,141 in 2002 and $2,957,871 in 2001. Management has made a significant effort to control costs in every aspect of its operations. Some of these cost reductions include the reduction of personnel from 2002 and 2001 levels and utilization of existing employees to perform drafting and file preparation services previously performed by third parties at additional cost. The Company also closed its New York office in late 2002 and a field office in Tennessee in 2003

        The Company recorded an impairment loss of $495,000 relating to an oil rig in 2003.

        Interest expense for 2003 increased significantly over 2002 levels due to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 143 which deals with asset retirement obligations and SFAS No.150 regarding preferred stock and dividends on preferred stock being recognized as interest expense in 2003. See, “Recent Accounting Pronouncements” below. Interest expense in 2003 was $1,120,738 compared to $578,039 in 2002 and $850,965 in 2001.

______________

         1 All references in this table to common stock and per share data have been retroactively adjusted to reflect the 5% stock dividend declared by the Company effective as of September 4, 2001.

         2 With respect to the pipeline facilities, during the years ended December 31, 2000 and 1999, this included portions which were under construction.

[3] No cash dividends have been declared or paid by the Company for the periods presented. [4] On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No.