Form 10-Q/A
period 2004-03-31
TENGASCO INC
filed 2004-11-22
CIK 1001614

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

10-Q Amendment  March 31, 2004

This Amendment No.1 to Form 10-Q (this "Amendment") amends our quarterly report on Form 10-Q for the three months ended March 31, 2004 filed on May 20, 2004. The purpose of this Amendment is to correct these financial statements for the proper application of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Adoption of this standard resulted in a reclassification of preferred stock section on the balance sheet to a liability and a restatement to fair value of the Company’s series A, B, and C Preferred Stock subject to mandatory redemption. Accordingly, for the third quarter 2003, the Company recognized a cumulative gain from a change in accounting principle of $1,247,121. This cumulative gain resulted from the difference between the carrying amount of the preferred shares and the calculated fair value of the shares after adoption. However a calculation error was made in calculating the fair value of the Preferred Stock and the gain should have been $365,675 upon adoption in 2003 and the resulting Preferred Stock liability for March 31, 2004 should have been 7,259,389 instead of 6,059,860 as originally reported.  See Note 2 to "Condensed Notes to Consolidated Financial Statements".

TENGASCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

TENGASCO, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004 (Unaudited) (As Restated)	December 31, 2003
Current Assets:
Cash and cash equivalents	$3,015,863	$312,666
Investments	60,000	60,000
Accounts receivable, net	607,126	508,378
Participants receivable	63,304	68,402
Inventory	280,693	280,693
Current portion of loan fees, net	107,956	151,136
Other current assets	--	223,003
Total current assets	4,134,942	1,604,278
Oil and gas properties, net (on the basis of
full cost accounting)	12,662,100	12,989,443
Pipeline facilities, net	15,005,789	15,139,789
Other property and equipment, net	808,396	870,730
Other	86,322	--
	$ 32,697,549	$ 30,604,240

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004 (Unaudited) (As Restated)	December 31, 2003
Current Liabilities
Current maturities of long-term debt	$4,553,264	$6,127,290
Accounts payable-trade	370,310	1,075,948
Accrued interest payable	16,540	234,321
Notes payable to related parties	--	3.709,000
Other accrued liabilities	597,664	18,560
Current shares subject to mandatory redemption	1,405,271	1,261,876
Total current liabilities	6,943,049	12,426,995
Shares subject to mandatory redemption	5,854,118	6,035,183
Asset retirement obligations	669,928	668,556
Long-term debt less current maturities	205,950	221,635
Total liabilities	13,673,045	19,352,369
Stockholders' Equity
Common stock, $.001 per value, 50,000,000 shares authorized
	48,507	12,080
Additional paid-in-capital	51,673,801	42,721,290
Accumulated deficit	(32,607,804)	(31,391,499)
Accumulated other comprehensive loss	(90,000)	(90,000)
Total stockholders' equity	19,024,504	11,251,871
	$ 32,697,549	$ 30,604,240

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SIBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the Three Months Ended March 31,2004 (Unaudited) (As Restated)	For the Three Months Ended March 31, 2003 (Unaudited)
	2004	2003
Revenues and other income
Oil and gas revenues	$1,332,350	$1,923,915
Pipeline transportation revenues	23,241	47,504
Interest income	751	184
Total revenues and other income	1,356,342	1,971,603
Cost and other deductions
Production costs and taxes	871,581	769,909
Depletion, depreciation and amortization	589,822	612,600
Interest expense	522,727	171,698
General and administrative cost	288,360	511,337
Public Relations	2,282	4,779
Professional fees	297,875	209,426
Total cost and other deductions	2,572,647	2,279,749
Net loss before cumulative effect of change in
accounting principle	(1,216,305)	(308,146)
Cumulative Effect of a change in accounting
principle	--	(351,204)
Net loss	(1,216,305)	(659,350)
Dividends on preferred stock	--	(134,195)
Net loss attributable to common stockholders
	$(1,216,305)	$(793,545)
Net loss attributable to common stockholders
per share basic and diluted:
Operations	$(0.07)	$(0.03)
Cumulative effect of a change in accounting
principle	--	$(0.03)
Total	$(0.07)	$(0.07)
Weighted average shares outstanding	17,723,812	11,764,321

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)
(As Restated)

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total
Balance December 31, 2003	12,064,977	$12,080	$42,721,290	$(31,391,499)	$ (90,000)	$11,251,871
Net Loss	--	--	--	(1,216,305)	--	(1,216,305)

Common Stock Issued for exercised
options	142,000	142	70,858	--	--	71,000
Common Stock Issued in
Rights Offering	36,300,000	36,285	8,881,653	--	--	8,917,938

	48,506,977	$48,507	$51,673,801	$(32,607,804)	$ (90,000	$19,024,504

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2004 (Unaudited) (As Restated)	For the Three Months Ended March 31, 2003 (Unaudited)
Operating Activities
Net Loss	$(1,216,305)	$(308,146)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	589,822	612,600
Accretion of redeemable shares	224,722	-
Accretion on Asset Retirement Obligations	18,342	18,342
Charitable donation, services paid in stock, stock options	--	75,714
Gain on Sale of Equipment	(7,500)	--
Changes in assets and liabilities
Accounts receivable	(98,748)	(411,719)
Participants receivable	5,098	(1,245)
Other Current Assets	223,003	--
Other Assets	(86,322)	--
Accounts payable	(705,638)	(61,231)
Accrued interest payable	(480,173)	(14,824)
Other accrued liabilities	579,104	(31,805)
Other	--	9,602

Net cash used in operating activities	(954,595)	(112,712)

Investing activities
Net additions to oil and gas properties	(32,435)	26,800
Net additions to pipeline facilities	--	(37,362)
Net cash used in investing activities	(32,435)	(10,562)

Financing activities
Proceeds from exercise options	71,000	--
Repayments of borrowings	(5,526,711)	(634,236)
Proceeds from borrowings	228,000	500,000
Net proceeds from issuance of common stock	--	250,000
Net proceeds from rights offering	8,917,938	--

Net cash provided by financing activities	3,690,227	115,764
Net change in cash and cash equivalents	2,703,197	(7,510)
Cash and cash equivalents, beginning of period	312,666	184,130

Cash and cash equivalents, end of period	$ 3,015,863	$ 176,620

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

      (2)            Restatement

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement to fair value of the Company’s Series A, B and C preferred stock subject to mandatory redemption. The Comapany initially recognized a difference between the carrying values of the preferred stock subject to mandatory rdemption versus their respective fair value of $1,247,121. This amount was recognized as a cumulative gain from a change in accounting principal effective July 1, 2003, the date of adoption. However, an error was made in calculating the fair value of the preferred stock. The difference between the carrying value and the fair value with respect to the preferred stock should have been $365,675 in 2003. The carrying amount of the preferred stock after adoption, as well as the rate of accretion from adoption, also was affected. Accordingly, for the year ended December 31, 2003, the Company recognized a corrected cumulative gain from a change in accounting principle of approximately $365,675. Accretion totaling $459,691 was recognized as interest expense for the period from July 1, 2003 through December 31, 2003. In the first quarter of 2004, $224,722 was recognized as interest expense. An adjustment was also made to reclassify $18,342 from depletion, depreciation, and amorization to interest expense relating to SFAS 143 Asset Retirement Obligations. Below compares the amended presentation to the original presentation.

Liabilities and Stockholder’s Equity
	March 31, 2004
	As Reported	Restatement Adjustemt	As Restated
Accrued interest payable	$ 489,081	$ (472,541)	$ 16,540

Current shares subject to	692,739	712,532	1,405,271
mandatory redemption

Total current liabilities	6,703,058	239,991	6,943,049

Shares subject to mandatory	5,367,121	486,997	5,854,118
redemption

Accumulated deficit	(31,880,816)	(726,988)	(32,607,804)

Total stockholder’s equity	$ 19,751,492	$ (726,988)	$ 19,024,504

Consolidated Statement of Loss
Three months ended March 31, 2004
	As Reported	Restatement Adjustment	As Restated
Depletion, Depreciation and Amortization	$ 608,164	$ (18,342)	$ 589,822

Interest expense	$ 413,858	$ 108,869	$ 522,727

Net Loss	$ (1,125,778)	$ (90,527)	$ (1,216,305)

Loss per share attributable to Common Shareholders	$ (0.06)	$ (0.01)	$ (0.07)

Loss per share, after Cumulative effect of a change in Accounting Principle	$ (0.06)	$ (0.01)	$ (0.07)

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and net loss per share would have differed from the amounts reported as follows:
	Three Months March 31, 2003	Three Months March 31, 2004 (As Restated)
Net loss as reported	$(793,545)	$(1,216,305)
Stock-based employee compensation
expense determined under fair value basis
Pro forma net loss	$(47,209)	$(0)
Earning per share:	$(840,754)	$(1,216,305)
Basic and diluted as reported	$(0.07)	$(0.07)
Basic and diluted pro forma	$(0.07)	$(0.07)

      (4)            Liquidity

The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $32,607,804 and a working capital deficit of $2,808,107 as of March 31, 2004. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute as discussed in Note 10. The Company believes that now that its dispute has been resolved and that it has obtained additional financing through its Rights Offering discussed in Note 9, it will be able to obtain long-term financing to allow the Company to continue drilling and to locate and develop other properties. If such funding for additional drilling becomes available, the Company plans to drill new wells in locations it has identified in Kansas on its existing leases in response to drilling activity in the area, which it believes will establish new areas of oil production. However, no assurances can be made that such financing will be obtained. The inability of the Company to obtain additional long-term financing could impair the Company’s ability to meet its other obligations as they become due.

      (5)            New Accounting Pronouncements

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

During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company owns no interests in variable interest entities, and therefore this new interpretation has not affected the Company’s consolidated financial statements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Restatement is not permitted. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement of the Company’s assets to restricted fair values of the Company’s Series A, B and C preferred stock subject to mandatory redemption. Accordingly, for the year ended December 31, 2003, the Company recognized cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. Accretion totaling $459,691 has been recognized as interest expense for the period from July 1, 2003 through December 31, 2003. In the first quarter of 2004, $224,722 was recognized as interest expense.

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

On April 5, 2002, the Company received a notice from Bank One stating that it had redetermined and reduced the borrowing base under the Credit Agreement by $6,000,000 to $3,101,766. Bank One demanded that the Company pay the $6,000,000 within thirty days of the notice. The Company filed a lawsuit in Federal Court to prevent Bank One form exercising any rights under the Credit Agreement. The Company has been paying $200,000 per month toward the outstanding balance of the credit facility. As of May1, 2004, the outstanding balance due to Bank One under the Credit Agreement was $ 4,101,796.66. On May 13, 2004 the Company entered into an agreement, settling its lawsuit with Bank One. See Note 9, Bank One Litigation Settlement.

      (7)            Notes Payable

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

      (8)            Litigation Settlements

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

      (9)            Cumulative Effect of a Change in Accounting Principle

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

      (10)            Rights Offering

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

      (11)            Bank One Litigation Settlement

As of May 1, 2004, the principal amount owed by the Company under the credit facility with Bank One signed on November 8, 2001 was $4,101,776.66. On Thursday, May 13, 2003, the Company and the Bank One executed a written agreement resolving all claims against each other. Pursuant to that agreement, the Company agreed to pay the sum of $3,657,000 to the Bank by May 18, 2004, in full satisfaction of its obligations to the Bank and to immediately release all claims against the Bank and to dismiss the litigation. In turn, Bank One agreed to immediately release all its claims against the Company, dismiss the litigation and to execute releases of its liens on all of the Company’s properties securing the credit facility upon receipt of the agreed payment. Bank One retained a right to seek specific performance of the May 13, 2004 agreement if payment were not made by May 18, 2004 and to recover attorney’s fees if such relief were sought. The Company and the Bank each agreed to bear all of its own costs, expenses, and attorneys’ fees incurred to date.

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

      ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations and Financial Condition

                      Kansas

During the first three months of 2004, the Company produced and sold 29,635 barrels of oil and 67,582 Mcf of natural gas from its Kansas Properties comprised of 149 producing oil wells and 59 producing gas wells. The first three months production of 29,635 barrels of oil compares to 32,807 barrels produced in the first three months of 2003. The first three months production of 67,582 Mcf of gas compares to 64,438 Mcf produced in the first three months of 2003. In summary, the first three months production reflected expected continued stable production levels from the Kansas Properties, which have been in production for many years. The decrease in oil production reflects a normal decline curve for the Kansas properties. This decline has not been offset by additional drilling and well work-overs due to the Bank One litigation. The revenues from the Kansas properties were $999,707 in the first three months of 2004 compared to $1,165,422 in 2003.

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

                    Comparison of the Quarters Ended March 31, 2004 and 2003

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

The Company realized a net loss attributable to common shareholders of $1,216,305 ($0.07) per share of common stock), during the first three months of 2004 compared to a net loss in the first three months of 2003 to common shareholders of $793,545 ($0.07) per share of common stock).

Production costs and taxes in the first three months of 2004 of $871,581 increased from $769,909 in the first three months of 2003. The difference of $101,672 was due to a reclassification of insurance cost related to field activities of $98,369 from general and administrative costs. An additional $20,633 was paid in property taxes in Kansas.

Depreciation, depletion, and amortization expense for the first three months of 2004 was $589,822 compared to $612,600 in the first three months of 2003.

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

Interest expense for the first quarter of 2004 increased from the first quarter of 2003 to $522,727 from $171,698. The increase was due to the issuance of notes to Dolphin during the first quarter of 2004. These notes were paid on March 20, 2004. Accretion on the Company’s Preferred Stock in the amount of $224,722 were recognized as interest expense in the first quarter of 2004 due to the Company’s adoption of SFAS 150, discussed in Note 2 of the Company’s Condensed Notes to Consolidated Financial Statements.

                    Liquidity and Capital Resources

On November 8, 2001, the Company signed a credit facility agreement (the “Credit Agreement”) with the Energy Finance Division of Bank One, N.A. in Houston Texas (“Bank One”). The Company instituted litigation in May 2002 based on certain actions taken by Bank One under the agreement. See Note 11 of the Company's Condensed Notes to Consolidated Financial Statements

The harmful effects upon operations of the Company caused by the actions of Bank One and the litigation with Bank One were dramatic. First, the action of Bank One had the effect of totally cutting off any additional funds to the Company to support Company operations. Further, the funds loaned to the Company by Bank One were to refinance the Company’s indebtedness and no funds were then available to pay this large repayment obligation to Bank One, even if such action by the Bank had been proper, which the Company vigorously and continually denied. The principal reason the Company had entered into the Bank One credit agreement was to provide for additional funds to promote the growth of the Company. Consequently, as a result of Bank One’s unwarranted actions no additional funds under the credit facility agreement were available for additional drilling that the Company had anticipated performing in 2002 and 2003.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability.In July 2004 in connection with the completion of the Company's Form 10-Q for the quarter ended June 30, 2004, management and BDO Seidman LLP, the Company's auditors, determined that there was an error in calculating the estimated fair value of the Company's mandatory Redeemable Preferred Stock in accordance with the adoption of SFAS No. 150. This error resulted in the Companys misstating the presentation of the mandatory Preferred Stock obligation in the Company’s balance sheets at September 30, 2003, December 31, 2003 and March 31, 2004.Additionally, the error resulted in the Company's misstating the presentation of the cumulative gain from an accounting change and interest expense amounts appearing or the three and nine- month periods ended September 30, 2003 and for the year ended December 31, 2003.Interest expense was also misstated for the three-month ended period ended March 31, 2004. Accordingly, the Company has amended its previously filed report on Form 10-K for the year ended December 31, 2003 and reports on Form 10-Q for the quarters ended September 30, 2003 and March 31, 2004.

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

On October 17, 2003, the Company filed a Registration Statement on Form S-1 with the SEC for a rights offering of the Company’s common stock (the Rights Offering). On December 29, 2003; February 11, 2004; and February 13, 2004, the Company filed amendments to the Registration Statement. On February 13, 2004, the SEC deemed effective the Registration Statement on Form S-1 as amended.

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