Form 10-Q
period 2004-09-30
TENGASCO INC
filed 2004-11-22
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

Commission File No. 0-20975

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

603 Main Avenue, Suite 500, Knoxville, TN 37902
(Address of principal executive offices)

(865-523-1124)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,506,977 common shares at September 30, 2004.

TENGASCO, INC. AND SUBSIDIARIES

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004 (Unaudited)	December 31, 2003
Current Assets
Cash and cash equivalents	$186,933	$312,666
Investments	0	60,000
Accounts receivable, net	676,922	508,378
Participants receivable	73,571	68,402
Inventory	361,319	280,693
Current portion of loan fees, net	0	151,136
	0	223,003

Total current assets	1,298,745	1,604,278
Oil and gas properties, net (on the
basis of full cost accounting)	12,891,998	12,989,443
Completed pipeline facilities, net	14,746,975	15,139,789
Other property and equipment, net	365,652	870,730

Other	80,827	0

	$29,384,197	$30,604,240

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004 (Unaudited)	December 31, 2003
Current Liabilities
Current maturities of long-term debt	$33,114	$6,127,290
Accounts payable-trade	370,137	1,075,948
Accrued interest payable	25,000	234,321
Notes payable to related parties	2,500,000	3,709,000
Other accrued liabilities	28,636	18,560
Current shares subject to mandatory redemption	2,912,061	1,261,876

Total current liabilities	5,868,948	12,426,995
Shares subject to mandatory redemption	4,661,458	6,035,183
Asset retirement obligations	693,876	668,556
Long-term debt less current maturities	132,455	221,635

Total liabilities	11,356,737	19,352,369

Stockholders' Equity
Common stock, $.001 per value, 50,000,000 shares
authorized	48,507	12,080
Additional paid-in-capital	51,604,204	42,721,290
Accumulated deficit	(33,625,251)	(31,391,499)
Accumulated other comprehensive loss
	-	(90,000)

Total stockholders' equity	18,027,460	11,251,871

	$29,384,197	$30,604,240

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues and other income
Oil and gas revenues	$1,536,739	$1,546,453	$4,249,378	$4,907,216
Pipeline transportation revenues	21,952	52,749	69,869	145,472
Interest income	472	259	2,918	766

Total revenues and other income	1,559,163	1,599,461	4,322,165	5,053,454
Cost and other deductions
Production costs and taxes	864,350	944,019	2,403,782	2,571,898
Depletion, depreciation and amortization	528,642	609,853	1,665,106	1,834,864
Interest expense	311,655	418,282	1,127,578	749,064
General and administrative cost	326,375	304,351	897,001	1,112,289
Public Relations	29,079	954	33,111	29,131
Professional fees	127,137	64,326	658,415	485,270

Total cost and other deductions	2,187,238	2,341,785	6,784,993	6,782,516

Loss on sale of equipment	(107,744)	0	(107,744)	0
Gain from extinguishment of debt	0	0	336,820	0

Net loss	(735,819)	(742,324)	(2,233,752)	(1,729,062)

Dividends on preferred stock	0	0	0	268,389

Net loss attributable to common shareholders
before cumulative effect of a change in
accounting principle	$(735,819)	$(742,324)	$(2,233,752)	$(1,997,451)

Cumulative effect of a change in accounting
principle (Note 8)	0	365,675	0	14,471

Net loss attributable to common shareholders	$(735,819)	$(376,649)	$(2,233,752)	$(1,982,980)

Net loss attributable to common shareholders
per share basic and diluted:
Operations	$(0.02)	$(0.06)	$(0.06)	$(0.17)

Cumulative effect of a change in accounting principle	-	0.03	-	-

Total	(0.02)	(0.03)	(0.06)	(0.17)

Weighted average shares outstanding	48,506,977	12,047,823	38,283,371	11,919,477

See accompanying notes to condensed consolidated financial statements.

TENGASCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total
Balance at December 31,
2003 (Unaudited)	12,064,977	$12,080	$42,721,290	$(31,391,499)	(90,000)	$11,251,871
Net Loss	-	-	-	(2,233,752)	-	(2,233,752)
Common Stock Issued for
exercised options	142,000	142	70,858	-	-	71,000
Common Stock Issued in
Rights Offering	36,300,000	36,285	8,812,056	-	-	8,848,341

Lawsuit Settlement	-	-	-	-	90,000	90,000

Balance at September 30,	48,506,977	$48,507	$51,604,204	$(33,625,251)	$0	$18,027,460
2004 (Unaudited)

See accompanying notes to condensed consolidated financial statements

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Operating Activities
Net Loss	(2,233,752)	$(1,729,062)
Adjustments to reconcile net loss to net cash	--	--
Provided by (used in) operating activities:	--	--
Depletion, depreciation and amortization	1,665,106	1,834,864
Charitable donation, services paid in stock, stock options	-	122,714
Accretion of Redeemable Liabilities	653,568	231,520
Accretion on Asset Retirement Obligations	55,026	55,026
Investments	150,000	-
Loan fee amortization	107,956	-
Loss on Sale of Equipment	107,744	-
Gain on Sale of Equipment	(7,500)	-
Changes in assets and liabilities	--	--
Accounts receivable	(168,544)	(65,249)
Participants receivable	(5,169)	7,308
Inventory	(80,626)	-
Other Current Assets	223,003	-
Other Assets	(80,827)	(57,952)
Accounts payable	(705,811)	(557,208)
Accrued interest payable	(209,321)	106,086
Other accrued liabilities	10,076	595,211

Net cash provided by (used in) operating activities	(519,071)	543,258

Investing activities	--	--
Net additions to oil and gas properties	(1,005,187)	(45,312)
Net additions to pipeline facilities	(9,186)	(341,369)
Sale of other property and equipment	257,834	-

Net cash used in investing activities	(756,539)	(386,681)

Financing activities
Proceeds from exercise of options	71,000	-
Repayments of borrowings	(10,117,356)	(1,742,522)
Proceeds from borrowings	2,725,000	1,484,000
Net proceeds from rights offering	8,848,341
Dividends paid on redeemable liabilities	(377,108)	-
Proceeds from private placements of common stock	-	250,000

Net cash provided by (used in) financing activities	1,149,877	(8,522)

Net change in cash and cash equivalents	(125,733)	148,055

Cash and cash equivalents, beginning of period	312,666	184,130

Cash and cash equivalents, end of period	$186,933	$332,185

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. And Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

         (1)                   Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gross carryforwards have been fully reserved. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K/A.

         (2)                   Earnings per Share

                In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic and diluted loss per share are based on 48,506,977 and 12,047,823 weighted average shares outstanding for the quarters ended September 30, 2004 and September 30, 2003, respectively, and 38,283,371 and 11,919,477 for the nine months ended September 30, 2004 and September 30, 2003 respectively.

                For the nine-month periods ended September, 2004 and 2003, the Company had no vested, unexercised, in the money options. As the Company was in a net loss position, any potential common share equivalents would have been anti-dilutive.

                The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. “Accounting for Stock-Based Compensation”, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company’s September 30, 2004 consolidated results of operations, financial position, or cash flows.

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

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and net loss per share would have differed from the amounts reported as follows:

	Three Months Sept.30, 2004	Three Months Sept.30, 2003	Nine Months Sept.30, 2004	Nine Months Sept.30, 2003
Net loss attributable to common shareholders as reported	$ (735,819)	$ (376,649)	(2,233,752)	(1,982,980)
Stock-based employee compensation expense determined under fair value basis	$ 0	$ 0	$ 0	(47,209)
Pro forma net loss attributable to common shareholders	$ (735,819)	$ (376,649)	$ (2,233,752)	$ (2,030,189)
Loss per share:
Basic and diluted, as reported	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.17)
Basic and diluted, pro forma	$ (0.02)	(0.03)	$ (0.06)	$ (0.17)

    (3)            Liquidity

                  The Company continues to be in the early stages of its oil and gas related operating history as it endeavors to expand its operations. Accordingly, the Company has incurred continuous losses through these operating stages and has an accumulated deficit of $33,625,251 and a working capital deficit of $4,570,203 as of September 30, 2004. During 2002, the Company was informed by its primary lender that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute as discussed in Note 10.  The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. In September 2004, the Company drilled and completed the Lewis #3 well in Kansas using only funds from the proceeds of the Company’s ongoing operations. By using the Company’s own funds, it was not necessary to permit any third party to either participate in financing of drilling or to acquire any interest in the well. The Company receives all proceeds of production attributable to the working interest in the Lewis #3 well. See Item 5, Other Information. The Company is hopeful now that the Bank One matter has been resolved that it will be able to perform additional drilling and well workovers in Kansas to maximize production from the Kansas Properties. However, the inability of the Company to obtain long-term financing could impair the Company’s ability to meet its obligations as they come due and there is no assurance that any additional drilling will result in additional reserves. At this time, the Company believes it can sustain operations through normal operational cash flows.

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

             In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 for public companies. Adoption of this standard during 2003 resulted in a reclassification to a liability and restatement to fair value of the Company’s Series A, B and C preferred stock subject to mandatory redemption. Accordingly, for the year ended December 31, 2003, the Company reclassified the preferred stock to shares subject to mandatory redemption (liability) at estimated fair value, and recognized a cumulative gain from a change in accounting principle of approximately $365,675. This cumulative gain results from the difference between the carrying amount of the preferred shares and the fair value of the shares after adoption. In the first, second and third quarters of 2004, $224,722, $216,254 and $212,592, respectively, were recognized as interest expense related to those shares subject to mandatory redemption.

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

                 On December 24, 2003, Dolphin loaned the Company the sum of $1,000,000 which was used for working capital and to pay all interest and principal in full of a convertible loan to the Company then being held by several persons. This loan was evidenced by a separate promissory note bearing interest at the rate of 12% per annum, with payments of interest only payable quarterly and the principal balance payable on April 4, 2004. The obligations under the loan were secured by an undivided interest in the Company’s Tennessee and Kansas pipelines and the security agreement referred to above.

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

            (7)            Litigation Settlements

                On May 10, 2004 the Court entered its final order approving the fairness of the settlement to the class, dismissing the action pursuant to a Settlement Stipulation, and fully releasing the claims of the class members in Paul Miller v. M. E. Ratliff and Tengasco, Inc., No. 3:02-CV-644 in the United States District Court for the Eastern District of Tennessee, Knoxville, Tennessee. This action sought certification of a class action to recover on behalf of a class of all persons who purchased shares of the Company’s common stock between August 1, 2001 and April 23, 2002, unspecified damages allegedly caused by violations of the federal securities laws. In January, 2004 all parties reached a settlement subject to court approval. On April 29, 2004, a final hearing for approval of the settlement was held. The Court entered its order approving the settlement on May 10, 2004. Class members may file their claims against the settlement fund through July 15, 2004. The fund will be disbursed in accordance with the claims filed. Under the settlement, the Company paid into a settlement fund the amount of $37,500 to include all costs of administration, contributed 150,000 shares of stock of Miller Petroleum, Inc. owned by the Company and will issue 300,000 warrants to purchase a share of the Company’s common stock for a period of three years from date of issue at $1 per share subject to adjustments. All expenses including attorney’s fees are to be paid out of these settlement funds. The Miller Petroleum, Inc. investment had a net carrying value of $60,000 and a cumulative other comprehensive loss of $90,000, which was reversed from cumulative other comprehensive loss and recognized as a realized loss during the third quarter of 2004.

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

                Using a credit-adjusted risk fee rate of 12%, an estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well, the Company has recorded a non-cash charge related to the cumulative effect of a change in accounting principle of $351,204 in its statement of operations effective January 1, 2003. Oil and gas properties were increased by $260,191, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $611,395 was recorded as of January 1, 2003. Accretion expense for the three months and nine months ended September 30, 2003 was $18,342 and $55,026, respectively. Accretion expense for the three and nine months ended September 30, 2004 was also $18,342 and $55,026, respectively.

                Additionally, as further described in Note 4, the Company adopted the provisions of SFAS 150 effective July 1, 2003. In connection therewith, the Company recognized a cumulative gain on a change in accounting principle for the three and nine month period ending September 30, 2003 of $365,675. For the three and nine month periods ending September 30, 2003 the Company recognized a net gain from changes in accounting principles of $14,471 related to its adoption of SFAS 143 and SFAS 150.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations and Financial Condition

                      Kansas

                During the first nine months of 2004, the Company produced and sold 86,399 barrels of oil and 196,630 Mcf of natural gas from its Kansas Properties comprised of 150 producing oil wells and 59 producing gas wells. The first nine months production of 86,399 barrels of oil compares to 94,782 barrels produced in the first nine months of 2003. The first nine months production of 196,630 Mcf of gas compares to 196,373 Mcf produced in the first nine months of 2003. In summary, the nine months production reflected expected continued production levels from the Kansas Properties, which have been in production for many years. The decrease in oil production reflects a normal decline curve for the Kansas properties; however, the Company drilled a new well in August of 2004. The revenues from the Kansas properties were $3,070,862 in the first nine months of 2004 compared to $2,959,430 in 2003. This increase was due to the higher prices for oil and gas in 2004.

                 Tennessee

                 During the first nine months of 2004, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company (“Eastman”).

                Natural gas production from the Swan Creek field for the first nine months of 2004 was an average of 625 Mcf per day during that period as compared to 1,195 Mcf per day in the first nine months of 2003. The first nine months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. This natural decline is normal for any producing well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

         Comparison of the Nine Months Ended September 30, 2004 and 2003

                The Company recognized $4,249,378 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first nine months of 2004 compared to $4,907,216 in the first nine months of 2003. The decrease in revenues is primary due to a decrease in gas sales in Swan Creek. The decrease in pipeline transportation revenues to $69,869 in 2004 from $145,472 in 2003 is directly related to the decrease in gas volumes in Swan Creek.

                The Company realized a net loss attributable to common shareholders of $2,233,752 ($0.06) per share of common stock, during the first nine months of 2004 compared to a net loss in 2003 to common shareholders of $1,982,980 ($0.17) per share of common stock.

                Production costs and taxes in the first nine months of 2004 decreased to $2,403,782 from $2,571,898 in the first nine months of 2003. The difference is due to management controlling costs.

                Depreciation, depletion, and amortization expense for the first nine months of 2004 was $1,665,106 compared to $1,834,864 in the first nine months of 2003. This is due to the sale of vehicles and a drill rig in 2004.

                During the first nine months, the Company reduced it general and administrative costs by $215,288 from 2003. Management has made an effort to control costs in its operations, including a reduction in personnel from 2003 levels.

                Professional fees, in the first nine months of 2004 were $658,415 compared to $485,270 in the same period in 2003. These fees have remained at a high level, primarily due to costs incurred for legal and accounting services as a result of the Bank One and Paul Miller lawsuits.

                Interest expense for the first nine months of 2004 increased from the first nine months of 2003 to $1,127,578 from $749,064. The increase was due to the issuance of notes to Dolphin during the first quarter of 2004. These notes were paid on March 20, 2004. In addition, accretion on Preferred Stock was $653,567 in the first nine months of 2004, as compared to $231,520 in the first nine months of 2003 due to the Company’s adoption of SFAS 150, as discussed in Note 4 of the Company’s Condensed Notes to Consolidated Financial Statements. The Company made dividend payments of $377,108 during the first nine months of 2004 to it's Preferred Stockholders.

        The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the Bank One loan less the settlement amount. See Note 10 of the Condensed Notes to Consolidated Financial Statements, Bank One Litigation Settlement.

        The Company recorded a loss on sale of a drill rig during the third quarter of 2004 of $107,744. The net sale price of the equipment was $243,000.

Comparison of the Quarters Ended September 30, 2004 and 2003

                The Company recognized $1,536,739 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2004 compared to $1,546,453 in the third quarter of 2003. The decrease in revenues was due to a decrease in oil and gas sales from the Swan Creek Field. The decrease in pipeline transportation revenues of $30,797 is directly related to the decrease of gas volumes produced in Swan Creek.

                The Company realized a net loss attributable to common shareholders of $735,819 ($0.02) per share of common stock, during the third quarter of 2004 compared to a net loss in the third quarter of 2003 to common shareholders of $376,649 ($0.03) per share of common stock

                 Production costs and taxes in the third quarter of 2004 of $864,350 decreased from $944,019 in the third quarter of 2003. The difference is due to management’s cost-controlling efforts.

                Depreciation, depletion, and amortization expense for the third quarter of 2004 was $528,642 compared to $609,853 in the third quarter of 2003. This is due to equipment that had become fully depreciated in late 2003 and the sale of equipment in the third quarter of 2004.

                During the third quarter, general and administrative costs increased slightly by $22,024 from 2003, due to costs relating to the Company’s proxy statement, Annual Report and the annual meeting.

        Professional fees, in the third quarter of 2004 were $127,137 compared to $64,326 in the same period in 2003. This increase was due to a $90,000 charge due to the Paul Miller lawsuit relating to the Miller Petroleum Stock as part of the settlement.

                Interest expense for the third quarter of 2004 decreased from the third quarter of 2003 to $311,655 from $418,282. The decrease is the result of the payoff of the Bank One loan and the Dolphin notes.

        The Company recorded a loss on sale of a drill rig during the third quarter of 2004 of $107,744. The net sale price of the equipment was $243,000.

             Liquidity and Capital Resources

                 On November 8, 2001, the Company signed a credit facility agreement (the “Credit Agreement”) with the Energy Finance Division of Bank One, N.A. in Houston Texas (“Bank One”). The Company instituted litigation in May 2002 based on certain actions taken by Bank One. On May 13, 2004, the Company resolved its dispute with Bank One. See footnote 10 to the Company’s Condensed Consolidated Financial Statements.

                The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. Although the Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. In September 2004, the Company drilled and completed the Lewis #3 well in Kansas using only funds from the proceeds of the Company’s ongoing operations. By using the Company’s own funds, it was not necessary to permit any third party to either participate in financing of drilling or to acquire any interest in the well. The Company receives all proceeds of production attributable to the working interest in the Lewis #3 well. See Item 5, Other Information. The Company is hopeful now that the Bank One matter has been resolved that it will be able to perform additional drilling and well workovers in Kansas to maximize production from the Kansas Properties.

      ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Risk

                The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $29.77 per barrel to a high of $43.78 per barrel during 2004. Gas price realizations ranged from a monthly low of $4.11 per Mcf to a monthly high of $6.68 per Mcf during the same period. The Company did not enter into any hedging agreements in 2003 or in the first nine months of 2004, to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

                At September 30, 2004, the Company had debt outstanding of approximately $2.5 million at a fixed rate. The Company did not have any open derivative contracts relating to interest rates at September 30, 2004.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument within its scope as a liability. In July 2004 in connection with the completion of the Company's Form 10-Q for the quarter ended June 30, 2004, mangaement and BDO Seidman, LLP, the Company's auditors, determined that there was an error in calculating the estimated fair value of the Company's mandatory Preferred Stock in accordance with the adoption of SFAS No. 150. This error resulted in the Company's misstating the presentation of the mandatory Preferred Stock obligation   in the Company’s balance sheets at September 30, 2003, December 31, 2003 and March 31, 2004.  Additonally, the error resulted in the Company's misstating the presentation of the cumulative gain from an accounting change and interest expense amounts appearing for the three and nine-month periods ended September 30, 2003 and for the year ended December 31, 2003. Interest expense was also misstated for the three month period ended March 31, 2004. Accordingly, the Company has amended its previously filed report on Form 10-K for the year ended December 31, 2003 and report on Form 10-Q for the quarters ended September 30, 2003 and March 31, 2004

         Management considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the nature of error described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations thereunder. In its review, management noted that the error described above (i) related principally to the implementation of complex and new calculations under a newly implemented accounting standard, and (ii) that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible preferred stock. As a result, management determined that continuing education and professional development of accounting staff on new accounting pronouncements and their application would be sufficient to prevent any similar reoccurrence. The Audit Committee is evaluating the measures recommended by management and will determine whether additional changes are required to enhance the disclosure controls and procedures of the Company.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)        The annual meeting of stockholders of the Company was held on August 12, 2004.

    (b)        The first item voted on was the election of Directors. Clarke H. Bailey, John A. Clendening, Bill L. Harbert, Neal F. Harding, Carlos P. Salas, Peter E. Salas and Richard T. Williams were elected as Directors of the Company for a term of one year or until their successors were elected and qualified. The results of voting were as follows: 36,716,345 votes for Clarke H. Bailey and 856,930 withheld; 36,716,601 votes for John A. Clendening and 856,674 withheld; 36,716,601 votes for Bill L. Harbert and 856,674 withheld; 36,716,345 votes for Neal F. Harding and 856,930 withheld; 36,664,551 votes for Carlos P. Salas and 908,724 withheld; 36,696,461 votes for Peter E. Salas and 876,814 withheld; and, 36,590,603 votes for Richard T. Williams and 982,672 withheld.

        A plurality of votes at the meeting having voted for them, Messrs. Bailey, Clendening, Harbert, Harding, Carlos P. Salas, Peter E. Salas and Williams were duly elected as Directors of the Company.

    (c)        The next item voted on was a proposal to authorize an amendment to the Company’s Charter to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000. The results of the voting were as follows:

35,955,420 votes for the resolution, 1,454,889 votes against and 162,966 votes abstained.

        A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

    (d)        The next item of business was the proposal to ratify the appointment of BDO Seidman, LLP, the independent certified public accountants of the Company, for fiscal 2004. The results of the voting were as follows:

36,871,810 votes for the resolution, 579,443 votes against and 122,022 votes abstained.

        A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

        No other matters were voted on at the meeting.

    ITEM 5 OTHER INFORMATION

                    During September 2004, the Company drilled and completed the Lewis #3 well in Kansas. This well was completed as an oil well in the Arbuckle formation, and had an initial production test of 85 barrels of oil per day with no water. Because there are no offsetting locations on non-Company leases that might cause drainage from the reservoir if offsetting wells were drilled on those locations, and also due to the producing characteristics of the reservoir, the Company has elected to reduce the initial production level for ongoing production, in order to maximize the ultimate total recovery of reserves.  To the date of this report, production from the Lewis #3 well has averaged approximately 63 barrels of oil per day.

        On October 21, 2004, Jeffrey R. Bailey, the President of the Company, was elected to the Company’s Board of Directors and Peter E. Salas was elected to serve as Chairman of the Board of Directors.

    Dr.        Richard T. Williams has notified the Company that effective December 31, 2004, at the ending date of his current employment contract with the Company, he will resign as Chief Executive Officer of the Company. Dr. Williams will continue to serve as a director of the Company. Effective January 1, 2005, the Company intends to merge all duties of the Chief Executive Officer with and into the office of President of the Company, currently held by Jeffrey R. Bailey, and the position of Chief Executive Officer will be eliminated.

ITEM 6 EXHIBITS

(a) The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14a

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: November 22, 2004

TENGASCO, INC.

By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer By: s/ Mark A. Ruth Mark A. Ruth Cheif Financial Officer

         Exhibit 31.1 CERTIFICATION

        I, Richard T. Williams, certify that:

                                        1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2004.
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

         Dated: November 22, 2004

By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer

      Exhibit 31.2 CERTIFICATION

        I, Mark A. Ruth, certify that:

                                        1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2004.
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

         Dated November 22, 2004

By :s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

         Exhibit 32.1

         CERTIFICATION

Pursuant	to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that: I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.

Dated: November 22 , 2004
By :s/ Richard T. Williams Richard T. Williams Chief Executive Officer

         Exhibit 32.2

         CERTIFICATION

Pursuant	to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that: I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.
Dated: November 22, 2004

By :s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer