Form 10-Q
period 2005-03-31
TENGASCO INC
filed 2005-05-11
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries
(Exact)name of small business issuer as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,756,977 common shares at May 6, 2005.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3-4
	* Condensed Consolidated Statements of Loss for the three months ended March 31, 2005 and 2004	5
	* Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2005	6
	* Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	7
	* Notes to Condensed Consolidated Financial Statements	8-14
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-18
	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18
	ITEM 4. CONTROLS AND PROCEDURES	19
PART II.	OTHER INFORMATION
	ITEM 5. OTHER INFORMATION	19-20
	ITEM 6. EXHIBITS	21
	* SIGNATURES	21
	* CERTIFICATIONS	22-25

TENGASCO, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Current
Cash and cash equivalents	$345,704	$267,735
Accounts receivable	569,681	706,752
Participant receivables	43,005	73,016
Inventory	341,745	341,745
Other current assets	28,693	67,526

Total current assets	1,328,828	1,456,774
Oil and gas properties, net (on the basis
of full cost accounting)	10,245,602	12,826,903
Pipeline facilities, net	14,468,638	14,602,639
Other property and equipment, net	352,312	323,433

	$26,395,380	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS EQUITY

	March 31, 2005 (Unaudited)	December 31,2004
Current liabilities
Current maturities of long-term debt	$ 72,865	$ 26,672
Accounts payable	606,197	319,820
Accrued interest payable	10,367	25,367
Other accrued liabilities	259,690	211,622
Notes payable to related parties (Note 5)	700,000	3,050,000
Drilling program (Note 6)	877,802	1,316,702
Current shares subject to mandatory redemption (Note 6)	3,344,932	3,260,312

Total current liabilities	5,871,853	8,210,495
Shares subject to mandatory redemption (Note 6)	1,429,684	1,395,301
Drilling program (Note 6)	438,901	438,901
Asset retirement obligations (Note 7)	577,877	708,677
Long term debt, less current maturities	145,729	106,688

Total liabilities	8,464,044	10,860,062

Stockholders' equity
Common stock, $.001 par value; authorized 100,000,000 shares;
48,756,977 and 48,756,977 shares issued and outstanding	48,757	48,757
Additional paid-in capital	51,686,454	51,686,454
Accumulated deficit	(33,803,875)	(33,385,524)

Total stockholders' equity	17,931,336	18,349,687

	$26,395,380	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Revenues and other income
Oil and gas revenues	$1,407,649	$1,332,350
Pipeline transportation revenues	22,682	23,241
Interest Income	687	751

Total revenues and other income	1,431,018	1,356,342

Costs and expenses
Production costs and taxes	785,122	871,581
Depreciation, depletion and amortization	479,308	589,822
General and administrative	291,110	288,360
Interest expense	156,072	522,727
Public relations	635	2,282
Professional fees	137,122	297,875

Total costs and expenses	1,849,369	2,572,647

Net loss	$(418,351)	$(1,216,305)

Net loss per share
Basic and diluted:
Operations	$(0.01)	$(0.07)

Total	$(0.01)	$(0.07)

Weighted average shares outstanding	48,756,977	17,723,812

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	48,756,977	$48,757	$51,686,454	$(33,385,524)	$18,349,687
Net Loss	--	--	--	(418,351)	(418,351)

Balance March 31, 2005
(Unaudited)	48,756,977	$48,757	$51,686,454	$(33,803,875)	$17,931,336

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Operating activities
Net loss	$(418,351)	$(1,216,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	479,308	589,822
Accretion of redeemable shares	123,003	224,722
Accretion on Asset Retirement Obligation	20,222	18,342
Gain on extinguishment of Asset Retirement Obligation	(72,399)	--
Loss on sale of vehicles/equipment	16,534	(7,500)
Changes in assets and liabilities:
Accounts receivable	137,071	(98,748)
Participant receivables	30,011	5,098
Other current assets	38,833	223,003
Other assets	--	(86,322)
Accounts payable	286,377	(705,638)
Accrued interest payable	(15,000)	(480,173)
Other accrued liabilities	48,068	579,104
Settlement on Asset Retirement Obligations	(17,625)	--

Net cash provided by (used in) operating activities	656,052	(954,595)

Investing activities
Additions to other property & equipment	(90,721)	--
Net additions to oil and gas properties	(129,757)	(32,435)
Sale of Kansas gas field (See Note 8)	2,350,000	--

Net cash provided by (used in) investing activities	2,129,522	(32,435)

Financing activities
Proceeds from exercise of options	--	71,000
Proceeds from borrowings	106,721	228,000
Repayments of borrowings	(2,371,485)	(5,526,711)
Decrease in Drilling Program liability	(438,901)	--
Dividends paid on preferred stock	(4,000)	--
Net proceeds from rights offering	--	8,917,938

Net cash (used in) provided by financing activities	(2,707,665)	3,690,227

Net change in cash and cash equivalents	77,969	2,703,197
Cash and cash equivalents, beginning of period	267,735	312,666

Cash and cash equivalents, end of period	$345,704	$3,015,863

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

   (1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gross carry-forwards have been fully reserved. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K.

(2)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses through operations and has an accumulated deficit of $33,803,875 and a working capital deficit of $4,543,025 as of March 31, 2005. During 2002, the Company was informed by its primary lender (Bank One) that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute. As a result, the Company continues to pursue other long-term financing. The Company also has significant redemption amounts due to be satisfied in 2005 related to its Mandatorily Redeemable Series B Preferred Shares (see Note 6). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

On March 4, 2005, the Company sold its gas producing properties in Rush County, Kansas for $2.4 million and used the net proceeds of the sale to pay down the $2.5 million debt to Dolphin, incurred by the Company to fund the settlement of the litigation with Bank One in May, 2004. This has the effect of reducing the payment of high interest on this note, and reducing the total secured debt owed by the Company to $700,000 as of the date of this report, consisting of about $150,000 remaining principal of the $2.5 million note, and the principal of the $550,000 note used for the cash exchange of Series A Shares. See Note 5 to the financial statements.

As a result of the payment of this secured and unsecured debt, and the exchange of most of its Series A Shares, management believes the Company is now better positioned to both establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so. Until the Company is able to establish such a relationship, it will be necessary to fund its operations, including capital expenditures for the acquisition, exploration and development of oil and gas reserves from other sources, such as the rights offering as well as equity investment, private loans or a joint venture with other companies, as to which there can be no assurances. In addition to its operational cash requirements, the Company also has a significant amount of loans and other obligations which will either become due or mature on May 20, 2005, including secured promissory notes due to Dolphin in the principal amount of $700,000 plus interest thereon, as well as the payment of the accrued distributions on the Company’s Series B 8% Cumulative Convertible Preferred Stock and the scheduled redemption of both the Series B and Series C 6% Cumulative Convertible Preferred Stock which become due on September 5, 2005 and April 30, 2007.

Management’s plans also include the continuation of its drilling efforts. The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. The Company successfully drilled the Dick No. 7 well in Kansas in 2001 and completed the well as an oil well, however it was not able to drill any new wells in Kansas in 2002 or 2003 due to lack of funds available for such drilling caused by the Bank One situation. In September 2004, the Company drilled and completed the Lewis No. 3 well in Kansas using only funds from the proceeds of the Company’s ongoing operations. By using the Company’s own funds, it was not necessary to permit any third party to either participate in financing of drilling or to acquire any interest in the well. The Company receives all proceeds of production attributable to the working interest in the Lewis No. 3 well. The Company has also drilled two wells in the first quarter of 2005 as part of a drilling program in Kansas. See Part II, Item 5.

(3) Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic and diluted loss per share are based on 48,756,977 and 17,723,812 weighted average shares outstanding for the quarters ended March 31, 2005 and March 31, 2004 respectively.

For the three-month periods ended March 31, 2005 and 2004, the Company had no vested, unexercised, in the money options. As the Company was in a net loss position, any potential common share equivalents would have been anti-dilutive.

The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123 “Accounting for Stock-Based Compensation”,(“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have an affect on the Company’s March 31, 2005 consolidated results of operations, financial position, or cash flows, as there were no options granted in 2004 or the first quarter of 2005.

SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

   (4) Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, “Whether Mineral Rights are Tangible or Intangible Assets,”(“EITF 04-02”) are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The Financial Accounting Standards Board (FASB) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically the Company has included the cost of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect Tengasco’s consolidated condensed financial statements.

Staff Accounting Bulletin (“SAB”) No. 106, (“SAB 106”) regarding the application of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting SFAS 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and adoption of this bulletin has no impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires companies to recognize on the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The SEC recently adopted a new rule that defers the effective date of SFAS No. 123(R) and allows companies to implement the provisions of the Statement at the beginning of their next fiscal year. As a result, the Company currently expects to adopt SFAS No. 123(R) as of January 1, 2006, using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after January 1, 2006 will be measured in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will be accounted for in accordance with SFAS No. 123, except that the amounts will be recognized on the Company’s consolidated statements of operations. The Company is currently evaluating the impact of SFAS No. 123(R) and expects that it will recognize additional compensation expense during first quarter 2006.

   (5) Related Party Transactions

From December 2002 through December 9, 2003, Dolphin Offshore Partners, L.P. (“Dolphin”) acquired a total of an 85% undivided interest in the Company’s Tennessee and Kansas pipelines as collateral for a series of seven loans totaling $2,125,000. On December 24, 2003, Dolphin loaned the Company the sum of $1,000,000 which was used for working capital and to pay all interest and principal in full of convertible loans to the Company then being held by several persons. On February 2, 2004, Dolphin loaned the Company the sum of $225,000 which was used for making payment of principal and interest to the Company’s former lender, Bank One, for February, 2004. All of the aforementioned notes to Dolphin were repaid in full on March 30, 2004 from the proceeds received by the Company from its Rights Offering.

On May 18, 2004, Dolphin loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan is secured by a first lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The proceeds of the loan were used to fund in part the settlement with the Company’s former lender, Bank One. On December 30, 2004, Dolphin loaned the Company $550,000 bearing interest at 12% per annum with interest payable monthly and principal payable on May 20, 2005, which loan is secured by the first lien on the Company’s Tennessee and Kansas properties and the Tennessee pipeline. On March 4, 2005, Dolphin was paid $2,350,000 to reduce the principal of the promissory note dated May 18, 2004 in the original amount of $2,500,000, to $150,000 from the proceeds received from the sale of the Company’s Kansas gas fields (See Note 8). The balance owed on the two outstanding notes to Dolphin at March 31, 2005 is $700,000.

(6) Cumulative Convertible Redeemable Preferred Stock and Drilling Program

The Company has issued three classes of convertible preferred stock (Series A, Series B and Series C). The Company is required to redeem one-twentieth of the maximum number of Series A Preferred Stock outstanding commencing on October 1, 2003 and at each quarterly date thereafter. The Company is required to redeem all outstanding Series B Preferred Stock on the fifth anniversary of the issuance of those shares which is September 2005. The Company is required to redeem any remaining Series C Preferred Stock together with any accrued and unpaid dividends in May 2007.

The Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Debt” (“SFAS 150”) on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock shall be reclassified at fair value to a liability. The Company determined that each of the Series A, Series B and Series C preferred stock qualify as shares subject to mandatory redemption, and as such, were reclassified as liabilities upon adoption of SFAS 150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle of $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock is being accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption was $224,722 in the first quarter of 2004 and $123,003 in the first quarter of 2005. The Company has dividends in arrears as of December 31, 2004 of $649,692 and $726,529 as of March 31, 2005.

In December, 2004, the Company completed an exchange offer to the thirteen holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock in the amount of $2,867,900. Seven of the thirteen Series A holders elected the cash exchange option, and the face amount of $1,085,000 of Series A shares was exchanged on or before December 31, 2004 for cash payments of $723,370. A gain was recorded on this transaction in the amount of $458,310, the difference between the carrying amount and the cash settlement amount. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin Offshore Partners, L.P. The loan from Dolphin was in the form of a note in principal amount of $550,000 bearing 12% interest per annum payable interest only until due on May 20, 2005 and secured by a lien on the Company’s Tennessee and Kansas assets. Five of the thirteen Series A holders elected to participate in a drilling program in exchange for their Series A Shares, and on December 31, 2004 the amount of $1,582,900 of Series A Shares plus accrued dividends of $31,658 were exchanged for approximately 6.5 Units in an eight-well drilling program in Kansas (the “Drilling Program”). A liability was recorded for the Drilling Program in the amount of $1,755,603 and “Shares subject to mandatory redemption” was reduced by the same amount. The Drilling Program liability recorded represents the estimated fair value of the liability calculated upon adoption of SFAS 150 less accretion, from such date to the date of the exchange. The remaining 1.5 units in the Drilling Program continue to be owned by the Company.

Under the terms of the Drilling Program, the former Series A holders participating in the Drilling Program will receive all the cash flow from each of eight wells to be drilled in Kansas, until they have recovered 80% of the value of the Series A Shares exchanged. At that point, the Company will begin to receive 85% of the cash flow from these wells as a management fee, and the former Series A owners will continue to receive 15% of the cash flow for the productive life of the wells. In summary twelve of the 13 holders of Series A holders exchanged their Series A Shares. As a result, the Company has remaining only one Series A shareholder, holding Series A Shares, in the face amount of $200,000.

During the first quarter of 2005 the Company completed two wells of the eight well Drilling Program. The Company reduced the Drilling Program liability by $438,901 and offset oil and gas properties by the corresponding amount. This represents 25% of the Drilling Program liability on December 31, 2004.

(7) Asset Retirement Obligation

In accordance with SFAS 143, the Company has recorded a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

Management determined that the following assumptions in estimating the initial recording of the Company’s Asset Retirement Obligation were appropriate using a credit-

adjusted risk fee rate of 12%; an estimated useful life of wells ranging from 30-40 years and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well. Management continues to evaluate the appropriateness of these assumptions periodically.

For the first quarter of 2005 and 2004, the Company recorded accretion expenses of $20,222 and $18,342 associated with this liability. These expenses are included in interest expense in the consolidated statements of loss.

On March 4, 2005 the Company sold the Kansas gas wells, therefore the asset and the corresponding liability relating to asset retirement obligations on these wells was extinguished. The asset account was credited for $60,998 and the liability was removed in the amount of $133,397, therefore creating a gain on the extinguishment of future obligations in the amount of $72,399, which was credited to interest expense.

(8) Sale of Gas Wells

On March 4, 2005 the Company sold the Kansas gas wells, oil and gas leases and the associated gathering system in place in Rush County, Kansas to Bear Petroleum, Inc. for $2.4 million. The Company’s gas producing properties in Kansas were physically separated from the oil properties, and were all located in Rush County, Kansas consisting of 51 producing wells and associated gathering system. All proceeds of this sale, being the sales price less a sales commission of $50,000, were immediately paid to Dolphin Offshore Partners, L.P. to reduce the principal of the promissory note in amount of $2.5 million to $150,000. The Company recorded a credit to oil & gas properties of $2,350,000, the sale price net of commission.

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

The net proceeds of the Rights Offering have been used to pay non-bank indebtedness in the aggregate amount of approximately $6 million (including up to $3,850,000 in principal amount plus accrued interest owed by the Company to Dolphin) and to pay $1,157,000 as a portion of the Company’s settlement with Bank One. The balance of the net proceeds was used for working capital purposes, including the drilling of additional wells. Costs incurred in connection with the Rights Offering were $223,003.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations and Financial Condition

         Kansas

During the first three months of 2005, the Company produced and sold 28,882 barrels of oil and 20,729 Mcf of natural gas from its Kansas Properties comprised of 131 producing oil wells and 51 producing gas wells. The gas production was only for the month of January as the gas field was sold on March 4, 2005 with production retroactive to February of 2005. (See “Liquidity and Capital Resources”).The first three months production of 28,882 barrels of oil compares to 29,635 barrels produced in the first three months of 2004. In summary, the three months production reflected expected continued production levels from the Kansas Properties, which have been in production for many years. The decrease in oil production reflects a normal decline curve for the Kansas properties. The revenues from the Kansas properties were $1,125,553 in the first three months of 2005 compared to $999,707 in 2004. This increase was due to the higher prices for oil, but was partially offset by only one month of gas revenues.

      Tennessee

During the first three months of 2005, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company (“Eastman”).

Natural gas production from the Swan Creek field for the first three months of 2005 was an average of 479 Mcf per day during that period as compared to 617 Mcf per day in the first three months of 2004. The first three months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first three months of 2005 the Company produced 2,564 barrels of oil as compared to 3,844 in 2004. This natural decline is normal for any producing oil and gas well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

      Comparison of the Quarters Ended March 31, 2005 and 2004.

The Company recognized $1,407,649 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first quarter of 2005 compared to $1,332,350 in the first quarter of 2004. The increase in revenues was due to an increase in oil prices in 2005. The revenue increase due to oil price increases were offset by Kansas gas production for only one month due to the sale of the gas field in Kansas. Kansas gas sales in 2005 were $72,471 (one month) as compared to $214,203 (three months) in 2004. Oil prices in the first quarter of 2005 averaged $47.90 per barrel as compared to $33.15 per barrel in the first quarter of 2004.

The Company realized a net loss attributable to common shareholders of $418,351 ($0.01) per share of common stock, during the first quarter of 2005 compared to a net loss in the first quarter of 2004 to common shareholders of $1,216,305 ($0.07) per share of common stock

Production costs and taxes in the first quarter of 2005 of $785,122 decreased from $871,581 in the first quarter of 2004. The difference is due to management’s cost-controlling efforts and the sale of the Kansas gas field.

Depreciation, depletion, and amortization expense for the first quarter of 2005 was $479,308 compared to $589,822 in the first quarter of 2004. This is due to a reduction in depletion and depreciation taken due to the sale of the Kansas gas field and equipment becoming fully depreciated in late 2004.

                        During the first quarter of 2005, general and administrative costs remained at 2004 levels.

Professional fees, in the first quarter of 2005 were $137,122 compared to $297,875 in the same period in 2004. These fees have substantially decreased as a result of the settlement of the Bank One and Paul Miller lawsuits in 2004.

Interest expense for the first quarter of 2005 decreased from the first quarter of 2004 to $156,072 from $522,727. The substantial decrease is the result of the payoff of the Bank One loan and the Dolphin notes and the conversion of shares subject to mandatory redemption into a drilling program and cash payoff in 2004. Additionally the Company recorded a gain of $72,399 in the first quarter of 2005 relating to the extinguishment of asset retirement obligation on the wells that were sold in Kansas that was offset to interest expense.

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

On March 4, 2005, the Company sold its gas producing properties in Rush County, Kansas for $2.4 million and used the net proceeds of the sale to pay down the $2.5 million debt to Dolphin, incurred by the Company to fund the settlement of the litigation with Bank One in May, 2004. This had the effect of reducing the payment of high interest on this note, and reducing the total secured debt owed by the Company to $700,000 as of the date of this report, consisting of about $150,000 remaining principal of the $2.5 million note, and the principal of the $550,000 note used for the cash exchange of Series A Shares. See Note 5 to the financial statements.

As a result of the payment of this secured and unsecured debt, and the exchange of most of its Series A Shares, management believes the Company is now better positioned to both establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so. Until the Company is able to establish such a relationship, it will be necessary to fund its operations, including capital expenditures for the acquisition, exploration and development of oil and gas reserves from other sources, such as the rights offering as well as equity investment, private loans or a joint venture with other companies, as to which there can be no assurances. In addition to its operational cash requirements, the Company also has a significant amount of loans and other obligations which will either become due or mature on May 20, 2005, including secured promissory notes due to Dolphin in the principal amount of $700,000 plus interest thereon, as well as the payment of the accrued distributions on the Company’s Series B 8% Cumulative Convertible Preferred Stock and the scheduled redemption of both the Series B and Series C 6% Cumulative Convertible Preferred Stock which become due on September 5, 2005 and April 30, 2007.

On October 17, 2003, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On February 13, 2004, the SEC deemed the Registration Statement on Form S-1 effective. The Rights Offering closed on March 18, 2004 all 36.3 million shares offered had been subscribed and, as a result, the Company raised approximately $9.1 million

         Critical Accounting Policies

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

                  Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs were recorded in 2005 or 2004.

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

         ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $29.77 per barrel to a high of $51.12 per barrel during 2004. Gas price realizations ranged from a monthly low of $4.11 per Mcf to a monthly high of $7.78 per Mcf during the same period. The Company did not enter into any hedging agreements in 2004 or in the first three months of 2005, to limit exposure to oil and gas price fluctuations.

      Interest Rate Risk

At March 31, 2005, the Company had debt outstanding of approximately $700,000 at a fixed rate. The Company did not have any open derivative contracts relating to interest rates at March 31, 2005.

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

         Changes in Internal Controls

During the period covered by this report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

      PART II OTHER INFORMATION

      ITEM 5 OTHER INFORMATION

Two wells of the eight-well drilling program in Kansas have been drilled and completed. Both are currently producing oil from the Arbuckle formation. Both were located by using three dimensional seismic analyses. The last four wells the Company has drilled in Kansas using 3D have all been successful. This is a technique the Company plans to continue to use to evaluate both newly acquired Kansas acreage and existing properties that have been held by production and have potential additional drilling locations remaining. A third well in the program is in the early stages of drilling preparations and drilling should commence shortly. The Company will continue to focus on Kansas drilling opportunities where its lease positions and results to date increase geological control of drilling and diminishes risk.

On April 28, 2005 the Company rescinded the issuance of 250,000 shares of the Company’s common stock on December 28, 2004 to the three current members of the Company’s Audit Committee of the Board of Directors as consideration for their services in that capacity. The Company anticipates that an identical number of shares will be issued in the future to the Company’s Audit Committee members upon shareholder approval of any such issuance.

      ITEM 6 EXHIBITS

      (a)  The following exhibits are filed with this report

        31.1 Certification of the President, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

        31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14

        32.1 Certification of the President, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

      Dated: May 11, 2005

      TENGASCO, INC.

s/Jeffrey R. Bailey Jeffrey R. Bailey, President
s/Mark A. Ruth Mark A. Ruth, Chief Financial Officer

      Exhibit 31.1 CERTIFICATION

      I, Jeffrey R. Bailey

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2005.

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

             Dated: May 11, 2005

s/Jeffrey R. Bailey Jeffrey R. Bailey, President

      Exhibit 31.2 CERTIFICATION

        I, Mark A. Ruth, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2005.

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

             Dated: May 11, 2005

s/Mark A. Ruth Mark A. Ruth, Chief Financial Officer

      Exhibit 32.1

      CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

               Dated: May 11, 2005

s/Jeffrey R. Bailey Jeffrey R. Bailey, President

      Exhibit 32.2

      CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

                               Dated: May 11, 2005

s/Mark A. Ruth Mark A. Ruth, Chief Financial Officer