Form 10-Q
period 2005-06-30
TENGASCO INC
filed 2005-08-11
CIK 1001614

Microsoft Word 11.0.5604;

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries
(Exact name of small business issuer as specified in its charter)

Tennessee State or other jurisdiction of Incorporation or organization	87-0267438 (IRS Employer Identification No.)

10215 Technology Drive N.W. Suite 301
Knoxville, TN 37932
(Address of principal executive offices)

(865-675-1554)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,677,828 common shares at June 30, 2005.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3-4
	* Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2005 and 2004	5
	* Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2005	6
	* Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	7
	* Notes to Condensed Consolidated Financial Statements	8-14
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-19
	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19-20
	ITEM 4. CONTROLS AND PROCEDURES	20
PART II.	OTHER INFORMATION
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
	ITEM 5. OTHER INFORMATION	21
	ITEM 6. EXHIBITS	22
	* SIGNATURES * CERTIFICATIONS	22 23-26

TENGASCO, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (Unaudited)	December 31,2004

Assets
Current
Cash and cash equivalents	$102,100	$267,735
Accounts receivable	734,316	706,752
Participant receivables	18,819	73,016
Inventory	425,423	341,745
Other current assets	26,447	67,526

Total current assets	1,307,105	1,456,774
Oil and gas properties, net (on the basis
of full cost accounting)	10,096,837	12,826,903
Pipeline facilities, net	14,237,243	14,602,639
Other property and equipment, net	304,331	323,433

	$25,945,516	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALNCE SHEETS

LIABILITIES AND STOCKHOLDERS EQUITY

	June 30, 2005 (Unaudited)	December 31,2004

Current liabilities
Current maturities of long-term debt	$63,661	$26,672
Accounts payable	430,111	319,820
Accrued interest payable	7,000	25,367
Other accrued liabilities	231,472	211,622
Notes payable to related parties (Note 5)	700,000	3,050,000
Drilling program (Note 6)	658,351	1,316,702
Current shares subject to mandatory redemption (Note 6)	3,429,552	3,260,312

Total current liabilities	5,520,147	8,210,495
Shares subject to mandatory redemption (Note 6)	1,464,068	1,395,301
Drilling program (Note 6)	438,901	438,901
Asset retirement obligations (Note 7)	596,283	708,677
Long term debt, less current maturities	127,321	106,688

Total liabilities	8,146,720	10,860,062

Stockholders' equity
Common stock, $.001 par value; authorized 100,000,000 shares;
48,677,828 and 48,927,828 shares issued and outstanding	48,678	48,928
Additional paid-in capital	51,686,533	51,686,283
Accumulated deficit	(33,936,415)	(33,385,524)

Total stockholders' equity	17,798,796	18,349,687

	$25,945,516	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income
Oil and gas revenues	$1,589,693	$1,380,289	$2,997,342	$2,712,639
Pipeline transportation revenues	21,973	24,676	44,655	47,917
Interest income	431	1,695	1,118	2,446

Total revenues and other income	1,612,097	1,406,660	3,043,115	2,763,002
Cost and other deductions
Production costs and taxes	696,361	667,851	1,481,483	1,539,432
Depletion, depreciation and amortization	477,846	564,984	957,154	1,173,148
Interest expense	196,918	274,854	352,990	779,239
General and administrative cost	315,740	282,266	606,850	570,626
Public Relations	546	1,750	1,181	4,032
Professional fees	57,226	233,403	194,348	531,278

Total cost and other deductions	1,744,637	2,025,108	3,594,006	4,597,755
Gain from extinguishment of debt	0	336,820	0	336,820

Net loss attributable to commom shareholders	$(132,540)	$(281,628)	$(550,891)	$(1,497,933)

Net loss attributable to common shareholders
per share basic and diluted:
Operations	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Total	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average share outstanding	48,677,828	48,506,977	48,677,828	33,115,395

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31,
2004	48,927,828	$48,928	$51,686,283	$(33,385,524)	$18,349,687
Rescinded Shares	(250,000)	(250)	250	--	0
Net Loss	--	--	--	(550,891)	(550,891)

Balance June 30, 2005
(Unaudited)	48,677,828	$48,678	$51,686,533	$(33,936,415)	$17,798,796

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2005 (unaudited)	For the Six Months Ended June 30, 2004 (unaudited)

Operating activities
Net loss	$(550,891)	$(1,497,933)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	957,154	1,173,148
Accretion of redeemable shares	246,007	404,292
Accretion on Asset Retirement Obligation	39,007	36,684
Gain on extinguishment of Asset Retirement Obligation	(72,399)	--
Loss on sale of vehicles/equipment	12,670	(7,500)
Gain on sale of pipeline facilities	(17,605)	--
Changes in assets and liabilities:
Accounts receivable	(27,564)	(81,109)
Participant receivables	54,197	(4,730)
Other current assets	41,079	223,003
Inventory	(83,678)	--
Other assets	--	(115,247)
Investments	--	60,000
Accounts payable	110,291	(758,598)
Accrued interest payable	(18,367)	(209,322)
Other accrued liabilities	19,850	129,304
Settlement on Asset Retirement Obligations	(18,004)	--

Net cash provided by (used in) operating activities	691,747	(648,008)

Investing activities
Increase/decrease to other property & equipment	(86,583)	14,834
Net additions to oil and gas properties	(219,934)	(720,397)
Sale of Kansas gas field (See Note 8)	2,350,000	--
Increase/decrease in pipeline facilities	97,395	(8,511)

Net cash provided by (used in) investing activities	2,140,878	(714,074)

Financing activities
Proceeds from exercise of options	--	71,000
Proceeds from borrowings	106,721	2,725,000
Repayments of borrowings	(2,438,630)	(10,088,254)
Decrease in Drilling Program liability	(658,351)	--
Dividends paid on redeemable liabilities	(8,000)	(319,750)
Loan fee amortization	--	107,955
Net proceeds from rights offering	--	8,858,827

Net cash (used in) provided by financing activities	(2,998,260)	1,354,778

Net change in cash and cash equivalents	(165,635)	(7,304)
Cash and cash equivalents, beginning of period	267,735	312,666

Cash and cash equivalents, end of period	$102,100	$305,362

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

   (1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gross carry-forwards have been fully reserved. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K.

   (2) Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses through operations and has an accumulated deficit of $33,936,415 and a working capital deficit of $4,213,042 as of June 30, 2005. During 2002, the Company was informed by its primary lender (Bank One) that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute by settlement of the debt in May 2004. As a result, the Company continues to pursue other long-term financing. The Company also has significant redemption amounts due to be satisfied in 2005 related to its Mandatorily Redeemable Series B Preferred Shares (see Note 6). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

On March 4, 2005, the Company sold its gas producing properties in Rush County, Kansas for $2.4 million and used the net proceeds of the sale to pay down the $2.5 million debt to Dolphin Offshore Partners, L.P. (“Dolphin”), incurred by the Company to fund the settlement of the litigation with Bank One in May, 2004. This has the effect of reducing the payment of high interest on this note, and reducing the total secured debt owed by the Company to $700,000 as of the date of this Report, consisting of about $150,000 remaining principal of the $2.5 million note, and the principal of the $550,000 note used for the cash exchange to holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”). See Note 5 to the financial statements.

As a result of the payment of this secured and unsecured debt, and the exchange of most of its Series A Shares, management believes the Company is now better positioned to both establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so. Until the Company is able to establish such a relationship, it will be necessary to fund its operations, including capital expenditures for the acquisition, exploration and development of oil and gas reserves from other sources, such as equity investment, private loans or a joint venture with other companies, as to which there can be no assurances. In addition to its operational cash requirements, the Company also has a significant amount of loans and other obligations which will either become due or mature on August 20, 2005, including secured promissory notes due to Dolphin in the principal amount of $700,000 plus interest thereon, as well as the payment of the accrued distributions on the Company’s Series B 8% Cumulative Convertible Preferred Stock (“Series B Shares”) and the scheduled redemption of both the Series B shares and Series C 6% Cumulative Convertible Preferred Stock which become due on September 5, 2005 and April 30, 2007.

Management’s plans also include the continuation of its drilling efforts. The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. In September 2004, the Company drilled and completed the Lewis No. 3 well in Kansas using only funds from the proceeds of the Company’s ongoing operations. By using the Company’s own funds, it was not necessary to permit any third party to either participate in financing of drilling or to acquire any interest in the well. The Company receives all proceeds of production attributable to the working interest in the Lewis No. 3 well. The Company has also drilled three wells in the six months of 2005 as part of a drilling program in Kansas. See Part II, Item 5.

(3) Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic and diluted loss per share are based on 48,677,828 and 48,506,977 weighted average shares outstanding for the quarters ended June 30, 2005 and June 30, 2004 respectively, and 48,677,828 and 33,115,395 for the six months ended June 30, 2005 and June 30, 2004 respectively.

For the three-month and six month periods ended June 30, 2005 and 2004, the Company had no vested, unexercised, in the money options. As the Company was in a net loss position, any potential common share equivalents would have been anti-dilutive.

The Company adopted the disclosure provision of the Statement of Financial Accounting Standards (SFAS or statement) No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have an affect on the Company’s June 30, 2005 consolidated results of operations, financial position, or cash flows, as there were no options granted in 2004 or the first six months of 2005.

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

   (4) Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, “Whether Mineral Rights are Tangible or Intangible Assets,”(“EITF 04-02”) are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The Financial Accounting Standards Board (“FASB”) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically the Company has included the cost of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect Tengasco’s consolidated condensed financial statements.

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

On May 18, 2004, Dolphin loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan is secured by a first lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The proceeds of the loan were used to fund in part the settlement with the Company’s former lender, Bank One. On December 30, 2004, Dolphin loaned the Company $550,000 bearing interest at 12% per annum with interest payable monthly and principal payable on May 20, 2005, which loan is secured by the first lien on the Company’s Tennessee and Kansas properties and the Tennessee pipeline. On March 4, 2005, Dolphin was paid $2,350,000 to reduce the principal of the promissory note dated May 18, 2004 in the original amount of $2,500,000, to $150,000 from the proceeds received from the sale of the Company’s Kansas gas fields (See Note 8). The balance owed on the two outstanding notes to Dolphin at March 31, 2005 was $700,000. These notes were replaced with a new note to Dolphin Offshore Partners for $700,000 payable on August 20, 2005, which is the balance due as of June 30, 2005.

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

The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock is being accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption was $224,722 in the first quarter of 2004 and $123,003 in the first quarter of 2005. The Company has dividends in arrears as of December 31, 2004 of $649,692 and $803,365 as of June 30, 2005.

In December, 2004, the Company completed an exchange offer to the thirteen holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock in the amount of $2,867,900. Seven of the thirteen Series A holders elected the cash exchange option, and the face amount of $1,085,000 of Series A shares was exchanged on or before December 31, 2004 for cash payments of $723,370. A gain was recorded on this transaction in the amount of $458,310, the difference between the carrying amount and the cash settlement amount. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin Offshore Partners, L.P. The loan from Dolphin was in the form of a note in principal amount of $550,000 bearing 12% interest per annum payable interest only until due on May 20, 2005 and secured by a lien on the Company’s Tennessee and Kansas assets. This note has been replaced and extended until August 20, 2005. Five of the thirteen Series A holders elected to participate in a drilling program in exchange for their Series A Shares, and on December 31, 2004 the amount of $1,582,900 of Series A Shares plus accrued dividends of $31,658 were exchanged for approximately 6.5 Units in an eight-well drilling program in Kansas (the “Drilling Program”). A liability was recorded for the Drilling Program in the amount of $1,755,603 and “Shares subject to mandatory redemption” was reduced by the same amount. The Drilling Program liability recorded represents the estimated fair value of the liability calculated upon adoption of SFAS 150 less accretion, from such date to the date of the exchange. The remaining 1.5 units in the Drilling Program continue to be owned by the Company.

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

During the first six months of 2005 the Company completed three wells of the eight well Drilling Program. The Company reduced the Drilling Program liability by $658,351 and offset oil and gas properties by the corresponding amount. This represents 37.5% of the Drilling Program liability on December 31, 2004.

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

Management determined that the following assumptions in estimating the initial recording of the Company’s Asset Retirement Obligation were appropriate using a credit-adjusted risk fee rate of 12%; an estimated useful life of wells ranging from 30-40 years and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well. Management continues to evaluate the appropriateness of these assumptions periodically.

For the first six months of 2005 and 2004, the Company recorded accretion expenses of $39,007 and $36,684 associated with this liability. These expenses are included in interest expense in the consolidated statements of loss.

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

   (8) Sale of Gas Wells

On March 4, 2005 the Company sold the Kansas gas wells, oil and gas leases and the associated gathering system in place in Rush County, Kansas to Bear Petroleum, Inc. for $2.4 million. The Company’s gas producing properties in Kansas were physically separated from the oil properties, and were all located in Rush County, Kansas consisting of 51 producing wells and associated gathering system. All proceeds of this sale, being the sales price less a sales commission of $50,000, were immediately paid to Dolphin Offshore Partners, L.P. to reduce the principal of the promissory note to Dolphin in the amount of $2.5 million to $150,000. The Company recorded a credit to oil & gas properties of $2,350,000, the sale price net of commission.

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

The net proceeds of the Rights Offering were used to pay non-bank indebtedness in the aggregate amount of approximately $6 million (including up to $3,850,000 in principal amount plus accrued interest owed by the Company to Dolphin) and to pay $1,157,000 as a portion of the Company’s settlement with Bank One. The balance of the net proceeds was used for working capital purposes, including the drilling of additional wells. Costs incurred in connection with the Rights Offering were $223,003.

              ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Results of Operations and Financial Condition

               Kansas

During the first six months of 2005, the Company produced and sold 59,042 barrels of oil and 20,729 Mcf of natural gas from its Kansas Properties comprised of 131 producing oil wells and 51 producing gas wells. The gas production was only for the month of January as the gas field was sold on March 4, 2005 with production retroactive to February of 2005. (See “Liquidity and Capital Resources”). The first six months production of 59,042 barrels of oil compares to 58,742 barrels produced in the first six months of 2004. In summary, the six months production reflected expected continued production levels from the Kansas Properties, which have been in production for many years. The Company has begun drilling in Kansas as discussed in Part II Item 5 of this report. The revenues from the Kansas properties were $2,331,567 in the first six months of 2005 compared to $1,958,859 in 2004. This increase was due to the higher prices for oil, but was partially offset by only one month of gas revenues.

               Tennessee

During the first six months of 2005, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company .

Natural gas production from the Swan Creek field for the first six months of 2005 was an average of 483 Mcf per day during that period as compared to 635 Mcf per day in the first six months of 2004. The first six months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first six months of 2005 the Company produced 5,657 barrels of oil as compared to 7,211 in 2004. This natural decline is normal for any producing oil and gas well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

               Comparison of the Six Months Ended June 30, 2005 and 2004.

The Company recognized $2,997,342 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first six months of 2005 compared to $2,712,639 in the first six months of 2004. The increase in revenues was due to an increase in oil prices in 2005. The revenue increase due to oil price increases were offset by Kansas gas production for only one month due to the sale of the gas field in Kansas. Kansas gas sales in 2005 were $72,471 (one month) as compared to $405,498 (six months) in 2004. Oil prices in the first six months of 2005 averaged $49.10 per barrel as compared to $34.72 per barrel in the first six months of 2004.

The Company realized a net loss attributable to common shareholders of $550,891 ($0.01) per share of common stock, during the first six months of 2005 compared to a net loss in the first six months of 2004 to common shareholders of $1,497,933 ($0.05) per share of common stock.

Production costs and taxes in the first six months of 2005 of $1,481,483 decreased from $1,539,432 in the first six months of 2004. The difference is due to management’s cost-controlling efforts and the sale of the Kansas gas field.

Depreciation, depletion, and amortization expense for the first six months of 2005 was $957,154 compared to $1,173,148 in the first six months of 2004. This is due to a reduction in depletion and depreciation taken due to the sale of the Kansas gas field and equipment becoming fully depreciated in late 2004.

During the first six months of 2005, general and administrative costs remained at 2004 levels.

Professional fees, in the first six months of 2005 were $194,348 compared to $531,278 in the same period in 2004. These fees have substantially decreased as a result of the settlement of the Bank One and Paul Miller lawsuits in 2004.

Interest expense for the first six months of 2005 decreased from the first six months of 2004 to $352,990 from $779,239. The substantial decrease is the result of the payoff of the Bank One loan and the Dolphin notes and the conversion of shares subject to mandatory redemption into a drilling program and cash payoff in 2004. Additionally the Company recorded a gain of $72,399 in the first quarter of 2005 relating to the extinguishment of asset retirement obligation on the wells that were sold in Kansas that was offset to interest expense.

The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the Bank One loan less the settlement amount.

               Comparison of the Quarters Ended June 30, 2005 and 2004.

The Company recognized $1,589,693 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2005 compared to $1,380,289 in the second quarter of 2004. The increase in revenues was due to an increase in oil prices in 2005. The revenue increase due to oil price increases were offset by zero Kansas gas production. Kansas gas sales were $191,295 in 2004. Oil prices in the second quarter of 2005 averaged $50.29 per barrel as compared to $36.29 per barrel in the second quarter of 2004.

The Company realized a net loss attributable to common shareholders of $(132,540) ($0.00) per share of common stock, during the second quarter of 2005 compared to a net loss in the second quarter of 2004 to common shareholders of $(281,628) ($0.01) per share of common stock.

Production costs and taxes in the second quarter of 2005 of $696,361 remained stable from $667,851 in the second quarter of 2004.

Depreciation, depletion, and amortization expense for the second quarter of 2005 was $477,846 compared to $564,984 in the second quarter of 2004. This is due to a reduction in depletion and depreciation taken due to the sale of the Kansas gas field and equipment becoming fully depreciated in late 2004.

During the second quarter of 2005, general and administrative costs only slightly increased above 2004 levels.

Professional fees, in the second quarter of 2005 were $57,226 compared to $233,403 in the same period in 2004. These fees have substantially decreased as a result of the settlement of the Bank One and Paul Miller lawsuits in 2004.

Interest expense for the second quarter of 2005 decreased from the second quarter of 2004 to $196,918 from $274,854. The substantial decrease is the result of the payoff of the Bank One loan and the Dolphin notes and the conversion of shares subject to mandatory redemption into a drilling program and cash payoff in 2004.

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

As a result of the payment of this secured and unsecured debt, and the exchange of most of its Series A Shares, management believes the Company is now better positioned to both establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so. Until the Company is able to establish such a relationship, it will be necessary to fund its operations, including capital expenditures for the acquisition, exploration and development of oil and gas reserves from other sources, such as the rights offering as well as equity investment, private loans or a joint venture with other companies, as to which there can be no assurances. In addition to its operational cash requirements, the Company also has a significant amount of loans and other obligations which will either become due or mature on August 20, 2005, including secured promissory notes due to Dolphin in the principal amount of $700,000 plus interest thereon, as well as the payment of the accrued distributions on the Company’s Series B 8% Cumulative Convertible Preferred Stock and the scheduled redemption of both the Series B and Series C 6% Cumulative Convertible Preferred Stock which become due on September 5, 2005 and April 30, 2007.

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

Oil and Gas Reserves/Depletion Depreciationand Amortization of Oil and Gas Properties

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. There are no unproved properties as of this report.

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

                ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $29.77 per barrel to a high of $51.12 per barrel during 2004. Gas price realizations ranged from a monthly low of $4.11 per Mcf to a monthly high of $7.78 per Mcf during the same period. The Company did not enter into any hedging agreements in 2004 or in the first six months of 2005, to limit exposure to oil and gas price fluctuations.

                Interest Rate Risk

At June 30, 2005, the Company had debt outstanding of approximately $700,000 at a fixed rate. The Company did not have any open derivative contracts relating to interest rates at June 30, 2005.

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

      PART II OTHER INFORMATION

      ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, the Company issued 100,000 shares of its common stock each to two of its Directors and 50,000 to another Director for their services as members of the Company’s Audit Committee to rectify a prior issuance to these Directors in April, 2005 for the same amount of shares that had been rescinded. The Company also issued 4,000 shares of its common stock as part of the consideration for settlement of a minor lawsuit brought by a landowner regarding the Company’s right-of-way with respect to its pipeline.

      ITEM 5 OTHER INFORMATION

The Company currently owns approximately 19% of the working interest in an 8-well drilling program, with the remaining 81% working interest owned by certain of the former holders of the Company’s Series A preferred stock who exchanged that stock for their drilling program interests in December, 2004. Three of the eight wells in this drilling program wells in Kansas have been drilled and completed.

All three wells are currently producing oil from the Arbuckle formation. The third well, the Ridgway A No.4, began production on June 16, 2005 and has produced 1,954 barrels as of the end of July, 2005, a 44 barrel per day average with very little water being produced with the oil to date. As of July 31, 2005 the three wells drilled in this program have produced 3,780 barrels of oil. It is anticipated that the drilling of three additional wells in this eight-well program will begin late in August or September, 2005.

The three drilling program wells were located using a combination of three dimensional seismic analysis and the Company’s Kansas geologic database. The last five wells, including the three drilling program wells discussed above, drilled by the Company using these techniques have all been successful. The Company anticipates that it will continue to drill wells primarily targeting oil production in Kansas based on these recent drilling results and current economic conditions.

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

      Dated: August 11, 2005

      TENGASCO, INC.

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

      Exhibit 31.1 CERTIFICATION

      I, Jeffrey R. Bailey

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2005.

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

      Dated: August 11, 2005

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

      Exhibit 31.2 CERTIFICATION

        I, Mark A. Ruth, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2005.

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

      Dated: August 11, 2005

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

      Exhibit 32.1

      CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that: I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.

             Dated: August 11, 2005

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

      Exhibit 32.2

      CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that: I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. To the best of my knowledge this Quarterly Report on Form 10-Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d)); and, (ii) the information contained in this Report fairly present, in all material respects, the financial condition and results of operations of Tengasco, Inc. and its subsidiaries during the period covered by this report.

             Dated: August 11, 2005

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer