Form 10-K/A
period 2004-12-31
TENGASCO INC
filed 2005-09-13
CIK 1001614

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

         10215 Technology Drive Suite 301, Knoxville, Tennessee 3732
(Address of Principal Executive Offices) (Zip Code)

      Registrant’s telephone number, including area code: (865) 675-1554.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes / / No /X/

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004 closing price $0.38): $11,854,484

        State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (February 1, 2005): 48,927,828

This Amendment on Form No. 1 to Form 10-K amends our annual report for the year ended December 31, 2004 filed on March 31, 2005. There are four amendments to the Form 10-K. First, page 4 of the Form 10-K is amended to further clarify the relationship between actual production levels and proved reserves calculations in 2003 and 2004. Second, page F-6 is amended to reposition the “Net Loss” to be located before deducting dividends on preferred stock necessary to arrive at “net loss attributable to common stockholders.”  This affects only the year 2003, and has no effect on any calculation of net loss to common shareholders in any year. The third amendment is made on page F-12 to include an affirmative statement that the Company has no undeveloped unproved propterties so none were excluded from the full cost pool. The fourth amendment which is at page F-15 is to include additional information concerning the percentage of revenues supplied by customers contributing more than ten percent of revenues.

      Documents Incorporated By Reference: None.

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

        The experienced decline in actual production levels from existing wells in the Swan Creek Field was expected and does not diminish either the shut-in pressure or the Company’s proved producing reserves in the Swan Creek Field. The declines, however, suggest the production rates from some of the Company’s wells will continue to be slower, which may result in such wells lasting longer than originally expected. Although there can be no assurance, the Company expects these natural rates of decline will be less than the decline experienced to date, and that ongoing production from existing wells will tend to stabilize near current production levels. The Company anticipates that the natural decline of production from existing wells is now predictable in the Swan Creek Field, and that proven producing reserves can be extracted primarily through existing wells; however, the total volume of proved reserves in the Swan Creek field was reduced from 16.3 BCF reported in 2003 to 6.7 BCF in 2004, a reduction of 41%.

         In 2003 management had obtained state regulatory approval for drilling of infield wells in the Swan Creek field at increased density of wells. Management expected that an increased density of wells within the existing Swan Creek field would result in additional reserves and reported those reserves as proven in accordance with reservoir engineering standards. In 2004, the Company drilled and tested two new infield developmental wells in the Swan Creek field as discussed above. Contrary to the expectations for additional infield developmental wells, drilling and testing results of the first two wells indicated that the current wells in production in the Swan Creek Field would be capable of and would likely produce all the remaining reserves, in that Field and that only limited additional gas reserves could be added with additional infield developmental drilling. Accordingly, the proven reserves associated with the increased number of infield developmental wells in 2003 were not included in the proven reserves reported by the Company in 2004, resulting in a volume change from 16.3 BCF in 2003 to 6.7 BCF in 2004 of total proven gas reserves in the Swan Creek Field. See Note 18 to the Consolidated Financial Statements. This change was almost entirely related to undeveloped locations that management now believes do not have a likelihood of being drilled in the future, and was not related in any manner to the natural decline in production experienced in 2004 from existing wells in the Swan Creek Field as discussed above.

4

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

5

      Tengasco, Inc. and Subsidiaries

Consolidated Statements of Loss

Years ended December 31,	2004	2003	2002
Revenues and other income
Oil and gas revenues	$6,013,374	$6,040,872	$5,437,723
Pipeline transportation revenues	92,599	163,393	259,677
Interest Income	3,501	985	3,078

Total revenues and other income	6,109,474	6,205,250	5,700,478

Costs and expenses
Production costs and taxes	3,364,429	3,412,201	3,094,731
Depreciation, depletion and amortization
(Notes 4, 5 and 6)	2,067,566	2,308,007	2,413,597
General and administrative	1,177,183	1,486,280	1,868,141
Interest expense (Notes 9, 10 and 13)	1,367,180	1,120,738	578,039
Public relations	35,347	31,183	193,229
Professional fees	779,180	549,503	707,296
Loss on impairment of long-lived asset	-	495,000	-
Loss on sale of equipment, net	107,744	-	-

Total costs and expenses	8,898,629	9,402,912	8,855,033

Operating loss	(2,789,155)	(3,197,662)	(3,154,555)
Gain from extinguishment of debt (Note 16)	336,820	-	-
Gain on Preferred Stock (Note 9)	458,310	-	-

Net loss before
Cumulative effects of a changes in accounting principle	(1,994,025)	(3,197,662)	(3,154,555)
Cumulative effect of a change in accounting principle (Note 10)	-	(351,204)	-
Cumulative effect of a change in accounting principle (Note 9)	-	365,675	-

Net loss	(1,994,025)	(3,183,191)	(3,154,555)
Dividends on preferred stock (Note 9)	-	(268,389)	(506,789)

Net loss attributable to common stockholders	$(1,994,025)	$(3,451,580)	$(3,661,344)

Net loss attributable to common stockholders per shares
Basic and diluted:
Net loss attributable to common stockholders before cumulative effects of a changes in accounting principle	$(0.05)	$(0.29)	$(0.33)
Cumulative effect of a change in accounting principle (Note 10)	-	(0.03)	-
Cumulative effect of a change in accounting principle (Note 9)		0.03	-

Total	$(0.05)	$(0.29)	$(0.33)

Weighted average shares outstanding	40,855,972	11,956,135	11,062,436

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.The Company has no undeveloped unproved properties and consequently no such properties have been excluded from the full cost pool. These reserves were estimated by Ryder Scott Company, Petroleum Consultants in 2004, 2003 and 2002.

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

In 2002, the Company received 46.8 percent of its revenues from Customer A; 32.3 percent of its revenues from Customer B; and 13.9 percent of its revenues from Customer C.

In 2003, the Company received 45.9 percent of its revenues from Customer A; 28.1 percent of its revenues from Customer B; and 15.7 percent of its revenues from Customer C.

In 2004, the Company received 59.3 percent of its revenues from Customer A; 18.2 percent of its revenues from Customer B; and 14.4 percent of its revenues from Customer C.

In each of the years 2002 through 2004, the identity of the customers indicated above as either A, B, or C was the same from year to year, although the percentage of revenues varied slightly from year to year for that customer.

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