Form 10-Q
period 2005-09-30
TENGASCO INC
filed 2005-11-10
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

Commission File No. 0-20975

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	87-0267438

State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

10215 Technology Drive N.W. Suite 301
Knoxville, TN 37932
(Address of principal executive offices)

(865-675-1554)
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,499,448 common shares at September 30, 2005.

TENGASCO, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS * Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3-4
	* Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	5
	* Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2005 and 2004	6
	* Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	7
	* Notes to Condensed Consolidated Financial Statements	8-16
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-21
	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21-22
	ITEM 4. CONTROLS AND PROCEDURES	22-23
PART II.	OTHER INFORMATION
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23-24
	ITEM 5. OTHER INFORMATION	24-25
	ITEM 6. EXHIBITS	26
	* SIGNATURES	26
	* EXHIBITS	27-30

TENGASCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005 (Unaudited)	December 31,2004
Assets
Current
Cash and cash equivalents	$88,865	$267,735
Accounts receivable	856,022	706,752
Participant receivables	7,842	73,016
Inventory	425,423	341,745
Other current assets	6,172	67,526

Total current assets	1,384,324	1,456,774
Oil and gas properties,net (on the basis
of full cost accounting)	9,667,827	12,826,903
Pipeline facilities, net	14,105,244	14,602,639
Other property and equipment, net	264,456	323,433

	$25,421,851	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005 (Unaudited)	December 31,2004
Current liabilities
Current maturities of long-term debt	$56,546	$26,672
Accounts payable	384,876	319,820
Accrued interest payable	--	25,367
Other accrued liabilities	201,476	211,622
Notes payable to related parties (Note 5)	2,514,000	3,050,000
Drilling program (Note 6)	--	1,316,702
Current shares subject to mandatory redemption (Note 6)	98,876	3,260,312

Total current liabilities	3,255,774	8,210,495
Shares subject to mandatory redemption (Note 6)	120,848	1,395,301
Drilling program (Note 6)	438,901	438,901
Asset retirement obligations (Note 7)	566,283	708,677
Long term debt, less current maturities	113,093	106,688

Total liabilities	4,494,899	10,860,062

Stockholders' equity
Common stock, $.001 par value; authorized 100,000,000 shares;
58,499,448 and 48,927,828 shares issued and outstanding	58,499	48,928
Additional paid-in capital	54,143,087	51,686,283
Accumulated deficit	(33,274,634)	(33,385,524)

Total stockholders' equity	20,926,952	18,349,687

	$25,421,851	$29,209,749

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues and other income
Oil and gas revenues	1,853,885	$1,536,739	$4,851,227	$4,249,378
Pipeline transportation revenues	25,683	21,952	70,338	69,869
Interest income	21	472	1,139	2,918

Total revenues and other income	1,879,589	1,559,163	4,922,704	4,322,165
Cost and other deductions
Production costs and taxes	747,705	864,350	2,229,188	2,403,782
Depletion, depreciation and amortization	473,875	528,642	1,431,029	1,665,106
Interest expense	105,913	311,655	458,903	1,127,578
General and administrative cost	412,869	326,375	1,019,719	897,001
Public Relations	605	29,079	1,786	33,111
Professional fees	54,263	127,137	248,611	658,415

Total cost and other deductions	1,795,230	2,187,238	5,389,236	6,784,993
Loss on sale of equipment	--	(107,744)	--	(107,744)
Gain from extinguishment of debt	577,422	--	577,422	336,820

Net income/ loss attributable to common
shareholders	$661,781	$(735,819)	$110,890	$(2,233,752)

Net income/ loss attributable to common
shareholders per share basic and diluted:
Operations	$0.01	$(0.02)	$0.00	$(0.06)

Total	$0.01	$(0.02)	$0.00	$(0.06)

Weighted average shares outstanding	51,374,620	48,506,977	49,750,556	38,283,371

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31,
2004	48,927,828	$48,928	$51,686,283	$(33,385,524)	$18,349,687
Net Income	-	-	-	110,890	110,890
Options	-	-	56,020	-	56,020
Lawsuit Settlement	4,000	4	19,366	-	19,370
Conversion of Preferred
Stock	9,567,620	9,567	2,381,418	-	2,390,985

Balance September 30,
2005 (Unaudited)	58,499,448	$58,499	$54,143,087	(33,274,634)	20,926,952

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2005 (unaudited)	For the Nine Months Ended September 30, 2004 (unaudited)

Operating activities
Net income/ loss	$110,890	$(2,233,752)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	1,431,029	1,665,106
Accretion of redeemable shares	246,007	653,568
Accretion on Asset Retirement Obligation	39,007	55,026
Gain on extinguishment of Asset Retirement Obligation	(72,399)	-
Loan fee amortization	-	107,956
Gain on exchange of redeemable liabilities	(577,422)	-
Amortization of stock options & warrants	74,470	-
Loss on sale of vehicles/equipment	12,670	100,244
Gain on sale of pipeline facilities	(17,605)	-
Changes in assets and liabilities:
Accounts receivable	(149,270)	(168,544)
Participant receivables	65,174	(5,169)
Other current assets	61,354	223,003
Inventory	(83,678)	(80,626)
Other assets	-	(80,827)
Investments	-	150,000
Accounts payable	65,056	(705,811)
Accrued interest payable	(25,367)	(209,321)
Other accrued liabilities	(10,146)	10,076
Settlement on Asset Retirement Obligations	(48,004)	-

Net cash provided by (used in) operating activities	1,121,766	(519,071)

Investing activities
Increase/decrease to other property & equipment	(86,583)	257,834
Net additions to oil and gas properties	(90,924)	(1,005,187)
Sale of Kansas gas field (See Note 8)	2,350,000	-
Increase/decrease in pipeline facilities	95,395	(9,186)

Net cash provided by (used in) investing activities	2,267,888	(756,539)

Financing activities
Exchange of redeemable liabilities	(4,435,889)	-
Proceeds from exercise of options	-	71,000
Proceeds from borrowings	1,920,721	2,725,000
Repayments of borrowings	(2,459,972)	(10,117,356)
Decrease in Drilling Program liability	(1,316,702)	-
Dividends paid on redeemable liabilities	(8,000)	(377,108)
Exchange of redeemable liabilities for cash & common stock	2,731,318	-
Net proceeds from rights offering	-	8,848,341

Net cash (used in) provided by financing activities	(3,568,524)	1,149,877

Net change in cash and cash equivalents	(178,870)	(125,733)
Cash and cash equivalents, beginning of period	267,735	312,666

Cash and cash equivalents, end of period	$88,865	$186,933

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

   (1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Additionally, deferred income taxes and income tax expense is not reflected in the Company’s financial statements due to the fact that the Company has had recurring losses and deferred tax assets arising from net operating gross carry-forwards have been fully reserved. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K.

   (2)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses through operations and has an accumulated deficit of $33,274,634 and a working capital deficit of $1,871,450 as of September 30, 2005. During 2002, the Company was informed by its primary lender (Bank One) that the entire amount of its outstanding credit facility was immediately due and payable, as provided for in the Credit Agreement. The Company disputed its obligation to make this payment and has resolved the dispute by settlement of the debt in May 2004. As a result, the Company continues to pursue other long-term financing. The Company also had significant redemption amounts due to be satisfied in 2005 related to its Cumulative Convertible Series B Preferred Shares (see Note 6). These circumstances raised substantial doubt about the Company’s ability to continue as a going concern. These items have now been resolved by the Company.

On March 4, 2005, the Company sold its gas producing properties in Rush County, Kansas for $2.4 million and used the net proceeds of the sale to pay down the $2.5 million debt to Dolphin Offshore Partners, L.P. (“Dolphin”), incurred by the Company to fund the settlement of the litigation with Bank One in May, 2004. This had the effect of reducing the payment of high interest on this note, and reducing the total secured debt owed by the Company to $700,000 as of March 4, 2005, consisting of $150,000 remaining principal of the $2.5 million note, and the principal of a $550,000 note evidenced by the loan from Dolphin to the Company used for the cash exchange to holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”). See Note 5 to the financial statement. Dolphin is the Company’s largest shareholder. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management Inc., the general partner of Dolphin.

On August 22, 2005 all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”) having a total aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. As a result of the exchange, as of August 22, 2005 the Company no longer has any holders of Series B or C preferred stock and no further obligations under any Series B and C shares.

Holders of approximately 54.3% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184. The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin. The loan from Dolphin was evidenced by a promissory note dated August 22, 2005 secured by a lien on the Company’s assets and bearing 12% interest per annum payable interest only monthly until the principal amount of the note becomes due on December 31, 2005.

After the end of the period covered by this Report, on October 5, 2005, Hoactzin Partners, L.P. (“Hoactzin”) surrendered to the Company the two outstanding promissory notes dated December 30, 2004 and August 22, 2005 made by the Company to Dolphin in the aggregate principal amount of $2,514,000. In exchange for the surrender of these notes, the Company entered into an agreement granting Hoactzin a 94.3% working interest in a twelve-well drilling program to be undertaken by the Company on its properties in Kansas. The Company will retain the remaining 5.7% working interest in the drilling program. Peter E. Salas, is the controlling person of Hoactzin. This transaction is not reflected in the financial statements as of September 30, 2005.

As a result of the exchange and retirement of these two outstanding notes to Dolphin, the Company no longer has any material debt other than approximately $170,000 in purchase-money financing for equipment. In addition, the total face value of the Company’s outstanding preferred stock is now $200,000. The Company’s assets in Tennessee and Kansas are also now free of liens as of the date of filing of this Report.

As a result of the foregoing, management believes the Company is now better positioned to establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so.

Management’s plans also include the continuation of its drilling efforts. The Company plans to drill wells in new locations it has identified in Kansas on its existing leases in response to drilling activity in the area establishing new areas of oil production. In September 2004, the Company drilled and completed the Lewis No. 3 well in Kansas using only funds from the proceeds of the Company’s ongoing operations. By using the Company’s own funds, it was not necessary to permit any third party to either participate in financing of drilling or to acquire any interest in the well. The Company receives all proceeds of production attributable to the working interest in the Lewis No. 3 well. The Company has also drilled eight wells in the first nine months of 2005 as part of a drilling program in Kansas. See Part II, Item 5. All of these wells were drilled using operating cash flow.

   (3)  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic and diluted income/loss per share are based on 51,374,620 and 48,506,977 weighted average shares outstanding for the quarters ended September 30, 2005 and September 30, 2004 respectively, and 49,750,556 and 38,283,371 for the nine months ended September 30, 2005 and September 30, 2004 respectively.

The Company adopted the disclosure provisions of the Statement of Financial Accounting Standards (SFAS or statement) No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements.

The Company issued 740,000 shares of stock options on September 9, 2005 to officers and directors. The Company calculated the fair value per share of options granted using the Black Scholes pricing model. Compensation expense relating to stock options in the amount of $56,020 was recognized in the third quarter of 2005. The Company used a expected volatility of 60%, a risk free interest rate of 3.67%; and an expected option life of 2-1/2 years to calculate the compensation expense amount.

   (4)  Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, “Whether Mineral Rights are Tangible or Intangible Assets,”(“EITF 04-02”) are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The Financial Accounting Standards Board (“FASB”) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, the Company has included the cost of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect the Company’s consolidated condensed financial statements.

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

   (5)  Related Party Transactions

From December 2002 through December 9, 2003, Dolphin Offshore Partners, L.P. (“Dolphin”) acquired a total of an 85% undivided interest in the Company’s Tennessee and Kansas pipelines as collateral for a series of seven loans totaling $2,125,000. On December 24, 2003, Dolphin loaned the Company the sum of $1,000,000 which was used for working capital and to pay all interest and principal in full of convertible loans to the Company then being held by several persons. On February 2, 2004, Dolphin loaned the Company the sum of $225,000 which was used for making payment of principal and interest to the Company’s former lender, Bank One. All of the aforementioned notes to Dolphin were repaid in full on March 30, 2004 from the proceeds received by the Company from its Rights Offering. Mr. Peter E. Salas, the Chairman of the Board of the Directors of the Company is the sole shareholder and controlling person of Dolphin Management Inc., the general partner of Dolphin.

On May 18, 2004, Dolphin loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan was secured by a first lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. The proceeds of the loan were used to fund in part the settlement with the Company’s former lender, Bank One.

On December 30, 2004, Dolphin loaned the Company $550,000 bearing interest at 12% per annum with interest payable monthly and principal payable on May 20, 2005, which loan was secured by lien on the Company’s Tennessee and Kansas properties and the Tennessee pipeline. On March 4, 2005, Dolphin was paid $2,350,000 from the proceeds received from the sale of the Company’s Kansas gas field to reduce the principal of the promissory note dated May 18, 2004 in the original amount of $2,500,000, to $150,000 (See Note 8). The balance owed on the two outstanding notes to Dolphin at March 31, 2005 was $700,000. On May 19, 2005 these notes were replaced with a new note to Dolphin for $700,000 payable on August 20, 2005.

On August 18, 2005 the Board of Directors adopted a resolution authorizing the extension of promissory note dated May 19, 2005 made by the Company to Dolphin, the principal balance of which was $700,000. By an amended and restated note dated August 18, 2005, the due date of the note was extended on the same terms as the existing note from August 20, 2005 to December 31, 2005.

Thereafter, the Company borrowed the sum of $1,814,000 from Dolphin to fund an exchange of cash for Series B & C Preferred Stock. (See note 6 to the financial statements). The loan from Dolphin was evidenced by a promissory note secured by a lien on the Company’s assets and bearing 12% interest per annum payable interest only monthly until the principal amount of the note becomes due on December 31, 2005.

   (6)  Cumulative Convertible Preferred Stock and Drilling Program

The Company issued three classes of convertible preferred stock (Series A, Series B and Series C). The Company was required to redeem one-twentieth of the maximum number of Series A Preferred Stock outstanding commencing on October 1, 2003 and at each quarterly date thereafter. The Company was required to redeem all outstanding Series B Preferred Stock on the fifth anniversary of the issuance of those shares which was September 5, 2005. The Company was required to redeem any remaining Series C Preferred Stock together with any accrued and unpaid dividends in May 2007.

The Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Debt” (“SFAS 150”) on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock is reclassified at fair value to a liability. The Company determined that each of the Series A, Series B and Series C preferred stock qualify as shares subject to mandatory redemption, and as such, were reclassified as liabilities upon adoption of SFAS 150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle of $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock is being accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. The Company had dividends in arrears as of December 31, 2004 of $649,692 and $8,000 as of September 30, 2005.

In December, 2004, the Company completed an exchange offer to the thirteen holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock in the amount of $2,867,900. Seven of the thirteen Series A holders elected the cash exchange option, and Series A shares having a face value of $1,085,000 were exchanged on or before December 31, 2004 for cash payments of $723,370. A gain was recorded on this transaction in the amount of $458,310, the difference between the carrying amount and the cash settlement amount. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin. The loan from Dolphin was evidenced by a note dated December 30, 2004 in principal amount of $550,000 bearing 12% interest per annum payable interest only until due on May 20, 2005 and secured by a lien on the Company’s Tennessee and Kansas assets. This note was replaced by a new note extending the due date to August 20, 2005. Five of the thirteen Series A holders elected to participate in a drilling program in exchange for their Series A Shares, and on December 31, 2004 the amount of $1,582,900 of Series A Shares plus accrued dividends of $31,658 were exchanged for approximately 6.5 Units in an eight-well drilling program in Kansas (the “Drilling Program”). A liability was recorded for the Drilling Program in the amount of $1,755,603 and “Shares subject to mandatory redemption” was reduced by the same amount.

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

During the first nine months of 2005 the Company completed six wells of the eight well Drilling Program. The Company reduced the Drilling Program liability by $1,316,702 and offset oil and gas properties by the corresponding amount. This represents 75% of the Drilling Program liability on December 31, 2004.

On August 22, 2005 all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”) having a total aggregate value of $5,113,045 consisting of face value, dividends, and interest have exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. As a result of the exchange, as of August 22, 2005 the Company no longer has any holders of Series B or C preferred stock and no further obligations under any Series B and C shares.

Holders of approximately 54.3% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184. The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin. The loan from Dolphin was evidenced by a promissory note dated August 22, 2005 secured by a lien on the Company’s assets and bearing 12% interest per annum payable interest only monthly until the principal amount of the note becomes due on December 31, 2005.

A second option offered to the Series B and C holders was to exchange their Series B and C shares for four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C shares. All of the holders, including Dolphin, of the remaining aggregate value of $2,391,905 or 45.7% of the Series B and C shares selected this option. As a result, a total of 9,567,620 shares of the Company’s common stock were issued to those holders. Of this total number, 4,595,040 shares of unregistered common stock was issued to Dolphin in exchange for the $1,148,760 in aggregate value of the Series B shares held by Dolphin

The Company recorded a gain from the exchange of Series B and C shares for cash and stock of $577,422, the difference between the carrying amount and the cash settlement amount and the stock issued.

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

Management determined that the following assumptions in estimating the initial recording of the Company’s Asset Retirement Obligation were appropriate: using a credit-adjusted risk fee rate of 12%; an estimated useful life of wells ranging from 30-40 years; and, estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

For the first nine months of 2005 and 2004, the Company recorded accretion expenses of $39,007 and $55,026 associated with this liability. These expenses are included in interest expense in the Consolidated Statements of Operations.

On March 4, 2005 the Company sold its Kansas gas wells, and consequently the asset and the corresponding liability relating to asset retirement obligations on these wells was extinguished. The asset account was credited for $60,998 and the liability was removed in the amount of $133,397, creating a gain on the extinguishment of future obligations in the amount of $72,399, which was credited to interest expense.

(8) Sale of Gas Wells

On March 4, 2005 the Company sold its Kansas gas wells, leases and the associated gathering system in place in Rush County, Kansas to Bear Petroleum, Inc. for $2.4 million. The Company’s gas producing properties in Kansas were physically separated from the oil properties, and were all located in Rush County, Kansas consisting of 51 producing gas wells and associated gathering system. All proceeds of this sale, being the sales price less a sales commission of $50,000, were immediately paid to Dolphin Offshore Partners, L.P. to reduce the principal of the promissory note to Dolphin in the amount of $2.5 million to $150,000. (See note 5 to the financial statements) The Company recorded a credit to oil and gas properties of $2,350,000, the sale price net of commission.

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

         ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      Results of Operations and Financial Condition

        Kansas

During the first nine months of 2005, the Company produced and sold 93,886 barrels of oil and 20,729 Mcf of natural gas from its Kansas Properties comprised of 131 producing oil wells and 51 producing gas wells. The gas production was only for the month of January as the gas field was sold on March 4, 2005 with the buyer’s production being retroactive to February 1, 2005. (See “Liquidity and Capital Resources”). The first nine months production of 93,886 barrels of oil compares to 86,399 barrels produced in the first nine months of 2004. In summary, the nine months production reflected increase in both work over activity and drilling. Kansas gross oil production for the first nine months of 2005 was 348 barrels per day as compared to 322 barrels per day in the first nine months of 2004. This increase has been a result of the Company’s drilling activity in Kansas as discussed in Part II Item 5 of this report. The oil revenues from the Kansas Properties were $3,587,042 in the first nine months of 2005 compared to $2,459,725 in 2004. This increase was mainly due to the higher prices for oil.

        Tennessee

During the first nine months of 2005, the Company produced gas from 23 wells in the Swan Creek field, which it sold in Kingsport, Tennessee to Eastman Chemical Company.

Natural gas production from the Swan Creek field for the first nine months of 2005 was an average of 495 Mcf per day during that period as compared to 625 Mcf per day in the first nine months of 2004. The first nine months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first nine months of 2005 the Swan Creek field produced 8,015 barrels of oil as compared to 10,499 in 2004. This natural decline is normal for any producing oil and gas well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

              Comparison of the Nine Months Ended September 30, 2005 and 2004.

The Company recognized $4,851,227 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first nine months of 2005 compared to $4,249,378 in the first nine months of 2004. The increase in revenues was due to an increase in oil prices in 2005. The revenue increase due to oil price increases were offset by a decrease in revenues from Kansas gas production reflecting only one month of production due to the sale of the gas field in Kansas effective February 1, 2005. Kansas gas sales in 2005 were $72,471 (one month) as compared to $625,698 (nine months) in 2004. Oil prices in the first nine months of 2005 averaged $52.56 per barrel as compared to $37.09 per barrel in the first nine months of 2004.

The Company realized a net income attributable to common shareholders of $110,890 ($0.00) per share of common stock, including a gain from the extinguishment of debt of $577,422 during the first nine months of 2005 compared to a net loss in the first nine months of 2004 to common shareholders of $2,233,752 ($0.06) per share of common stock,including a net gain of $229,076 on debt extinguishment and equipment.

Production costs and taxes in the first nine months of 2005 of $2,229,188 decreased from $2,403,782 in the first nine months of 2004. The difference is due to management’s cost-controlling efforts and the sale of the Kansas gas field.

Depreciation, depletion, and amortization expense for the first nine months of 2005 was $1,431,029 compared to $1,665,106 in the first nine months of 2004. This is due to a reduction in depletion and depreciation taken because of the sale of the Kansas gas field and equipment becoming fully depreciated in late 2004.

During the first nine months of 2005, general and administrative costs increased from $897,001 in 2004 to $1,019,719 in 2005. This is a result of $45,000 in filing fees paid to the American Stock Exchange and $56,020 compensation expense related to stock options.

Professional fees, in the first nine months of 2005 were $248,611 compared to $658,415 in the same period in 2004. These fees have substantially decreased as a result of the settlement of the Bank One and Paul Miller lawsuits in 2004.

Interest expense for the first nine months of 2005 decreased from the first nine months of 2004 to $458,903 from $1,127,578. The substantial decrease is the result of the payoff of the Bank One loan and the Dolphin notes and the conversion of Series A preferred shares subject to mandatory redemption into a drilling program or cash payoff in 2004. Additionally the Company recorded a gain of $72,399 in the first quarter of 2005 relating to the extinguishment of asset retirement obligation on the wells that were sold in Kansas that was offset to interest expense.

The Company recorded a gain from the exchange of Series B and C Cumulative Preferred Stock for cash and stock of $577,422, the difference between the carrying amount, and the cash settlement and stock issued.

The Company recorded a gain from extinguishment of debt in the amount of $336,820 in the second quarter of 2004, which was the difference between the carrying amount of the Bank One loan less the settlement amount.

           Comparison of the Quarters Ended September 30, 2005 and 2004.

The Company recognized $1,853,885 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the third quarter of 2005 compared to $1,536,739 in the third quarter of 2004. The increase in revenues was due to an increase in oil prices in 2005. The revenue increase due to oil price increases were not offset by third quarter Kansas gas production in 2005 as a result of the sale in March 2005 of the Company’s Kansas gas properties. Kansas gas sales were $220,200 in 2004. Kansas oil prices in the third quarter of 2005 averaged $59.50 per barrel as compared to $41.83 per barrel in the third quarter of 2004.

The Company realized a net income attributable to common shareholders of $661,781 ($0.01) per share of common stock,including a gain from the extinguishment of debt of $577,422 during the third quarter of 2005 compared to a net loss in the third quarter of 2004 to common shareholders of $(735,819) ($0.02) per share of common stock including a loss on equipment of $(107,744).

Production costs and taxes in the third quarter of 2005 of $747,705 decreased from $864,350 in the third quarter of 2004. The difference is due to cost controlling efforts and the sale of the Kansas gas field.

Depreciation, depletion, and amortization expense for the third quarter of 2005 was $473,875 compared to $528,642 in the third quarter of 2004. This is due to a reduction in depletion and depreciation taken as a result of the sale of the Kansas gas field and equipment becoming fully depreciated in late 2004.

During the third quarter of 2005, general and administrative costs increased above 2004 levels, due to $45,000 in filing fees paid to the American Stock Exchange and $56,020 compensation expense related to stock options.

Professional fees, in the second quarter of 2005 were $54,263 compared to $127,137 in the same period in 2004. These fees have substantially decreased as a result of the settlement of the Bank One and Paul Miller lawsuits in 2004.

Interest expense for the third quarter of 2005 decreased from the third quarter of 2004 to $105,913 from $311,655. The substantial decrease is the result of the payoff of the Bank One loan and the Dolphin notes and the conversion of Series A Preferred shares subject to mandatory redemption into a drilling program or cash payoff in 2004.

The Company recorded a gain from the exchange of Series B and C Cumulative Preferred Stock for cash and stock of $577,422, the difference between the carrying amount and the cash settlement amount and the stock issued.

              Liquidity and Capital Resources

On November 8, 2001, the Company signed a credit facility agreement with the Energy Finance Division of Bank One, N.A. in Houston, Texas. The Company instituted litigation in May 2002 based on certain actions taken by Bank One. On May 13, 2004, the Company resolved its dispute with Bank One.

On March 4, 2005, the Company sold its gas producing properties in Rush County, Kansas for $2.4 million and used the net proceeds of the sale to pay down the $2.5 million debt to Dolphin Offshore Partners, L.P. (“Dolphin”) incurred by the Company to fund the settlement of the litigation with Bank One in May, 2004. This had the effect of reducing the payment of high interest on this note, and reducing the total secured debt owed by the Company to Dolphin to $700,000 as of March 4, 2005, consisting of about $150,000 remaining principal of the $2.5 million note, and the principal of a $550,000 note evidenced by a loan from Dolphin to the Company which was used to fund the cash exchange to holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”). (See Note 6 to the financial statements.) Dolphin is the Company’s largest shareholder. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management Inc. the general partner of Dolphin.

On August 22, 2005, all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”) having a total aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. As a result of the exchange, as of August 22, 2005 the Company no longer has any holders of Series B or C preferred stock and no further obligations under any Series B and C shares.

Holders of approximately 54.3% of the face value of outstanding Series B and C shares exchanged preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184. The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin. The loan from Dolphin was evidenced by a promissory note dated August 22, 2005 secured by a lien on the Company’s assets and bearing 12% interest per annum payable interest only monthly until the principal amount of the note becomes due on December 31, 2005.

A second option offered to the Series B and C holders was to exchange their Series B and C shares for four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C shares. All of the holders, including Dolphin, of the remaining aggregate value of $2,391,905 or 45.7% of the Series B and C shares selected this option. As a result, a total of 9,567,620 shares of the Company’s common stock was issued to those holders. Of this total number, 4,595,040 shares of unregistered common stock was issued to Dolphin in exchange for the $1,148,760 in aggregate value of the Series B shares held by Dolphin.

After the end of the period covered by this Report, on October 5, 2005, Hoactzin Partners, L.P. (“Hoactzin”) surrendered to the Company the two outstanding promissory notes made by the Company to Dolphin in the aggregate principal amount of $ 2,514,000 as described above. In exchange for the surrender of these two notes, the Company entered into an agreement granting Hoactzin a 94.3% working interest in a twelve-well drilling program to be undertaken by the Company on its properties in Kansas. The Company will retain the remaining 5.7% working interest in the drilling program. Peter E. Salas is the controlling person of Hoactzin.

As a result of the exchange and retirement of these two outstanding Dolphin notes, the Company no longer has any material debt other than approximately $170,000 in purchase-money financing for equipment. In addition, the total face value of the Company’s outstanding preferred stock is now $200,000. The Company’s assets in Tennessee and Kansas are also now free of liens as of the date of filing of this report.

Management believes the Company is now better positioned to establish a banking relationship with an institutional lender on acceptable terms to fund the Company’s activities. Although the Company is hopeful that as a result of the substantial reduction of its debt position that it will soon be able to establish such a relationship, there is no assurance it will be able to do so.

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

                    Revenue Recognition

The Company recognizes revenues based on actual volumes of oil and gas sold and delivered to its customers. Natural gas meters are placed at the customers’ locations and usage is billed each month. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.

                    Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for, and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs were recorded in 2005 or 2004.

              Oil and Gas Reserves/Depletion Depreciation and
              Amortization of Oil and Gas Properties

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company owns no unproved properties as of this Report.

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

              ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $29.77 per barrel to a high of $51.12 per barrel during 2004. Gas price realizations ranged from a monthly low of $4.11 per Mcf to a monthly high of $7.78 per Mcf during the same period. The Company did not enter into any hedging agreements in 2004 or in the first nine months of 2005, to limit exposure to oil and gas price fluctuations.

      Interest Rate Risk

At September 30, 2005, the Company had debt outstanding of approximately $2,514,000 at a fixed rate. The Company subsequently converted these notes into a drilling program on October 5, 2005. The Company did not have any open derivative contracts relating to interest rates at September 30, 2005.

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

      ITEM 4 CONTROLS AND PROCEDURES

         Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this Report, and under the supervision and with the participation of the management, including its President and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls.

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

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, the Company issued 100,000 shares of its common stock each to two of its Directors and 50,000 to another Director for their services as members of the Company’s Audit Committee to replace a prior issuance to these Directors in April, 2005 for the same amount of shares that had been rescinded. The Company also issued 4,000 shares of its common stock as part of the consideration for settlement of a minor lawsuit brought by the Company’s subsidiary to condemn a right-of-way with respect to its Tennessee pipeline.

On August 22, 2005 the Series B and C holders exchanged their Series B and C shares for either a discounted cash value or for shares of the Company’s common stock. Those Series B and C holders who chose the stock exchange option received four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C shares. A total of 9,567,620 shares of the Company’s common stock was issued to those Series B and C holders who chose the stock exchange option. Of that total, 4,595,040 shares were issued to Dolphin Offshore Partners, L.P.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on July 19, 2005.

    (b)        The first item voted on was the election of Directors. Clarke H. Bailey, Jeffrey R. Bailey, John A. Clendening, Neal F. Harding, Carlos P. Salas, and Peter E. Salas were elected as Directors of the Company for a term of one year or until their successors were elected and qualified.

The results of voting were as follows: 46,124,097 votes for Clarke H. Bailey and 480,782 withheld; 46,198,841 votes for Jeffrey R. Bailey and 406,038 withheld; 46,204,301 votes for John A. Clendening and 400,578 withheld; 46,204,301 votes for Neal F. Harding and 400,578 withheld; 46,137,745 votes for Carlos P. Salas and 467,134 withheld; and, 46,179,732 votes for Peter E. Salas and 425,147 withheld.

A plurality of votes at the meeting having voted for each of them, Messrs. Clarke H. Bailey, Jeffrey R. Bailey, Clendening, Harding, Carlos P. Salas, and Peter E. Salas were duly elected as Directors of the Company.

    (c)        The next item voted on was a proposal to approve an amendment to the Tengasco, Inc. Stock Incentive Plan to increase the number of shares of common stock that may be issued under the plan from 1,000,000 to 3,500,000 shares. The results of the voting were as follows:

28,176,938 votes for the resolution, 1,431,743 votes against and 41,351 votes abstained.

A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

(d) The next item voted on was a proposal to approve a plan to compensate the Company’s independent directors. The results of the voting were as follows:

44,735,732 votes for the resolution, 1,161,434 votes against and 707,713 votes abstained.

    (e)        The next item of business was a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Rodefer Moss & Co, PLLC to serve as the independent certified public accountants of the Company for fiscal 2005. The results of the voting were as follows:

46,434,800 votes for the resolution, 45,800 votes against and 124,279 votes abstained.

A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

                                        No other matters were voted on at the meeting.

ITEM 5 OTHER INFORMATION

The Company currently has drilled 6 wells of the 8 well drilling program in Kansas in which certain former Series A preferred stock holders of the Company participated by exchange of their preferred stock for their drilling program interests. See Note 6 to Consolidated Financial Statements. The participants collectively own approximately 81% of the working interest in the program wells; the Company retains the 19% working interest in this program. Under the terms of the program, the Company will begin to receive a management fee of 85% of the net proceeds attributable to the participants’ 81% working interest after the participants have received proceeds equal to eighty percent of the value of preferred stock they exchanged for their working interest. Five of the six wells drilled to date have resulted in commercial oil production. Although no assurances can be made, the Company anticipates that at current oil prices and expected production levels from these five wells that the Company may begin to receive the management fee by approximately December 31, 2006. The sixth well was dry and has been plugged. The Company expects that it will drill the final two wells in this program during the first quarter of 2006. All wells in this program have been drilled with the Company’s own operating funds.

The Company has also begun drilling under a second drilling program involving 12 wells in Kansas with Hoactzin Partners, L. P. being the sole program participant other than the Company. See, Part II, Item 2, “Liquidity and Captital Resources.” Hoactzin owns approximately 95% of the working interest in the twelve program wells; the Company retains the remaining 5% working interest in this program. The Company will begin to receive a management fee of 85% of the net proceeds attributable to the Hoactzin’s 95% working interest in the twelve well program after Hoactzin has received proceeds equal to eighty percent of the value of Series B and C preferred stock that was exchanged for cash provided to and used by the Company for that purpose. Two wells have been drilled in this twelve well program. The first well drilled was a dry hole and has been plugged. The second well is being completed at this time and is expected to result in commercial production of oil. Two more wells in this twelve-well program are planned to be drilled before the end of 2005. Under the terms of this program, the Company has an option to repurchase the Company’s obligations to drill the final six wells of the program, and thereby amend the program to be a six well program. The option expires March 31, 2006 if not exercised by the Company. All wells in this program have been drilled with the Company’s own operating funds.

      ITEM 6 EXHIBITS

        (a)     The following exhibits are filed with this report:

        31.1 Certification of the President, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

        31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14.

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

      Dated: November 10, 2005

      TENGASCO, INC.

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

By: s/ Mark A. Ruth Mark A. Ruth Chief Financial Officer

      Exhibit 31.1 CERTIFICATION

      I, Jeffrey R. Bailey

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2005.

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

      Dated: November 10, 2005

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

      Exhibit 31.2 CERTIFICATION

        I, Mark A. Ruth, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2005.

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

      Dated: November 10, 2005

By: s/ Mark A. Ruth Mark A Ruth Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

Dated: November 10, 2005

By: s/ Jeffrey R. Bailey Jeffrey R. Bailey President/Director

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

Dated November 10, 2005

By: s/ Mark A. Ruth Mark A Ruth Chief Financial Officer