Form 10-Q
period 2006-03-31
TENGASCO INC
filed 2006-05-08
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries

(Exact name of small business issuer as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

10215 Technology Drive, Suite 301, Knoxville, TN 37932

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,745,777 common shares at May 8, 2006.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3-4

	* Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	5

	* Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006	6

	* Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	7

	* Notes to Condensed Consolidated Financial Statements	8-14

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-20

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	20

	ITEM 4. CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION
	ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 5. OTHER INFORMATION	23

	ITEM 6. EXHIBITS	24

	* SIGNATURES	24

	* CERTIFICATIONS	25-28

2

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005

Assets

Current
Cash and cash equivalents	$ 540,167	$ 260,969
Accounts receivable	870,558	1,154,405
Participant receivables	10,358	9,777
Inventory	469,701	496,331
Other current assets	11,056	6,056

Total current assets	1,901,840	1,927,538

Oil and gas properties, net (on the basis of full cost accounting)	9,730,288	9,675,877

Pipeline facilities, net	13,858,703	13,994,453

Other property and equipment, net	319,750	310,748

	$ 25,810,581	$ 25,908,616

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006 (Unaudited)	December 31, 2005

Current liabilities
Current maturities of long-term debt	$38,432	$58,867
Accounts payable	516,538	597,278
Other accrued liabilities	108,810	281,737
Drilling program (Note 5)	2,104,950	2,324,400

Total current liabilities	2,768,730	3,262,282

Asset retirement obligation (Note 6)	556,487	566,968

Long term debt, less current maturities	153,730	117,912

Total liabilities	3,478,947	3,947,162

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 58,605,698 and 58,604,678 shares issued and outstanding	58,606	58,605
Additional paid-in capital	54,254,177	54,200,345
Accumulated deficit	(31,981,149)	(32,297,496)

Total stockholders’ equity	22,331,634	21,961,454
	$25,810,581	$25,908,616

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Revenues and other income
Oil and gas revenues	$2,076,142	$1,407,649
Pipeline transportation revenues	22,791	22,682
Interest income	36	687

Total revenues and other income	2,098,969	1,431,018

Costs and expenses
Production costs and taxes	855,510	785,122
Depreciation, depletion and amortization	405,886	479,308
General and administrative	398,225	291,110
Interest expense	22,089	156,072
Public relations	1,712	635
Professional fees	99,200	137,122
Total costs and expenses	1,782,622	1,849,369

Net Income/Loss	$316,347	$(418,351)

Net Income/ Loss per share Basic and diluted:
Operations	$.01	$(0.01)

Total	$.01	$(0.01)

Shares used in computing Earnings per share
Basic	58,605,109	48,756,977
Diluted	59,933,719	48,756,977

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2005	58,604,678	$ 58,605	$ 54,200,345	$ (32,297,496)	$ 21,961,454

Net Income	-	-	-	316,347	316,347

Options & Compensation Expense	-	-	53,374	-	53,374

Common Stock Issued for Exercise of Warrants	1,020	1	458	-	459

Balance March 31, 2006 (Unaudited)	58,605,698	$ 58,606	$ 54,254,177	$ (31,981,149)	$ 22,331,634

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Operating activities
Net Income/Loss	$316,347	$(418,351)
Adjustments to reconcile net loss to net cash sed in operating activities:
Depreciation, depletion and amortization	405,886	479,308
Accretion of redeemable shares	—	123,003
Accretion on Asset Retirement Obligation	16,930	20,222
Gain on extinguishment of Asset Retirement Obligation	—	(72,399)
(Gain)/Loss on sale of vehicles/equipment	(22,565)	16,534
Compensation and services paid in stock options	53,374	—
Changes in assets and liabilities:
Accounts receivable	283,847	137,071
Participant receivables	(581)	30,011
Other current assets	(5,000)	38,833
Inventory	26,630	—
Accounts payable	(80,740)	286,377
Accrued interest payable	—	(15,000)
Other accrued liabilities	(172,927)	48,068
Settlement on Asset Retirement Obligation	(27,411)	(17,625)
Net cash provided by operating activities	793,790	656,052

Investing activities
Additions to other property & equipment	(59,239)	(90,721)
Decrease to other property & equipment	27,915	—
Net additions to oil and gas properties	(499,111)	(568,658)
Sale of Kansas gas field (See Note 7)	—	2,350,000
Drilling Program portion of additional drilling	219,450	438,901

Net cash provided by (used in) investing activities	(310,985)	2,129,522

Financing activities
Proceeds from borrowings	59,239	106,721
Repayments of borrowings	(43,855)	(2,371,425)
Decrease in Drilling Program liability	(219,450)	(438,901)
Dividends paid on preferred stock	—	(4,000)
Proceeds from exercise of warrants	459	—
Net cash (used in) financing activities	(203,607)	(2,707,605)

Net change in cash and cash equivalents	279,198	77,969

Cash and cash equivalents, beginning of period	260,969	267,735

Cash and cash equivalents, end of period	$540,167	$345,704

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. No income tax expense was recognized for the three months ended March 31, 2006 because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully-reserved and are being offset against liabilities that would otherwise arise from the results of current operations. Additionally, deferred income taxes and income tax expense are not reflected in the Company’s financial statements, as management is unable to determine the future value of the net operating loss carry-forwards. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(2) Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income/loss per share are based on 58,605,109 and 48,756,977 weighted average shares outstanding for the quarters ended March 31, 2006 and March 31, 2005 respectively. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share.

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

The Company issued 740,000 shares of stock options on September 9, 2005 to officers and directors and granted 200,000 shares of stock options in January 2006. The Company also granted 26,500 shares to the members of the Audit Committee for services.

The Company calculated the fair value per share of options granted using the Black Scholes pricing model. Compensation expense relating to stock options and shares granted in the amount of $53,374 was recognized in the first quarter of 2006. The Company used an expected volatility of 60%, a risk free interest rate of 3.67%; and an expected option life of 2-1/2 years to calculate the compensation expense amount.

(3)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) “Share Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. This statement is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence, future employee stock option grants and other stock based compensation plans will be recorded as expense over the requisite service period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The Company adopted SFAS 123(R) in 2005 and recognized $84,030 in compensation expense for options granted in 2005. The Company will recognize $112,040 in 2006 and 2007 in compensation expense relating to these options granted in 2005 and $55,344 relating to options granted in 2006. The ultimate impact on results of operation and financial position in future years will depend upon the level of stock-based compensation granted.

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

(4)	Related Party Transactions

On May 18, 2004, Dolphin Offshore Partners L.P. (“Dolphin”) loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan was secured by a lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management, Inc. the general partner of Dolphin, negotiated the terms of the loans directly with management, which terms were approved by management in view of the Company’s immediate needs, financial condition and prospective alternatives and under circumstances in which Dolphin was not generally engaged in the business of lending money. These loans were made on terms that management believed were at least as favorable to the Company as it could have obtained through arms-length negotiations with unaffiliated third parties.

On December 30, 2004, Dolphin loaned the Company $550,000 bearing interest at 12% per annum with interest payable monthly and principal payable on May 20, 2005, which loan was secured by lien on the Company’s Tennessee and Kansas properties. On March 4, 2005, Dolphin was paid $2,350,000 from the proceeds received from the sale of the Company’s Kansas gas field to reduce the principal of the promissory note dated May 18, 2004 in the original amount of $2,500,000, to $150,000. With this payment, the combined balances owed on the two outstanding notes to Dolphin at March 31, 2005 became $700,000. On May 19, 2005 these two notes were replaced with a single new note to Dolphin for $700,000 payable on August 20, 2005. By an amended and restated note dated August 18, 2005, the due date of the note was extended on the same terms as the existing note from August 20, 2005 to December 31, 2005.

On August 22, 2005 all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”),

having an aggregate value of $5,113,045.39 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. Holders of approximately 53.2% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140.39 for cash payments totaling $1,814,184.30. The Company borrowed the sum of $1,814,000 from Dolphin to fund this exchange of cash for Series B & C Preferred Stock. (See Note 5 to the Financial Statements). The loan from Dolphin was evidenced by a secured promissory note bearing 12% interest per annum payable interest only monthly until the principal amount of the note became due on December 31, 2005. As a result of the exchange, as of August 22, 2005 the Company no longer had any holders of Series B or C preferred stock and no further obligations under any Series B or C shares. On October 5, 2005, Hoactzin Partners, L.P. (“Hoactzin”) surrendered to the Company the two outstanding promissory notes dated December 30, 2004 and August 22, 2005 made by the Company to Dolphin in the aggregate principal amount of $2,514,000. In exchange for the surrender of these notes, the Company entered into an agreement granting Hoactzin a 94.3% working interest in a twelve-well drilling program to be undertaken by the Company on its properties in Kansas. The Company retains the remaining 5.7% working interest in the drilling program. Peter E. Salas is the controlling person of Hoactzin. As of March 31, 2006 three wells have been completed of the twelve well program. Consequently, the Company reduced the Drilling Program Liability by $628,500 and offset Oil and Gas Properties by the corresponding amount. The remaining liability for this program is $1,885,500 as of March 31, 2006.

(5) Cumulative Convertible Preferred Stock and Drilling Program

The Company issued three classes of preferred stock (Series A, Series B and Series C). Shares of both Series A and B of Preferred Stock were immediately convertible into shares of Common Stock. Each $100 liquidation preference share of preferred stock was convertible at a rate of $7.00 for the Series A per share of common stock. For the Series B, the conversion rate was the average market price of the Company’s common stock for 30 days before the sale of the Series B preferred stock with a minimum conversion price of $9.00 per share. The conversion rate was subject to downward adjustment for certain events.

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

During 2002, the Board of Directors authorized the sale of up to 50,000 shares of Series C Preferred Stock at $100 per share. The Company issued 14,491 shares, resulting in net proceeds after commissions of $1,303,168. The Series C Preferred Stock accrued a 6% cumulative dividend on the outstanding balance, payable quarterly. This stock was convertible into the Company’s common stock at the average stock trading price 30 days prior to the closing of the sales of all the Series C Preferred Stock being offered or $5.00 per share, whichever was greater. The Company was required to redeem any remaining Series C Preferred Stock and any accrued and unpaid dividends in May 2007. The Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Debt” (“SFAS 150”) on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock shall be reclassified at fair value to a liability. The Company determined that each of the Series A, Series B and Series C preferred stock qualify as shares subject to mandatory redemption, and as such, were reclassified as liabilities upon adoption of SFAS 150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle of $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock is being accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption from July 1, 2003 through December 31, 2003 was $354,735 and $752,003 for 2004 and $242,007 in 2005.

In December, 2004, the Company completed an exchange offer to thirteen holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock in the amount of $2,867,900. Seven of the thirteen holders elected a cash exchange option, and the face amount of $1,085,000 of Series A shares was exchanged on or before December 31, 2004 for cash payments of $723,370. A gain was recorded on this transaction in the amount of $458,310, the difference between the carrying amount and the cash settlement amount. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin. The loan from Dolphin was in the form of a secured note in principal amount of $550,000 bearing 12% interest per annum payable interest only until due on May 20, 2005. Five of the thirteen Series A holders elected to participate in a drilling program (“Drilling Program”) in exchange for their preferred Shares, and on December 31, 2004 the amount of $1,582,900 of Series A shares plus accrued dividend of $31,658 was exchanged for approximately 6.5 Units in the Drilling Program. A liability was recorded for the Drilling Program in the amount of $1,755,603 and “Shares subject to mandatory redemption” was reduced by the same amount. The Drilling Program liability recorded represents the estimated fair value of the liability calculated upon adoption of SFAS 150 less accretion, from such date to the date of the exchange. The remaining 1.5 units in the Drilling Program continue to be owned by the Company.

Under the terms of the Drilling Program, the former Series A holders participating will receive all the cash flow from each of eight wells to be drilled in Kansas, until they have recovered 80% of the value of the Series A shares exchanged.

At that point, the Company will begin to receive 85% of the cash flow from these wells as a management fee, and the former Series A owners will continue to receive 15% of the cash flow for the productive life of the wells.

In summary, twelve of the 13 holders of Series A preferred stock exchanged their Series A shares. As a result, as of December 31, 2004, the Company had remaining only one Series A shareholder, in face amount of $200,000. On December 30, 2005 the Company reached an agreement to exchange the last remaining Series A 8% Cumulative Convertible Preferred Stock in the face amount of $200,000 plus $12,000 of accrued dividends for a cash settlement of $145,400. The payment was made on January 3, 2006. The $145,400 liability as of December 31, 2005 was recorded as an accrued liability on the balance sheet and a gain of $78,324 was recorded, the difference between the carrying amount of the preferred stock and the cash settlement amount.

During 2005 the Company completed six wells of the eight well Drilling Program and one during the first quarter of 2006. The Company reduced the Drilling Program liability by $1,536,152 and offset oil and gas properties by the corresponding amount. This represents 87.5% of the Drilling Program liability on December 31, 2004. The remaining liability for this Drilling Program is $219,450.

On August 22, 2005 all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”), having a total aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. As a result of the exchange, as of August 22, 2005 the Company no longer had any holders of Series B or C preferred stock and no further obligations under any Series B or C shares. Holders of approximately 53.2% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184 The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin. The loan from Dolphin was evidenced by a secured promissory note dated August 22, 2005 bearing 12% interest per annum payable interest only monthly until the principal amount of the note was to become due on December 31, 2005. The note was exchanged for a twelve well Drilling Program on October 5, 2005. A second option offered to the Series B and C holders was to exchange their Series B and C shares for four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C shares. All of the holders, including Dolphin, of the remaining aggregate value of $2,391,905 or 46.8% of the Series B and C shares selected this option. As a result, a total of 9,567,620 shares of the Company’s common stock were issued to those holders. Of this total number,

4,595,040 shares of unregistered common stock were issued to Dolphin in exchange for the $1,148,760 in aggregate value of the Series B shares held by Dolphin.

In total, the Company recorded a gain during 2005 from the exchange of Series A, B and C shares for cash and stock of $655,746, the difference between the carrying amount and the cash settlement amount and the stock issued.

(6) Asset Retirement Obligation

In accordance with SFAS 143, the Company has recorded a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantling, and removal of wells drilled to date.

Management determined that the following assumptions in estimating the initial recording of the Company’s Asset Retirement Obligation were appropriate: using a credit-adjusted risk free rate of 12%; an estimated useful life of wells ranging from 30-40 years; and estimated plugging and abandonment costs ranging from $5,000 to $10,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

For the first three months of 2006 and 2005, the Company recorded accretion expenses of $16,930 and $20,222 associated with this liability. These expenses are included in interest expense in the Consolidated Statements of Operations.

On March 4, 2005 the Company sold its Kansas gas wells, and consequently the asset and the corresponding liability relating to asset retirement obligations on these wells was extinguished. The asset account was credited for $60,998 and the liability was removed in the amount of $133,397, creating a gain on the extinguishment of future obligations in the amount of $72,399 which was credited to interest expense.

(7) Sale of Kansas Properties

On March 4, 2005 the Company sold its Kansas gas wells, leases and the associated gathering system in place in Rush County, Kansas to Bear Petroleum, Inc. for $2.4 million. The Company’s gas producing properties in Kansas were physically separated from the oil properties, and were all located in Rush County, Kansas consisting of 51 producing gas wells and associated gathering system. All proceeds of this sale, being the sales price less a sales commission of $50,000, were immediately paid to Dolphin Offshore Partners, L.P. to reduce the principal of the promissory note to Dolphin in the original amount of $2.5 million, to $150,000. (See note 4 to the financial statements.) The Company recorded a credit to oil and gas properties of $2,350,000, the sale price net of commission.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition
Kansas

During the first three months of 2006, the Company produced and sold 40,437 gross barrels of oil from its Kansas Properties comprised of 131 producing oil wells. Of the 40,437 gross barrels, 36,161 barrels were net to the Company after required payments to all of the Drilling Program participants. The Company’s first three months production of 36,161 net barrels of oil compares to 28,882 barrels produced to the Company’s interest in the first three months of 2005. The Company’s net revenues from the Kansas properties were $1,666,524 in the first three months of 2006 compared to $1,125,553 in 2005. This increase was due to increased production and higher prices for oil.

Tennessee

During the first three months of 2006, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman Chemical Company. Natural gas production from the Swan Creek field for the first three months of 2006 was an average of 419 Mcf per day during that period as compared to 479 Mcf per day in the first three months of 2005. The first three months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first three months of 2006 the Company produced 2,320 barrels of oil as compared to 2,564 in 2005. This natural decline is normal for any producing oil and gas well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

Comparison of the Quarters Ended March 31, 2006 and 2005.

The Company recognized $2,076,142 in oil and gas revenues from its Kansas Properties and the Swan Creek Field during the first quarter of 2006 compared to $1,407,649 in the first quarter of 2005. The increase in revenues was due to an increase in oil prices in 2006 and a 7,279 barrel net increase in oil production from the Kansas field. This Kansas oil production increase is attributable to well workovers, polymer completion workovers and the Company’s portion (19%) of the eight-well Drilling Program. Oil prices in the first quarter of 2006 averaged $58.93 per barrel as compared to $47.90 per barrel in the first quarter of 2005.

The Company realized a net income attributable to common shareholders of $316,347 or $0.01 per share of common stock during the first quarter of 2006, compared to a net loss in the first quarter of 2005 to common shareholders of ($418,351) or ($0.01) per share of common stock.

Production costs and taxes in the first quarter of 2006 increased to $855,510 from $785,122 in the first quarter of 2005. The difference is due to increased workovers to increase production and overall cost increases of supplies in the industry.

Depreciation, depletion, and amortization expense for the first quarter of 2006 was $405,886 compared to $479,308 in the first quarter of 2005. This is due to a reduction in depletion. Increased production and increased reserve base resulted in this reduction in depletion. The 2005 Ryder Scott Report is the basis for the depletion calculation.

During the first quarter of 2006, general and administrative costs increased to $398,255 from $291,110 in the first quarter of 2005 due mainly to $53,374 in compensation expense charged relating to stock options.

Professional fees in the first quarter of 2006 were $99,200 compared to $137,122 in the same period in 2005.

Interest expense for the first quarter of 2006 decreased to $22,089 from $156,072 in the first quarter of 2005. The substantial decrease is the result of the payoff of the Dolphin notes and the conversion of shares subject to mandatory redemption in 2005.

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

In December, 2004 the Company completed an exchange offer to the thirteen holders of all of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”) in the face value of $2,867,900. Seven of the thirteen holders elected a cash exchange option, and the face value of $1,085,000 of Series A Shares was exchanged for a cash payment of $723,369. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin Offshore Partners, L.P. (“Dolphin”), the Company’s largest shareholder. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin. The loan from Dolphin was in the form of a secured note in principal amount of $550,000 bearing 12% interest per annum. Five of the thirteen Series A shareholders selected a drilling program exchange option and on December 31, 2004 the face value of $1,582,900 of Series A Shares plus dividend value of $31,658 was exchanged for 6.5 of the eight units in the Company’s Eight Well Program. In December 2005 the last remaining Series A preferred shareholder exchanged his preferred stock for cash on essentially identical terms as received by the other Series A owners who had exchanged their shares for cash.

In early 2005, the Company elected to sell its gas producing properties in Rush County, Kansas for $2.4 million and to utilize all the net proceeds of the sale to pay down the $2.5 million debt to Dolphin incurred by the Company to fund the settlement of the litigation with the Company’s former primary lender, Bank One N.A., in May, 2004. This had the effect of reducing the principal balance of the note evidencing that loan from $2.5 million to $150,000, correspondingly reducing the high interest payments on that note and reducing the total secured debt owed by the Company to Dolphin to approximately $700,000 as of March 31, 2005, consisting of the $150,000 remaining principal of the $2.5 million note, and the principal of the $550,000 note described above which evidenced the loan from Dolphin, the proceeds of which were used by the Company to fund the cash exchange payment for the Series A Shares. On May 19, 2005, a replacement note in the principal amount of $700,000 bearing interest at the rate of 12% per annum evidencing this secured debt was issued by the Company to Dolphin (the “$700,000 Note”).

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

The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin evidenced by a secured promissory note bearing 12% interest the $1,814,000 Note”). The second option offered to the holders of the Series B and C Shares was to exchange their Series B and C Shares for four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C Shares. The holders of the remaining aggregate value of $2,391,905 or 46.8% of the Series B and C shares including Dolphin selected this option. As a result, a total of 9,567,620 shares of the Company’s common stock were issued to holders of Series B and C Shares. Of this total number, 4,595,040 shares of unregistered common stock were issued to Dolphin in exchange for the $1,148,760 in aggregate value of the Series B shares held by Dolphin. As a result of this exchange, as of August 22, 2005, the Company no longer had any Series B or C preferred stockholders and no further obligations under the Series B or C shares.

On October 5, 2005 the Company and Hoactzin Partners, L. P. signed an agreement whereby Hoactzin surrendered the $700,000 and $1,814,000 Notes and exchanged the Company’s obligation to repay this principal amount of $2.514 million for a 94.275% working interest in a new twelve well drilling program (the “Twelve Well Program”) to be undertaken by the Company on its properties in Kansas. The Company retained the 5.725% working interest in the Twelve Well Program not owned by Hoactzin. The principal of the Notes exchanged by Hoactzin represented the funds paid by the Company for the previous exchanges by holders of the Company’s Series A, B, and C preferred stock of their preferred stock for cash. The controlling person of Hoactzin Partners, L. P. is Peter E. Salas, the Chairman of the Company’s Board of Directors and the controlling person of Dolphin. Under the terms of the Twelve Well Program, the Company retained an option to repurchase from Hoactzin the obligations to drill the final six wells of the Twelve Well Program for one half of the principal of notes exchanged by Hoactzin, plus interest on that amount at 6% per annum until the date of any repurchase, plus a 1/16 overriding royalty to Hoactzin on all wells drilled in the Twelve Well Program. Payout and management fee calculations would also be adjusted to reflect any reduction to a six well program. Hoactzin has agreed to extend the expiration date of the repurchase option from March 31, 2006 to an indefinite future date being not later than the beginning of drilling of what would be the seventh well in the program if the repurchase option has not been exercised.

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

As of March 31, 2006, the Company had already drilled ten of those twenty wells. The drilling costs for the first ten wells drilled in these Programs has been paid from the Company’s proceeds from operations and it is anticipated that the last ten wells in the Programs will be also be paid from operating revenues.

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for, and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b)the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs were recorded in 2005 or 2004.

Oil and Gas Reserves/ Depletion, Depreciation,

and Amortization of Oil and Gas Properties

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company owns no unproved properties as of the date of this Report.

The Company’s proved oil and gas reserves as at December 31, 2005 were estimated by Ryder Scott, L.P., Petroleum Consultants. Projecting the effects of commodity prices on production and timing of development expenditures include many factors beyond the Company’s control. The future estimates of net cash flows from the Company’s reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time. Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $40.73 per barrel to a high of $64.00 per barrel during 2005. Gas price realizations ranged from a monthly low of $5.02 per Mcf to a monthly high of $14.03 per Mcf during the same period. The Company did not enter into any hedging agreements in 2005 or in the first quarter of 2006, to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

On March 31, 2006, the Company had debt outstanding of approximately $192,162 at a fixed rate. The Company did not have any open derivative contracts relating to interest rates on March 31, 2006

Forward-Looking Statements and Risk

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

There are numerous uncertainties inherent in estimating quantities of oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory or developmental wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can also affect these risks. Additionally, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company’s financial position, results of operations, and cash flows.

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

Changes in Internal Controls

During the period covered by this Report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2006, the Company issued 1,020 unregistered and restricted shares of its common stock pursuant to the exercise of warrants issued by the Company to members of the plaintiff class as part of the settlement of the action entitled Paul Miller v. M. E. Ratliff and Tengasco, Inc., United States District Court for the Eastern District of Tennessee, Knoxville, Docket Number 3:02-CV-644. Those warrants are exercisable for a period of three years from date of issue at $0.45 per share and the warrants themselves are exempt from registration pursuant to section 3(a) (10) of the Securities Act of 1933, as amended.

ITEM 5	OTHER INFORMATION

The Company concluded its drilling obligations under the Company’s 8-well drilling program on its oil producing properties in Kansas by the drilling of the final two program wells in April, 2006. The 8-well drilling program proved to be highly successful, with 7 of 8 wells producing or expected to produce commercial quantities of oil.

The last of the wells drilled in the 8-well program, the Crofoot A-9 was finished in April 2006. Although the initial test volumes for this well exceeded 450 barrels of oil per day, the Company anticipates that the initial and near-term actual production rates will be substantially less than the initial test levels, in order to maintain the functionality of the well and to promote maximum long-term recoverability of reserves. As of the date of this Report, the Company is assessing the techniques that will be implemented to maximize the percentage of oil produced in the total fluids produced from this well, and anticipates that when such techniques are applied and production rates stabilize when the well is placed into continuous production, that production levels from this well may be in the range of a hundred barrels per day, although there can be no assurances of the actual volumes to be produced when this well is placed into continuous production.

Under the Company’s 8-well drilling program, the participants receive all revenues from their program interest until payout of their investment, when the Company begins to receive a management fee of 85% of revenues from the participant’s program interest. The Company will continue to receive this management fee for the remaining life of the wells. As a result of the expected overall production levels of all the program wells, the Company continues to anticipate that the payout to the participants will occur and that the Company will commence receiving these management fee revenues for all of these eight program wells sometime in the third quarter of 2006, although there can be no assurances of the actual date that payout to the participants will occur.

The Company drilled three of the wells in the Company’s 12-well drilling program in Kansas as of March 31, 2006 including the first well on the Foster lease. The fourth program well is the second well to be drilled on the Foster lease, and was drilled in April 2006 and is expected to be completed in May 2006. Three of the first four wells have resulted in commercial production of oil. The fifth program well, the Oetkin No. 8 well is currently being drilled as of the date of this Report and if production is encountered and completion is attempted, the completion is expected to be performed in May 2006 as well.

ITEM 6	EXHIBITS

(a)	The following exhibits are filed with this report:

31.1 Certification of the Chief Executive Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

31.2 Certification of Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14.

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: May 8, 2006

TENGASCO, INC.

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

24

Exhibit 31.1	CERTIFICATION

I, Jeffrey R. Bailey

1.    I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2006.

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

4.    The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: May 8, 2006

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2006.

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

4.    The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: May 8, 2006

By: s/ Mark A. Ruth

Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Dated: May 8, 2006
By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Dated: May 8, 2006
By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer