Form 10-Q
period 2006-06-30
TENGASCO INC
filed 2006-08-11
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries

(Exact name of issuer as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,959,621common shares at July 31, 2006.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3-4

	* Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	5

	* Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2006	6

	* Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	7

	* Notes to Condensed Consolidated Financial Statements	8-16

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-23

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	24

	ITEM 4. CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25-26

	ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26-27

	ITEM 5. OTHER INFORMATION	27

	ITEM 6. EXHIBITS	28

	* SIGNATURES	28

	* CERTIFICATIONS	29-32

2

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006 (unaudited)	December 31, 2005

Assets

Current
Cash and cash equivalents	$ 267,696	$ 260,969
Accounts receivable	1,098,910	1,154,405
Participant receivables	28,374	9,777
Inventory	504,093	496,331
Other current assets	11,056	6,056

Total current assets	1,910,129	1,927,538

Restricted cash (Note 9)	120,500	-
Loan fees (Note 8)	236,651	-

Oil and gas properties, net (on the basis of full cost accounting)	10,115,081	9,675,877

Pipeline facilities, net	13,722,703	13,994,453
Other property and equipment, net	274,857	310,748

	$ 26,379,921	$ 25,908,616

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006 (Unaudited)	December 31, 2005

Current liabilities
Current maturities of long-term debt	$ 54,751	$ 58,867
Accounts payable	649,078	597,278
Other accrued liabilities	379,151	281,737
Drilling program (Note 6)	-	2,324,400

Total current liabilities	1,082,980	3,262,282

Asset retirement obligations (Note 7)	572,366	566,968
Long term debt, less current maturities (Note 8)	1,503,046	117,912

Total liabilities	3,158,392	3,947,162

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 58,959,621 and 58,604,678 shares issued and outstanding	58,960	58,605
Additional paid-in capital	54,422,949	54,200,345
Accumulated deficit	(31,260,380)	(32,297,496)

Total stockholders’ equity	23,221,529	21,961,454

	$ 26,379,921	$ 25,908,616

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues and other income
Oil and gas revenues	$ 2,328,275	$ 1,589,693	$ 4,404,417	$ 2,997,342
Pipeline transportation revenues	22,700	21,973	45,491	44,655
Interest income	3,761	431	3,797	1,118

Total revenues and other income	2,354,736	1,612,097	4,453,705	3,043,115

Cost and other deductions
Production costs and taxes	811,342	696,361	1,666,852	1,481,483
Depletion, depreciation and amortization	405,893	477,846	811,779	957,154
Interest expense	26,948	196,918	49,037	352,990
General and administrative cost	339,621	315,740	737,846	606,850
Public relations	22,369	546	24,081	1,181
Professional fees	27,794	57,226	126,994	194,348

Total cost and other deductions	1,633,967	1,744,637	3,416,589	3,594,006

Net income/loss	$ 720,769	$ (132,540)	$ 1,037,116	$ (550,891)

Net income/loss per share Basic and diluted: Operations	$ 0.01	$ (0.00)	$ 0.02	$ (0.01)

Total	$ 0.01	$ (0.00)	$ 0.02	$ (0.01)

Shares used in computing Earnings Per Share
Basic	58,823,714	48,677,828	58,715,015	48,677,828
Diluted	60,249,141	48,677,828	60,140,442	48,677,828

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2005	58,604,678	$ 58,605	$ 54,200,345	$ (32,297,496)	$ 21,961,454

Net income	-	-	-	1,037,116	1,037,116

Options & compensation expense	344,500	345	217,915	-	218,260

Common stock issued for exercise of warrants	10,443	10	4,689	-	4,699

Balance June 30, 2006 (Unaudited)	58,959,621	$ 58,960	$ 54,422,949	$ (31,260,380)	$ 23,221,529

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2006 (unaudited)	For the Six Months Ended June 30, 2005 (unaudited)

Operating activities
Net Income/Loss	$ 1,037,116	$ (550,891)
Adjustments to reconcile net loss to net cash sed in operating activities:
Depletion, depreciation, and amortization	811,779	957,154
Accretion of redeemable shares	-	246,007
Accretion on Asset Retirement Obligation	34,386	39,007
Gain on extinguishment of Asset Retirement Obligation	-	(72,399)
(Gain)/loss on sale of vehicles/equipment	(22,565)	12,670
Gain on sale of pipeline facilities	-	(17,605)
Changes in assets and liabilities:
Accounts receivable	55,495	(27,564)
Compensation and services paid in stock options	80,780	-
Participant receivables	(18,597)	54,197
Other current assets	(5,000)	41,079
Inventory	(7,762)	(83,678)
Accounts payable	51,800	110,291
Accrued interest payable	-	(18,367)
Other accrued liabilities	97,414	19,850
Settlement on Asset Retirement Obligations	(28,889)	(18,004)

Net cash provided by operating activities	2,085,957	691,747

Investing activities
Additions to other property & equipment	(59,239)	(86,583)
Restricted cash	(120,500)	-
Decrease to other property & equipment	27,915	-
Net additions to oil and gas properties	(1,956,604)	(219,934)
Sale of Kansas gas field (See Note 8)	-	2,350,000
Drilling program portion of additional drilling	1,067,400	-
Increase/decrease in pipeline facilities	(250)	97,395

Net cash provided by (used in) investing activities	(1,041,278)	2,140,878

Financing activities
Proceeds from exercise of options/warrants	142,179	-
Proceeds from borrowings	1,452,783	106,721
Loan fees	(236,651)	-
Repayments of borrowings	(71,863)	(2,438,630)
Decrease in Drilling Program liability	(2,324,400)	(658,351)
Dividends paid on redeemable liabilities	-	(8,000)

Net cash (used in) financing activities	(1,037,952)	(2,998,260)

Net change in cash and cash equivalents	6,727	(165,635)

Cash and cash equivalents, beginning of period	260,969	267,735

Cash and cash equivalents, end of period	$ 267,696	$ 102,100

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. No income tax expense was recognized for the six months ended June 30, 2006 because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully-reserved and are being offset against liabilities that would otherwise arise from the results of current operations. Additionally, deferred income tax assets and liabilities are not reflected in the Company’s financial statements, as management is unable to determine the future value of the net operating loss carry-forwards. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(2)	Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income/loss per share are based on 58,823,714 and 48,677,828 weighted average shares outstanding for the quarters ended June 30, 2006 and June 30, 2005 respectively, and 58,715,015 and 48,677,828 for the six months ended June 30, 2006 and June 30, 2005 respectively. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share. The dilutive shares outstanding are 1,425,427 related to options and warrants.

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

The Company issued 740,000 stock options on September 9, 2005 to officers and directors and granted 200,000 stock options in January 2006. The Company also granted 26,500 shares to the members of the Audit Committee for services. The Company calculated the fair value per share of options granted using the Black Scholes pricing model. Compensation expense relating to stock options and shares granted in the amount of $53,374 was recognized in the first quarter of 2006 and 27,406 in the second quarter of 2006. The Company used an expected volatility of 60%, a risk free interest rate of 3.67%; and an expected option life of 2-1/2 years to calculate the compensation expense amount.

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

On May 18, 2004, Dolphin Offshore Partners L.P. (“Dolphin”) loaned the Company $2,500,000 bearing interest at 12% per annum with interest payable monthly beginning June 18, 2004 and principal payable on May 20, 2005, which loan was secured by a lien on the Company’s Tennessee and Kansas producing properties and the Tennessee pipeline. Peter E. Salas, the Chairman of the Company’s Board of Directors and the sole shareholder and controlling person of Dolphin Management, Inc. the general partner of Dolphin, negotiated the terms of the loans directly with management, which terms were approved by management in view of the Company’s immediate needs, financial condition and prospective alternatives and under circumstances in which Dolphin was not generally engaged in the business of lending money. These loans were made on terms that management believed were at least as favorable to the Company as it could have obtained through arms-length negotiations with unaffiliated third parties.

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

On May 19, 2005 these two notes were replaced with a single new note to Dolphin for $700,000 payable on August 20, 2005. By an amended and restated note dated August 18, 2005, the due date of the note was extended on the same terms as the existing note from August 20, 2005 to December 31, 2005

On August 22, 2005 all holders of the Company's Series B and C Cumulative Convertible Preferred Stock (the "Series B and Series C shares"), having an aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company's common stock. Holders of approximately 53.2% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184. The Company borrowed the sum of $1,814,000 from Dolphin to fund this exchange of cash for Series B and C Preferred Stock. (See Note 5 to the Financial Statements). The loan from Dolphin was evidenced by a secured promissory note bearing 12% interest per annum payable interest only monthly until the principal amount of the note became due on December 31, 2005. As a result of the exchange, as of August 22, 2005 the Company no longer had any holders of Series B or C preferred stock and no further obligations under any Series B or C shares. On October 5, 2005, Hoactzin Partners, L.P. ("Hoactzin") surrendered to the Company the two outstanding promissory notes dated December 30, 2004 and August 22, 2005 made by the Company to Dolphin in the aggregate principal amount of $2,514,000. In exchange for the surrender of these notes, the Company entered into an agreement granting Hoactzin a 94.3% working interest in a twelve-well drilling program to be undertaken by the Company on its properties in Kansas. The Company retains the remaining 5.7% working interest in the drilling program.

On June 29, 2006 the Company used $1.393 million of the proceeds of a $2.6 million loan from Citibank Texas, N.A. (See Note 8 to Condensed Consolidated Financial Statements, below) to exercise the Company’s option to repurchase from Hoactzin the Company’s obligation to drill for Hoactzin the final six wells of the Company’s 12-well Kansas drilling program.  The controlling person of Hoactzin is Dolphin Advisors, LLC, an entity controlled by Peter E. Salas, the Company’s Chairman of the Board.   If the Company had not exercised its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the program until payout as established in the terms of the drilling program.  However, as a result of the terms of the repurchase option exercised by the Company on June 29, 2006 Hoactzin will receive only a 6.25% overriding royalty in the next six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six program wells that have previously been drilled.  As a further result of the repurchase, the 12-well program was converted into a 6-well program, and because six wells have already been drilled by the Company as of June 30, 2006 the drilling obligation in this program is satisfied.  Consequently, as of June 30, 2006, all well-drilling obligations of the Company owed to participants have been satisfied as to both the 8-well drilling program (offered to the former Company’s Series A preferred stockholders) and the 12-well drilling program (offered to Hoactzin and converted to a 6-well program upon the Company’s repurchase of the obligation to drill the last six wells as described above). The participants will continue to receive the agreed upon revenues allocable to their working interest until payout under the programs occur, at which time the Company will begin to receive a management fee of 85% of those working interest proceeds for the remaining life of the wells.

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

The Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Debt” (“SFAS 150”) on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock shall be reclassified at fair value to a liability. The Company determined that each of the Series A, Series B and Series C preferred stock qualify as shares subject to mandatory redemption, and as such, were reclassified as liabilities upon adoption of SFAS150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle of $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock is being accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption from July 1, 2003 through December 31, 2003 was $354,735 and $752,003 for 2004 and $242,007 in 2005.

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

Under the terms of the Drilling Program, the former Series A holders participating will receive all the cash flow from each of eight wells drilled until they have recovered 80% of the value of the Series A shares exchanged. At that point, the Company will begin to receive 85% of the cash flow from these wells as a management fee, and the former Series A owners will continue to receive 15% of the cash flow for the productive life of the wells.

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

During 2005 the Company completed six wells of the eight well Drilling Program and completed the program drilling in the second quarter of 2006. The Company reduced the Drilling Program liability by $1,755,602 and offset oil and gas properties by the corresponding amount.

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

For the six months of 2006 and 2005, the Company recorded accretion expenses of $34,386 and $39,007 associated with this liability. These expenses are included in interest expense in the Consolidated Statements of Operations.

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

(8)	Bank Loan

On June 29, 2006 the Company closed a $50,000,000 revolving senior credit facility between the Company and Citibank Texas, N.A. in its own capacity and also as agent for other banks.

Under the facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the borrowing base in effect from time to time. The Company’s initial borrowing base was set at $2,600,000.

The initial loan under the facility with Citibank closed on June 29, 2006 in the principal amount of $2.6 million, bearing interest at a floating rate equal to LIBOR plus 2.5%, resulting in a current rate of interest of approximately 8.2%. Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing. The facility is secured by a lien on substantially all of the Company’s producing and non-producing oil and gas properties and pipeline assets.

$1.393 million of the $2.6 million loan proceeds was used by the Company on June 29, 2006 to exercise its option to repurchase from Hoactzin

Partners, L.P., the Company’s obligation to drill the final six wells in the Company’s 12-well Kansas drilling program for Hoactzin. The controlling person of Hoactzin is Dolphin Advisors, LLC, an entity controlled by Peter E. Salas, the Company’s Chairman of the Board. If the Company did not exercise its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the program. As a result of the repurchase, Hoactzin will now receive only a 6.25% overriding royalty in six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six program wells that have previously been drilled. As a further result of the repurchase, the 12-well program has been converted to a 6-well program, all of which have been drilled by the Company. The Company incurred closing cost consisting of legal fees, mortgage taxes, commissions and bank fees totaling $236,651. This amount will be amortized over the term of the note.

(9)	Restricted Cash

The Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition
Kansas

During the first six months of 2006, the Company produced and sold 85,777 gross barrels of oil from its Kansas Properties comprised of 143 producing oil wells. Of the 85,777 gross barrels, 59,018 barrels were net to the Company’s interest after required payments to all of the Drilling Program participants and royalty interests. The Company’s first six months production of 59,018 barrels of oil compares to 44,428 barrels produced to the Company’s interest in the first six months of 2005. The Company’s net revenues from the Kansas properties were $3,654,420 in the first six months of 2006 compared to $2,181,401 in 2005. This increase was due to increased production of 14,590 barrels to the Company’s interest and higher prices for oil.

Tennessee

During the first six months of 2006, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman Chemical Company. Natural gas production from the Swan Creek field for the first six months of 2006 was an average of 406 Mcf per day during that period as compared to 483 Mcf per day in the first six months of 2005. The first six months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first six months of 2006 the Company produced 4,063 barrels of oil as compared to 5,657 in 2005. This natural decline is normal for any producing oil and gas well, and this decline as experienced on existing wells in Swan Creek was not unexpected.

Comparison of the Six Months Ended June 30, 2006 and 2005

The Company recognized $4,453,705 in total revenues from its Kansas Properties and the Swan Creek Field during the first six months of 2006 compared to $3,043,115 in the first six months of 2005. The increase in revenues was due to an increase in oil prices in 2006 and a 14,590 barrel increase allocable to the Company’s interest in oil production from the Kansas field. This Kansas oil production increase is attributable to well workovers, polymer completion workovers and the Company’s portion (19%) of the eight-well Drilling Program. Oil prices in the first six months of 2006 averaged $61.92 per barrel as compared to $49.10 per barrel in the first six months of 2005.

The Company realized a net income attributable to common shareholders of $1,037,116 or $0.02 per share of common stock during the first six months of 2006, compared to a net loss in the first six months of 2005 to common shareholders of ($550,891) or ($0.01) per share of common stock.

Production costs and taxes in the first six months of 2006 increased to $1,666,852 from $1,481,483 in the first six months of 2005. The difference is due to increased workovers to increase production and overall cost increases of supplies in the industry.

Depletion, depreciation, and amortization expense for the first six months of 2006 was $811,779 compared to $957,154 in the first six months of 2005. This is due to a reduction in depletion. Increased production and increased reserve base resulted in this reduction in depletion. The 2005 Ryder Scott Report is the basis for the depletion calculation. Ryder Scott has performed reserve analysis of all the Company’s productive leases.

During the first six months of 2006, general and administrative costs increased to $737,846 from $606,850 in the first six months of 2005 due mainly to $80,780 in compensation expense charged relating to stock options.

Professional fees in the first six months of 2006 were $126,994 compared to $194,348 in the same period in 2005. These fees have decreased as all material litigation has been resolved.

Interest expense for the first six months of 2006 decreased to $49,037 from $352,990 in the first six months of 2005. The substantial decrease is the result of the payoff of the Dolphin notes and the conversion of shares subject to mandatory redemption in 2005.

Comparison of the Quarters Ended June 30, 2006 and 2005

The Company recognized $2,354,736 in total revenues from its Kansas Properties and the Swan Creek Field during the second quarter of 2006 compared to $1,612,097 in the second quarter of 2005. The increase in revenues was due mainly to an increase in oil prices in 2006. The Company also increased production by 8,229 barrels allocable to the Company’s interest in the second quarter of 2006 over 2005 levels. Oil prices in the second quarter of 2006 averaged $64.92 per barrel as compared to $50.29 per barrel in the second quarter of 2005.

The Company realized a net income attributable to common shareholders of $720,769 or $0.01 per share of common stock during the second quarter of 2006, compared to a net loss in the second quarter of 2005 to common shareholders of ($132,540) or ($0.00) per share of common stock.

Production costs and taxes in the second quarter of 2006 increased to $811,342 from $696,361 in the second quarter of 2005. The difference is due to increased workovers to increase production and overall cost increases of supplies in the industry.

Depletion, depreciation, and amortization expense for the second quarter of 2006 was $405,893 compared to $477,846 in the second quarter of 2005. This is due to a reduction in depletion. Increased production and increased reserve base resulted in this reduction in depletion. The 2005 Ryder Scott Report is the basis for the depletion calculation.

During the second quarter of 2006, general and administrative costs increased to $339,621 from $315,740 in the second quarter of 2005 due to compensation expense charges relating to stock options.

Professional fees in the second quarter of 2006 were $27,794 compared to $57,226 in the same period in 2005.

Interest expense for the second quarter of 2006 decreased to $26,948 from $196,918 in the second quarter of 2005. The substantial decrease is the result of the payoff of the Dolphin notes and the conversion of shares subject to mandatory redemption in 2005.

Liquidity and Capital Resources

Management believes that the Company’s foundation for it’s future growth began to solidify in 2004. In 2004, all material litigation involving the Company was resolved, eliminating the substantial ongoing costs and expenses of such litigation. Capital restructuring began in February 2004, when the Company’s rights offering to its then-shareholders successfully raised sufficient capital to pay in full all preexisting secured debt in the amount of $3.8 million, most of which had been obtained at relatively high interest rates. Also in early 2004 certain unsecured convertible notes entered into in 1998 in the principal amount of $1.5 million were fully paid, and still other convertible notes entered into in 2002 in the original principal amount of $650,000 were paid in full in March 2004. In December, 2004 the Company completed an exchange offer to the thirteen holders of all of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”) in the face value of $2,867,900. Seven of the thirteen holders elected a cash exchange option, and the face value of $1,085,000 of Series A Shares was exchanged for a cash payment of $723,369. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin Offshore Partners, L.P. (“Dolphin”), the Company’s largest shareholder. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin. The loan from Dolphin was in the form of a secured note in principal amount of $550,000 bearing 12% interest per annum. Five of the thirteen Series A shareholders selected a drilling program exchange option and on December 31, 2004 the face value of $1,582,900 of Series A Shares plus dividend value of $31,658 was exchanged for 6.5 of the eight units in the Company’s Eight Well Program. In December 2005 the last remaining Series A preferred shareholder exchanged his preferred stock for cash on essentially identical terms as received by the other Series A owners who had exchanged their shares for cash.

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

In August 2005, all of the holders of the Company’s Series B 8% and C 6% Cumulative Convertible Preferred Stock (the “Series B and Series C Shares”) in the total aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged their Series B and C shares for cash or for the Company’s common stock. The cash option exchange provided for a cash payment equal to 66.67% of the face value together with any unpaid accrued dividends. Holders of approximately 53.2% of the face value of outstanding Series B and C Shares selected this option, exchanging preferred shares having an aggregate value of $2,721,140.39 for cash payments totaling $1,814,184.

The Company obtained the funds for this exchange primarily from proceeds of a loan of $1,814,000 from Dolphin evidenced by a secured promissory note bearing 12% interest (the “$1,814,000 Note”). The second option offered to the holders of the Series B and C Shares was to exchange their Series B and C Shares for four shares of the Company’s common stock for each dollar of the face value and unpaid accrued dividends and interest on their Series B and C Shares. The holders of the remaining aggregate value of $2,391,905 or 46.8% of the Series B and C shares including Dolphin selected this option. As a result, a total of 9,567,620 shares of the Company’s common stock were issued to holders of Series B and C Shares. Of this total number, 4,595,040 shares of unregistered common stock were issued to Dolphin in exchange for the $1,148,760 in aggregate value of the Series B shares held by Dolphin. As a result of this exchange, as of August 22, 2005, the Company no longer had any Series B or C preferred stockholders and no further obligations under the Series B or C shares.

On October 5, 2005 the Company and Hoactzin Partners, L. P. (“Hoactzin”) signed an agreement whereby Hoactzin surrendered the $700,000 and $1,814,000 Notes and exchanged the Company’s obligation to repay this principal amount of $2.514 million for a 94.275% working interest in a new twelve well drilling program (the “Twelve Well Program”) to be undertaken by the Company on its properties in Kansas. The Company retained the 5.725% working interest in the Twelve Well Program not owned by Hoactzin. The principal of the Notes exchanged by Hoactzin represented the funds paid by the Company for the previous exchanges by holders of the Company’s Series A, B, and C preferred stock of their preferred stock for cash. Under the terms of the Twelve Well Program, the Company retained an option to repurchase from Hoactzin the obligations to drill the final six wells of the Twelve Well Program for one half of the principal of notes exchanged by Hoactzin, plus interest on that amount at 6% per annum until the date of any repurchase, plus a 1/16 overriding royalty to Hoactzin on all wells drilled in the Twelve Well Program. Payout and management fee calculations would also be adjusted to reflect any reduction to a six well program. Hoactzin agreed to extend the expiration date of the repurchase option from March 31, 2006 to an indefinite future date being not later than the beginning of drilling of what would be the seventh well in the program if the repurchase option has not been exercised.

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

On June 29, 2006 the Company closed a $50,000,000 revolving senior credit facility between the Company and Citibank Texas, N.A. in its own capacity and also as agent for other banks.  Under the facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the borrowing base in effect from time to time. The Company’s initial borrowing base was set at $2,600,000.  The initial loan under the facility with Citibank closed on June 29, 2006 in the principal amount of $2.6 million, bearing interest at a floating rate equal to LIBOR plus 2.5%, resulting in a current rate of interest of approximately 8.2%.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing.   The facility is secured by a lien on substantially all of the Company’s producing and non-producing oil and gas properties and pipeline assets.

On June 29, 2006 the Company used $1.393 million of the proceeds of the $2.6 million loan to exercise the Company’s option to repurchase from Hoactzin Partners, L.P., the Company’s obligation to drill for Hoactzin the final six wells of the Company’s Twelve Well Program. The controlling person of Hoactzin is Dolphin Advisors, LLC, an entity controlled by Peter E. Salas, the Company’s Chairman of the Board.   If the Company had not exercised its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the Program until payout as established in the terms of the drilling program.  However, as a result of the terms of the repurchase option exercised by the Company on June 29, 2006 Hoactzin will receive only a 6.25% overriding royalty in the next six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six Program Wells that have previously been drilled.  As a further result of the repurchase, the Twelve Well Program was converted into a six well program, and because six wells have already been drilled by the Company as of June 30, 2006 the drilling obligation in this program is satisfied.  Consequently, as of June 30, 2006, all well-drilling obligations of the Company owed to participants have been satisfied as to both the Eight Well Program (offered to the former Series A preferred stockholders) and the Twelve Well Program (offered to Hoactzin and converted to a six well program upon the Company’s repurchase of the obligation to drill the last six wells as described above).  The participants will continue to receive the agreed upon revenues allocable to their working interest until payout under the program occurs, when the Company will begin to receive a management fee of 85% of those working interest proceeds for the remaining life of the wells.

As of June 30, 2006 the Company completed a total reworking of its balance sheets that has been ongoing since February 2004.   The Company has resolved all major litigation and eliminated the accompanying legal fees. The Company’s successful rights offering in February 2004 raised capital to pay off substantial debt.  The Company also sold its small block of gas properties in Kansas obtaining a dollar benefit of high gas prices reflected in the $2.4 million sales price while simultaneously eliminating the high operating expenses of those properties. The Company used proceeds of the gas property sale to further pay down debt.  The Company has also met its obligations to all of its preferred stockholders by exchange their preferred stock either for cash, stock, or drilling program interests, and has accordingly cancelled all of the Series A, B, and C preferred stock. The Company has completed all of its drilling program obligations out of its own cash flow from operations and without additional borrowing for drilling.  The Company continues to successfully rework existing wells, and to drill new oil wells in Kansas and is acquiring additional lease acreage to increase production and to grow its reserves through the drill bit.   During this time the Company has benefited from the currently high commodity prices for oil and gas and has used higher prices and increasing production volumes to conservatively fuel the reworking of the balance sheets and to prepare the Company for those times in the future when commodity prices may not be as favorable, which is a part of the business cycle that is well known and almost universally expected to some degree as an element of the oil and gas industry.  The Company’s success in turning around its financial condition has enabled the Company to close the senior credit facility with Citibank Texas, N.A. in June 2006 thus meeting a primary Company goal to establish a commercial banking relationship with an established energy lender that will serve the Company as it continues to grow. In less than two years the Company has gone from total liabilities as of December 31, 2003 of about $19.4 million to approximately $3.2 million as of June 30, 2006, which includes the loan obligation to Citibank Texas. Management believes that the Company is now well situated to enter into a new period of development and growth.

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for, and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, daily rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs were recorded in 2006 or 2005.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $40.73 per barrel to a high of $64.00 per barrel during 2005. Gas price realizations ranged from a monthly low of $5.02 per Mcf to a monthly high of $14.03 per Mcf during the same period. The Company did not enter into any hedging agreements in 2005 or in 2006 to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

On June 30, 2006, the Company had debt outstanding of approximately $165,000 at a fixed rate and $1,393,543 at a variable rate. The Company did not have any open derivative contracts relating to interest rates on June 30, 2006.

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

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this Report, and under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

Changes in Internal Controls

During the period covered by this Report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As part of a continuing effort to improve the Company's business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2006, the Company issued 9,423 unregistered and restricted shares of its common stock pursuant to the exercise of warrants issued by the Company to members of the plaintiff class as part of the settlement of the action entitled Paul Miller v. M. E. Ratliff and Tengasco, Inc.,

United States District Court for the Eastern District of Tennessee, Knoxville, Docket Number 3:02-CV-644. Those warrants are exercisable for a period of three years from date of issue at $0.45 per share and the warrants themselves are exempt from registration pursuant to Section 3(a) (10) of the Securities Act of 1933.

During the second quarter of fiscal 2006, the Company issued 318,000 registered and unrestricted shares upon the exercise of options granted under the Tengasco, Inc. Incentive Stock Plan including 60,000 shares each to Jeffrey R. Bailey, a Director and Chief Executive Officer of the Company, and Mark A. Ruth, the Company’s Chief Financial Officer, 50,000 shares to John A. Clendening, a Director of the Company, 40,000 shares to Cary V. Sorensen, a Vice-President, Secretary and General Counsel of the Company, and 80,000 shares to Neal F. Harding, a former Director of the Company.

On June 1, 2006, the Company issued 7,500 shares of its common stock each to John A. Clendening, a Director of the Company and Neal F. Harding, a former Director of the Company and 11,500 shares to another Director, Clarke H. Bailey, for their services as members of the Company’s Audit Committee in Fiscal 2005. Mr. Bailey was the Chairman of the Committee and was designated by the Board of Directors as the Company’s “Audit Committee financial expert” as defined by applicable Securities and Exchange Commission regulations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on April 24, 2006.

(b) The first item voted upon was the election of Directors. Clarke H. Bailey, Jeffrey R. Bailey, John A. Clendening, Neal F. Harding, Carlos P. Salas, and Peter E. Salas were elected as Directors of the Company for a term of one year or until their successors are elected and qualified. The results of voting were as follows: 54,699,156 votes for Clarke H. Bailey and 82,347 withheld; 54,709,183 votes for Jeffrey R. Bailey and 72,320 withheld; 54,705,283 votes for John A. Clendening and 76,220 withheld; 54,705,183 votes for Neal F. Harding and 76,320 withheld; 54,550,065 votes for Carlos P. Salas and 231,438 withheld; and, 54,701,883 votes for Peter E. Salas and 79,620 withheld.

A majority of votes at the meeting having voted for them, Messrs. Clarke H. Bailey, Jeffrey R. Bailey, John A. Clendening, Neal F. Harding, Carlos P. Salas, and Peter E. Salas were duly elected as Directors of the Company.

(c) The next item voted on was a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Rodefer Moss & Co, PLLC to serve as the independent certified public accountants of the Company for fiscal 2006.

The results of the voting were as follows:

54,272,104 votes for the proposal;
26,732 votes against; and
482,666 abstained.

A majority of the votes cast at the meeting having voted for the proposal, the proposal was duly passed.

No other matters were voted upon at the meeting.

ITEM 5	OTHER INFORMATION

The Company drilled two wells in Kansas during July 2006, in both of which the Company holds 100% of the working interest.  Completions and evaluations are underway on both of them but are not completed as of the date of this Report. However, indications are that it is likely that each of the wells will produce commercial quantities of oil.  In addition, the Company has recently acquired approximately 7,860 acres of additional leases in Kansas, in three separate areas of interest, on which several different 3D seismic exploration surveys will occur before the end of 2006.  The new acreage leased also contained two existing wells with sufficient existing production, when also considering available geology, to support the Company’s decision to perform additional drilling on those leases. The Company also plans to drill another 6 to 9 wells on the new properties and the Company’s existing Kansas properties before the end of the year 2006 as rigs become available.  The Company will also own 100% of the working interests in those wells.

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

Dated: August 11, 2006

TENGASCO, INC.

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

28

Exhibit 31.1	CERTIFICATION

I, Jeffrey R. Bailey

1.     I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2006.

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

Dated: August 11, 2006

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2006.

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

Dated: August 11, 2006

By: s/ Mark A. Ruth

Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Dated: August 11, 2006
By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Dated: August 11, 2006
By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer