Form 10-K
period 2006-03-31
TENGASCO INC
filed 2007-03-30
CIK 1001614

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

REPORT ON FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-20975

TENGASCO, INC.

(Name of registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	87-0267438 (I.R.S. Employer Identification No.)

10215 TECHNOLOGY DRIVE N.W., KNOXVILLE, TENNESSEE (Address of Principal Executive Offices)	37932-3379 (Zip Code)

Registrant's telephone number, including area code: (865) 675-1554.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer ☐ Non-accelerated Filer ☒

                Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006 closing price $1.29): $48,086,530

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 1, 2007): 59,058,705

Documents Incorporated By Reference

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

i

Item 14.	Principal Accountant Fees and Services	47

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	47

	Signatures	50

ii

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for 2006 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company. All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

History of the Company

The Company was initially organized in Utah in 1916 for the purpose of mining, reducing and smelting mineral ores, under the name Gold Deposit Mining & Milling Company and later changed to Onasco Companies, Inc. In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.

Overview

The Company is in the business of exploring for, producing and transporting oil and natural gas in Kansas and Tennessee. The Company leases producing and non-producing properties with a view toward exploration and development and owns pipeline and other infrastructure facilities used to provide transportation services. The Company utilizes seismic technology to improve the discovery of reserves.

In 1998, the Company acquired from AFG Energy, Inc. (“AFG”), a private company, approximately 32,000 acres of leases in the vicinity of Hays, Kansas (the “Kansas Properties”). Included in that acquisition were 273 wells, including 208 working wells, of which 149 were producing oil wells and 59 were producing gas wells, a related 50-mile pipeline and gathering system, three compressors and 11 vehicles. The Company sold the Kansas gas producing wells, gathering system and compressors effective February 1, 2005. During 2006, the Kansas Properties produced an average of approximately 15,000 barrels of oil per month.

The Company’s oil and gas leases in Tennessee are located in Hancock, Claiborne, and Jackson counties. The Company has drilled primarily on a portion of its leases known as the Swan Creek Field in Hancock County focused within what is known as the Knox Formation, one of the geologic formations in that field. During 2006 the Company sold an average of approximately 378 thousand cubic feet of natural gas per day and 708 barrels of oil per month from 21 producing gas wells and 5 producing oil wells in the Swan Creek Field.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owns and operates a 65-mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.

The Company formed a wholly-owned subsidiary on December 27, 2006 named Manufactured Methane Corporation for the purpose of owning and operating treatment and delivery facilities using the latest developments in available technologies for the extraction of methane gas from non-conventional sources for delivery through the nation’s existing natural gas pipeline system, including the Company’s TPC pipeline system in Tennessee for eventual sale to natural gas customers.

General

1. The Kansas Properties

The Company’s Kansas Properties presently include 130 producing oil wells in the vicinity of Hays, Kansas. The Company employs a full time geologist in Kansas to oversee acquisition of new properties, and exploration and exploitation of Kansas Drilling prospects on both newly acquired acreage and existing leases for development. The Company employs a full time production manager to oversee the daily function of all producing wells and to implement the work-over programs employed by the Company to boost production from older wells.

In 2006, the Company continued to focus its exploration and drilling activities in Kansas. During 2006, the Company also continued its lease acquisition program in Kansas to acquire oil and gas leases in areas near its previous lease holdings where the Company believes there is a likelihood of additional oil production. The Company continued to collect and analyze substantial seismic data to aid it in its drilling operations The Company intends in 2007 to continue to acquire additional leases in the area of its existing wells.

In 2006, the Company drilled the last two wells of an eight-well drilling program in Kansas (the “Eight Well Program”). The Eight Well Program was offered to the holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”) in exchange for their Series A Shares. This resulted in the participants acquiring approximately an 81% working interest in the eight wells and the Company retaining the remaining 19% working interest. Under the terms of the Eight Well Program, the former Series A shareholders participating in the Eight Well Program will receive all of the cash flow from their 81% working interest in the eight wells until they have recovered 80% of the face value of the Series A Shares they exchanged for their interests in the Eight Well Program. At that point, for the rest of the productive lives of those eight wells, the Company will receive 85% of the cash flow from the 81% working interest in those wells as a management fee and the Series A shareholders will receive the remaining 15% of the cash flow. The Eight Well Program produced sufficient revenues to the participants in 2006 so that the Company estimates that the management fee will become due to the Company in 2007 resulting in approximately an additional $50,000 in revenues per month, depending upon commodity prices and continuing production levels from those wells.

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

In 2006, the Company drilled four wells in the Twelve Well Program bringing the total number of wells drilled in that Program to six. All but one of those wells is producing commercial quantities of oil.

On June 29th, 2006 the Company closed a $50,000,000 credit facility with Citibank Texas, N.A. The Company’s initial borrowing base was set at $2,600,000 and the Company borrowed that amount on June 29, 2006 and used $1.393 million of the loan proceeds to exercise its option to repurchase from Hoactzin Partners, L.P., the Company’s obligation to drill the final six wells in the Company’s Twelve Well Program. As a result of the repurchase, the Twelve Well Program was converted to a six well program, all of which had been drilled by the Company at the time of the repurchase. Consequently, as of July 1, 2006, all well-drilling obligations of the Company under both the Eight Well and Twelve Well Programs with former preferred stockholders as participants had been satisfied. If the Company had not exercised its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the Twelve Well Program. However, as a result of the repurchase, Hoactzin will now receive only a 6.25% overriding royalty in six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six program wells that had previously been drilled as part of the Twelve Well Program.

Gross oil production to the Company’s interest in 2006 was enhanced by our interest in the drilling program wells, the work-over results on existing wells especially the polymer successes, and the 4 new wells drilled late in 2006 in which the Company was not required to share the working interest with any drilling program or other participants. Specifically, the wells in the Eight Well Program produced 4,897 barrels of oil; the wells in the Twelve Well Program now converted to a six well program produced 11,147 barrels; wells polymered produced 25,585 barrels; and, the four new wells produced 9,950 barrels in 2006. By December 2006 these investments in drilling program wells, work-overs/polymers, and four new wells accounted for almost 40% of our gross Kansas production. The Company had successive record quarterly production in all four quarters of 2006, and set an all time monthly record in November 2006 with 18,158 gross barrels of oil produced in a single month. The total 2006 Kansas oil production of 179,555 barrels compared to 128,765 barrels produced in 2005 was a 29% increase. This production increase also had the effect of adding 348,000 barrels of oil to the reserve basis for Kansas. All this was achieved while lowering costs per barrel on the production side.

There are also additional capital development projects that the Company is considering to increase current oil production with respect to the Kansas Properties, including recompletion of wells and major work-overs. Management has made the decision to simultaneously undertake as many of these projects that can be paid from the Company’s current cash flow as soon as the Company is able to obtain third party crews and equipment to perform the work. Workovers done to date on a limited scale have been successful in Kansas. The work-overs included a treatment of wells by injection of polymers (a type of plastic compound) that has sealed off almost all of the water from entering the combined oil/water fluid stream that is naturally produced from the wells, while at the same time increasing the total quantity of crude oil that is actually produced per day from the treated wells. Although there can be no assurances, similar work-overs when completed might reduce water production and its associated removal expense and increase oil production from many of the Company’s other existing oil wells in Kansas.

2. The Tennessee Properties

Amoco Production Company, during the late 1970’s and early 1980’s acquired approximately 50,500 acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, including the area now referred to as the Swan Creek Field. In 1982, Amoco successfully drilled two natural gas discovery wells in the Swan Creek Field to the Knox Formation. These wells, once completed, had a high pressure and apparent volume of deliverability of natural gas. In the mid-1980’s, however, development of this Field was cost prohibitive due to a substantial decline in worldwide oil and gas prices which was further exacerbated by the high cost of constructing a necessary 23-mile pipeline across three mountain ranges and crossing the environmentally protected Clinch River from Sneedville, Tennessee to deliver gas from the Swan Creek Field to the closest market in Rogersville, Tennessee. In July 1995, the Company concluded a legal action under state law and acquired the Swan Creek leases.

A. Swan Creek Pipeline Facilities

In July 1998, the Company completed Phase I of its pipeline from the Swan Creek Field, a 30-mile pipeline made of six and eight-inch steel pipe running from the Swan Creek Field into the main city gate of Rogersville, Tennessee. The cost of constructing Phase I of the pipeline was approximately $4,200,000. In March 2001, construction of Phase II of the Company’s pipeline system was completed. Phase II was an additional 35 miles of eight and 12-inch pipe laid at a cost of approximately $12.1 million, extending the Company’s pipeline from a point near the terminus of Phase I and connecting to a meter station at Eastman Chemical Company’s (“Eastman”) plant in Kingsport, Tennessee. The completed pipeline system extends 65 miles from the Company’s Swan Creek Field to Kingsport, Tennessee and was built for a total cost of $16,329,552.

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

In 2004, the Company drilled and tested two new infield development wells in the Swan Creek Field. The results of these wells together with the accumulation of data from previously drilled wells and seismic data indicated that drilling new gas wells in the Swan Creek Field would not achieve any significant increase in daily gas production totals from the Field; the current wells in production in the Swan Creek Field would be capable of and would likely produce all the remaining reserves in that Field; and, that only limited additional gas reserves could be added with additional infield developmental drilling. Consequently, the Company has not drilled any new wells in the Swan Creek Field.

Because no drilling has occurred since 2004, and no drilling for natural gas directly in Swan Creek is anticipated in the future, the current production levels less decline are the sole value of natural gas reserves and production. The existing production and the current 21 wells producing natural gas are showing typical Appalachian production declines, which exhibit a long lived nature but more modest volumes. The experienced decline in actual production levels from existing wells in the Swan Creek Field from 2005 to 2006 was expected and predictable. Although there can be no assurance, the Company expects these natural rates of decline in the future will be comparable to the decline experienced over the 2005-2006 period, and that ongoing production from existing wells will tend to stabilize near current production levels.

Variations in year-end natural gas prices and lack of interest to invest in Swan Creek in the foreseeable future, have resulted in an adjustment to the reserve volumes to reflect only the reserves associated with currently producing wells. The company maintains an interest and anticipates drilling additional oil prospects in Swan Creek. It also has an interest in seeking other exploration targets in Tennessee outside of Swan Creek but near our pipeline, with other industry partners.

The deliverability of natural gas from the Swan Creek Field will not be sufficient to satisfy the volumes deliverable under its contracts with Eastman and BAE in Kingsport, Tennessee. The Eastman contract provides that Eastman will buy a minimum of the lesser of eighty percent of that customer’s daily usage or 10,000 MMBtu per day, and the BAE contract provides that BAE will buy a minimum of all of that customer’s usage or 5,000 MMbtu per day after Eastman’s volumes have been provided. In 2006 the Company’s volume sold from the field was approximately 419 MMBtu per day. The Company’s contracts with these customers are only for natural gas produced from the Swan Creek Field. So long as that field is not capable of supplying these volumes of natural gas, the Company is not in breach or violation of these contracts. No penalty is associated with the inability of the Field to produce the volumes that the Company could deliver and buyers would be obligated to buy under its industrial contracts if the volumes were physically available from the Field. However, in the event that the Company were found to be in breach of its obligations for failure to deliver any volumes of gas that is produced from the Swan Creek Field to either of these customers, the agreements limit potential exposure to damages. Damages are limited to no more than $.40 per MMBtu for any replacement volumes that are proved in a court proceeding as having been obtained to replace volumes required to be furnished but not furnished by the Company.

During 2005, the Company had 21 producing gas wells and 5 producing oil wells in the Swan Creek Field. Sales from the Swan Creek Field during 2006 averaged 378 Mcf per day compared to 502 Mcf per day in 2005.

3. The Non-conventional Methane Reserves

On October 24, 2006 the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”). The Agreement provides that the Company will purchase all the naturally produced gas stream presently being collected and flared at a municipal solid waste landfill serving the metropolitan area of Kingsport, Tennessee that is owned and operated by BFI in Church Hill, Tennessee. BFI’s facility is located about two miles from the Company’s existing pipeline serving Eastman Chemical Company (“Eastman”). Contingent upon obtaining suitable financing, the Company plans to acquire and install a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased gas stream by volume. The Company plans to construct a small diameter pipeline to deliver the extracted methane gas to the Company’s existing pipeline for delivery to Eastman.

                              The Company is presently seeking to arrange suitable project financing for the production of gas from this non-conventional source. Total costs for the project are expected to be approximately $3.7 million, and commercial operations are expected to begin about eight months from closing of financing.  At current gas production rates and expected extraction efficiencies, when commercial operations of the Project begin, the Company would expect to deliver about 418 MMBtu per day of additional gas to Eastman, which would almost double the current volumes of natural gas being delivered to Eastman by the Company from its Swan Creek field. At the average natural gas price received by the Company in 2006, the anticipated net revenues to the Company would be approximately $1 million per year from this project. The gas supply from this project is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, currently estimated by BFI to occur between the years 2022 and 2026.

4. Other Areas of Development

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

The Company also intends to establish and explore all business opportunities for connection of the pipeline system owned by the Company’s subsidiary TPC to other sources of natural gas or gas produced from non-conventional sources so that revenues from third parties for transportation of gas across the pipeline system may be generated. Although no assurances can be made, such connections may also enable the Company to purchase natural gas from other sources and to then market natural gas to new customers in the Kingsport, Tennessee area at retail rates under a franchise agreement already granted to the Company by the City of Kingsport, subject to approval by the Tennessee Regulatory Authority.

                              The Company also intends to continue to explore other opportunities such as its methane extraction project in Church Hill, Tennessee to obtain natural gas or substitutes for natural gas from non-conventional sources if such gas can be economically treated and tendered in commercial volumes for transportation not only through the Company’s existing pipeline system but by other delivery mechanisms and through other interstate or intrastate pipelines or local distribution companies for the purposes of supplementing the Company’s revenues from the sale of the methane gas produced by these projects.

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

At present, crude oil produced by the Company in Kansas is sold to the Coffeyville Resources Refining and Marketing, LLC (“Coffeyville Refining”) in Kansas City, Kansas. Coffeyville Refining is solely responsible for transportation of the oil it purchases. The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchase prices offered by the refineries fluctuate from time to time. Crude oil produced by the Company in Tennessee is sold to the Ashland refinery in Kentucky and is transported to the refinery by contracted truck delivery at the Company’s expense.

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

The Company's contemplated oil and gas exploration activities in the States of Tennessee and Kansas will be undertaken in a highly competitive and speculative business atmosphere. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company’s competitive position in the oil and gas industry will be significant as the Company currently exists.

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

Dependence On One or a Few Major Customers

The Company is presently dependent upon a small number of customers for the sale of gas from the Swan Creek Field, principally Eastman, and other industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

Need For Governmental Approval of Principal Products or Services

None of the principal products offered by the Company require governmental approval, although permits are required for drilling oil or gas wells. In addition the transportation service offered by TPC is subject to regulation by the Tennessee Regulatory Authority to the extent of certain construction, safety, tariff rates and charges, and nondiscrimination requirements under state law. These requirements are typical of those imposed on regulated common carriers or utilities in the State of Tennessee or in other states. TPC presently has all required tariffs and approvals necessary to transport natural gas to all customers of the Company.

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

The Company’s Board of Directors has adopted resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan was adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office. A list is maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what affect these present and future laws, rules and regulations will have on the Company's current and future operations.

Research and Development

The Company has not expended any material amount in research and development activities during the last two fiscal years. The Company, however, spent substantial amounts in 2006 for the acquisition of seismic data relating to the Company’s Kansas Properties and for three dimensional analysis of the acquired seismic data for the purpose of determining drilling targets with the maximum likelihood of being commercial producers of oil when drilled.

Number of Total Employees and Number of Full-Time Employees

The Company presently has twenty-five full time employees and one part-time employee.

Executive Officers of the Registrant

Identification of Executive Officers

                              The following table sets forth the names of all current executive officers of the Company. These persons will serve until their successors are elected or appointed and qualified, or their prior resignations or terminations.

Name	Positions Held	Date of Initial Election or Designation
Jeffrey R. Bailey 2306 West Gallaher Ferry Knoxville, TN 37932	Chief Executive Officer[1]	6/17/02
Cary V. Sorensen 5517 Crestwood Drive Knoxville, TN 37914	Vice-President; General Counsel; Secretary	7/9/99
Mark A. Ruth 9400 Hickory Knoll Lane Knoxville, TN 37931	Chief Financial Officer	12/14/98
Robert M. Carter 760 Prince George Parish Drive Knoxville, TN 37931	President, Tengasco Pipeline Corporation	6/1/98

Business Experience[2]

Cary V. Sorensen is 58 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees form North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, serving for seven years as senior counsel with the litigation department of Enron Corp. before entering private practice in June, 1996. He has represented virtually all of the major oil companies headquartered in Houston and all of the pipeline and other operating subsidiaries of Enron Corp., as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in nine states. These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal

_________________________

[1]	Mr. Bailey is also a director of the Company.

2               The background and business experience of Jeffrey R. Bailey is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in the Company’s Proxy Statement for the Company 2006 Annual Meeting of Stockholders.

levels, and general operation and regulation of interstate and intrastate gas pipelines. He has served as General Counsel of the Company since July 9, 1999.

Mark A. Ruth is 48 years old. He is a Certified Public Accountant with 24 years accounting experience. He received a B.S. degree in accounting with honors from the University of Tennessee at Knoxville. He has served as a project controls engineer for Bechtel Jacobs Company, LLC; business manager and finance officer for Lockheed Martin Energy Systems; settlement department head and senior accountant for the Federal Deposit Insurance Corporation; senior financial analyst/internal auditor for Phillips Consumer Electronics Corporation; and, as an auditor for Arthur Andersen and Company. On December 14, 1998 he became the Company’s Chief Financial Officer.

Robert M. Carter is 70 years old. He attended Tennessee Wesleyan College and Middle Tennessee State College between 1954 and 1957. For 35 years he was an owner of Carter Lumber & Building Supply Company and Carter Warehouse in Loudon County, Tennessee. He has been with the Company since 1995 and during that time has been involved in all phases of the Company's business including pipeline construction, leasing, financing, and the negotiation of acquisitions. Mr. Carter was elected Vice-President of the Company in March, 1996, as Executive Vice-President in April 1997 and on March 13, 1998 he was elected as President of the Company. He served as President of the Company until he resigned from that position on October 19, 1999. On August 8, 2000 he again was elected as President of the Company and served in that capacity until July 31, 2001. He has served as President of Tengasco Pipeline Corporation, a wholly owned subsidiary of the Company, from June 1, 1998 to the present.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's financial officers and executive officers, including its Chief Executive Officer and Chief Financial Officer. The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors Officers and Employees. A copy of these codes can be found at the Company's internet website at www.tengasco.com. The Company intends to disclose any amendments to its Codes of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's President, Chief Financial Officer or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. A copy of the Codes of Ethics can be obtained free of charge by writing to: Cary V. Sorensen, Secretary, Tengasco, Inc., 10215 Technology Drive, Suite 301, Knoxville, TN 37932.

Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore files reports, including Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K such as this Report, proxy information statements and other materials with the Securities and Exchange Commission (“SEC”). You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W.,

Washington D.C. 20549 upon payment of the prescribed fees. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company has a History of Significant Losses

During the early stages of the development of its oil and gas business the Company has had a history of significant losses from operations, in particular its development of the Swan Creek Field, and has an accumulated deficit of $30,156,132 as of December 31, 2006. Although management has substantially reduced its cash operating expenses, these losses have had a material adverse impact on the operations of the Company’s business. The Company has been profitable in 2005 and 2006. However, in the event the Company experiences losses in the future it may curtail the Company’s development activities or force the Company to sell some of its assets in an untimely fashion or on less than favorable terms.

The Company’s Credit Facility with Citibank

Texas, N.A. is Subject to Variable Rates of Interest,
Which Could Negatively Impact the Company.

Borrowings under the Company’s credit facility with Citibank Texas, N.A. are at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flows would decrease. The Company’s credit facility agreement contains certain financial covenants based on the Company’s performance. If the Company’s financial performance results in any of these covenants being violated, Citibank may choose to require repayment of the outstanding borrowings sooner than currently required by the agreement.

Declines In Oil or Gas Prices Will Materially
Adversely Affect the Company’s Revenues.

The Company’s future financial condition and results of operations will depend in large part upon the prices obtainable for the Company’s oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the Company’s control. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil or gas prices would have a material adverse effect on the Company’s financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company’s oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

Risks In Rates Of Oil and Gas Production,
Development Expenditures, and Cash Flows May
Have a Substantial Impact on the Company’s Finances.

Projecting the effects of commodity prices on production, and timing of development expenditures include many factors beyond the Company’s control. The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time. Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates which would have a significant impact on the Company’s financial position.

The Company’s Oil and Gas Operations

Involve Substantial Costs and are Subject

to Various Economic Risks.

                              The Company’s oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire new producing properties and to drill exploratory and developmental wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the Company’s exploration, development and production activities to be unsuccessful. This could result in a total loss of the Company’s investment in such well(s) or property. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

Shortages of Oil Field Equipment, Services and

Qualified Personnel Could Adversely Affect the

Company’s Results of Operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. The Company does not own any drilling rigs and is dependent upon third parties to obtain and provide such equipment as needed for the Company’s drilling activities. There have also been shortages of drilling rigs and other equipment as oil prices rise and as a result the demand for rigs and equipment increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. These shortages or price increases could adversely affect the Company’s profit margin, cash flow, and operating results or restrict the Company’s ability to drill wells and conduct ordinary operations.

The Company’s Failure to Find or Acquire Additional

Reserves Will Result in the Decline of the Company’s

Reserves Materially From Their Current Levels.

The rate of production from the Company’s Kansas oil and Tennessee oil and natural gas properties generally declines as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves, conducts successful exploration and development drilling, or successfully applies new technologies or identifies additional behind-pipe zones or secondary recovery reserves, the Company’s proved reserves will decline materially as production from these properties continues. The Company’s future oil and natural gas production is therefore highly dependent upon the level of success in acquiring or finding additional reserves or other alternative sources of production.

In addition, the Company’s drilling for oil and natural gas may involve unprofitable efforts not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to be commercially profitable after deducting drilling, operating, and other costs. In addition, wells that are profitable may not achieve a targeted rate of return. The Company relies on seismic data and other technologies in identifying prospects and in conducting exploration activities. The seismic data and other technologies used do not allow them to know conclusively prior to drilling a well whether oil or natural gas is present or may be produced economically.

The ultimate cost of drilling, completing and operating a well can adversely affect the economics of a project. Further drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, environmental and other governmental requirements and the cost of, or shortages or delays in the availability of drilling rigs, equipment, and services.

The Company has Significant Costs to Conform to
Government Regulation of the Oil and Gas Industry.

The Company’s exploration, production, and marketing operations are regulated extensively at the federal, state and local levels. The Company is currently in compliance with these regulations. In order to maintain its compliance, the Company has made and will have to continue to make substantial expenditures in its efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell. In addition, at the federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

The Company also has Significant Costs

Related to Environmental Matters.

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

Insurance Does Not Cover All Risks.

Exploration for and production of oil and natural gas and the Company’s transportation and other activities can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or to the environment. Although the Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent, insurance is not available to the Company against all operational risks.

The Company’s Methane Extraction from Non-conventional Reserves Operations Involve Substantial Costs and are Subject

to Various Economic, Operational, and Regulatory Risks.

The Company’s operations in projects involving the extraction of methane gas from non-conventional reserves such as landfill gas streams, require investment of substantial capital and are subject to the risks typically associated with capital intensive operations, including risks associated with the availability of financing for required equipment, construction schedules, air and water environmental permitting, and locating transportation facilities and customers for the products produced from those operations which may delay or prevent startup of such projects. After startup of commercial operations, the presence of unanticipated pressures or irregularities in constituents of the raw materials used in such projects from time to time, miscalculations or accidents may cause the Company’s project activities to be unsuccessful. Although the technologies to be utilized in such projects is believed to be effective and economical, there are operational risks in the use of such technologies in the combination to be utilized by the Company as a result of both the combination of technologies and the early stages of commercial development and use of such technologies for methane extraction from non-conventional sources such as those to be used by the Company. These risks could result in a total or partial loss of the Company’s investment in such projects. The economic risks of such projects include the marketing risks resulting from price volatility of the methane gas produced from such projects which is similar to the price volatility of natural gas. These projects are also subject to the risk that the products manufactured may not be accepted for transportation in common carrier gas transportation facilities although the products meet specified requirements for such transportation, or may be accepted on such terms that reduce the returns of such projects to the Company. These projects are also subject to the risk that the product manufactured may not be accepted by purchasers thereof from time to time and the viability of such projects would be dependent upon the Company’s ability to locate a replacement market for physical delivery of the gas produced from the project.

The Company is Not Competitive with
Respect to Acquisitions or Personnel.

The oil and gas business is highly competitive. In seeking any suitable oil and gas properties for acquisition, or drilling rig operators and related personnel and equipment, the Company is a small entity with limited financial resources and may not be able to compete with most other companies, including large oil and gas companies and other independent operators with greater financial and technical resources and longer history and experience in property acquisition and operation.

The Company Depends on Key Personnel,
Whom it May Not be Able to Retain or Recruit.

Jeffrey R. Bailey, the Company’s Chief Executive Officer, other members of present management and certain Company employees have substantial expertise in the areas of endeavor presently conducted and to be engaged in by the Company. To the extent that their services become unavailable, the Company would be required to retain other qualified personnel. The Company does not know whether it would be able to recruit and hire qualified persons upon acceptable terms. The Company does not maintain “Key Person” insurance for any of the Company’s key employees.

The Company’s Operations are Subject to

Changes in the General Economic Conditions.

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

Being a Public Company Significantly Increases

the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the American Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. Although the Company is a relatively small public company these rules, regulations, and requirements apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources. These new rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

The Company’s Chairman of the Board Beneficially Owns

a Substantial Amount of the Company’s Common Stock

and Has Significant Influence over the Company’s Business.

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P., which is the Company’s largest shareholder. At December 31, 2006, Mr. Salas, directly and through Dolphin owned 21,057,492 shares of the Company’s common stock and had options granting him the right to acquire an additional 50,000 shares of common stock. His ownership and voting control over approximately 36% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

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

Kansas Properties

The Kansas Properties as of December 31, 2006 contained 138 leases totaling 27,837 acres in the vicinity of Hays, Kansas. The increase in the total volume of acreage of the Company’s Kansas Properties from 15,875 acres at the end of 2005 is primarily due to the Company’s plans to focus its drilling and exploration activities in Kansas and to expand its interests in this area. Accordingly, in the second quarter of 2006, the Company leased approximately 3,800 acres in Trego County, Kansas; in the third quarter the Company leased approximately 2,800 acres in Rooks County, Kansas; and, in October 2006, the Company acquired one of its largest contiguous lease blocks containing approximately 5,490 acres in Russell and Ellis Counties, Kansas. The terms on the Company’s original leases in the Kansas Properties were from 1 to 10 years. Most of these leases, however, are still in effect because they are being held by production. The leases provide for a landowner royalty of 12.5%. Some wells are subject to an overriding royalty interest from 0.5% to 9%. The Company maintains a 100% working interest in most of its older wells and any undrilled acreage in Kansas. The terms for most of the Company’s newer leases in Kansas are from three to five years.

By April 2006, the Company had drilled the last two wells of its Eight Well Program thereby completing its drilling obligations under that Program. As stated in Item 1 of this Report, the Company has a 19% working interest in the eight wells in that Program and the Company’s former Series A shareholders retain the remaining 81% working interest in those eight wells. However, under the terms of the Eight Well Program, once the former Series A shareholders participating in that Program receive cash flow from their working interest equaling 80% of the face value of the Series A Shares they exchanged for their interests in the Program, thereafter, for the balance of the time those wells remain productive, the Company will receive 85% of the cash flow from the 81% working interest as a management fee and the Series A shareholders will receive the other 15% of the cash flow from their 81% working interest.

During the period from January to June 2006, the Company drilled four additional wells in its Twelve Well Drilling Program on its Kansas Properties bringing the total number of wells drilled in that Program to six. Under the terms of the Twelve Well Program, Hoactzin Partners, L.P. (“Hoactzin”) is to retain a 94.3% in the wells drilled in that Program with the Company retaining the remaining 5.7% working interest in that Program. See, “Item 1 - Business - The Kansas Properties.” On June 29, 2006, the Company used $1.393 million of the proceeds of a $2.6 million loan it received from Citibank Texas, N.A. to exercise its option under the Twelve Well Program to repurchase from Hoactzin the Company’s obligation to drill the final six wells of the Program. As a result of the exercise of its repurchase option, the Company’s drilling obligations under the Twelve Well Program have been satisfied and the Program has been converted to a six well program. Hoactzin will continue to receive proceeds from its 94.3% working interest in those six wells until such time that it receives an aggregate amount of $999,049, at which time Hoactzin will pay the Company a management fee equal to 85% of the net revenues attributable to its working interest in the Program for the remaining life of the six wells. In addition, Hoactzin will receive a six percent (6%) overriding royalty in the six wells in the Program and the next six wells drilled by the Company in Kansas.

During the last six months of 2006, the Company drilled an additional four wells in which it has a 100% working interest. Each of these wells are producing commercial quantities of oil.

Tennessee Properties

The Company's Swan Creek leases are on approximately 8,635 acres in Hancock, Claiborne and Jackson Counties in Tennessee. The decrease in the total volume of acreage of the Company’s Swan Creek leases from 19,251 acres at the end of 2005 is primarily due to the Company not renewing leases that were not in production. The initial terms of the Company’s Swan Creek leases vary from one to five years.

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

Reserve Analyses

LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Houston, Texas has performed reserve analyses of all the Company’s productive leases. LaRoche and its employees and its registered petroleum engineers have no interest in the Company, and performed these services at their standard rates. The net reserve values used hereafter were obtained from a reserve report dated February 9, 2007 (the “Report”) prepared by LaRoche as of December 31, 2006.

The Report indicates the Company’s “TOTAL PROVEN ALL CATEGORIES” reserves for the Company as of December 31, 2006 to be as follows: net production volumes of 1,712,006 barrels of oil and 1,307 MMCF of gas compared to 1,374,463 barrels of oil and 4,763 MMCF of gas reported by the Company as of the end of 2005 in its Annual report on Form 10-K for that year.

The pre-tax present value discounted at 10% (PV10) as of December 31, 2006 is stated to be $26,469,192. The Report indicates the “proven developed producing” reserves for the Company as of December 31, 2006 to be as follows: net production volumes of 1,358,532 barrels of oil and 1,265 MMCF of gas compared to 1,091,135 barrels of oil and 2,814 MMCF of gas as reported by the Company at the end of 2005. The pre-tax present value discounted at 10% (PV10) as of December 31, 2006 is stated to be $20,962,018. The increase in oil reserves from 2005 to 2006 is reflective of the Company’s increased drilling activities in Kansas in 2006 and future drilling plans for 2007. The decrease in gas reserves from 2005 is due primarily to the Company’s determination not to drill any new wells in its Swan Creek Field and the substantial drop in the price used to calculate the gas reserves from $11.54 per Mcf in 2005 to $8.33 per Mcf in 2006.

In substance, the Report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include production data, decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical factors. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of LaRoche. The net reserve values in the Report were adjusted to take into account the working interests that have been sold by the Company in various wells.

The Company believes that the reserve analysis reports prepared by LaRoche for the Company’s Kansas and Tennessee Properties provide an essential basis for review and consideration of the Company’s producing properties by all potential industry partners and all financial institutions across the country. It is standard in the industry for reserve analyses such as these to be used as a basis for financing of drilling costs.

The Company has not filed the Report prepared by LaRoche or any other reserve reports with any Federal authority or agency other than the SEC. The Company, however, has filed the information in the Report of the Company’s reserves with the Energy Information Service of the Department of Energy in compliance with that agency’s statutory function of surveying oil and gas reserves nationwide.

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

Production

The following tables summarize for the past three fiscal years the volumes of oil and gas produced, the Company’s operating costs and the Company’s average sales prices for its oil and gas. The information includes volumes produced to royalty interests or other parties’ working interest.

KANSAS
Year Ended December 31	Production		Cost of Production (per BOE)[3]	Average Sales Price
	Oil (Bbl)	Gas (Mcf)[4]		Oil (Bbl)	Gas (Per Mcf)
2006	179,556	-0-	$13.05	$56.69	-0-
2005	128,765	20,729	$15.33[5]	$53.48	$5.02
2004	115,701	261,455	$13.62	$39.41	$4.86

TENNESSEE
Year Ended December 31	Production		Cost of Production (per BOE)	Average Sales Price
	Oil (Bbl)	Gas (Mcf)		Oil (Bbl)	Gas (Per Mcf)
2006	9,633	138,078	$14.97[6]	$54.81	$8.33
2005	10,818	183,400	$18.86[7]	$53.90	$8.74
2004	13,515	223,078	$15.52[8]	$36.57	$6.13

_________________________

3               A “BOE is a barrel of oil equivalent. A barrel of oil contains approximately 6 Mcf of natural gas by heating content. The volumes of gas produced have been converted into “barrels of oil equivalent” for the purposes of calculating costs of production.

4               Figures in this column reflect the fact that the Company sold all of the gas producing wells on its Kansas Properties on March 4, 2005 effective as of February 1, 2005. Thus, gas production is only through January 2005.

5               Although the total cost of production for the Kansas Properties in 2005 as compared to 2004 remained relatively constant, the cost per BOE decreased because of the costs related to a back-log of work-overs on wells performed in 2005.

6               Although the total cost of production for the Swan Creek Field in 2006 as compared to 2005 remained relatively constant, the cost per BOE decreased because of cost control measures implemented by the Company.

7               Although the actual total cost of production for the Swan Creek Field in 2005 as compared to 2004 remained relatively constant, the cost per BOE increased because of the decrease in production volumes of oil and gas.

8               Although the actual total cost of production for the Swan Creek Field in 2004 as compared to prior years remained constant, the cost per BOE increased substantially because of a decrease in production volumes of oil and gas.

Oil and Gas Drilling Activities

Kansas

In 2006, the Company drilled ten new wells in Kansas. These wells included the last two wells of the Company’s Eight Well Program and four wells in the Company’s Twelve Well Program which, as stated above, has now been converted to a completed six well program. The Company has a 100% working interest in the other four wells drilled in Kansas in 2006. All wells drilled in 2006 have produced in the aggregate a cumulative total of 25,994 barrels of oil.

The results of the wells drilled in Kansas as of December 31, 2006 are set out in the following table. Unless otherwise indicated the Company has a 100% working interest in the wells.

NAME OF WELL	DATE COMPLETED	CUMULATIVE PRODUCTION TO DATE (Bbl)
Thyfault A #4	April 17, 2006	3,060.00 *
Croffoot A #9	May 6, 2006	1,837.00 *
Lowry #2	January 26, 2006	1,432.00 **
Foster A #10	May 24, 2006	3,634.00 **
Oetkin #8	June 6, 2006	6,081.00 **
DeYoung #6	June 2, 2006	Dry Hole – Plugged **
Croffoot C #6	July 26, 2006	1,464.00
Dirks #1	August 29, 2006	3,993.00
Foster C #1	October 12, 2006	1,362.00
Croffoot A #10	October 24, 2006	3,131.00

*	Part of the Company’s Eight Well Program
**	Part of the Company’s Twelve Well Program

The Company continues to pursue incremental production increase where possible in the older wells, by using recompletion techniques to enhance production from currently producing intervals.

Tennessee

In 2006, the Company did not drill any new wells in the Swan Creek Field. The Company believes that drilling new gas wells in the Field will not contribute to achieving any significant increase in daily gas production totals from the Field. As a result, the Company does not have any plans at the present time to drill any new gas wells in the Swan Creek Field.

Gross and Net Wells

The following tables set forth for the fiscal years ending December 31, 2004, 2005, and 2006 the number of gross and net development wells drilled by the Company. The wells drilled in 2006 refer to the final two wells drilled in the Eight Well Program, the final four wells in the Twelve Well Program as well as four other wells drilled in Kansas in which the Company has a 100% working interest. The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in gross wells.

YEAR ENDED DECEMBER 31
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	9	5.055	7	0.9175	1	0.875
Dry Holes	1.056		2	0.2163	0	0
Tennessee
Productive Wells	0	0	0	0	1	0.875
Dry Holes	0	0	0	0	0	0

Productive Wells

The following table sets forth information regarding the number of productive wells in which the Company held a working interest as of December 31, 2006. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole are counted as one well.

	GAS		OIL
	Gross	Net	Gross	Net
Kansas	0	0	164	133
Tennessee	21	16.3	4	3.5

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2006, the Company owned working interests in the following developed and undeveloped oil and gas acreage. Net acres refers to the Company’s interest less the interest of royalty and other working interest owners.

	DEVELOPED		UNDEVELOPED
	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	11,767	10,002	15,630	13,285
Tennessee	3,120	2,496	5,515	4,825

ITEM 3.	LEGAL PROCEEDINGS

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

None during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is listed on the American Stock Exchange (“AMEX”) under the symbol TGC. The range of high and low closing prices for shares of common stock of the Company during the fiscal years ended December 31, 2006 and December 31, 2005 are set forth below.

High		Low
For the Quarters Ending
March 31, 2006	$ 1.18	$ 0.42
June 30, 2006	1.93	1.02
September 30, 2006	1.41	0.71
December 31, 2006	1.05	0.70

March 31, 2005	$ 0.34	$ 0.19
June 30, 2005	0.28	0.19
September 30, 2005	0.51	0.22
December 31, 2005	0.88	0.39

Holders

As of March 1, 2006 the number of shareholders of record of the Company's common stock was 346 and management believes that there are approximately 7,316 beneficial owners of the Company's common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2006 and has no present plans to declare any further dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2006, the Company issued 22,267 shares of its common stock pursuant to the exercise of warrants issued by the Company to members of the plaintiff class as part of the settlement of the action entitled Paul Miller v. M. E. Ratliff and Tengasco, Inc., United States District Court for the Eastern District of Tennessee, Knoxville, Docket Number 3:02-CV-644. Those warrants are exercisable for a period of three years from date of issue at $0.45 per share and are exempt from registration pursuant to section 3(a) (10) of the Securities Act of 1933, as amended. Any unregistered equity securities that were sold or issued by the Company during the first three quarters of Fiscal 2006 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company

and Affiliated Purchasers

Neither the Company or any of its affiliates repurchased any of the Company’s equity securities during 2006.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the Company’s equity compensation plans.

Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total stockholder return of (1) the American Stock Exchange Index and (2) the Standard Industrial Code Index for the Crude Petroleum and Natural Gas Industry, assuming an investment in each of $100 on December 31, 2001. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Tengasco Incorporated	100.00	13.29	9.06	3.14	4.83	8.45
Crude Petroleum & Natural Gas	100.00	106.61	171.22	217.51	312.49	406.32
AMEX Market Index	100.00	96.01	130.68	149.65	165.03	184.77

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company’s financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

Year Ended December 31,

	2006	2005	2004	2003	2002
Income Statement Data:
Oil and Gas Revenues	$8,896,036	$7,067,790	$6,013,374	$6,040,872	$5,437,723
Production Cost and Taxes	$3,287,233	$3,046,460	$3,364,429	$3,412,201	$3,094,731
General and Administrative	$1,293,109	$1,322,616	$1,177,183	$1,486,280	$1,868,141
Interest Expense	$ 168,590	$ 472,655	$1,367,180	$1,120,738	$ 578,039
Net Income/Loss	$2,141,364	$1,088,028	$(1,994,025)	$(3,197,662)	$(3,254,555)
Net Income/Loss Attributable to Common Stockholders	$2,141,364	$1,088,028	$(1,994,025)	$(3,451,580)	$(3,661,334)
Net Income/Loss Attributable to Common Stockholder Per Share	$ .04	$ .02	$ (0.05)	$ (0.29)	$ (0.26)

Year Ended December 31,910

	2006	2005	2004	2003	2002
Balance Sheet Data:
Working Capital Surplus (Deficit)	$ 872,507	$(1,334,744)	$(6,753,721)	$(10,822,717)	$(7,998,835)
Oil and Gas Properties, Net	$12,703,629	$ 9,675,877	$ 12,826,903	$ 12,989,443	$13,864,321
Pipeline Facilities, Net	$13,460,667	$13,994,453	$ 14,602,639	$ 15,139,789	$15,372,843
Total Assets	$28,454,338	$25,908,616	$ 28,209,749	$ 30,604,240	$32,584,391
Long-Term Debt	$ 2,730,534	$ 117,912	$ 1,940,890	$ 6,256,818	$ 2,006,209
Redeemable Preferred Stock	$ -0-	$ -0-	$ -0-	$ -0-	$ 6,762,218
Stockholders Equity	$24,420,205	$21,961,454	$ 18,349,687	$11,251,871	$14,210,623

_________________________

[9]	No cash dividends have been declared or paid by the Company for the periods presented.

10             On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150 under which mandatorily redeemable preferred stock shall be reclassified at estimated fair value to a liability. Thus, in 2003, it was determined that each of the Company’s series of preferred stock qualifies as shares subject to mandatory redemption and should be classified as a liability.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company incurred a net income to holders of common stock of $2,141,364 or $0.04 per share in 2006 compared to a net income of $1,088,028 or $0.02 per share in 2005 and compared to a net loss of $(1,994,025) or ($0.05 per share) in 2004.

The Company realized revenues of $9,001,681 in 2006 compared to $7,172,876 in 2005 and compared to $6,109,474 in 2004. Revenues increased $1,828,805 from 2005 due primarily to an increase in oil production in Kansas of approximately 28,871 net barrels of oil (“bbls”) over 2005 levels. An increase in oil prices accounted for 36% of the increased revenues in 2006 and the increase in produced volumes accounted for 64% of the increased revenues. The Company has offset the normal decline curve in its Kansas properties with additional drilling and well work-overs. The gross volumes of oil of 183,013 bbls would have been approximately 147,000 bbls without additional drilling and well work-overs. The Company sold 134,164 bbls of oil in 2005 and 118,088 in 2004. The volume of gas sold from the Swan Creek Field decreased to 138,078 Mcf in 2006 from 183,399 Mcf in 2005 and the volume of oil sold from Swan Creek Field decreased to 8,493 barrels in 2006 from 10,388 barrels in 2005. The decline in volumes of oil and gas produced in the Swan Creek Field from existing wells is normal for producing wells and the declines as experienced were not unexpected. The Company’s gas production in Kansas in 2005 was only for the month of January 2005 (20,729 Mcf) as the Company’s Kansas gas field was sold on March 4, 2005 with the buyer’s production being retroactive to February 1, 2005. The Kansas gas field had produced 261,446 Mcf of gas in 2004.

Gas prices received for sales of gas from the Swan Creek Field averaged $7.27 per Mcf in 2006, $8.74 per Mcf in 2005, and $6.13 in 2004. Oil prices received for sales of oil from the Swan Creek field averaged $60.39 per barrel in 2006, $53.90 per barrel in 2005, and $36.57 in 2004. Oil prices received for sales of oil in Kansas averaged $60.84 per barrel in 2006, $53.48 per barrel in 2005, and $39.41 in 2004.

The Company’s subsidiary, TPC, had pipeline transportation revenues of $87,822 in 2006, $94,911 in 2005, and $92,599 in 2004. The decreases in revenues in 2006 and 2005 from 2004 resulted from the decrease in volumes of gas produced from the Swan Creek Field.

Production costs and taxes in 2006 of $3,287,233 remained consistent with levels in 2005 of $3,046,460 and in 2004 of $3,364,429.

Depletion, depreciation, and amortization increased to $1,911,416 in 2006 from $1,605,043 in 2005 which was a decrease from $2,067,566 in 2004. The increase in 2006 is due to a change in focus by the Company toward drilling in Kansas rather than in Tennessee, therefore removing drilling and development locations in Tennessee. The decrease in 2005 from 2004 levels was due mainly to depletion levels on the Kansas properties in 2004 decreasing in 2005 due to the sale of the Kansas gas field effective February 1, 2005.

                              The Company’s general and administrative costs of $1,293,109 in 2006 remained generally consistent with 2005 levels of $1,322,616 and 2004 levels of $1,177,183. The 2006 and 2005 costs included non-cash charges related to stock options of $159,160 and $103,400 respectively.

Interest expense for 2006 decreased significantly over 2005 and 2004 levels. The substantial decrease is the result of the payoff in 2004 of the Company’s loans from Bank One, N.A. and Dolphin Offshore Partners, L.P. and the conversion in 2004 and 2005 of all the Company’s preferred stock, which was subject to mandatory redemption, into either interests in a drilling program, common stock or cash payoffs. As of December 31, 2006 the Company’s only debt financing are vehicle loans totaling $195,801 and the CitiBank loan of $2,600,000.

The Company’s public relations costs remained stable at $26,037 for 2006, compared to $30,020 for 2005 and $35,347 for 2004 as the Company continued to apply cost saving methods in the preparation of its annual report and in publishing of press releases.

Professional fees in 2006 were $173,932 compared to $263,800 in 2005 and $779,180 in 2004. These fees were greatly reduced in 2005 due to the elimination of outside counsels’ legal fees following a settlement of Company litigation in 2004. The remaining professional fees in 2006 relate primarily to audit and engineering services.

During 2004, the Company recorded a gain from extinguishment of debt in the amount of $336,820 from the Bank One litigation settlement and a gain on disposal of preferred stock of $458,310. The Company also recorded a loss on sale of a drilling rig during 2004 of $107,744. The Company recorded a gain on disposal of Preferred Stock of $655,746 in 2005.

Liquidity and Capital Resources

Management believes that the Company’s foundation for future growth began to solidify in 2004. In 2004, all material litigation involving the Company was resolved, eliminating the substantial ongoing costs and expenses of such litigation. Capital restructuring began in February 2004, when the Company’s rights offering to its then-shareholders successfully raised sufficient capital to pay in full all pre-existing secured debt in the amount of $3.8 million, most of which had been obtained at relatively high interest rates. Also in early 2004 certain unsecured convertible notes entered into in 1998 in the principal amount of $1.5 million were fully paid, and still other convertible notes entered into in 2002 in the original principal amount of $650,000 were paid in full in March 2004.

In December, 2004 the Company completed an exchange offer to the thirteen holders of all of the Company’s Series A 8% Cumulative Convertible Preferred Stock (“Series A Shares”) in the face value of $2,867,900. Seven of the thirteen holders elected the cash exchange option, and the face value of $1,085,000 of Series A Shares was exchanged for a cash payment of $723,369.

The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin Offshore Partners, L.P. (“Dolphin”) the Company’s largest shareholder. Peter E. Salas, the Chairman of the Company’s Board of Directors is the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin. The loan from Dolphin was in the form of a secured note in principal amount of $550,000 bearing 12% interest per annum. Five of the thirteen Series A shareholders selected a drilling program exchange option and on December 31, 2004 the face value of $1,582,900 of Series A Shares plus dividend value of $31,658 was exchanged for 6.5 of the eight units in an eight well drilling program on the Company’s Kansas Properties (the “Eight Well Program”). In December 2005 the last remaining Series A preferred shareholder exchanged his preferred stock for cash on essentially identical terms as received by the other Series A owners who had exchanged their shares for cash.

In early 2005, the Company elected to sell its gas producing properties in Rush County, Kansas for $2.4 million and to utilize all the net proceeds of the sale to pay down the $2.5 million debt to Dolphin incurred by the Company to fund the settlement of the litigation with the Company’s former primary lender, Bank One N.A., in May, 2004. This had the effect of reducing the principal balance of the note evidencing that loan from $2.5 million to $150,000, correspondingly reducing the high interest payments on that note and reducing the total secured debt owed by the Company to Dolphin to approximately $700,000 represented by a promissory note dated May 19, 2005, in the principal amount of $700,000 to Dolphin (the “$700,000 Note”).

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

                              On October 5, 2005 the Company and Hoactzin Partners, L.P. (“Hoactzin”) signed an agreement whereby Hoactzin surrendered the $700,000 and $1,814,000 Notes and exchanged the Company’s obligation to repay this principal amount of $2.514 million for a 94.275% working interest in a new twelve well drilling program (the “Twelve Well Program”) on the Company’s properties in Kansas. The Company retained the 5.725% working interest in the Twelve Well Program not owned by Hoactzin. The principal of the Notes exchanged by Hoactzin represented the funds paid by the Company for the previous exchanges for cash of the Company’s Series A, B, and C preferred stock. The controlling person of Hoactzin is Peter E. Salas, the Chairman of the Company’s Board of Directors and the controlling person of Dolphin. Under the terms of the Twelve Well Program, the Company retained an option expiring March 31, 2006 to repurchase from Hoactzin the obligations to drill the final six wells of the Twelve Well Program for one half of the principal of notes exchanged by Hoactzin, plus interest on that amount at 6% per annum until the date of any repurchase, plus a 1/16 overriding royalty to Hoactzin on all wells drilled in the Twelve Well Program. Payout and management fee calculations would also be adjusted to reflect any reduction to a six well program.

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

On June 29, 2006 the Company used $1.393 million of the proceeds of the $2.6 million loan to exercise the Company’s option to repurchase from Hoactzin Partners, L.P., the Company’s obligation to drill for Hoactzin the final six wells of the Company’s Twelve Well Program.  If the Company had not exercised its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the Twelve Well Program until payout as established under the terms of the Twelve Well Program program.  However, as a result of the terms of the repurchase option, Hoactzin will receive only a 6.25% overriding royalty in the next six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six Program Wells that have previously been drilled.  As a further result of the repurchase, the Twelve Well Program was converted into a six well program, and because six wells had been drilled by the Company as of June 30, 2006 the drilling obligation in this program were satisfied upon exercise of the repurchase option.  Consequently, as of June 30, 2006, all well-drilling obligations of the Company owed to participants have been satisfied as to both the Eight Well Program (offered to the former Series A preferred stockholders) and the Twelve Well Program (offered to Hoactzin and converted to a 6-well program upon the Company’s repurchase of the obligation to drill the last six wells as described above).

As of December 31, 2006 all of the obligations of the Company to drill wells under the Eight Well Program and Twelve (now Six) Well program have been satisfied. Under the terms of those programs, upon payment to the participants of 80% of the value invested in the program from proceeds from production, the participants will pay the Company a management fee of 85% of their proceeds. As to the Eight Well Program, that point is expected to be reached in early 2007 resulting in an increase in revenues from these wells to the Company of approximately $50,000 per month at current volumes and prices. As to the Twelve (now 6) Well Program, that point is expected to be reached some time in 2008 or 2009 depending upon prices and production levels experienced from the wells in that Program.

As of June 30, 2006 the Company had completed a total reworking of its balance sheets that has been occurring since February 2004.   The Company has resolved all major litigation and eliminated the accompanying legal fees. The Company’s successful rights offering in February 2004 raised capital to pay off substantial debt.  The Company also sold its small block of gas properties in Kansas obtaining a dollar benefit of high gas prices reflected in the $2.4 million sales price while simultaneously eliminating the high operating expenses of those properties. The Company used proceeds of the gas property sale to further pay down debt.  The Company has also met its obligations to all of its preferred stockholders by exchanging their preferred stock either for cash, stock, or drilling program interests, and has accordingly cancelled all of the Series A, B, and C preferred stock. The Company has completed all of its well-drilling obligations to the drilling program participants out of its own cash flow from operations and without additional borrowing for drilling.  The Company continues to successfully rework existing wells, to drill new oil wells in Kansas and is acquiring additional lease acreage to increase production and to grow its reserves through the drill bit.   All the while the Company has benefited from the currently high commodity prices for oil and gas and has used higher prices and increasing production volumes to conservatively fuel the reworking of the balance sheets and to prepare the Company for those times in the future when commodity prices may not be as favorable--which is a part of the business cycle that is well known and almost universally expected to some degree as an element of the oil and gas industry.

Net cash provided by operating activities for 2006 was $4,353,966 compared to net cash provided by operating activities of $2,113,763 in 2005. The Company’s net income in 2006 increased to $2,141,364 from $1,088,028 in 2005. The impact on cash provided by operating activities was due to the net income for 2006 and was increased by non-cash depletion, depreciation, and amortization of $1,863,930 and by non-cash compensation and services paid by insurance of equity instruments of $159,160. Cash flow provided in working capital items in 2006 was $122,152 compared to cash used in working capital items of $209,601 in 2005. This resulted in 2006 from decreases from 2005 in accounts receivable of $434,565 offset by a decrease in other accrued liabilities of $251,327.

Net cash provided by operating activities for 2005 was $2,113,763 compared to net cash used in operating activities of ($370,137) in 2004. The Company recorded net income in 2005 of $1,088,028 from a net loss of ($1,994,025) in 2004. The increase in the amount of cash provided in operating activities in 2005 was due to the Company’s net income for 2005 and was increased by non-cash depletion, depreciation, and amortization of $1,605,043, non-cash compensation and services paid by insurance of equity instruments of $103,400 and accretion of liabilities of $242,008. Cash flow used in working capital items in 2005 was $209,601 compared to cash used in working capital items of $913,831 in 2004. This resulted in 2005 from an increase in accounts receivable of $447,653, and an increase in inventory of $154,586 offset by an increase in accounts payable of $277,458.

Net cash used in investing activities amounted to $4,413,185 for 2006 compared to net cash provided by investment activities in the amount of $2,166,854 for 2005. The increase in net cash used in investing activities during 2006 was primarily attributable to an increase in oil and gas properties of $5,239,862 offset by a decreased drilling program portion of additional drilling costs of $1,067,400.

Net cash provided by investing activities amounted to $2,166,854 for 2005 compared to net cash used in the amount of $876,854 for 2004. The net cash provided by investing activities during 2005 was primarily attributable to the sale of the Kansas properties of $2,651,770 offset by increase in Kansas oil and gas properties net of the Kansas drilling programs portion of $402,876.

Net cash provided by financing activities increased to $167,915 in 2006 from cash used in financing activities of $4,287,383 in 2005. In 2006 the primary sources of financing included proceeds from borrowings of $2,732,145 compared to $155,075 in 2005. The primary use of cash in financing activities in 2006 was to repay the drilling program liability of $2,324,400.

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs were recorded in 2006, 2005 or 2004.

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

The Company’s proved oil and gas reserves as of December 31, 2006 were determined by LaRoche Petroleum Consultants, Ltd. Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.

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

Recent Accounting Pronouncements

In December 2004, the FASB published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) “Share Based Payment”. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally required that such transactions be accounted for using a fair-value-based method. This statement is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The Company adopted SFAS 123(R) in 2005 and recognized $84,030 in compensation expense for options granted in 2005 and $128,197 in 2006. The Company will recognize $141,524 in 2007 and 2008 in compensation expense relating to those options granted in 2005. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2006:

Payments Due By Period

Contractual Obligations	Total	Less than 1year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations[1][1]	$2,795,801	$65,267	$2,730,534	$-0-	$-0-
Capital Lease Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Lease Obligations[1][2]	$95,019	$63,346	$31,673	$-0-	$-0-
Purchase Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
Other Long-Term Liabilities	$-0-	$-0-	$-0-	$-0-	$-0-
Total	$2,890,820	$128,613	$2,762,207	$-0-	$-0-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $51.74 per barrel to a high of $68.82 per barrel during 2006. Gas price realizations ranged from a monthly low of $4.20 per Mcf to a monthly high of $11.55 per Mcf during the same period. The Company did not enter into any hedging agreements in 2006 to limit exposure to oil and gas price fluctuations.

_________________________

[11]	See, Note 7 to Consolidated Financial Statements in Item 8 of this Report.

[12]	See, Note 8 to Consolidated Financial Statements in Item 8 of this Report.

Interest Rate Risk

At December 31, 2006, the Company had debt outstanding of approximately $2,795,801 including, as of that date, $2,600,000 owed on its credit facility with Citibank Texas, N. A. The interest rate on the Citibank credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s remaining debt of $195,801 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2006 fluctuated based on short-term interest rates on approximately 93% of its total debt outstanding at December 31, 2006. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Citibank Credit facility would be approximately $21,128, assuming borrowed amounts under the Citibank credit facility remained at the same amount owed as of December 31, 2006. The Company did not have any open derivative contracts relating to interest rates at December 31, 2006.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 31, 2005, the Company engaged Rodefer Moss & Co, PLLC (“Rodefer Moss”) of Knoxville, Tennessee to serve as its independent registered public accounting firm and dismissed BDO Seidman LLP (“BDO”). The change in independent registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors and reported on a Current Report on Form 8-K, dated June 6, 2005. BDO audited the Company’s financial statements for the year ended December 31, 2004 and for several prior years, and Rodefer Moss audited the financial statements for the year ended December 31, 2005 as well as the current fiscal year ended December 31, 2006.

The Company provided its former accountants, BDO Seidman, LLP with a copy of the 8-K Report referred to above and requested that BDO furnish it with a letter addressed to the SEC stating whether or not it agreed with the statements set forth in that Report regarding BDO. BDO provided the Company with a copy of the letter it sent to the SEC stating that it had reviewed the disclosure provided in the 8-K Report and it agreed with the statements in that Report regarding BDO Seidman, LLP.

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

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes to the Company’s system of internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Report is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the Company’s directors is incorporated by reference to the information in the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement.

The information required by this Item with respect to corporate governance regarding the Nominating Committee and Audit Committee of the Board of Directors is incorporated by reference from the section entitled “Board of Directors - Committees” in the Proxy Statement.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information in the sections entitled “Executive Compensation”, “Compensation/Stock Option Committee Interlocking and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item regarding security ownership of certain beneficial owners and directors and officers is incorporated by reference from the sections entitled “Voting Securities and Principal Holders” and “Beneficial Ownership of Directors and Officers” in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,596,000	$0.31	13,368
Equity compensation plans not approved by security holders[1][3]	0	n/a	0
Total	2,596,000	$0.31	13,638

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item as to transactions between the Company and related persons is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement.

The information required by this Item as to the independence of the Company’s directors and members of the committees of the Company’s Board of Directors is incorporated by reference from the section entitled “Board of Directors” and the subsections thereunder entitled “Director Independence” and “Committees” set forth in “Proposal No. 1: Election of Directors” in the Proxy Statement.

_________________________

13             Refers to Tengasco, Inc. Stock Incentive Plan (the “Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals. The Plan provides for the grant to employees of the Company of "Incentive Stock Options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, Nonqualified Stock Options to outside Directors and consultants to the Company and stock appreciation rights. The plan was approved by the Company’s shareholders on June 26, 2001. Initially, the Plan provided for the issuance of a maximum of 1,000,000 shares of the Company's $.001 par value common stock. Thereafter, the Company’s Board of Directors adopted and the shareholders approved an amendment to the Plan to increase the aggregate number of shares that may be issued under the Plan from 1,000,000 shares to 3,500,000 shares.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference from the information in the section entitled “Proposal No. 2: Ratification of Selection of Rodefer Moss & Co, PLLC as Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits.

The following exhibits are filed with, or incorporated by reference into this Report:

Exhibit Index

Exhibit Number	Description
3.1	Charter (Incorporated by reference to Exhibit 3.7 to the registrant’s registration statement on Form 10-SB filed August 7, 1997 (the “Form 10-SB”))
3.2

Articles of Merger and Plan of Merger (taking into account the formation of the Tennessee wholly-owned subsidiary for the purpose of changing the Company’s domicile and effecting reverse split) (Incorporated by reference to Exhibit 3.8 to the Form 10-SB)

3.3	Articles of Amendment to the Charter dated June 24, 1998 (Incorporated by reference to Exhibit 3.9 to the registrant’s annual report on Form 10-KSB filed April 15, 1999 (the “1998 Form 10-KSB”))
3.4	Articles of Amendment to the Charter dated October 30, 1998 (Incorporated by reference to Exhibit 3.10 to the 1998 Form 10-KSB)
3.5	Articles of Amendment to the Charter filed March 17, 2000 (Incorporated by reference to Exhibit 3.11 to the registrant’s annual report on Form 10-KSB filed April 14, 2000 (the “1999 Form 10-KSB”))
3.6	By-laws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)
3.7	Amendment and Restated By-laws dated May 19, 2005 (Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
4.1	Form of Rights Certificate Incorporated by reference to registrant’s statement on Form S-1 filed February 13, 2004 Registration File No. 333-109784 (the “Form S-1")
10.1

Natural Gas Sales Agreement dated November 18, 1999 between Tengasco, Inc. and Eastman Chemical Company (Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed November 23, 1999)

10.2	Amendment Agreement between Eastman Chemical Company and Tengasco, Inc. dated March 27, 2000 (Incorporated by reference to Exhibit 10.14 to the registrant’s 1999 Form 10-KSB)
10.3	Natural Gas Sales Agreement between Tengasco, Inc. and BAE SYSTEMS Ordnance Systems Inc. dated March 30, 2001 (Incorporated by reference to Exhibit 10.20 to the 2000 Form 10-KSB)
10.4	Tengasco, Inc. Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8 filed October 26, 2000)
10.5

Promissory Note made by Tengasco, Inc. and Tengasco Pipeline Corporation to Dolphin Offshore Partners, LP dated May 18, 2004 in the principal amount of $2,500,000 (Incorporated by reference to Exhibit 10.47 to the registrant’s quarterly report on Form 10-Q filed May 20, 2004)

10.6

Promissory Note made by Tengasco, Inc. and Tengasco Pipeline Corporation to Dolphin Offshore Partners, LP dated December 30, 2004 in the principal amount of $550,000 (Incorporated by reference from to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed March 31, 2005)

10.7

Asset Purchase Agreement dated March 4, 2005 between Tengasco, Inc. and Bear Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 the registrant’s current report on Form 8-K dated March 9, 2005 (the “March 9, 2005 Form 8-K”)

10.8	Assignment and Bill of Sale between Tengasco, Inc. and Bear Petroleum, Inc. (Incorporated by reference to Exhibit 10.2 to the March 9, 2005 Form 8-K)
10.9

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

10.11

Amended and Restated Promissory Note made by Tengasco, Inc. and Tengasco Pipeline Corporation dated August 18, 2005 in the principal amount of $700,000 (Incorporated by reference to Exhibit 10.2 to the August 22, 2005 8-K.)

10.12

Subscription Agreement of Hoactzin Partners, L.P. for a 94.275% working interest in the Company’s twelve well drilling program on its Kansas Properties. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated October 5, 2005)

10.13

Loan and Security Agreement dated as of June 29, 2006 between Tengasco, Inc. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated June 29, 2006)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-K filed March 30, 2004)
16.1

Letter from BDO Seidman LLP (“BDO”) to the Securities and Exchange Commission dated June 3, 2005 agreeing to statements made as to BDO in current report on Form 8-K as to registrant’s change of independent auditors. (Incorporated by reference to Exhibit 16.1to registrant’s current report on Form 8-K dated June 6, 2005.)

21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K filed March 31, 2003 (the “2002 Form 10-KSB”))
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
23.2*	Consent of BDO Seidman LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2007

TENGASCO, INC.
(Registrant)

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey,
Chief Executive Officer

By: s/Mark A. Ruth
Mark A. Ruth,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
s/Clarke H. Bailey Clarke H. Bailey	Director	March 19 , 2007
s/Jeffrey R. Bailey Jeffrey R. Bailey	Director; Chief Executive Officer	March 27, 2007
s/John A. Clendening John A. Clendening	Director	March 11, 2007
s/Carlos P. Salas Carlos P. Salas	Director	March 26 , 2007
s/Peter E. Salas Peter E. Salas	Director	March 13, 2007
s/Mark A. Ruth Mark A. Ruth	Principal and Financial Accounting Officer	March 27 , 2007

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-4 – F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Tengasco, Inc. and Subsidiaries

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders ‘ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tengasco, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee

March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Tengasco, Inc. and Subsidiaries

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of loss, stockholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 21, 2005

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005

Assets

Current
Cash and cash equivalents	$369,665	$260,969
Accounts receivable	719,840	1,154,405
Participant receivables	13,008	9,777
Inventory	550,522	496,331
Other current assets	11,056	6,056

Total current assets	1,664,091	1,927,538

Restricted cash	120,500	—
Loan fees	237,738	—

Oil and gas properties, net (on the basis of full cost accounting)	12,703,629	9,675,877

Pipeline facilities, net of accumulated depreciation of $2,879,099 and $2,335,099	13,460,667	13,994,453

Other property and equipment, net	267,713	310,748

	$28,454,338	$25,908,616

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$65,267	$58,867
Accounts payable	687,475	597,278
Accrued interest payable	8,432	—
Other accrued liabilities	30,410	281,737
Drilling program	—	2,324,400

Total current liabilities	791,584	3,262,282

Asset retirement obligations	512,015	566,968

Long term debt, less current maturities	2,730,534	117,912

Total liabilities	4,034,133	3,947,162

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,003,284 and 58,604,678 shares issued and outstanding	59,004	58,605
Additional paid-in capital	54,517,333	54,200,345
Accumulated deficit	(30,156,132)	(32,297,496)

Total Stockholders’ equity	24,420,205	21,961,454
	$28,454,338	$25,908,616

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2006	2005	2004

Revenues and other income
Oil and gas revenues	$8,896,036	$7,076,790	$6,013,374
Pipeline transportation revenues	87,822	94,911	92,599
Interest Income	17,823	1,175	3,501

Total revenues and other income	9,001,681	7,172,876	6,109,474

Costs and expenses
Production costs and taxes	3,287,233	3,046,460	3,364,429
Depreciation, depletion and amortization	1,911,416	1,605,043	2,067,566
General and administrative	1,293,109	1,322,616	1,177,183
Interest expense	168,590	472,655	1,367,180
Public relations	26,037	30,020	35,347
Professional fees	173,932	263,800	779,180
Loss on sale of equipment, net	—	—	107,744
Total costs and expenses	6,860,317	6,740,594	8,898,629

Net Operating Income/Loss	2,141,364	432,282	(2,789,155)

Gain from extinguishment of debt	—	—	336,820
Gain on Preferred Stock	—	655,746	458,310

Net Income/Loss	$2,141,364	$1,088,028	$(1,994,025)

Net Income/Loss per share Basic and diluted:
Operations	$0.04	$0.02	$(0.05)
Total	$0.04	$0.02	$(0.05)

Shares used in computing earnings per share
Basic	58,851,883	52,019,051	40,855,972
Diluted	60,364,797	52,659,051	40,855,972

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance, December 31, 2003	12,235,828	12,251	42,721,119	(31,391,499)	(90,000)	11,251,871

Net Loss	—	—	—	(1,994,025)		(1,994,025)
Common stock issued for exercised options	142,000	142	70,858			71,000
Common stock issued in Rights Offering	36,300,000	36,285	8,812,056			8,848,341
Common stock issued for services	250,000	250	82,250			82,500
Transfer of investment	—	—	—		90,000	90,000
Balance, December 31, 2004	48,927,828	48,928	51,686,283	(33,385,524)	—	18,349,687

Net Income	—	—	—	1,088,028	—	1,088,028
Common Stock issued for exercised options	100,000	100	26,900	—	—	27,000
Options Expense	—	—	84,030	—	—	84,030
Lawsuit Settlement	4,000	4	19,366	—	—	19,370
Conversion of Stock	9,567,620	9,568	2,381,418	—	—	2,390,986
Common Stock issued for exercise of Warrants	5,230	5	2,348	—	—	2,353
Balance, December 31, 2005	58,604,678	58,605	54,200,345	(32,297,496)	—	21,961,454

Net Income	—	—	—	2,141,364	—	2,141,364
Options & compensation expense	364,500	365	301,674	—	—	302,039
Common stock issued for exercise of warrants	34,106	34	15,314	—	—	15,348
Balance, December 31,2006	59,003,284	59,004	54,517,333	(30,156,132)		24,420,205

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2006	2005	2004
Operating activities
Net Income/Loss	$2,141,364	$1,088,028	$(1,994,025)
Adjustments to reconcile net income to net cash Provided by operating activities:
Depletion, depreciation, and amortization	1,911,416	1,605,043	2,067,566
Accretion of redeemable shares	—	242,008	752,003
Accretion on Asset Retirement Obligation	42,340	45,965	73,368
Gain on extinguishment of Asset Retirement Obligation	—	(72,399)	—
(Gain)/loss on sale of vehicles/equipment	(22,466)	(15,330)	99,456
Loan fee amortization	—	—	107,956
Gain on extinguishment of debt	—	—	(336,820)
Gain on exchange of Redeemable Liabilities	—	(655,746)	(458,310)
Realized loss on investment	—	—	150,000
Gain on sale of pipeline facilities	—	(17,605)	—
Compensation and services paid in stock options	159,160	103,400	82,500
Changes in assets and liabilities:
Accounts receivable	434,565	(447,653)	(198,374)
Participant receivables	(3,231)	63,239	(4,614)
Other current assets	(5,000)	61,470	155,477
Inventory	(54,191)	(154,586)	(61,052)
Accounts payable	90,197	277,458	(756,129)
Accrued interest payable	8,432	(25,367)	(208,954)
Other accrued liabilities	(251,327)	70,115	193,062
Settlement on Asset Retirement Obligations	(97,293)	(54,277)	(33,247)
Net cash provided by (used in) operating activities	4,353,966	2,113,763	(370,137)

Investing activities
Additions to other property & equipment	(137,924)	(210,145)	(40,815)
Restricted cash	(120,500)	—	—
Decrease to other property & equipment	27,915	55,919	296,865
Net additions to oil and gas properties	(5,239,862)	(2,348,078)	(1,122,903)
Sale of Kansas gas field	—	2,651,770	—
Drilling program portion of additional drilling	1,067,400	1,945,202	—
(Increase)/decrease in pipeline facilities	(10,214)	72,186	(10,001)
Net cash provided by (used in) investing activities	(4,413,185)	2,166,854	(876,854)

Financing activities
Proceeds from exercise of options/warrants	158,227	29,352	71,000
Proceeds from borrowings	2,732,145	155,073	3,310,815
Loan fees	(285,224)	—	—
Repayments of borrowings	(112,833)	(3,182,636)	(9,848,560)
Proceeds from issuance of common stock	—	2,391,905	8,848,341
Dividends paid on Redeemable Liabilities	—	(8,000)	(456,166)
Repayments of Redeemable Liabilities	—	(4,241,874)	(723,370)
New Drilling Program	—	2,514,000	—
Decrease in Drilling Program liability	(2,324,400)	(1,945,203)	—
Net cash provided by (used in) financing activities	167,915	(4,287,383)	1,202,060

Net change in cash and cash equivalents	108,696	(6,766)	(44,931)

Cash and cash equivalents, beginning of period	260,969	267,735	312,666
Cash and cash equivalents, end of period	$369,665	$260,969	$267,735

Cash and cash equivalents, end of year	$369,665	$260,969	$267,735

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock on conversion of debt/preferred stock	—	$2,391,905	—
Conversion of Series A Preferred Stock into a drilling program	—	—	$1,755,603

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1.)	Summary of Significant Accounting Policies

The Company was initially organized in Utah in 1916 for the purpose of mining, reducing and smelting mineral ores, under the name Gold Deposit Mining & Milling Company, later changed to Onasco Companies, Inc. In 1995, the Company changed its name from Onasco Companies, Inc. to Tengasco, Inc., by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.

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

In 1998, the Company acquired from AFG Energy, Inc. (“AFG”), a private company, approximately 32,000 acres of leases in the vicinity of Hays, Kansas (the “Kansas Properties”). Included in that acquisition were 273 wells, including 208 working wells, of which 149 were producing oil wells and 59 were producing gas wells, a related 50-mile pipeline and gathering system, three compressors and 11 vehicles. The Company sold the Kansas gas producing wells, gathering system and compressors effective February 1, 2005. During 2006, the Kansas Properties produced an average of approximately 15,000 barrels of oil per month.

The Company’s activities in oil and gas leases in Tennessee are located in Hancock, Claiborne, and Jackson counties. The Company has drilled primarily on a portion of its leases known as the Swan Creek Field in Hancock County focused within what is known as the Knox Formation, one of the geologic formations in that field. During 2006 the Company produced an average of approximately 487 thousand cubic feet of natural gas per day and 802 barrels of oil per month from 21 producing gas wells and 5 producing oil wells in the Swan Creek Field.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owns and operates a 65-mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.

The Company formed a wholly-owned subsidiary on December 27, 2006 named Manufactured Methane Corporation for the purpose of owning and operating treatment and delivery facilities using the latest developments in available treatment technologies for the extraction of methane gas from nonconventional sources for delivery through the nation’s existing natural gas pipeline system, including the Company’s TPC pipeline system in Tennessee for eventual sale to natural gas customers.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The consolidated financial statements include the accounts of the Company, Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation and Manufactured Methane Corporation. All intercompany balances and transactions have been eliminated.

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

Inventory

Inventory consists of crude oil in tanks and is carried at market value.

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company currently has $1,880,811 in unevaluated properties as of December 31, 2006. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company has determined its reserves based upon reserve reports provided by Ryder Scott Company, Petroleum Consultants in 2004 and 2005, and by LaRoche Petroleum Consultants Ltd. in 2006.

The capitalized oil and gas properties, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. The Company has adopted an SEC accepted method of calculating the full cost ceiling test whereby the liability recognized under Statement of Financial Accounting Standard No. 143 (“SFAS”) “Accounting for Asset Retirement Obligation” (“SFAS 143”) is netted against property cost and the future abandonment obligations are included in estimated future net cash flows. No ceiling write-downs were recorded in 2006, 2005, or 2004.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, a permanent impairment is recorded to adjust the asset to fair value. At December 31, 2006, management believes that carrying amounts of all of the Company’s long-lived assets will be fully recovered over the course of the Company’s normal future operations.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued in January 1996. As permitted by SFAS 123, the Company had continued to account for stock compensation to employees by applying the provisions of Accounting Principles Board Opinion No. 25. The Company recorded $128,197 in 2006 and $84,030 in compensation expense in 2005 upon the Company’s adoption of SFAS 123 (R) in 2005. The Company did not have any stock based compensation in 2004.

Accounts Receivable

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, the Company believes no allowance for doubtful accounts as of December 31, 2006 and 2005 is necessary. However, actual write-offs may occur.

Income Taxes

The Company accounts for income taxes using the “asset and liability method.” Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets arise primarily from net operating loss carry-forwards. Management evaluates the likelihood of realization for such assets at year-end providing a valuation allowance for any such amounts not likely to be recovered in future periods. The Company currently has a net operating loss carry forward of $23,200,000.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In 2006, the Company received 85.7 percent of its revenues from Customer A; 10.1 percent of its revenues from Customer B.

In 2005, the Company received 74.6 percent of its revenues from Customer A; 18.6 percent of its revenues from Customer B.

In 2004, the Company received 59.3 percent of its revenues from Customer A; 18.2 percent of its revenues from Customer B; and 14.4 percent of its revenues from Customer C.

In each of the years 2004 through 2006, the identity of the customers indicated above as either A or B was the same from year to year, although the percentage of revenues varied from year to year for that customer. Customer C in 2004 relates to the gas field in Kansas that was sold in February of 2005.

Income/Loss per Common Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 58,851,883 and 52,019,051 weighted average shares outstanding for the year ended December 31, 2006 and December 31, 2005 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The number of dilutive shares outstanding is 1,512,914 for 2006 and 640,000 for 2005. These are related to options and warrants.

Diluted loss per share does not consider approximately 390,278 potential weighted average common shares for 2004 related primarily to common stock options and convertible preferred stock and debt. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position in 2004 and, thus, any potential common shares were anti-dilutive to the loss per share calculation.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

(2.) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) “Share Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. This statement is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans are now recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The cumulative effect of initially applying SFAS 123(R) was recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company has recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The Company adopted SFAS 123(R) in 2005 and recognized $84,030 in compensation expense for options granted in 2005 and $128,197 in 2006. The Company will recognize $141,524 in 2007 and 2008 in compensation expense relating to these options granted.

The ultimate impact on results of operation and financial position in future years will depend upon the level of stock-based compensation granted.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our results of operations or financial position.

(3).	Related Party Transactions

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

With this payment the combined balances owed on the two outstanding notes to Dolphin at March 31, 2005 became $700,000. On May 19, 2005 these two notes were replaced with a single new note to Dolphin for $700,000 payable on August 20, 2005. By an amended and restated note dated August 18, 2005, the due date of the note was extended on the same terms as the existing note from August 20, 2005 to December 31, 2005.

On August 22, 2005 all holders of the Company’s Series B and C Cumulative Convertible Preferred Stock (the “Series B and Series C shares”), having an aggregate value of $5,113,045 consisting of face value, dividends, and interest exchanged all rights under their Series B and C shares for cash or for the Company’s common stock. Holders of approximately 53.2% of the face value of outstanding Series B and C shares exchanged their preferred shares having an aggregate value of $2,721,140 for cash payments totaling $1,814,184. The Company borrowed the sum of $1,814,000 from Dolphin to fund this exchange of cash for Series B & C Preferred Stock. The loan from Dolphin was evidenced by a promissory note secured by a lien on the Company’s assets and bearing 12% interest per annum payable interest only monthly until the principal amount of the note became due on December 31, 2005. As a result of the exchange, as of August 22, 2005 the Company no longer had any holders of Series B or C preferred stock and no further obligations under any Series B or and C shares.

On October 5, 2005, Hoactzin Partners, L.P. (“Hoactzin”) surrendered to the Company the two outstanding promissory notes dated May 19, 2005 and August 22, 2005 made by the Company to Dolphin in the aggregate principal amount of $2,514,000. In exchange for the surrender of these notes, the Company entered into an agreement granting Hoactzin a 94.3% working interest in a 12-well drilling program to be undertaken by the Company on its properties in Kansas. The Company retained the remaining 5.7% working interest in the drilling program. Peter E. Salas is the controlling person of Hoactzin.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

4.	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties:

December 31,	2006	2005
Oil and gas properties, at cost	$18,745,834	$16,454,183
Unevaluated properties	1,880,811	—
Accumulation depreciation, depletion and amortization	(7,923,016)	(6,778,306)
Oil and gas properties, net	$12,703,629	$9,675,877

During the years ended December 31, 2006 and 2005 the Company recorded depletion expense of $1,144,711 and $902,131 respectively, and $1,285,443 in 2004.

5.	Pipeline Facilities

In 1996, the Company began construction of a 65-mile gas pipeline (1) connecting the Swan Creek development project to a gas purchaser and (2) enabling the Company to develop gas transportation business opportunities in the future. Phase I, a 30-mile portion of the pipeline, was completed in 1998. Phase II of the pipeline, the remaining 35 miles, was completed in March 2001. The estimated useful life of the pipeline for depreciation purposes is 30 years. The Company recorded $544,000, $536,000, and $547,161, in depreciation expense related to the pipeline for the years ended December 31, 2006, 2005 and 2004, respectively.

In January 1997, the Company entered into an agreement with the Tennessee Valley Authority (“TVA”) whereby the TVA allows the Company to bury the pipeline within the TVA’s transmission line rights-of-way. In return for this right, the Company paid $35,000 and agreed to annual payments of approximately $6,200 for 20 years.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

This agreement expires in 2017 at which time the parties may renew the agreement for another 20-year term in consideration of similar inflation-adjusted payment terms.

6.	Other Property and Equipment

Other property and equipment consisted of the following:

December 31	Depreciable Life	2006	2005

Machinery and equipment	5-7 yrs	$771,767	$771,767
Vehicles	3-5 yrs	521,824	494,413
Other	5 yrs	63,734	63,734
Total		1,357,325	1,329,914
Less accumulated depreciation		(1,089,612)	(1,019,166)
Other property and equipment - net		$267,713	$310,748

The Company uses the straight-line method of depreciation ranging from three years to seven years, depending on the asset life.

7.	Long Term Debt

Long-term debt to unrelated entities consisted of the following:

December 31,	2006	2005
Note payable to a financial institution, with interest payment only until maturity. (See Note 18)	$ 2,600,000	—
Note payable to a financial institution, with $1,773 principal payments due monthly beginning January 7, 2002 through December 7, 2006. Interest is payable monthly commencing on January 7, 2002 at 7.5% per annum. Note is collateralized by the asset purchased with the loan.	—	20,438
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest of approximately $10,000 due through 2009.	195,801	156,341
Total long-term debt	2,795,801	176,779
Less current maturities	(65,267)	(58,867)
Long-term debt, less current maturities	$ 2,730,534	$117,912

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

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

In the ordinary course of business the Company has entered into various equipment and office leases which have remaining term of 1½ years. Approximate future minimum lease payments to be made under non-cancelable operating leases in 2007 are $63,346, and $31,673 in 2008.

Office rent expense for each of the three years ended December 31, 2006, 2005 and 2004 was approximately $63,346, $83,332,and, and $ 77,110 respectively.

9.	Cumulative Convertible Redeemable
Preferred Stock and Conversion to Drilling Program

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

During 2002, the Board of Directors authorized the sale of up to 50,000 shares of a third series, Series C Preferred Stock, at $100 per share. The Company issued 14,491 shares, resulting in net proceeds after commissions of $1,303,168. The Series C Preferred Stock accrued a 6% cumulative dividend on the outstanding balance, payable quarterly and was convertible into the Company’s common stock at the average stock trading price 30 days prior to the closing of the sales of all the Series C Preferred Stock being offered or $5.00 per share, whichever was greater. The Company was required to redeem any remaining Series C Preferred Stock and any accrued and unpaid dividends in May 2007.

The Company adopted the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Debt” (“SFAS 150”) on July 1, 2003. Under SFAS 150, mandatorily redeemable preferred stock shall be reclassified at fair value to a liability.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company determined that each of the Series A, Series B and Series C preferred stock qualifies as shares subject to mandatory redemption, and as such, were reclassified as liabilities upon adoption of SFAS 150. Accordingly, the difference between the carrying amount at the date of adoption and the fair value of the shares (discounted at rates between 12% and 12.5%) was recognized as a cumulative effect of a change in accounting principle of $365,675 effective July 1, 2003. The difference between the carrying amount of shares subject to mandatory redemption and the face value amount of preferred stock was accreted at rates between 12% and 12.5% into interest expense and the liability until conversion or redemption of the shares. Accretion associated with these shares subject to mandatory redemption from July 1, 2003 through December 31, 2003 was $354,735 and $752,003 for 2004 and $242,007 in 2005.

In December, 2004, the Company completed an exchange offer to thirteen holders of the Company’s Series A 8% Cumulative Convertible Preferred Stock in the amount of $2,867,900. Seven of the thirteen holders elected a cash exchange option, and the face amount of $1,085,000 of Series A shares was exchanged on or before December 31, 2004 for cash payments of $723,370. A gain was recorded on this transaction in the amount of $458,310, the difference between the carrying amount and the cash settlement amount. The Company obtained funds for the exchange from cash on hand and the proceeds of a loan from Dolphin. The loan from Dolphin was in the form of a secured note in principal amount of $550,000 bearing 12% interest per annum payable interest only until due on May 20, 2005. Five of the thirteen Series A holders elected to participate in an 8 well drilling program (“Drilling Program”) in exchange for their preferred Shares, and on December 31, 2004 the amount of $1,582,900 of Series A shares plus accrued dividend of $31,658 was exchanged for approximately 6.5 units in the Drilling Program. A liability was recorded for the Drilling Program in the amount of $1,755,603 and “Shares subject to mandatory redemption” was reduced by the same amount. The Drilling Program liability recorded represents the estimated fair value of the liability calculated upon adoption of SFAS 150 less accretion, from such date to the date of the exchange. The remaining 1.5 units in the Drilling Program continue to be owned by the Company.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The payment was made on January 3, 2006. The $145,400 liability as of December 31, 2005 was recorded as an accrued liability on the balance sheet and a gain of $78,324 was recorded, the difference between the carrying amount of the preferred stock and the cash settlement amount.

During 2005 the Company completed six wells of the eight well Drilling Program and completed the program drilling in the second quarter of 2006. The Company reduced the Drilling Program liability by $1,755,603 and offset oil and gas properties by a corresponding amount.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.	Asset Retirement Obligation

The Company follows the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 required that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from 30-40 years, estimated plugging and abandonment cost range from $5,000 per well to $10,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

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

The following is a roll-forward of activity impacting the asset retirement obligation for the year ended December 31, 2006:

Balance, December 31, 2004	$708,677
Sale of gas wells	(133,397)
Accretion expense	45,965
Liabilities Settled	(54,277)
Balance, December 31, 2005	$566,968
Accretion expense	42,340
Liabilities Settled	(97,293)
Balance, December 31, 2006	$512,015

11.	Stock Options

In October 2000, the Company approved a Stock Incentive Plan. The Plan is effective for a ten-year period commencing on October 25, 2000 and ending on October 24, 2010. The aggregate number of shares of Common Stock as to which options and Stock Appreciation Rights may be granted to participants under the plan shall not exceed 3,500,000. Options are not transferable, are exercisable for 3 months after voluntary

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

resignation from the Company, and terminate immediately upon involuntary termination from the Company. The purchase price of shares subject to this plan shall be determined at the time the options are granted, but are not permitted to be less than 85% of the fair market value of such shares on the date of grant. Furthermore, a participant in the Plan may not, immediately prior to the grant of an Incentive Stock Option hereunder, own stock in the Company representing more than ten percent of the total voting power of all classes of stock of the Company unless the per share option price specified by the Board for the Incentive Stock Options granted such a participant is at least 110% of the fair market value of the Company’s stock on the date of grant and such option, by its terms, is not exercisable after the expiration of 5 years from the date such stock option is granted.

Stock option activity in 2006, 2005 and 2004 is summarized below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,584,000	$.29	295,153	$1.26	461,590	$1.32
Granted	350,000.60		2,500,000.27		—	—
Exercised	(338,000)	.42	(100,000)	.27	(142,000)	.50
Expired/ canceled	—	—	(111,153)	2.52	(24,437)	6.89
Outstanding and exercisable, end of year	2,596,000	$.31	2,584,000	$ .29	295,153	$1.26

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		Options Outstanding		Options Exercisable
	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Shares
	$ 0.27	2,326,000	3.33	976,000
	$ 0.58	170,000	4.08	145,000
Total	$ 0.81	100,000	4.08	100,000

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No options were granted in 2004. The weighted average fair value per share of options granted during 2006 and 2005 range from $0.15 to $0.32, calculated using the Black-Scholes Option-Pricing model.

No compensation expense related to stock options was recognized in 2004. Compensation expense of $84,030 related to stock options was recognized in 2005 and $128,197 in 2006.

The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2006 and 2005: expected volatility of 60% for 2006, and 2005; a risk free interest rate of 3.67% in 2006 and 2005; and an expected option life of 2.5 years for 2006 and 2005.

12.	Income Taxes

The Company has taxable income for the period ending December 31, 2006 and December 31, 2005 and no taxable income for the previous year.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows:

December 31,	2006	2005	2004

Statutory rate	34%	34%	34%
Tax (benefit)/expense at statutory rate	$ 728,000	$ 370,000	$ (678,000)
State income tax (benefit)/expense	85,000	43,000	(79,000)
Other	3,000	3,000	(41,000)
Non-deductible interest		—	315,000
Increase/(decreases) in deferred tax asset valuation allowance	(816,000)	(416,000)	483,000
Total income tax provision		—	—

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities are as follows:

December 31	2006	2005	2004

Deferred tax assets:
Net operating loss carryforward	$8,700,000	$9,616,000	$10,438,000
Capital loss carry forward	263,000	263,000	263,000
Total deferred tax assets	8,963,000	9,879,000	10,701,000
Deferred tax liability:			—
Basis difference in pipeline	300,000	400,000	806,000
Total deferred liability	300,000	400,000	806,000
Total net deferred taxes	8,663,000	9,479,000	9,895,000
Valuation allowance	(8,663,000)	(9,479,000)	(9,895,000)
Net deferred liability	—	—	—

No income tax expense was recognized for the years ended December 31, 2006 or December 31, 2005 because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and are being offset against tax liabilities that would otherwise arise from the results of current operations. Additionally, deferred income tax assets and liabilities are not reflected in the Company’s financial statements. Management continuously estimates the realization of its deferred tax assets based on its assessment of the likely timing and adequacy of future net income that will be generated from sales in a volatile commodity market, at prices over which the Company has no control. Based on its assessment, for each of the years ended December 31, 2006 and 2005, the Company recognized a deferred tax benefit only to the extent necessary to offset the liability arising from its operations for the year.

For the year ended December 31, 2004, the Company offset the deferred tax benefit arising from its tax loss with an equal reserve of $483,000.

As of December 31, 2006, the Company had net operating loss carry-forwards of approximately $23,200,000 which will expire between 2011 and 2023 if not utilized.

13.	Supplemental Cash Flow Information

The Company paid approximately $126,250, $524,000, and $697,000, for interest in 2006, 2005 and 2004, respectively. No interest was capitalized in 2006, 2005 or 2004. No income taxes were paid in 2006, 2005, or 2004.

14.	Rights Offering

On October 17, 2003, the Company filed a Registration Statement on Form S-1(the “Rights Offering”) with the Securities and Exchange Commission (“SEC”). On

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Under the facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the borrowing base in effect from time to time. The Company’s initial borrowing base was set at $2,600,000. The initial loan under the facility with Citibank closed on June 29, 2006 in the principal amount of $2.6 million, bearing interest at a floating rate equal to LIBOR plus 2.5%, resulting in an initial rate of interest of approximately 8.2%. Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing. The facility is secured by a lien on substantially all of the Company’s producing and non-producing oil and gas properties and pipeline assets. The facility has standard loan covenants such as current ratios, interest coverage ratios etc, with which the Company is in compliance.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

$1.393 million of the $2.6 million loan proceeds were used by the Company on June 29, 2006 to exercise its option to repurchase from Hoactzin Partners, L.P., the Company’s obligation to drill the final six wells in the Company’s 12-well Kansas drilling program for Hoactzin. The Company incurred loan closing costs consisting of legal fees, mortgage taxes, commissions and bank fees totaling $285,224. This amount will be amortized over the term of the note.

19.	Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

20.	Quarterly Data and Share Information (unaudited)

The following table sets forth for the fiscal periods indicated, selected consolidated financial data.

Fiscal Year Ended 2006

	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter(a)
Revenues	$2,098,969	$2,354,736	$2,251,274	$2,296,702
Net income	316,347	720,769	519,094	585,154
Net income attributable to common stockholders	$316,347	$720,769	$519,094	$585,154
Income per common share	$0.01	$0.01	$0.01	$0.01

Fiscal Year Ended 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,431,018	$1,612,097	$1,879,589	$2,250,172
Net loss/income	(418,351)	(132,540)	661,781	977,138
Net loss/income attributable to common stockholders	$(418,351)	$(132,540)	$661,781	$977,138
Income/loss per common share	$(0.01)	$(0.00)	$0.01	$0.02

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(a)    Gains on exchange of mandatorily redeemable preferred stock were recorded in the amount of $577,422 in the third quarter of 2005 and $78,324 in the fourth quarter of 2005.

21.	Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by Ryder Scott Company, L.P. as of December 31, 2005, 2004. The reserves were estimated by LaRoche Petroleum Consultants Ltd. in 2006.

Oil and Gas Related Costs

The following table sets forth information concerning costs related to the Company’s oil and gas property acquisition, exploration and development activities in the United States during the years ended:

	2006	2005	2004
Property acquisitions
Proved
Unproved	$1,880,811	—	—
Less –proceeds from Sales of properties	—	$(2,651,770)	$(77,868)
Development Cost	2,291,651	402,876	1,200,771
	$4,172,462	$(2,248,894)	$1,122,903

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities for the years ended:

December 31,	2006	2005	2004
Revenues	$ 8,896,036	$ 7,076,790	$ 6,013,374
Production costs and taxes	(3,145,244)	(2,956,307)	(3,241,905)
Depreciation, depletion and amortization	(1,144,711)	(902,132)	(1,285,443)
Income from oil and gas producing activities	$ 4,606,081	$ 3,218,351	$ 1,486,026

In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company’s operating tax loss carry-forwards.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Oil and Gas Reserves (unaudited)

The following table sets forth the Company’s net proved oil and gas reserves at December 31, 2006, 2005 and 2004 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (Mcf) in the case of gas.

	Oil (bbls)	Gas (Mcf)

Balance, December 31, 2003	1,371,134	14,344,703
Discoveries and extensions	41,054	—
Revisions of previous estimates	(190,585)	(5,913,179)
Production	(131,603)	(484,524)

Balance, December 31, 2004	1,090,000	7,947,000
Discoveries and extensions	25,768	—
Sale of Reserves	—	(2,350,000)
Revisions of previous estimates	403,247	(629,633)
Production	(144,552)	(204,128)
Proved reserves at December 31, 2005	1,374,463	4,763,239

Discoveries and extensions	80,000	—
Revisions of previous estimates	446,732	(3,318,074)
Production	(189,189)	(138,078)
Proved reserves at December 31, 2006	1,712,006	1,307,087

Proved developed producing reserves at December 31, 2006	1,358,532	1,264,527

Proved developed producing reserves at December 31, 2005	1,091,135	2,814,306
Proved developed producing reserves at December 31, 2004	783,000	5,342,000

Of the Company’s total proved reserves as of December 31, 2006, 2005 and 2004, approximately 82%, 72% and 69% respectively, were classified as proved developed producing, 2%, 14%, and 17% respectively, were classified as proved developed non-producing and 16%, 14%, and 14% respectively, were classified as proved undeveloped. All of the Company’s reserves are located in the continental United States.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows

(unaudited)

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following two tables:

	(amounts in thousands)
December 31,	2006	2005	2004

Future cash inflows	$ 107,291	$ 130,584	$ 100,516
Future production costs and taxes	(52,033)	(55,625)	(47,129)
Future development costs	(4,505)	(1,494)	(1,757)
Future income tax expenses	—	—	—
Net future cash flows	50,753	73,465	51,630
Discount at 10% for timing of cash flows	(24,284)	(36,286)	(24,899)
Discounted future net cash flows from proved reserves	$ 26,469	$ 37,179	$ 26,731

	(amounts in thousands)
	2006	2005	2004

Balance, beginning of year	$ 37,179	$ 26,731	$ 26,363
Sales, net of production costs and taxes	(5,751)	(4,121)	(2,772)
Discoveries and extensions	1,734	453	595
Changes in prices and production costs	(6,329)	13,537	11,127
Revisions of quantity estimates	(1,781)	4,559	(12,574)
Sale of Reserves	—	(4,856)	—
Interest factor - accretion of discount	3,718	2,673	2,636
Net change in income taxes	—	—	—
Changes in future development costs	(3,010)	262	4,201
Changes in production rates and other	709	(2,059)	(2,845)
Balance, end of year	$ 26,469	$ 37,179	$ 26,731

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2006, 2005, and 2004 were $56.50, $55.81, and $40.92 per barrel of oil and $8.33, $11.31, and $7.04 per MCF of gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable net operating loss carry-forwards, for both regular and alternative minimum tax. For the years ended December 31, 2006, 2005 and 2004 the Company’s available net operating loss carry forwards offset all tax effects applicable to the discounted future net cash flows.

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.