Form 10-Q
period 2007-06-30
TENGASCO INC
filed 2007-08-10
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

Commission File No. 0-20975

Tengasco, Inc. and Subsidiaries

(Exact name of issuer as specified in its charter)

Tennessee.	87-0267438
State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,138,705 common shares at July 31, 2007.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS

	* Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3-4

	* Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007and 2006	5

	* Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007	6

	* Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	7

	* Notes to Condensed Consolidated Financial Statements	8-13

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-17

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18

	ITEM 4. CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

	ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

	ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

	ITEM 5. OTHER INFORMATION	20

	ITEM 6. EXHIBITS	21

	* SIGNATURES	22

	* CERTIFICATIONS	23-26

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006

Assets

Current
Cash and cash equivalents	$ 443,659	$ 369,665
Accounts receivable	972,639	719,840
Participant receivables	16,594	13,008
Inventory	581,138	550,522
Other current assets	11,056	11,056

Total current assets	2,025,086	1,664,091

Restricted Cash	120,500	120,500
Loan Fees	193,752	237,738

Oil and gas properties, net (on the basis of full cost accounting)	13,585,113	12,703,629

Pipeline facilities, net	13,188,667	13,460,667

Other property and equipment, net	281,081	267,713

	$ 29,394,199	$ 28,454,338

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007 (Unaudited)	December 31, 2006

Current liabilities
Current maturities of long-term debt	$71,892	$65,267
Accounts payable	577,990	687,475
Accrued interest payable	-	8,432
Other accrued liabilities	114,550	30,410

Total current liabilities	764,432	791,584

Asset retirement obligation	541,574	512,015

Long term debt, less current maturities	3,445,962	2,730,534

Total liabilities	4,751,968	4,034,133

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,138,705 and 59,003,284 shares issued and outstanding	59,139	59,004
Additional paid-in capital	54,617,633	54,517,333
Accumulated deficit	(30,034,541)	(30,156,132)

Total stockholders’ equity	24,642,231	24,420,205

	$29,394,199	$28,454,338

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues and other income
Oil and gas revenues	$ 2,194,923	$ 2,328,275	$ 3,944,694	$ 4,404,417
Pipeline transportation revenues	20,774	22,700	40,182	45,491
Interest income	4,742	3,761	7,963	3,797

Total revenues and other income	2,220,439	2,354,736	3,992,839	4,453,705

Cost and other deductions
Production costs and taxes	948,976	811,342	1,912,106	1,666,852
Depletion, depreciation and amortization	467,303	405,893	943,354	811,779
Interest expense	80,569	26,948	151,592	49,037
General and administrative cost	351,908	339,621	697,496	737,846
Public relations	17,947	22,369	18,341	24,081
Professional fees	22,980	27,794	148,359	126,994

Total cost and other deductions	1,889,683	1,633,967	3,871,248	3,416,589

Net Income	$ 330,756	$ 720,769	$ 121,591	$ 1,037,116

Net Income per share Basic and diluted: Operations	$ 0.01	$ 0.01	$ 0.00	$ 0.02

Total	$ 0.01	$ 0.01	$ 0.00	$ 0.02

Shares used in computing Earnings Per Share
Basic	59,128,705	58,823,714	59,089,117	58,715,015
Diluted	60,950,428	60,249,141	60,910,840	60,140,442

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	59,003,284	$ 59,004	$ 54,517,333	$ (30,156,132)	$ 24,420,205

Net Income	-	-	-	121,591	121,591

Options & Compensation Expense	135,250	135	100,223	-	100,358

Common Stock Issued for Exercise of Warrants	171	-	77	-	77

Balance June 30, 2007 (Unaudited)	59,138,705	59,139	54,617,633	(30,034,541)	24,642,231

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Operating activities
Net Income	$121,591	$ 1,037,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	943,354	811,779
Accretion on Asset Retirement Obligation	31,302	34,386
(Gain)/Loss on sale of vehicles/equipment	5,740	(22,565)
Compensation and services paid in stock options	50,438	80,780
Changes in assets and liabilities:
Accounts receivable	(252,799)	55,495
Participant receivables	(3,586)	(18,597)
Other current assets	-	(5,000)
Inventory	(30,616)	(7,762)
Accounts payable	(109,485)	51,800
Accrued interest payable	(8,432)	-
Other accrued liabilities	84,140	97,414
Settlement on Asset Retirement Obligation	(1,743)	(28,889)

Net cash provided by operating activities	829,904	2,085,957

Investing activities
Additions to other property & equipment	(96,476)	(59,239)
Restricted cash	-	(120,500)
Decrease to other property & equipment	-	27,915
Net additions to oil and gas properties	(1,431,484)	(1,956,604)
Drilling Program portion of additional drilling	-	1,067,400
Increase/decrease in pipeline facilities	-	(250)

Net cash (used in) investing activities	(1,527,960)	(1,041,278)

Financing activities
Proceeds from borrowings	787,236	1,452,783
Repayments of borrowings	(65,183)	(71,863)
Loan Fees	-	(236,651)
Decrease in Drilling Program liability	-	(2,324,400)
Proceeds from exercise of warrants & options	49,997	142,179

Net cash provided by (used in) financing activities	772,050	(1,037,952)

Net change in cash and cash equivalents	73,994	6,727

Cash and cash equivalents, beginning of period	369,665	260,969

Cash and cash equivalents, end of period	$443,659	$ 267,696

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. No income tax expense was recognized for the six months ended June 30, 2007 because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully-reserved and are being offset against liabilities that would otherwise arise from the results of current operations. Additionally, deferred income tax assets and liabilities are not reflected in the Company’s financial statements. Management continuously estimates the realization of its deferred tax assets based on its assessment of the likely timing and adequacy of future net income that will be generated from sales in a volatile commodity market, at prices over which the Company has no control. Based on its assessment, for each of the six months ending June 30, 2007 and 2006, management reserved the gross tax benefit. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(2)	Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 59,128,705 and 58,823,714 weighted average shares outstanding for the quarters ended June 30, 2007 and June 30, 2006 respectively and 59,089,117 and 58,715,015 for the six months ended June 30, 2007 and June 30, 2006 respectively. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share.

Dilutive shares outstanding at June 30, 2007 were 1,821,723, related to outstanding options and warrants and 1,425,427 for June 30, 2006.

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) “Share Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. This statement is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans are now recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) was recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company has recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The Company adopted SFAS 123(R) in 2005 and recognized $50,438 in compensation expense in the first six months of 2007 for options granted and $80,780 in 2006. The Company will recognize $100,878 in 2007 and 2008 in compensation expense relating to these options granted. The ultimate impact on results of operation and financial position in future years will depend upon the level of stock-based compensation granted.

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

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expect the interpretation will have a material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006. Adoption did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company continues to evaluate the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007. The Company believes that adopting SFAS 159 will not result in any material effect on its financial position or operating results.

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 29, 2006 the Company used $1.393 million of the proceeds of a $2.6 million loan from Citibank Texas, N.A. to exercise the Company’s option to repurchase from Hoactzin the Company’s obligation to drill for Hoactzin the final six wells of the Company’s then outstanding 12-well Kansas drilling program.

If the Company had not exercised its repurchase option, Hoactzin would have received a 94% working interest in the final six wells of the program until payout as established under the terms of the drilling program.  However, as a result of the terms of the repurchase option exercised by the Company, Hoactzin will receive only a 6.25% overriding royalty in the next six Company wells to be drilled, plus an additional 6.25% overriding royalty in the six program wells that have previously been drilled.  As a further result of the repurchase, the 12-well program was converted into a 6-well program, and because six wells have already been drilled by the Company as of June 30, 2006 the drilling obligation in this program was satisfied. Hoactzin will continue to receive its agreed upon revenues allocable to its working interest until payout under the program occurs, at which time the Company will begin to receive a management fee of 85% of Hoatzin’s working interest proceeds for the remaining life of the six program wells.

(5)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties

	June 30, 2007	December 31, 2006
Oil and gas properties, at cost	$ 19,883,217	$ 18,745,834
Unevaluated properties	2,174,912	1,880,811
Accumulation depreciation, depletion and amortization	(8,473,016)	(7,923,016)
Oil and gas properties, net	$ 13,585,113	$ 12,703,629

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded $550,000 in depletion expense for the first six months of 2007 and $450,000 in the first six months of 2006.

(6)	Asset Retirement Obligation

The Company follows the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 required that upon initial application of these standards, the Company recognized a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from 30-40 years, estimated plugging and abandonment costs range from $5,000 per well to $10,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

(7)	Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(8)	Bank Loan

On June 29, 2006, the Company closed a $50,000,000 revolving senior credit facility between the Company and Citibank Texas, N.A. in its own capacity and also as agent for other banks.

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

TENGASCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The facility has standard loan covenants such as current ratios, and interest coverage ratios, etc., with which the Company is in compliance. $1.393 million of the $2.6 million loan proceeds were used by the Company on June 29, 2006 to exercise its option to repurchase from Hoactzin Partners, L.P., the Company’s obligation to drill the final six wells in the Company’s 12-well Kansas drilling program for Hoactzin. The Company incurred closing costs consisting of legal fees, mortgage taxes, commissions and bank fees in connection with the Citibank facility of $285,224 in 2006. This amount will be amortized over the term of the Citibank note.

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

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

Kansas

During the first six months of 2007, the Company sold 89,887 gross barrels of oil from its Kansas Properties comprised of 143 producing oil wells. Of the 89,887 gross barrels, 63,003 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first six months of 2007 of 63,003 net barrels of oil compares to 59,018 barrels sold to the Company’s interest in the first six months of 2006. The Company’s net revenues from the Kansas properties were $3,518,744 in the first six months of 2007 compared to $3,654,420 in 2006. This decrease was due to decrease in prices for oil from an average of $61.92 in 2006 to an average of $55.85 in 2007 resulting in a decrease in revenues of approximately $355,000. This was partially offset by the increase in volume of approximately $220,000. The Company’s production was affected by inclement weather in Kansas in the first quarter of 2007.

Tennessee

During the first six months of 2007, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman

Chemical Company. Natural gas production from the Swan Creek field for the first six months of 2007 was an average of 223 Mcf per day during that period as compared to 406 Mcf per day in the first six months of 2006. The first six months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first six months of 2007 the Company produced 3,813 barrels of oil as compared to 4,063 in the first six months of 2006.

Comparison of the Quarters Ended June 30, 2007 and 2006

The Company recognized $2,220,439 in revenues from its Kansas Properties and the Swan Creek field during the second quarter of 2007 compared to $2,354,736 in the second quarter of 2006. The decrease in revenues was due to a decrease in oil prices in 2007 and a 16,679 mcf net decrease in gas sales. Oil prices in the second quarter of 2007 averaged $59.08 per barrel as compared to $64.92 per barrel in the second quarter of 2006. The Company realized a net income attributable to common shareholders of $330,756 or $0.01 per share of common stock during the second quarter of 2007, compared to a net income in the second quarter of 2006 to common shareholders of $720,769 or $0.01 per share of common stock.

Production costs and taxes in the second quarter of 2007 increased to $948,976 from $811,342 in the second quarter of 2006. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry.

Depreciation, depletion, and amortization expense for the second quarter of 2007 was $467,303 compared to $405,893 in the second quarter of 2006, the increase mainly relates to depletion taken on oil and gas properties.

During the second quarter of 2007, general and administrative costs increased slightly to $351,908 from $339,621 in the second quarter of 2006.

Professional fees in the second quarter of 2007 were $22,980 compared to $27,794 in the same period in 2006.

Interest expense for the second quarter of 2007 increased to $80,569 from $26,948 in the second quarter of 2006. The increase relates to the Citibank loan.

Comparison of the Six Months Ended June 30, 2007 and 2006

The Company recognized $3,992,839 in total revenues from its Kansas Properties and the Swan Creek Field during the first six months of 2007 compared to $4,453,705 in the first six months of 2006. The decrease in revenues was due to an decrease in oil prices in 2007 partially offset by Kansas oil sales increase during this period of 3,985 net bbls which is attributable to well workovers, polymer completion workovers and the Company’s portion of an eight-well drilling program. Oil prices in the first six months of

2007 averaged $55.85 per barrel as compared to $61.92 per barrel in the first six months of 2006.

The Company realized a net income attributable to common shareholders of $121,591 or $0.00 per share of common stock during the first six months of 2007, compared to a net income in the first six months of 2006 to common shareholders of $1,037,116 or $0.02 per share of common stock.

Production costs and taxes in the first six months of 2007 increased to $1,912,106 from $1,666,852 in the first six months of 2006. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry.

Depletion, depreciation, and amortization expense for the first six months of 2007 was $943,354 compared to $811,779 in the first six months of 2006. The increase relates to depletion taken on Oil and Gas Properties.

During the first six months of 2007, general and administrative costs decreased slightly to $697,496 from $737,846.

Professional fees in the first six months of 2007 were $148,359 compared to $126,994 in the same period in 2006.

Interest expense for the first six months of 2007 increased to $151,592 from $49,037 in the first six months of 2006. The increase relates to the Citibank Loan.

Liquidity and Capital Resources

On June 29, 2006 the Company closed a $50,000,000 revolving senior credit facility between the Company and Citibank Texas, N.A. in its own capacity and also as agent for other banks.  Under the facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the borrowing base in effect from time to time. The Company’s initial borrowing base was set at $2,600,000.  The initial loan under the facility with Citibank closed on June 29, 2006 in the principal amount of $2.6 million. On April 19, 2007 as a result of periodic review under the credit facility, the borrowing base was increased to $3.3 million, and the Company borrowed the additional amount of $700,000 which was used for development of the Company’s producing properties.

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties that are excluded from the costs being amortized. No ceiling write-downs were recorded in 2007 or 2006.

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

Interest Rate Risk

At June 30, 2007, the Company had debt outstanding of $3,517,854 including, as of that date, $3,300,000 owed on its credit facility with Citibank Texas, N. A. The interest rate on the Citibank credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s debt owed to other parties of $217,854 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2006 fluctuated based on short-term interest rates on approximately 93% of its total debt outstanding at December 31, 2006. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Citibank Credit facility would be approximately $27,225. The Company did not have any open derivative contracts relating to interest rates at December 31, 2006 or June 30, 2007.

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

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2007, the Company issued 80,000 registered and unrestricted shares upon the exercise of options granted under the Tengasco, Inc. Incentive Stock Plan.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on April 30, 2007.

(b) The first item voted upon was the election of Directors. Matthew K. Behrent, Jeffrey R. Bailey, John A. Clendening,, Carlos P. Salas, and Peter E. Salas were elected as Directors of the Company for a term of one year or until their successors are elected and qualified. The results of voting were as follows: 47,897,774 votes for Matthew K. Behrent and 121,546 withheld; 47,915,832 votes for Jeffrey R. Bailey and 103,488 withheld; 47,914,630 votes for John A. Clendening and 104,690 withheld; 47,676,327 votes for Carlos P. Salas and 342,993 withheld; and, 47,888,301 votes for Peter E. Salas and 131,019 withheld.

A majority of votes at the meeting having voted for them, Messrs. Matthew K. Behrent, Jeffrey R. Bailey, John A. Clendening, Carlos P. Salas, and Peter E. Salas were duly elected as Directors of the Company.

(c) The next item voted on was a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Rodefer Moss & Co, PLLC to serve as the independent certified public accountants of the Company for fiscal 2007.The results of the voting were as follows:

47,905,277 votes for the proposal;
48,952 votes against; and

65,091 abstained.

A majority of the votes cast at the meeting having voted for the proposal, the proposal was duly passed.

No other matters were voted upon at the meeting.

ITEM 5   OTHER INFORMATION

During the second quarter of 2007 the Company drilled two wells on its leases in Kansas, the Lowry B No. 1 and Dirks No. 2. In addition, the Company drilled two other wells there in early July 2007, the Howard No.1 and Hobrock No.5. The Company has filed permits for drilling of two additional Kansas wells to be drilled in August 2007, the Gilliland and Veverka wells.

Results of these wells drilled to the date of this report are as follows:

LOWRY 'B' No. 1 (Webster): plugged & abandoned on May 22, 2007.

DIRKS #2 (Pawnee Rock): Finished drilling June 15, 2007. This well was completed and is currently producing approximately 12 barrels per day.

HOWARD 1 (Wildcat Trego County): Plugged and abandoned July 4, 2007.

HOBROCK 5 (Hobrock Extension): Drilled July 13, 2007. We anticipate this well will have commercial production; however we await the arrival of a completion rig to complete the well. The rig is scheduled for the week of August 6, 2007.

As of the date of this Report the Company’s subsidiary Manufactured Methane Corporation is in negotiations to conclude project financing for its Carter Valley, Tennessee extraction facility for production of methane gas from landfill gas under its agreement with Allied Waste. However, MMC has placed the equipment order with MEDAL, a joint venture between DuPont and Air Liquide, for its BIOGAZ system, which is the equipment requiring the longest lead time before delivery, in order to reduce delay of startup of operations. It is now anticipated that closing of project financing will occur in August 2007 and that required equipment would be delivered by year-end 2007, with production to begin in the first quarter of 2008 when installation, testing, and startup procedures are completed. As part of the project agreement, the Company has agreed to install a new force-main water drainage line for Allied Waste in the same two-mile pipeline trench as the gas pipeline needed for the project, reducing overall costs and avoiding environmental effects to private landowners resulting from multiple installations of line. Allied Waste will be responsible for the additional costs for the water line. Additional time for engineering studies relating to the wastewater line was needed by

Allied Waste to design its portion of the combined pipeline installation. Construction of the gas pipeline needed to connect the facility with the Company’s existing natural gas pipeline is expected to begin upon receipt of permits from Tennessee state and local wastewater authorities in connection with the drainage line. Those permit applications were submitted by Allied Waste in late July, 2007 and the Company expects the permits to be acted upon promptly. As a certificated utility, the Company’s pipeline subsidiary requires no additional permits for the gas pipeline construction.

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

Dated: August 10, 2007

TENGASCO, INC.

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

By:s/ Mark A. Ruth

Mark A. Ruth

Chief Financial Officer

Exhibit 31.1	CERTIFICATION

I, Jeffrey R. Bailey

1.    I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2007.

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

Dated: August 10, 2007

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2007.

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

Dated: August 10, 2007

By: s/ Mark A. Ruth

Mark A. Ruth

Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Dated: August 10, 2007

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Dated: August 10, 2007

By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer