Form 10-Q
period 2007-09-30
TENGASCO INC
filed 2007-11-09
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

Commission File No. 001-15555

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,145,750 common shares at October 31, 2007.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3-4

	* Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	5

	* Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007	6

	* Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	7

	* Notes to Condensed Consolidated Financial Statements	8-13

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-17

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18

	ITEM 4. CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

	ITEM 5. OTHER INFORMATION	20

	ITEM 6. EXHIBITS	22

	* SIGNATURES	22

	* CERTIFICATIONS	23-26

2

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007 (unaudited)	December 31, 2006

Assets

Current
Cash and cash equivalents	$ 213,849	$ 369,665
Accounts receivable	957,007	719,840
Participant receivables	95,928	13,008
Inventory	433,018	550,522
Other current assets	11,056	11,056

Total current assets	1,710,858	1,664,091

Restricted cash	120,500	120,500

Loan fees	170,009	237,738

Oil and gas properties, net (on the basis of full cost accounting)	13,708,096	12,703,629

Pipeline facilities, net	13,052,667	13,460,667

Other property and equipment, net	236,337	267,713

Deferred Tax Asset	1,100,000	-

Methane Project	795,710	-

	$ 30,894,177	$ 28,454,338

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007 (Unaudited)	December 31, 2006

Current liabilities
Current maturities of long-term debt	$ 64,075	$ 65,267
Accounts payable	445,653	687,475
Other accrued liabilities	154,100	30,410
Accrued interest payable	-	8,432

Total current liabilities	663,828	791,584

Asset retirement obligations	549,990	512,015
Long term debt, less current maturities	3,432,151	2,730,534

Total liabilities	4,645,969	4,034,133

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,138,918 and 59,003,284 shares issued and outstanding	59,139	59,004
Additional paid-in capital	54,642,948	54,517,333
Accumulated deficit	(28,453,879)	(30,156,132)

Total stockholders’ equity	26,248,208	24,420,205
	$ 30,894,177	$ 28,454,338

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues and other income
Oil and gas revenues	$ 2,356,759	$ 2,219,667	6,301,453	$ 6,624,083
Pipeline transportation revenues	13,775	22,134	53,957	67,625
Interest income	4,695	9,473	12,658	13,271

Total revenues and other income	2,375,229	2,251,274	6,368,068	6,704,979

Cost and other deductions
Production costs and taxes	990,489	732,473	2,902,595	2,399,324
Depletion, depreciation and amortization	479,487	503,665	1,422,841	1,315,445
Interest expense	94,014	97,318	245,606	146,355
General and administrative cost	291,680	384,245	989,176	1,122,091
Public relations	798	1,103	19,139	25,184
Professional fees	38,099	13,376	186,458	140,370
Total cost and other deductions	1,894,567	1,732,180	5,765,815	5,148,769
Net income Before Tax Benefit	480,662	519,094	602,253	1,556,210
Deferred Tax Benefit	1,100,000	-	1,100,000	-
Net income	1,580,662	519,094	1,702,253	1,556,210
Net income per share Basic and diluted: Operations	$ 0.03	$ 0.01	$ 0.03	$ 0.03
Total	$ 0.03	$ 0.01	$ 0.03	$ 0.03

Shares used in computing Earnings Per Share
Basic	59,138,832	58,969,212	59,105,871	58,802,166
Diluted	60,960,342	60,373,143	60,927,381	60,206,097

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	59,003,284	$ 59,004	$ 54,517,333	$ (30,156,132)	$ 24,420,205

Net Income	-	-	-	1,702,253	1,702,253

Options & Compensation Expense	135,250	135	125,442	-	125,577

Common Stock Issued for Exercise of Warrants	384	-	173	-	173

Balance September 30, 2007 (Unaudited)	59,138,918	59,139	54,642,948	(28,453,879)	26,248,208

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended Sept. 30, 2007 (unaudited)	For the Nine Months Ended Sept. 30, 2006 (unaudited)

Operating activities
Net Income	$ 1,702,253	$ 1,556,210
Adjustments to reconcile net income to net cash Provided by operating activities:
Depletion, depreciation, and amortization	1,422,841	1,315,445
Accretion on Asset Retirement Obligation	53,950	67,644
(Gain)/loss on sale of vehicles/equipment	5,740	(22,565)
Compensation and services paid in stock options	75,657	108,186
Deferred Tax Benefit	(1,100,000)	-
Changes in assets and liabilities:
Accounts receivable	(237,167)	98,201
Participant receivables	(82,920)	(2,563)
Other current assets	-	(5,000)
Inventory	117,504	44,272
Accounts payable	(241,822)	306,161
Accrued interest payable	(8,432)	-
Other accrued liabilities	123,690	(164,195)
Settlement on Asset Retirement Obligations	(15,976)	(88,218)
Net cash provided by operating activities	1,815,318	3,213,578

Investing activities
Additions to other property & equipment	(96,476)	(83,026)
Restricted cash	-	(120,500)
Decrease to other property & equipment	-	27,915
Net additions to oil and gas properties	(1,829,467)	(3,868,425)
Additions to Methane project	(795,710)	-
Drilling program portion of additional drilling	-	1,067,400
(Increase)/decrease in pipeline facilities	-	(9,826)
Net cash provided by (used in) investing activities	(2,721,653)	(2,986,462)

Financing activities
Proceeds from exercise of options/warrants	50,093	148,207
Proceeds from borrowings	787,236	2,677,636
Loan fees	-	(284,918)
Repayments of borrowings	(86,810)	(85,174)
Decrease in Drilling Program liability	-	(2,324,400)
Net cash provided by (used in) financing activities	750,519	131,351

Net change in cash and cash equivalents	(155,816)	358,467

Cash and cash equivalents, beginning of period	369,665	260,969
Cash and cash equivalents, end of period	$ 213,849	$ 619,436

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(2)	Deferred Tax Benefit

No income tax benefit (expense) was recognized for the nine months ended September 30, 2006 because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and were being offset against liabilities that would otherwise arise from the results of current operations.

For the quarter ended September 30, 2007, Management elected to recognize a deferred tax asset of $1.1 million to reflect its assessment that the asset was more likely than not to be realized. Management continuously estimates the realization of its deferred tax assets based on its anticipation of the likely timing and adequacy of future net income, after taking into consideration the increased uncertainty attributed to a lengthening horizon before the projected realization of the deferred asset. Based on its assessment management has recorded a deferred tax asset in the amount of $1,100,000 in the third quarter of 2007 relating to net operating loss carryforwards.

(3)	Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is computed using 59,138,832 and 58,969,212 weighted average shares outstanding for the quarters ended September 30, 2007 and September 30, 2006, respectively, and 59,105,871 and 58,802,166 for the nine months ended September 30, 2007 and September 30, 2006 respectively. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share.

Dilutive shares outstanding at September 30, 2007 were 1,821,510, related to outstanding options and warrants and 1,403,931 for September 30, 2006.

(4)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — As amended (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.

(5)	Related Party Transactions

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

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, LP (“Hoactzin”) for ten wells to be drilled in Kansas targeting production of oil during the remainder of 2007. Under the drilling program, Hoactzin will pay $400,000 per well completed as a producer, and $250,000 per drilled well that is nonproductive. The total purchase price will consequently be between $2.5 million and $4 million. The controlling person of Hoactzin is Peter E. Salas, the Chairman of the Company’s Board of Directors and also the controlling person of Dolphin Offshore Partners, LP, the Company’s largest shareholder. On September 17, 2007 the Audit Committee of the Company’s Board of Directors, as well as the Board of Directors, authorized the transactions in accordance with the Company’s related party transaction policy.

Under the terms of the drilling program, Hoactzin will receive all the working interest in the ten wells, but will pay an initial management fee to the Company of 25% of its working interest revenues net of operating expenses. The management fee paid by Hoactzin will increase to 85% of working interest revenues when net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price paid for the drilling program.

On September 17, 2007 Hoactzin was simultaneously conveyed a 75% net profits interest in the Company’s subsidiary Manufactured Methane Corporation’s Carter Valley, Tennessee methane extraction project. When the methane project comes online, the methane project revenues received by Hoactzin will also apply towards the determination of the payout point for the drilling program. When the payout point is reached from either the drilled wells or the methane project, Hoactzin’s net profits interest in this methane project will decrease to a 7.5% net profits interest.

The Company also announced that on September 17, 2007 it entered into an additional agreement with Hoactzin providing that if the new drilling program wells and the methane project interest in combination failed to return net revenues to Hoactzin equal to 25% of the actual drilling program purchase price by December 31, 2009, then Hoactzin has an option to exchange up to 20% of its net profits interest in the methane project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the drilling program price less the net proceeds received at the time of any exchange. Hoactzin has a similar option each year after 2009 in which Hoactzin’s unrecovered investment at the beginning of the year is not reduced 20% further by the end of that year. The Company, however, may in any year make a cash payment in the amount required to prevent such an exchange option for preferred stock from arising.

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties

	September 30, 2007	December 31, 2006
Oil and gas properties, at cost	$ 19,781,306	$ 18,745,834
Unevaluated properties	2,674,806	1,880,811
Accumulation depreciation, depletion and amortization	(8,748,016)	(7,923,016)
Oil and gas properties, net	$ 13,708,096	$ 12,703,629

The Company recorded $825,000 in depletion expense for the first nine months of 2007 and $750,000 in the first nine months of 2006.

(7)	Asset Retirement Obligation

The Company follows the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of estimated material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS 143 required that upon initial application of these standards, the Company recognized a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from 30-40 years, estimated plugging and abandonment cost range from $5,000 per well to $10,000 per well depending on well characteristics evaluated on a case by case basis. Management continues to periodically evaluate the appropriateness of these assumptions.

(8)	Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(9)	Bank Loan

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

On April 19, 2007 the Company borrowed an additional sum of $700,000 from Citibank, N.A. under its existing revolving credit facility dated June 29, 2006.   The additional borrowing resulted from an increase in the Company’s borrowing base under the Citibank credit facility from $2.6 million to $3.3 million based upon Citibank’s periodic review of the Company’s borrowing base.  With the additional borrowing, the Company has borrowed the full amount of its $3.3 million borrowing base under the revolving Citibank credit facility. Repayment of this additional sum is subject to the terms and conditions of the Citibank credit facility. The additional amount borrowed will be used for further development of the Company’s producing properties.

(10)	Methane Project

The Company expects commercial production from the Carter Valley methane project to begin in 2008 subject to equipment production schedules and completion of construction of a 2.5 mile pipeline. As of September 30, 2007 the Company has paid from cash flow $795,710 in equipment costs and has placed orders for the two main equipment modules needed for the Carter Valley methane project.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

Kansas

During the first nine months of 2007, the Company sold 137,265 gross barrels of oil from its Kansas Properties comprised of 146 producing oil wells. Of the 137,265 gross barrels, 96,747 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first nine months of 2007 of 96,747 net barrels of oil compares to 88,808 barrels sold to the Company’s interest in the first nine months of 2006. The Company’s net revenues from the Kansas properties were $5,831,906 in the first nine months of 2007 compared to $5,589,577 in 2006. The increase in revenues relates to the 7,939 barrels net increase in sales volumes as the nine month average price in 2006 was $62.94 as compared to $60.28 in 2007. The Company’s production was affected by inclement weather in Kansas in the first quarter of 2007.

Tennessee

During the first nine months of 2007, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman Chemical Company. Natural gas production from the Swan Creek field for the first nine months of 2007 was an average of 207 Mcf per day during that period as compared to 401 Mcf per day in the first nine months of 2006. The first nine months production reflected expected natural decline in production from the existing Swan Creek gas wells which were first brought into production in mid-2001 upon completion of the Company’s pipeline. For the first nine months of 2007 the Company produced 5,729 barrels of oil as compared to 6,587 in the first nine months of 2006.

Comparison of the Quarters Ended September 30, 2007 and 2006

The Company recognized $2,375,229 in revenues from its Kansas Properties and the Swan Creek field during the third quarter of 2007 compared to $2,251,274 in the third quarter of 2006. The increase in revenues was mainly due to a 4,584 net barrels increase in oil sales for the quarter and a $4.18 increase in price from the third quarter of 2006. Theses increases were offset by an 18,729 Mcf net decrease in gas sales. Oil prices in the third quarter of 2007 averaged $69.15 per barrel as compared to $64.97 per barrel in the third quarter of 2006. The Company realized a net income attributable to common shareholders of $1,580,662 or $0.03 per share of common stock during the third quarter of 2007, compared to a net income in the third quarter of 2006 to common shareholders of $519,094 or $0.01 per share of common stock. The Company recognized a tax benefit for NOL carry forwards in the amount of $1,100,000 in the third quarter of 2007.

Production costs and taxes in the third quarter of 2007 increased to $990,489 from $732,473 in the third quarter of 2006. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry.

Depreciation, depletion, and amortization expense for the third quarter of 2007 remained consistent at $479,487 compared to $503,665 in the third quarter of 2006.

During the third quarter of 2007, general and administrative costs decreased to $291,680 from $384,245 in the third quarter of 2006.

Professional fees in the third quarter of 2007 were $38,099 compared to $13,376 in the same period in 2006. This was due to the Company commencing its review of its internal controls over its financial reporting in accordance with Item 3 of the Regulation S-K.

Interest expense for the third quarter of 2007 remained consistent at $94,014 compared to $97,318 in the third quarter of 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006

The Company recognized $6,368,068 in total revenues from its Kansas Properties and the Swan Creek Field during the first nine months of 2007 compared to $6,704,979 in the first nine months of 2006. The decrease in revenues was due to a decrease in Swan Creek gas sales of 51,901 Mcf along with a decrease in gas prices, also a decrease in oil prices in 2007 which was partially offset by Kansas oil sales increase during this period of 7,939 net bbls which is attributable to well workovers, polymer completion workovers and the Company’s portion of an eight-well drilling program. Oil prices in the first nine months of 2007 averaged $60.28 per barrel as compared to $62.94 per barrel in the first nine months of 2006.

The Company realized a net income attributable to common shareholders of $1,702,253 or $0.03 per share of common stock during the first nine months of 2007, compared to a net income in the first nine months of 2006 to common shareholders of $1,556,210 or $0.03 per share of common stock. The Company recognized a tax benefit for NOL carry forwards in the amount of $1,100,000 in the third quarter of 2007.

Production costs and taxes in the first nine months of 2007 increased to $2,902,595 from $2,399,324 in the first nine months of 2006. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry.

Depletion, depreciation, and amortization expense for the first nine months of 2007 were $1,422,841 compared to $1,315,445 in the first nine months of 2006. The increase relates to depletion taken on Oil and Gas Properties.

During the first nine months of 2007, general and administrative costs decreased to $989,176 from $1,122,091.

Professional fees in the first nine months of 2007 were $186,458 compared to $140,370 in the same period in 2006. This was due to the Company commencing its review of its internal controls over its financial reporting in accordance with Item 3 of Regulation S-K.

Interest expense for the first nine months of 2007 increased to $245,606 from $146,355 in the first nine months of 2006. The increase relates to the Citibank Loan, as the Citibank loan was not in place until June 29 of 2006.

Liquidity and Capital Resources

On June 29, 2006 the Company closed a $50,000,000 revolving senior credit facility between the Company and Citibank Texas, N.A. in its own capacity and also as agent for other banks.  Under the facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the borrowing base in effect from time to time. The Company’s initial borrowing base was set at $2,600,000.  The initial loan under the facility with Citibank closed on June 29, 2006 in the principal amount of $2.6 million. On April 19, 2007 as a result of periodic review under the credit facility, the borrowing base was increased to $3.3 million, and the Company borrowed an additional amount of $700,000 which was used for development of the Company’s producing properties.

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

Interest Rate Risk

At September 30, 2007, the Company had debt outstanding of $3,496,226 including, as of that date, $3,300,000 owed on its credit facility with Citibank Texas, N. A. The interest rate on the Citibank credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s debt owed to other parties of $196,226 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2006 fluctuated based on short-term interest rates on approximately 93% of its total debt outstanding at December 31, 2006. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Citibank Credit facility would be approximately $27,225. The Company did not have any open derivative contracts relating to interest rates at December 31, 2006 or September 30, 2007.

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

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this Report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

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

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2007, the Company issued 213 unregistered and restricted shares of its common stock pursuant to the exercise of warrants issued by the Company to members of the plaintiff class as part of the settlement of the action entitled Paul Miller v. M. E. Ratliff and Tengasco, Inc., United States District Court for the Eastern District of Tennessee, Knoxville, Docket Number 3:02-CV-644. Those warrants are exercisable for a period of three years from date of issue at $0.45 per share and the warrants themselves are exempt from registration pursuant to Section 3(a) (10) of the Securities Act of 1933.

ITEM 5   OTHER INFORMATION

During the third quarter the Company drilled six gross wells in Kansas. Four of these wells are owned entirely by the Company: Howard #1, Hobrock #5, Veverka #1 and the Gilliand #1, and the other two wells are part of the Company’s ten-well drilling program in which the company receives 25% plus an additional interest after payout: the Stahl A#1, and the Croffoot AA#1. During October, 2007 the Company drilled three additional wells under the drilling program, the Croffoot BB #1, Veverka A#1, and the Howard #2.

The results as of the date of this report are:

Howard #1 plugged and abandoned July 4, 2007.

Hobrock #5 completed August 7, 2007and is currently producing approximately 14 barrels per day.

Veverka #1 plugged and abandoned August 17, 2007

Gilliand #1 plugged and abandoned August 28, 2007

Drilling program results:

Stahl A #1 completed October 13, 2007 currently producing approximately 14 barrels per day.

Crofoot AA#1 completed October 19, 2007 currently producing approximately 20 barrels per day.

Veverka A #1 drilled October 11, 2007 completed but awaiting pumping unit installation.

Croffoot BB #1 drilled October 20, 2007 Completion attempt is in progress.

Howard #2 has been drilled on November 8, 2007 it was a dry hole and was plugged and abandoned.

Two additional wells are permitted for drilling in November 2007: the Nutsch, and the Green. Both wells will be a part of the ten well program.

The Company’s wholly owned subsidiary, Manufactured Methane Corporation, has placed equipment orders for its first stage of process equipment (cleanup and carbon dioxide removal) and the second stage of process equipment (nitrogen rejection.) as of the date of this Report, the Company has paid approximately $950,000 in equipment costs for this project from the Company’s cash flow. Total project costs, including pipeline construction, are expected to be approximately $3.7 million. The Company now anticipates that equipment will be manufactured and delivered to allow operations to begin in the April or May 2008 time period when equipment installation, testing, and startup procedures are begun. Commercial deliveries of gas will begin when the equipment is installed and tested and the pipeline is constructed.

As part of the project agreement, the Company has agreed to install a new force-main water drainage line for Allied Waste, the landfill owner, in the same two-mile pipeline trench as the gas pipeline needed for the project, reducing overall costs and avoiding environmental effects to private landowners resulting from multiple installations of pipeline. Allied Waste will be responsible for the additional costs for the water line. Construction of the gas pipeline needed to connect the facility with the Company’s existing natural gas pipeline is expected to begin upon receipt of permits from Tennessee state and local wastewater authorities in connection with the drainage line. Those permit applications were submitted by Allied Waste in late July, 2007 and have been approved in part. The Company expects the remaining permits to be acted upon promptly. As a certificated utility, the Company’s pipeline subsidiary requires no additional permits for the gas pipeline construction. The Company currently anticipates that pipeline construction will be concluded approximately the same time as equipment deliveries and installation occurs, subject to grant of permits and weather delays during winter construction.

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

Dated: November 9, 2007

TENGASCO, INC.

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

Exhibit 31.1	CERTIFICATION

I, Jeffrey R. Bailey

1.    I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2007.

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

Dated: November 9, 2007

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2007.

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

(b Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and;

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

Dated: November 9, 2007

By: s/ Mark A. Ruth

Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

Dated: November 9, 2007

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

Dated: November 9, 2007

By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer