Form 10-Q
period 2008-06-30
TENGASCO INC
filed 2008-08-11
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

Large accelerated filer_____ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer_ Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,295,238common shares at Aug. 6, 2008

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS

	* Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3-4

	* Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	5

	* Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	6

	* Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	7

	* Notes to Condensed Consolidated Financial Statements	8-16

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-21

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21

	ITEM 4T. CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

	ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECRUTIY HOLDERS	23

	ITEM 5. OTHER INFORMATION	24
	ITEM 6. EXHIBITS	26

	* SIGNATURES	27

	* CERTIFICATIONS	28-31

2

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007

Assets

Current
Cash and cash equivalents	$ 1,465,627	$ 2,226,839
Accounts receivable	2,109,773	1,057,148
Participant receivables	15,551	49,872
Inventory	448,801	460,365
Other current assets	11,056	11,056

Total current assets	4,050,808	3,805,280

Restricted Cash	120,500	120,500
Loan Fees	203,602	223,733

Oil and gas properties, net (on the basis of full cost accounting)	15,507,892	13,209,601

Pipeline facilities, net	12,644,817	12,916,667

Other property and equipment, net	219,447	256,058
Deferred Tax Asset	6,287,000	2,100,000
Methane Project	3,500,010	1,649,710

Total	$ 42,534,076	$ 34,281,549

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008 (Unaudited)		December 31, 2007

Current liabilities
Current maturities of long-term debt	$53,828		$57,887
Accounts payable	1,426,464		903,238
Accrued interest payable		-	10,005
Other accrued liabilities	225,000		360,674

Total current liabilities	1,705,292		1,331,804

Asset retirement obligation	556,074		531,101

Long term debt, less current maturities	4,819,763		4,315,773

Total liabilities	7,081,129		6,178,678

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,201,841 and 59,155,750 shares issued and outstanding	59,202		59,156
Additional paid-in capital	54,805,837		54,689,525
Accumulated deficit	(19,412,092)		(26,645,810)

Total stockholders’ equity	35,452,947		28,102,871
	$42,534,076		$34,281,549

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas revenues	$ 4,626,265	$ 2,194,923	$ 7,921,334	$ 3,944,694
Pipeline transportation revenues	3,446	20,774	6,191	40,182
Interest income	3,877	4,742	11,783	7,963

Total revenues and other income	4,633,588	2,220,439	7,939,308	3,992,839

Cost and other deductions
Production costs and taxes	1,408,116	948,976	2,743,137	1,912,106
Depletion, depreciation and amortization	473,646	467,303	938,946	943,354
Interest expense	72,216	80,569	180,104	151,592
General and administrative cost	411,885	351,908	809,492	697,496
Public relations	21,253	17,947	38,518	18,341
Professional fees	84,765	22,980	182,393	148,359
Total cost and other deductions	2,471,881	1,889,683	4,892,590	3,871,248

Income From Operations	$ 2,161,707	$ 330,756	$ 3,046,718	$ 121,591

Deferred Tax Benefit	-	-	5,227,000	-
Income Tax Expense	(740,000)		(1,040,000)

Net Income	$ 1,421,707	$ 330,756	$ 7,233,718	$ 121,591

Net income per share Basic and diluted:	$ 0.02	$ 0.01	$ 0.12	$ 0.00
	$ 0.02	$ 0.01	$ 0.12	$ 0.00
Shares used in computing Earnings Per Share
Basic	59,189,990	59,128,705	59,173,178	59,089,117
Diluted	61,582,347	60,950,428	61,565,536	60,910,840

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	59,155,750	$ 59,156	$ 54,689,525	$ (26,645,810)	$ 28,102,871

Net Income	-	-	-	7,233,718	7,233,718

Options Granted	-	-	93,157	-	93,157

Shares Issued for Compensation	30,000	30	18,270	-	18,300

Shares Issues for Exercise of Options and Warrants	16,091	16	4,885	_	4,901
Balance June 30, 2008 (Unaudited)	59,201,841	59,202	54,805,837	(19,412,092)	35,452,947

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2008	For the SixMonths Ended June 30, 2007
Operating activities
Net Income	$7,233,718	121,591
Adjustments to reconcile net loss/income to net cash used in operating activities:
Depreciation, depletion and amortization	938,946	943,354
Accretion on Asset Retirement Obligation	43,641	31,302
(Gain)/Loss on sale of vehicles/equipment	-	5,740
Compensation and services paid in stock options and stock	111,457	50,438
Deferred tax benefit	(4,187,000)	-
Changes in assets and liabilities:
Accounts receivable	(1,052,625)	(252,799)
Participants receivables	34,321	(3,586)
Inventory	11,564	(30,616)
Accounts payable	523,226	(109,485)
Accrued interest payable	(10,005)	(8,432)
Other accrued liabilities	(135,674)	84,140
Settlement on Asset Retirement Obligation	(18,668)	(1,743)
Net cash provided by operating activities	3,492,901	829,904

Investing activities
Additions to other property & equipment	(39,615)	(96,476)
Net additions to oil and gas properties	(2,848,291)	(1,431,484)
Additions to Methane project	(1,850,300)	-

Net cash (used in) investing activities	(4,738,206)	(1,527,960)

Financing activities
Proceeds from borrowings	551,721	787,236
Repayments of borrowings	(51,940)	(65,183)
Loan Fees	(20,589)	-
Proceeds from exercise of warrants & options	4,901	49,997
Net cash provided by financing activities	484,093	772,050

Net change in cash and cash equivalents	(761,212)	73,994

Cash and cash equivalents, beginning of period	2,226,839	369,665
Cash and cash equivalents, end of period	$1,465,627	443,659

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(2)	Deferred Tax Benefit

Management continuously estimates its ability to recognize a deferred tax asset related to prior period net operating loss carry forwards based on its anticipation of the likely timing and adequacy of future net income. The Company has had recurring taxable income for its last three fiscal years and for the first two quarters of 2008. As of January 1, 2008, the Company had available approximately $21,000,000 of net operating loss carry forwards to offset future taxable income. During the three months ended March 31, 2008, Management, using the “more likely than not” criteria for recognition, determined that it would be likely to realize the benefit of all of its net operating loss carry forwards and accordingly recognized a deferred tax benefit of $5,227,000. This resulted in total deferred tax assets of $7,327,000, at March 31, 2008, $2,100,000 of this amount having been previously recorded in 2007. The deferred tax assets are being amortized as applied against future taxable income with $300,000 and $740,000 of the tax benefit being amortized in the first and second quarter of 2008. At June 30, 2008, deferred tax assets approximated $6,300,000. The recognition of the deferred tax asset in 2008 will provide a better matching of income tax expense with taxable income in future periods.

(3)	Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 59,189,990 and 59,128,705 weighted average shares outstanding for the quarters ended June 30, 2008 and June 30, 2007 respectively and 59,173,178 and 59,089,117 weighted average shares for the six months ended June 30, 2008 and June 30, 2007 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share. Dilutive shares outstanding at June 30, 2008 were 2,554,357, related to outstanding options and warrants.

(4)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on our results of operations or financial position. The Company currently has open tax return periods beginning with December 31, 2005 through December 31, 2007.

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

In September 2006, the FASB issued No. SFAS 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 effective January 1, 2008. Adoption of this statement did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — as amended (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company considered the applicability of SFAS 159 and determined not to adopt it at this time.

(5)	Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. ("Hoactzin") for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Peter E. Salas, the chairman of the Board of Directors of the Company is the controlling person of Hoactzin. Mr. Salas is also the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P. which is the Company's largest shareholder. Under the terms of the Program, Hoactzin was to pay the Company $400,000 for each well in the Program completed as a producing well and $250,000 per drilled well that was non-productive. The terms of Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses. This is referred to as a management fee but, as defined, is in the nature of a net profits interest. The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”). The Company accounted for funds received for interests in the Program as an offset to oil and gas properties and no gain or loss was recognized from these transactions.

As of June 30, 2008, the Company had drilled all ten wells in the Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 97 barrels per day in total. Hoactzin paid a total of $3,850,000 for its interest in the Program resulting in the Payout Point being determined as $5,215,595. The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of well, based on the drilling results of the Program wells and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin reaching the Payout Point has been accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net proceeds it receives from the methane extraction project being developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation, at the Carter’s Valley, Tennessee landfill to the Payout Point. (The methane extraction project is discussed in greater detail below.) Those methane project proceeds when applied should result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Program, pursuant to an additional agreement with the Company was conveyed a 75% net profits interest in a methane extraction project being developed by the Company's wholly-owned subsidiary, Manufactured Methane Corporation ("MMC") at the Carter Valley landfill owned and operated by BFI Waste Systems of Tennessee, LLC ("BFI") in Church Hill, Tennessee (the "Methane Project"). When the Methane Project comes online, the revenues from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Program. When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

The Company also announced that on September 17, 2007 it entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the purchase price it paid for its interest in the Program (the “Purchase Price”) by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. At the end of the second quarter the amount of net revenues received by Hoactzin from the Program has reduced the amount of the funds it had advanced for the Purchase Price from $3,850,000 to $2,805,917. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the American Stock Exchange. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance if any. The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising. In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company. In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 1.3547 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced. Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

Under this exchange agreement, if no proceeds at all were received by Hoactzin through 2009 or in any year thereafter (i.e. a worst-case scenario already impossible in view of the success of the Program), then Hoactzin would have an option to exchange 20% of its interest in the Methane Project in 2010 and each year thereafter for preferred stock with liquidation value of 100% of the Purchase Price (not 135%) convertible at the trailing average price before each year’s issuance of the preferred. The maximum number of common shares into which all such preferred could be converted cannot be calculated given the formulaic determination of conversion price based on future stock price. However, assuming for purposes of a calculation example only, a uniform stock price of $.75 per share, the preferred stock would be convertible (at investment $3.7 million for eight of ten producing wells) or 4.93 million common shares, approximately 8.35% of the Company’s currently outstanding shares.

However, the Company anticipates that with the demonstrated successful results of the Program that the payout of 25% of the Purchase Price will be reached by December 31, 2009 and no requirement to issue preferred stock will arise in

2010.

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin. On that same date, the Company also entered into an agreement with Charles Patrick McInturff employing him as a Vice-President of the Company. Pursuant to the Management Agreement with Hoactzin, Mr. McInturff’s duties while he is employed as Vice-President of the Company will include the management on behalf of Hoactzin of its working interests in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. The Company does not presently have an interest in those properties. As consideration for the Company entering into the Management Agreement, Hoactzin has agreed that it will be responsible to reimburse the Company for the payment of one-half of Mr. McInturff’s salary, as well as certain other benefits he receives during his employment by the Company. In further consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin has granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or work-over activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement. The term of the Management Agreement is the earlier of the date Hoactzin sells its interests in its managed properties or 5 years.

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties

	June 30, 2008	December 31, 2007
Oil and gas properties, at cost	$ 21,704,778	$ 18,856,487
Unevaluated properties	3,110,768	3,110,768
Accumulation depreciation, depletion and amortization	(9,307,654)	(8,757,654)
Oil and gas properties, net	$ 15,507,892	$ 13,209,601

   The Company recorded $550,000 in depletion expense for the first six months of 2008 and $550,000 in the first six months of 2007.

(7)	Asset Retirement Obligation

The Company follows the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 6%, an estimated useful life of wells ranging from 30-40 years and an estimated plugging and abandonment cost range from $5,000 per well to $10,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

(8)	Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(9)	Bank Loan

Under our credit facility with Sovereign Bank of Dallas (“Sovereign”), loans and letters of credit will be available to the Company on a revolving basis in an amount not to exceed the lesser of $20 million or the Company’s borrowing base in effect from time to time. The Company’s initial borrowing base with Sovereign was set at $7.0 million, an increase from its borrowing base of $3.3 million with Citibank prior to the assignment.

The Company’s initial borrowing on December 17, 2007 under its facility with Sovereign was approximately $4.2 million which will bear interest at a floating rate equal to prime as published in the Wall Street Journal plus 0.25% resulting in a current interest rate of approximately 7.5%. Interest only is payable during the term of the loan and the principal balance of the loan is due December 31, 2010. The Sovereign facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline as well as the Company’s Methane Project assets.

The Company used a portion of the $4.2 million borrowed from Sovereign to pay off the funds it previously borrowed from Citibank. The remaining $900,000 borrowed from Sovereign was used to pay bank fees and attorney fees relating to the assignment in the amount of approximately $75,000.The balance of approximately $825,000 was used to pay a portion of the purchase price of equipment to be utilized in the Methane Project currently under construction in Carter’s Valley, Tennessee by MMC, the Company’s wholly-owned subsidiary. The Company borrowed an additional $500,000 bringing the total to 4.7 million in the second quarter to accelerate drilling in the second quarter of 2008.

(10)	Methane Project

On October 24, 2006 the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”). The Agreement was thereafter assigned to the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) and provides that MMC will purchase all the naturally produced gas stream presently being collected and flared at the municipal solid waste landfill in Carter’s Valley serving the metropolitan area of Kingsport, Tennessee that is owned and operated by BFI in Church Hill, Tennessee. BFI’s facility is located about two miles from the Company’s existing pipeline serving Eastman Chemical Company (“Eastman”). The Company is installing a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased gas stream by volume. The Company is constructing a small diameter pipeline to deliver the extracted methane gas to the Company’s existing pipeline for delivery to Eastman (the “Methane Project”).

MMC has received delivery of all process equipment for the Methane Project, compressors needed to operate the process equipment, and the thermal oxidizer for destruction of byproducts from the methane extraction process. Electrical and utility interconnections are essentially complete on site. It is anticipated that the total costs for the Project including pipeline construction, will total approximately $4.1 million including costs for compression and interstage controls. The costs of the Methane Project have been funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million, (b) cash flow from the Company’s operations in the amount of approximately $1 million and (c) $825,000 of the funds the Company borrowed from its credit facility with Sovereign Bank. The Company anticipates that the remaining balance of the Methane Project costs will be paid from the Company’s cash flow.

The Company anticipates that operation of the Methane Project will begin summer or early fall 2008 after equipment installation, startup procedures and testing, are established. Pipeline construction is currently expected to be completed by late September 2008 and interstage process interconnection of all equipment is underway and is expected to be complete upon completion of the pipeline. The air emissions permit from Tennessee Department of Environment and Conservation for the Methane Project was issued August 1, 2008. Commercial deliveries of gas will begin after the equipment

16

is installed, tested, and connected to completed pipeline which is anticipated to occur in September 2008. Pipeline construction is currently on schedule, but delay in completing underground borings needed in certain locations on the pipeline route, though not occurring at the present time may occur on remaining bores and if so may result in commercial operations beginning in October 2008. Upon commencement of operations, the methane gas produced by the project facilities will be mixed in the Company’s pipeline and delivered and sold to Eastman Chemical Company (“Eastman”) under the terms of the Company’s existing natural gas purchase and sale agreement. At current gas production rates and expected extraction efficiencies, when commercial operations of the Project begin, the Company expects to deliver about 418 MMBtu per day of additional gas to Eastman, which would substantially increase the current volumes of natural gas being delivered to Eastman by the Company from its Swan Creek field. At an assumed sales price of gas of $7 per MMBtu, near the average natural gas price received by the Company in 2007, the anticipated net profits to the Company would be approximately $800,000 per year from the Methane Project based on anticipated volumes and expenses. Initially a portion of the net profits (75%) in the Methane Project would be paid to Hoactzin as agreed with the Company and applied to reaching the Payout Point or “flip” point where Hoactzin’s interest in the Drilling Program and the Methane Project are reduced, and the Company’s interests correspondingly increased. The gas supply from the Methane Project is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, currently estimated by BFI to occur between the years 2022 and 2026.

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

(11) Subsequent Events Black Diamond Purchase

Effective as of July 1, 2008, the Company purchased from Black Diamond Oil, Inc. an expected 80 barrels per day of oil producing properties and related leases and equipment in Rooks County, Kansas for $5.35 million. The Company has acquired producing oil wells and saltwater disposal wells, equipment, and the underlying working interests in leases comprising what is known as the Riffe field that had been owned by Black Diamond for many years. The purchase price was paid primarily from borrowings under its credit facility with Sovereign Bank and from company cash on hand. Following the purchase, the Company has borrowed a total of $9.9 million under our credit facility.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

Kansas

During the first six months of 2008, the Company sold 103,938 gross barrels of oil from its Kansas Properties that currently comprise 149 producing oil wells. Of the 103,938 gross barrels, 70,743 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first six months of 2008 of 70,743 net barrels of oil compares to 63,003 barrels sold to the Company’s interest in the first six months of 2007. The Company’s net revenues from the Kansas properties were $7,383,488 in the first six months of 2008 compared to $3,518,744 in 2007. This increase was due to an increase in prices for oil to an average of $104.37 in 2008 from an average of $55.85 in 2007 and a 7,740 net barrel increase in sales in 2008. In addition, the Company’s production during the first three months of 2007 was adversely affected by severe inclement weather in Kansas.

 Tennessee

During the first six months of 2008, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman Chemical Company. Natural gas production from the Swan Creek field for the first six months of 2008 was an average of 220 Mcf per day during that period as compared to 223 Mcf per day in the first three months of 2007. For the first six months of 2008, the Company produced 3,226 barrels of oil from the Swan Creek field as compared to 3,813 in the first three months of 2007.

Comparison of the Quarters Ended June 30, 2008 and 2007.

The Company recognized $4,633,588 in revenues during the second quarter of 2008 compared to $2,220,439 in the second quarter of 2007. The increase in revenues was due to an increase in oil prices in 2008 and a 2,394 net barrel increase in oil sales. Oil prices in the second quarter of 2008 averaged $117.37 per barrel as compared to $59.08 per barrel in the second quarter of 2007. The Company realized a net income attributable to common shareholders of $1,421,707 or $0.02 per share of common stock during the second quarter of 2008, compared to a net income in the second quarter of 2007 to common shareholders of $330,756 or $0.01 per share of common stock. The Company's operating income was $2,161,707 or .04 per share in 2008 compared to operating income in 2007 of $330,756. The Company recorded the remaining net operating loss carry forwards of $5,227,000 in the first quarter of 2008 and recorded non-cash income tax expense of $740,000 for the second quarter net income.

Production costs and taxes in the second quarter of 2008 increased to $1,408,116 from $948,976 in the second quarter of 2007. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry. This has gone up with the rise in fuel costs and commodity price increases.

Depreciation, depletion, and amortization expense for the second quarter of 2008 was $473,646 compared to $467,303 in the second quarter of 2007. The depletion percentage has remained consistent even though revenues have increased proportionally to price.

During the second quarter of 2008, general and administrative costs increased to $411,885 from $351,908 in the second quarter of 2007. Due to continued administrative growth.

Comparison of the Six Months Ended June 30, 2008 and 2007.

The Company recognized $7,939,308 in revenues during the first six months of 2008 compared to $3,992,839 in the first six months of 2007. The increase in revenues was due to an increase in oil prices in 2008 and a 7,153 net barrel increase in oil sales. Oil prices in the first six months of 2008 averaged $104.37 per barrel as compared to $55.85 per barrel in the first six months of 2007. The Company realized a net income attributable to common shareholders of $7,233,718 or $0.12 per share of common stock during the first six months of 2008, compared to a net income in the first six months of 2007 to common shareholders of $121,591 or $0.00 per share of common stock. Approximately $4.2 million (58%) of this income was attributable to the net effects of recognizing the Company’s deferred tax assets in 2008. The Company's operating income was $3,046,718 or .05 per share in 2008 compared to operating income in 2007 of $121,591. The Company recorded the remaining net operating loss carry forwards of $5,227,000 in the first quarter of 2008 and recorded non-cash income tax expense of $1,040,000 for the first six months net income. The Company’s revenue in the first six months of 2007 was adversely affected by inclement weather in Kansas.

Production costs and taxes in the first six months of 2008 increased to $2,743,137 from $1,912,106 in the first six months of 2007. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry. This has gone up with the rise in fuel costs and commodity price increases.

Depreciation, depletion, and amortization expense for the first six months of 2008 was $938,946 compared to $943,354 in the first six months of 2007. The depletion percentage has remained consistent even though revenues have increased proportionally to price.

During the first six months of 2008, general and administrative costs increased to $809,492 from $697,496 in the first six months of 2007. Due to continued administrative growth.

19

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

The Company used a portion of the $4.2 million borrowed from Sovereign to pay off the funds it previously borrowed from Citibank. The remaining $900,000 borrowed from Sovereign was used to pay bank fees and attorney fees relating to the assignment in the amount of approximately $75,000 and the balance of approximately $825,000 was used to pay a portion of the purchase price for equipment to be utilized in the Methane Project currently under construction in Church Hill, Tennessee by MMC, the Company’s wholly-owned subsidiary. The company borrowed an additional $500,000 in the second quarter to accelerate drilling activities.

Effective as of July 1, 2008, the Company purchased from Black Diamond Oil, Inc. an expected 80 barrels per day of oil producing properties and related leases and equipment in Rooks County, Kansas for $5.35 million. The Company has acquired producing oil wells and saltwater disposal wells, equipment, and the underlying working interests in leases comprising what is known as the Riffe field that had been owned by Black Diamond for many years. The purchase price was paid primarily from borrowings under its credit facility with Sovereign Bank and from company cash on hand. Following the purchase, the Company has borrowed a total of $9.9 million under our credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $49.05 per barrel to a high of $89.18 per barrel during 2007 to an average of $104.37 in 2008. Gas price realizations ranged from a monthly low of $5.43 per Mcf to a monthly high of $7.59 per Mcf during the same period. The Company did not enter into any hedging agreements in 2008 or 2007 to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

At June 30, 2008, the Company had debt outstanding of $4,873,591 including, as of that date, $4,712,105 owed on its credit facility with Sovereign Bank The interest rate on the Sovereign credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s debt owed to other parties of $161,486 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2007 fluctuated based on short-term interest rates on approximately 96% of its total debt outstanding at December 31, 2007. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Sovereign Credit facility would be approximately $25,273, assuming borrowed amounts under the Citibank credit facility remained at the same amount owed as of December 31, 2007. The Company did not have any open derivative contracts relating to interest rates at December 31, 2007.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, the Company issued 10,000 registered and unrestricted shares upon the exercise of options granted under the Tengasco, Inc. Incentive Stock Plan.

During the first six months of 2008 on April 21, 2008 the Company issued 8,500 shares of its unregistered and restricted common stock each to John A. Clendening, and Carlos Salas who are members of the Company’s Audit Committee and 13,000 shares to Matthew K. Behrent, the Chairman of that Committee for their services as members of the Audit Committee in Fiscal 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on June 2, 2008

(b) The first item voted upon was the election of Directors. Matthew K. Behrent, Jeffrey R. Bailey, John A. Clendening, Carlos P. Salas, and Peter E. Salas were elected as Directors of the Company for a term of one year or until their successors are elected and qualified. The results of voting were as follows: 50,054,463 votes for Matthew K. Behrent and 1,118,148 withheld; 50,130,637 votes for Jeffrey R. Bailey and 965,800 withheld; 50,085,614 votes for John A. Clendening and 1,055,846 withheld; 49,952,400 votes for Carlos P. Salas and 1,322,274 withheld; and, 49,993,665 votes for Peter E. Salas and 1,239,744 withheld.

A majority of votes at the meeting having voted for them, Messrs. Matthew K. Behrent, Jeffrey R. Bailey, John A. Clendening, Carlos P. Salas, and Peter E. Salas were duly elected as Directors of the Company.

(b)

The second item voted on was a proposal to approve amendments to the Tengasco, Inc. Stock Incentive Plan to (i) increase the number of shares of common stock that may be issued under the plan by 3,500,000 shares and (ii)

(c)	extend the Term of the Plan for an additional ten years. The results of the voting were as follows:

27,315,375 votes for the proposal;

2,409,985 votes against; and

510,560 abstained

(d) The third item voted on was a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Rodefer Moss & Co, PLLC to serve as the independent certified public accountants of the Company for fiscal 2008.The results of the voting were as follows:

50,194,940 votes for the proposal;
395,708 votes against; and
430,879 abstained

A majority of the votes cast at the meeting having voted for the proposal, the proposal was duly passed.

No other matters were voted upon at the meeting.

ITEM 5.	OTHER INFORMATION

On July 2, 2008 the Company closed the previously announced purchase from Black Diamond Oil, Inc. of an expected 80 barrels per day of oil producing properties and related leases and equipment in Rooks County, Kansas for $5.35 million effective as of July 1, 2008. The Company acquired producing oil wells and saltwater disposal wells, equipment, and the underlying working interests in leases comprising what is known as the Riffe field that had been owned by Black Diamond for many years. The purchase price was paid primarily from borrowings under the Company’s credit facility with Sovereign Bank and from cash on hand. Following the purchase, the Company has borrowed a total of $9.9 million under the Sovereign Bank facility.

No production volumes or cash flow from the Riffe field were realized by the Company during the second quarter that ended June 30, 2008, the day before the effective date of the purchase. The Company will receive third quarter 2008 revenues and will also capture the value of the Riffe field in future borrowing base and reserve evaluation reviews.  At the time of the purchase, the Company estimated the proved reserve volumes in the Riffe field to be approximately 424,000 barrels. The Company’s assessment of this area indicates it may have positive workover and polymer potential to increase production volumes. Since acquisition the production has averaged about 82 BOPD, and we have not done any significant work within the field to date. The first polymer applications will begin in the third quarter of 2008.

In July, 2008 the Company completed the Albers #1 oil well in the Good Science NE field located in Trego County, Kansas.  The Company has previously established a sizeable lease position in this area and conducted a 3D seismic survey of the acreage.  The first three tests drilled were dry holes but enabled Tengasco to obtain significant information about a geologically isolated area.   A 3D seismic re-interpretation modified our geologic model in that area, which led to production being established on the Albers #1, our fourth test well.   Production has just begun from the well and the rate of production and continuity of daily production has not yet been established, but to date the well has averaged about 50 BOPD.  The Albers #1 re-established production in the Good Science NE field which has been without production for some time.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed with this report:

10.01 Assignment of Leases from Black Diamond Oil, Inc. to Tengasco, Inc.

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

Dated: August 11, 2008

TENGASCO, INC.

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2008.

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

Dated: August 11, 2008

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2008.

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

Dated: August 11, 2008

By: s/ Mark A. Ruth

Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Dated: August 11, 2008

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Dated: August 11, 2008

By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer