Form 10-Q
period 2008-09-30
TENGASCO INC
filed 2008-11-10
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,350,661 common shares at November 5 , 2008

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS
	* Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3-4

	* Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	5

	* Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	6

	* Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	7

	* Notes to Condensed Consolidated Financial Statements	8-16

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-21

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21

	ITEM 4. CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

	ITEM 5. OTHER INFORMATION	24

	ITEM 6. EXHIBITS	26

	* SIGNATURES	27

	* CERTIFICATIONS	28-31

	September 30, 2008 (unaudited)	December 31, 2007 05

Assets

Current
Cash and cash equivalents	$ 1,380,769	$ 2,226,839
Accounts receivable	2,131,244	1,057,148
Participant receivables	14,415	49,872
Inventory	532,100	460,365
Other current assets	11,056	11,056

Total current assets	4,069,584	3,805,280

Restricted cash	120,500	120,500

Loan fees	226,934	223,733

Oil and gas properties, net (on the basis of full cost accounting)	22,384,347	13,209,601

Pipeline facilities, net	12,512,162	12,916,667

Other property and equipment, net	204,568	256,058

Deferred Tax Asset	5,482,000	2,100,000

Methane Project	4,345,122	1,649,710

	$ 49,345,217	$ 34,281,549

See accompanying notes to condensed consolidated financial statements

	September 30, 2008 (Unaudited)	December 31, 2007

Current liabilities
Current maturities of long-term debt	$ 52,705		$ 57,887
Accounts payable	874,812		903,238
Other accrued liabilities	663,673		360,674
Accrued interest payable	-		10,005

Total current liabilities	1,591,190		1,331,804

Asset retirement obligations	605,900		531,101
Long term debt, less current maturities	10,005,409		4,315,773

Total liabilities	12,202,499		6,178,678

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,350,661 and 59,155,750shares issued and outstanding	59,351		59,156
Additional paid-in capital	54,932,492		54,689,525
Accumulated deficit	(17,849,125)		(26,645,810)

Total stockholders’ equity	37,142,718		28,102,871
	$ 49,345,217		$ 34,281,549

     See accompanying notes to condensed consolidated financial statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas revenues	$ 5,059,368	$ 2,356,759	$ 12,980,702	$ 6,301,453
Pipeline transportation revenues	2,566	13,775	8,757	53,957
Interest income	5,172	4,695	16,955	12,658

Total revenues and other income	5,067,106	2,375,229	13,006,414	6,368,068

Cost and other deductions
Production costs and taxes	1,472,913	990,489	4,216,050	2,902,595
Depletion, depreciation and amortization	552,165	479,487	1,491,111	1,422,841
Interest expense	214,548	94,014	394,652	245,606
General and administrative cost	418,985	291,680	1,228,477	989,176
Public relations	1,800	798	40,318	19,139
Professional fees	38,728	38,099	221,121	186,458
Total cost and other deductions	2,699,139	1,894,567	7,591,729	5,765,815

Income From Operations	2,367,967	480,662	5,414,685	602,253
Deferred Tax Benefit	-	1,100,000	5,227,000	1,100,000
Income Tax Expense	(805,000)	-	(1,845,000)	-
Net income	1,562,967	1,580,662	8,796,685	1,702,253

Net income per share Operations Basic Operations Diluted	$ 0.03 $ 0.03	$ 0.03 $ 0.03	$ .15 $ .14	$ 0.03 $ 0.03

Shares used in computing Earnings Per Share
Basic	59,296,242	59,138,832	59,214,498	59,105,871
Diluted	61,600,242	60,960,342	61,518,498	60,927,381

See accompanying notes to condensed consolidated financial statements

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	59,155,750	$ 59,156	$ 54,689,525	$ (26,645,810)	$ 28,102,871

Net Income	-	-	-	8,796,685	8,796,685
Options Granted	-	-	152,992	-	152,992

Shares Issued for Compensation	30,000	30	18,270	-	18,300
Shares Issued for Exercise of Options & Warrants	164,911	165	71,705	-	71,870

Balance September 30, 2008 (Unaudited)	59,350,661	$ 59,351	$ 54,932,492	$ (17,849,125)	$ 37,142,718

See accompanying notes to condensed consolidated financial statements

	For the Nine Months Ended Sept30, 2008 (unaudited)	.	For the Nine Months Ended Sept30, 2007 (unaudited)	.

Operating activities
Net Income	$ 8,796,685		$ 1,702,253
Adjustments to reconcile net income to net cash Provided by operating activities:
Depletion, depreciation, and amortization	1,491,111		1,422,841
Accretion on Asset Retirement Obligation	99,235		53,950
(Gain)/loss on sale of vehicles/equipment	-		5,740
Compensation and services paid in stock options	171,292		75,657
Deferred Tax Benefit	(3,382,000)		(1,100,000)
Changes in assets and liabilities:
Accounts receivable	(1,074,096)		(237,167)
Participant receivables	35,457		(82,920)
Inventory	(71,735)		117,504
Accounts payable	(28,426)		(241,822)
Accrued interest payable	(10,005)		(8,432)
Other accrued liabilities	302,999		123,690
Settlement on Asset Retirement Obligations	(24,435)		(15,976)
Net cash provided by operating activities	6,306,082		1,815,318

Investing activities
Additions to other property & equipment	(65,686)		(96,476)
Net additions to oil and gas properties	(10,074,746)		(1,829,467)
Additions to Methane project	(2,695,412)		(795,710)
Increase in pipeline facilities	(3,495)		-
Net cash provided by (used in) investing activities	(12,839,339)		(2,721,653)

Financing activities
Proceeds from exercise of options/warrants	71,870		50,093
Proceeds from borrowings	5,765,686		787,236
Loan fees	(69,137)		-
Repayments of borrowings	(81,232)		(86,810)
Net cash provided by (used in) financing activities	5,687,187		750,519

Net change in cash and cash equivalents	(846,070)		(155,816)

Cash and cash equivalents, beginning of period	2,226,839		369,665
Cash and cash equivalents, end of period	$ 1,380,769		$ 213,849

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)    Deferred Tax Benefit

Management continuously estimates its ability to recognize a deferred tax asset related to prior period net operating loss carry forwards based on its anticipation of the likely timing and adequacy of future net income. The Company has had recurring taxable income for its last three fiscal years and for the first three quarters of 2008. As of January 1, 2008, the Company had available approximately $21,000,000 of net operating loss carry forwards to offset future taxable income. During the three months ended March 31, 2008, Management, using the “more likely than not” criteria for recognition, determined that it would be likely to realize the benefit of all of its net operating loss carry forwards and accordingly recognized a deferred tax benefit of $5,227,000. This resulted in total deferred tax assets of $7,327,000, at March 31, 2008, $2,100,000 of this amount having been previously recorded in 2007. The deferred tax assets are being amortized as applied against future taxable income with $1,845,000 of the tax benefit being amortized in the first nine months of 2008. At September 30, 2008, deferred tax assets approximated $5,482,000. The recognition of the deferred tax asset in 2008 will provide a better matching of income tax expense with taxable income in future periods.

(3)    Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 59,296,242 and 59,138,832 weighted average shares outstanding for the quarters ended September 30, 2008 and September 30, 2007 respectively and 59,214,498 and 59,105,871 weighted average shares for the nine months ended September 30, 2008 and September 30, 2007 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share. Dilutive shares outstanding at September 30, 2008 were 2,304,000, related to outstanding options and warrants.

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

(5)     Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. ("Hoactzin") for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Peter E. Salas, the chairman of the Board of Directors of the Company is the controlling person of Hoactzin. Mr. Salas is also the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P. which is the Company's largest shareholder. Under the terms of the Program, Hoactzin was to pay the Company $400,000 for each well in the Program completed as a producing well and $250,000 per drilled well that was non-productive. The terms of Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses. This is referred to as a management fee but, as defined, is in the nature of a net profits interest. The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by

Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Program. The Company accounted for funds received for interests in the Program as an offset to oil and gas properties and no gain or loss was recognized from these transactions.

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

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of well, based on the drilling results of the Program wells and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin reaching the Payout Point has been accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net proceeds it receives from the methane extraction project being developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation, (“MMC”) to the Payout Point. (The methane extraction project is discussed in greater detail below.) Those methane project proceeds when applied should result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Program, pursuant to an additional agreement with the Company was conveyed a 75% net profits interest in the methane extraction project being developed by “MMC” at the Carter Valley landfill owned and operated by BFI Waste Systems of Tennessee, LLC ("BFI") in Church Hill, Tennessee (the "Methane Project"). When the Methane Project comes online, the revenues from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Program. When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

The Company also announced that on September 17, 2007 it entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the purchase price it paid for its interest in the Program (the “Purchase Price”) by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. At the end of the third quarter the amount of net revenues received by Hoactzin from the Program has reduced its obligation for the amount of the funds it had advanced for the Purchase Price from $3,850,000 to $2,145,203. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the American Stock Exchange. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance if any. The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising. In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company. In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 1.3547 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced. Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

Under this exchange agreement, if no proceeds at all were received by Hoactzin through 2009 or in any year thereafter (i.e. a worst-case scenario already impossible in view of the success of the Program), then Hoactzin would have an option to exchange 20% of its interest in the Methane Project in 2010 and each year thereafter for preferred stock with liquidation value of 100% of the Purchase Price (not 135%) convertible at the trailing average price before each year’s issuance of the preferred stock. The maximum number of common shares into which all such preferred stock could be converted cannot be calculated given the formulaic determination of conversion price based on future stock price. However, assuming for purposes of a calculation example only, a uniform stock price of $.75 per share, the preferred stock would be convertible (at investment $3.7 million for eight of ten producing wells) or 4.93 million common shares, approximately 8.35% of the Company’s currently outstanding shares.

However, with the successful results of the Program that the payout of 25% of the Purchase Price has already been reached, therefore no requirement to issue preferred stock will arise in 2010 or any preceding years.

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

(6)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties

	September 30, 2008	December 31, 2007
Oil and gas properties, at cost	$ 28,931,233	$ 18,856,487
Unevaluated properties	3,110,768	3,110,768
Accumulation depreciation, depletion and amortization	(9,657,654)	(8,757,654)
Oil and gas properties, net	$ 22,384,347	$ 13,209,601

The Company recorded $900,000 in depletion expense for the first nine months of 2008 and $825,000 in the first nine months of 2007.

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

(9)     Bank Loan

On December 17, 2007, Citibank assigned the Company’s revolving credit facility with Citibank to Sovereign Bank of Dallas (“Sovereign Bank”). Under our credit facility with Sovereign Bank of Dallas (“Sovereign”), loans and letters of credit will be available to the Company on a revolving basis in an amount not to exceed the lesser of $20 million or the Company’s borrowing base in effect from time to time. The Company’s initial borrowing base with Sovereign was set at $7.0 million, an increase from its borrowing base of $3.3 million with Citibank prior to the assignment.

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

The borrowing base under the Company’s revolving credit facility with Sovereign Bank is currently set at 11 million and will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.

The Company used a portion of the $4.2 million borrowed from Sovereign to pay off the funds it previously borrowed from Citibank. The remaining $900,000 borrowed from Sovereign was used to pay bank fees and attorney fees relating to the assignment in the amount of approximately $75,000.The balance of approximately $825,000 was used to pay a portion of the purchase price of equipment to be utilized in the Methane Project currently under construction in Carter’s Valley, Tennessee by MMC, the Company’s wholly-owned subsidiary. The Company borrowed an additional $500,000 bringing the total to $4.7 million in the second quarter of 2008 to accelerate drilling on its Kansas properties in the second quarter of 2008. On July 1, 2008 the Company borrowed an additional $5.2 million for the Black Diamond purchase for a total as of September 30, 2008 of $9.9 million. See Item 3 for Market Risk disclosure.

(10)     Methane Project

On October 24, 2006 the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”). The Agreement was thereafter assigned to the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) and provides that MMC will purchase all the naturally produced gas stream presently being collected and flared at the municipal solid waste landfill in Carter’s Valley in Church Hill, Tennessee serving the metropolitan area of Kingsport, Tennessee that is owned and operated by BFI. BFI’s facility is located about two miles from the Company’s existing pipeline serving Eastman Chemical Company (“Eastman”). The Company is installing a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased gas stream by volume. The Company is constructing a small diameter pipeline to deliver the extracted methane gas to the Company’s existing pipeline for delivery to Eastman (the “Methane Project”).

MMC has received delivery of all process equipment for the Methane Project, compressors needed to operate the process equipment, and the thermal oxidizer for destruction of byproducts from the methane extraction process. Electrical and utility interconnections are essentially complete on site. It is anticipated that the total costs for the Methane Project including pipeline construction, will total approximately $4.1 million including costs for compression and interstage controls. The costs of the Methane Project have been funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million, (b) cash flow from the Company’s operations in the amount of approximately $1 million and (c) $825,000 of the funds the Company borrowed from its credit facility with Sovereign Bank. The Company anticipates that the remaining balance of the Methane Project costs will be paid from the Company’s cash flow.

The installation of all of Manufactured Methane Corporation’s project equipment and three-mile gas pipeline at Allied Waste’s Carter Valley Landfill in Church Hill, Tennessee is completed as of the date of this Report. The methane extraction process equipment has been inspected by the respective manufacturers’ engineers in preparation for startup of operations. The Company anticipates that after initial startup and calibration of equipment is completed, that the Company will be in the position to commence commercial deliveries of the extracted methane gas stream into the Company’s existing gas pipeline system by December, 2008. Upon commencement of operations, the methane gas produced by the project facilities will be mixed in the Company’s pipeline and delivered and sold to Eastman Chemical Company (“Eastman”) under the terms of the Company’s existing natural gas purchase and sale agreement. At current gas production rates and expected extraction efficiencies, when commercial operations of the Project begin, the Company expects to deliver about 418 MMBtu per day of additional gas to Eastman, which would substantially increase the current volumes of natural gas being delivered to Eastman by the Company from its Swan Creek field. At an assumed sales price of gas of $7 per MMBtu, near the average natural gas price received by the Company in 2007, the anticipated net profits to the Company would be approximately $800,000 per year from the Methane Project based on anticipated volumes and expenses. Initially 75% of the net profits in the Methane Project would be paid to Hoactzin as agreed with the Company and applied to reaching the Payout Point or “flip” point where Hoactzin’s interest in the Drilling Program and the Methane Project are reduced, and the Company’s interests correspondingly increased. The gas supply from the Methane Project is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, currently estimated by BFI to occur between the years 2022 and 2026.

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

(11)   Black Diamond Purchase

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

Kansas

During the first nine months of 2008, the Company sold 165,782 gross barrels of oil from its Kansas Properties that currently comprise 170 producing oil wells. Of the 165,782 gross barrels, 109,494 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first nine months of 2008 of 109,494 net barrels of oil compares to 96,747 barrels sold to the Company’s interest in the first nine months of 2007. The Company’s net revenues from the Kansas properties were $12,115,669 in the first nine months of 2008 compared to $5,831,906 in 2007. This increase was due to an increase in prices for oil to an average of $106.53 in 2008 from an average of $60.28 in 2007 and a 12,747 net barrel increase in sales in 2008. This 12% increase in production is due to a 10% increase on properties owned before the addition of the Riffe field, generated from drilling and polymer work-overs. The three months of production from the newly acquired Riffe Field contributed 2% to the 9 month total.

  Tennessee

During the first nine months of 2008, the Company produced gas from 23 wells in the Swan Creek field, which it primarily sold in Kingsport, Tennessee to Eastman Chemical Company. Natural gas production from the Swan Creek field for the first nine months of 2008 was an average of 234 Mcf per day during that period as compared to 207 Mcf per day in the first nine months of 2007. For the first nine months of 2008, the Company produced 4,247 barrels of oil from the Swan Creek field as compared to 5,729 in the first nine months of 2007.

Comparison of the Quarters Ended September 30, 2008 and 2007.

The Company recognized $5,067,106 in revenues during the third quarter of 2008 compared to $2,375,229 in the third quarter of 2007. The increase in revenues was due to an increase in oil prices in 2008 and a 9,377 net barrel increase in oil sales. Oil prices in the third quarter of 2008 averaged $110.85 per barrel as compared to $69.15 per barrel in the third quarter of 2007. Although the Company’s gross revenues increased substantially, the Company’s net income attributable to common shareholders of $1,562,967 or $0.03 per share of common stock during the third quarter of 2008 was relatively the same as the net income in the third quarter of 2007 to common shareholders of $1,580,662 or $0.03 per share of common stock. This was due to a tax expense of $805,000 for the third quarter of 2008.The Company's operating income was $2,367,967 in 2008 compared to operating income in 2007 of $480,662. The Company recorded a operating loss carry forwards of $1,100,000 in the third quarter of 2007 and recorded non-cash income tax expense of $805,000 for the third quarter net income of 2008.

Production costs and taxes in the third quarter of 2008 increased to $1,472,913 from $990,489 in the third quarter of 2007. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry. These costs have increased with the rise in fuel costs and commodity price increases.

Depreciation, depletion, and amortization expense for the third quarter of 2008 was $552,165 compared to $479,487 in the third quarter of 2007. The depletion has remained consistent even though revenues have increased proportionally to increase in oil prices. The Company increased depletion in 2008 to account for the Black Diamond purchase.

During the third quarter of 2008, general and administrative costs increased to $418,985 from $291,680 in the third quarter of 2007 due to continued administrative growth.

Interest expense increased from $94,014 in 2007 to $214,548 in 2008, due to additional borrowing and an increase in asset retirement obligation due to the Black Diamond purchase.

Comparison of the Nine Months Ended September 30, 2008 and 2007.

The Company recognized $13,006,414 in revenues during the first nine months of 2008 compared to $6,368,068 in the first nine months of 2007. The increase in revenues was due to an increase in oil prices in 2008 and a 12,747 net barrel increase in oil sales. Oil prices in the first nine months of 2008 averaged $106.53 per barrel as compared to $60.28 per barrel in the first nine months of 2007. The Company realized a net income attributable to common shareholders of $8,796,685 or $0.15 per share of common stock during the first nine months of 2008, compared to a net income in the first nine months of 2007 to common shareholders of $1,702,253 or $0.03 per share of common stock. Approximately $3.4 million (38%) of this income was attributable to the net effects of recognizing the Company’s deferred tax assets in 2008. The Company's operating income was $5,414,685 in 2008 compared to operating income in 2007 of $602,253. The Company recorded the remaining net operating loss carry forwards of $5,227,000 in the first quarter of 2008 and recorded non-cash income tax expense of $1,845,000 for the first nine months net income. The Company recorded $1,100,000 in operating loss carry forwards in 2007.

Production costs and taxes in the first nine months of 2008 increased to $4,216,050 from $2,902,595 in the first nine months of 2007. The difference is due to increased workovers to increase production, increased taxes, and overall cost increases of supplies in the industry. These cost have increased due to the rise in fuel costs and commodity price increases.

Depreciation, depletion, and amortization expense for the first nine months of 2008 was $1,491,111 compared to $1,422,845 in the first nine months of 2007. The depletion has remained consistent even though revenues have increased proportionally to price.

During the first nine months of 2008, general and administrative costs increased to $1,228,477 from $989,176 in the first nine months of 2007 due to continued administrative growth.

Interest expense increased from $245,606 in 2007 to $394,652 due to additional borrowing and an increase in asset retirement obligation from the Black Diamond purchase.

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

The Company used a portion of the $4.2 million borrowed from Sovereign to pay off the funds it previously borrowed from Citibank. The remaining $900,000 borrowed from Sovereign was used to pay bank fees and attorney fees relating to the assignment in the amount of approximately $75,000 and the balance of approximately $825,000 was used to pay a portion of the purchase price for equipment to be utilized in the Methane Project currently under construction in Church Hill, Tennessee by MMC, the Company’s wholly-owned subsidiary. The Company borrowed an additional $500,000 in the second quarter of 2008 to accelerate drilling activities on its Kansas Properties.

Effective as of July 1, 2008, the Company purchased from Black Diamond Oil, Inc. an expected 80 barrels per day of oil producing properties and related leases and equipment in Rooks County, Kansas for $5.35 million. The Company has acquired producing oil wells and saltwater disposal wells, equipment, and the underlying working interests in leases comprising what is known as the Riffe field that had been owned by Black Diamond for many years. The purchase price was paid primarily from borrowings under its credit facility with Sovereign Bank and from company cash on hand. Following the purchase, the Company has borrowed a total of $9.9 million under its credit facility with Soverign Bank.

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

     The borrowing base under the Company’s revolving credit facility with Sovereign Bank will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices. Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lenders' inability to agree to an adequate borrowing base or adverse changes in the lenders' practices regarding estimation of reserves. If cash flow from operations or the

Company’s borrowing base decrease for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected. As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base under the Company’s Sovereign Bank revolving credit facility is reduced, it would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank. As of September 30, 2008 the Company’s current borrowing base is set at $11 million dollars of which $9.9 million has been drawn down by the Company.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $49.05 per barrel to a high of $89.18 per barrel during 2007 to an average of $106.53 in 2008. Gas price realizations ranged from a monthly low of $5.43 per Mcf to a monthly high of $7.59 per Mcf during the same period. The Company did not enter into any hedging agreements in 2008 or 2007 to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

At September 30, 2008, the Company had debt outstanding of $10,058,114 including, as of that date, $9,900,000 owed on its credit facility with Sovereign Bank. The interest rate on the Sovereign credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s debt owed to other parties of $158,114 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2007 fluctuated based on short-term interest rates on approximately 96% of its total debt outstanding at December 31, 2007. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Sovereign Credit facility would be approximately $25,273, assuming borrowed amounts under the Sovereign credit facility remained at the same amount owed as of December 31, 2007. The Company did not have any open derivative contracts relating to interest rates at December 31, 2007 or for 2008.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2008, the Company issued 148,820 unregistered and restricted shares of its common stock pursuant to the exercise of warrants issued by the Company to members of the plaintiff class as part of the settlement of the action entitled Paul Miller v. M. E. Ratliff and Tengasco, Inc., United States District Court for the Eastern District of Tennessee, Knoxville, Docket Number 3:02-CV-644. Those warrants were exercisable for a period of three years from date of issue at $0.45 per share and the warrants themselves are exempt from registration pursuant to Section 3(a) (10) of the Securities Act of 1933. These warrants expired on September 12, 2008.

ITEM 5. OTHER INFORMATION

The installation of all of Manufactured Methane Corporation’s project equipment and three-mile gas pipeline at the Carter Valley Landfill in Church Hill, Tennessee is completed as of the date of this Report. The methane extraction process equipment has been inspected by the respective manufacturers’ engineers in preparation for startup of operations. The Company anticipates that after initial startup and calibration of equipment is completed, that the Company will be in the position to commence commercial deliveries of the extracted methane gas stream into the Company’s existing gas pipeline system by December, 2008. In the third quarter the Company drilled four wells, while weather and rig availability pushed the drilling of some locations into the fourth quarter. The first of these four wells was the Albers #1 wildcat discovery well drilled in early July that started producing on July 29th, 2008 and has produced 4000 barrels to date a 42 barrels of oil per day average through November 1st. The second well, the McClure, was a wildcat well drilled in Rooks County that was a dry hole. The third well, the Verveka C #1 is a water disposal well drilled to handle the water being produced in our ongoing drilling program targeting the Verveka lease. This general area contains many future locations and establishing water management was critical to allow future development. For example, an offset well, the Verveka B #1 drilled earlier this year, has produced 1375 barrels and needs access to a water disposal location. However, after the Company treated it with polymers, the Verveka B #1 has seen decreased water production, and in the first 4 days of production after the polymer treatment has produced more than 450 barrels of oil. The fourth well drilled was the Zerger #1, another offset to the Verveka Lease. Production of this well is being held up waiting on final clearance to use the Verveka C #1 disposal well. The company has more than 15 future locations in this area of focus that will be the target of a significant portion of the near future drilling sites. In October 2008, the Company returned to Trego County to drill the Albers A #1 as an offset to the original Albers well. The new well has tested productively and this will be completed soon.

The Riffe field production that was purchased in July, has yielded immediate benefits to the Company’s production levels. We purchased these properties when they were producing about 80 barrels per day. We have performed two polymer treatments on existing Riffe field wells, and are completing a third one. As a result, current production from the Riffe field properties has increased to approximately 135 barrels per day average for October, and at the time of this release the Riffe field was producing over 185 barrels per day on the strength of another polymer application. All in all this leaves our gross oil production rate the first week of November well above 800 barrels per day.

During the third quarter the Company worked toward completion of the Company’s methane extraction process at the Carter Valley landfill in Hawkins County, Tennessee. As of November 1, 2008 the plant equipment installation and the three mile gas pipeline connection to our existing line are complete. The Company is now in initial testing and calibration for startup and expects that commercial deliveries of methane should begin in early December 2008. These gas volumes will supplement the Company’s gas production from the Swan Creek field and it is anticipated that this project will approximately double our current daily production volumes of gas.”

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

Dated: November 10, 2008

TENGASCO, INC.

     By: s/ Jeffrey R. Bailey
     Jeffrey R. Bailey
     Chief Executive Officer

     By: s/ Mark A. Ruth
     Mark A. Ruth
     Chief Financial Officer

Exhibit 31.1 CERTIFICATION

I, Jeffrey R. Bailey, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September, 2008.
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

Dated: November 10, 2008

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

Exhibit 31.2      CERTIFICATION

I, Mark A. Ruth, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September30, 2008.

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

Dated: November 10, 2008

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:
        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

      Dated: November 10, 2008

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:
        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

      Dated: November 10, 2008

By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer