Form 10-Q
period 2009-03-31
TENGASCO INC
filed 2009-05-11
CIK 1001614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

Large accelerated filer_____ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer__x__ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,360,661 common shares at May 6, 2009.

TENGASCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
	ITEM 1. FINANCIAL STATEMENTS

	* Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3-4

	* Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	5

	* Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009	6

	* Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	7

	* Notes to Condensed Consolidated Financial Statements	8-18

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-21

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21-23

	ITEM 4. CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	24
	ITEM 5. OTHER INFORMATION	24

	ITEM 6. EXHIBITS	24

	* SIGNATURES	25

	* CERTIFICATIONS	26-29

2

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008

Assets

Current
Cash and cash equivalents	$ 457,527	$ 244,758
Accounts receivable	689,348	1,104,257
Participant receivables	16,318	24,607
Inventory	498,669	475,640
Other current assets	11,056	11,056

Total current assets	1,672,918	1,860,318

Restricted Cash	120,500	120,500
Loan Fees	176,504	201,719

Oil and gas properties, net (on the basis of full cost accounting)	13,908,772	14,141,698

Pipeline facilities, net	12,247,092	12,379,642

Other property and equipment, net	284,401	285,075

Deferred Tax Asset	9,100,880	9,100,880

Methane Project	4,448,542	4,356,775

	$ 41,959,609	$ 42,446,607

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009 (Unaudited)	December 31, 2008

Current liabilities
Current maturities of long-term debt	$74,600	$ 74,877
Accounts payable	690,552	701,086
Other accrued liabilities	442,732	437,199

Total current liabilities	1,207,884	1,213,162

Asset retirement obligation	628,727	655,727

Deferred Conveyance Oil & Gas Properties	975,764	1,097,165
Prepaid Revenues	853,000	853,000
Long -term debt, less current maturities	10,049,424	10,052,023

Total liabilities	13,714,799	13,871,077

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,350,661 shares issued and outstanding	59,351	59,351
Additional paid-in capital	55,063,237	54,992,327
Accumulated deficit	(26,877,778)	(26,476,148)

Total stockholders’ equity	28,244,810	28,575,530
	$41,959,609	$ 42,446,607

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Revenues and other income
Oil and gas revenues	$1,898,027	$ 3,295,069
Pipeline transportation revenues	1,335	2,745
Interest income	339	7,906

Total revenues and other income	1,899,701	3,305,720

Costs and expenses
Production costs and taxes	1,063,932	1,335,021
Depreciation, depletion and amortization	475,648	465,300
General and administrative	428,209	397,607
Interest expense	154,278	107,888
Public relations	15,784	17,265
Professional fees	163,480	97,628
Total costs and expenses	2,301,331	2,420,709

Net Income(Loss) From Operations	$(401,630)	$ 885,011

Deferred Tax Benefit	-	5,227,000
Income Tax Expense	-	(300,000)

Net Income/Loss	(401,630)	$ 5,812,011

Net Income/ Loss per share Basic and diluted:	(.01)	.10

Shares used in computing Earnings per share
Basic	59,350,661	59,156,805
Diluted	59,350,661	60,943,853

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2008	59,350,661	$ 59,351	$ 54,992,327	$ (26,476,148)	$ 28,575,530

Net Loss	-	-	-	(401,630)	(401,630)

Options & Compensation Expense	-	-	70,910	-	70,910

Balance March 31, 2009 (Unaudited)	59,350,661	$ 59,351	$ 55,063,237	$ (26,877,778)	$ 28,244,810

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Operating activities
Net Loss /Income	$(401,630)	$5,812,011
Adjustments to reconcile net loss/income to net cash used in operating activities:
Depreciation, depletion and amortization	475,648	465,300
Accretion on asset retirement obligation	(27,000)	34,884
Compensation and services paid in stock options	70,910	33,322
Deferred tax benefit	-	(4,927,000)
Changes in assets and liabilities:
Accounts receivable	414,909	(362,918)
Participant receivables	8,289	33,248
Inventory	(23,029)	2,878
Accounts payable	(10,534)	533,546
Accrued interest payable	-	(10,005)
Other accrued liabilities	5,533	(46,040)
Settlement on asset retirement obligation	-	(1,457)
Net cash provided by operating activities	513,096	1,567,769

Investing activities
Additions to pipeline facilities	(3,450)	-
Additions to other property & equipment	(38,759)	(39,615)
Additions to oil and gas properties	(163,474)	(1,410,134)
Additions to methane project	(91,767)	(1,425,238)

Net cash (used in) investing activities	(297,450)	(2,874,987)

Financing activities
Proceeds from borrowings	38,759	39,615
Repayments of borrowings	(41,636)	(40,499)
Loan fees	-	(14,889)
Proceeds from exercise of warrants & options	-	810
Net cash (used in) financing activities	(2,877)	(14,963)

Net change in cash and cash equivalents	212,769	(1,322,181)

Cash and cash equivalents, beginning of period	244,758	2,226,839
Cash and cash equivalents, end of period	$457,527	$904,658

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Income Taxes

The Company accounts for income taxes using the “asset and liability method.” Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets arise primarily from net operating loss carry-forwards and ceiling test write down. Management evaluates the likelihood of realization for such assets at year-end providing a valuation allowance for any such amounts not likely to be recovered in future periods. The Company currently has a net operating loss carry forward of $15.6 million.

As of December 31, 2008, the Company also had a deferred tax asset totaling $3.9 million related to the ceiling test write down of $11.6 million. This deferred tax asset arose from differences between the financial statement carrying value of the Company’s oil and gas properties, and its respective income tax basis (temporary differences) in the future based on the reduced depletion expense from the ceiling test write down. To assess the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of this deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has determined that it is more likely than not that all of this deferred tax asset will be realized. The $3.9 million deferred tax asset related to the ceiling test write down is in addition to the deferred tax assets resulting from the Company’s net operating loss carry-forwards.

The total deferred tax asset at March 31, 2009 is $9,100,880

(3)	Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 59,350,661 and 59,156,805 weighted average shares outstanding for the quarters ended March 31, 2009, and March 31, 2008, respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for March 31, 2008. Dilutive shares outstanding at March 31, 2009 were 2,244,000, related to outstanding options. These shares were not included in the Earnings Per Share for the first quarter of 2009 as they were anti-dilutive.

(4)	Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The final rules are effective for fiscal years ending on or after December 31, 2009. The Company has adopted the rule effective January 1, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. Adoption of this statement did not have a material impact on the Company’s financial condition, results of operations and cash flows.

(5)	Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the

“Ten Well Program”). Under the terms of the Ten Well Program, Hoactzin was to pay the Company $400,000 for each well in the Ten Well Program completed as a producing well and $250,000 for each well drilled that was non-productive. The terms of the Ten Well Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses. This is referred to as a management fee but, defined, is in the nature of a net profits interest. The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program. The Company accounted for funds received for interests in the Ten Well Program as an offset to oil and gas properties and no gain or loss was recognized from these transactions.

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

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of well, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point has been accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net proceeds it receives from a methane extraction project discussed below being developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation, (“MMC”) to the Payout Point. Those methane project proceeds when applied should result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells.

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

On September 17, 2007, the Company also entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By March 31, 2009 the amount of net revenues received by Hoactzin from the Ten WellProgram has reduced the Company’s obligation to Hoaztzin for the amount of the funds it had advanced for the Purchase Price from $3,850,000 to $1,828,764. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the American Stock Exchange. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance if any. The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising. In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company. In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 1.3547 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced. Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

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

However, revenues from the Ten Well Program have already resulted in 52% of the Purchase Price having already been reached. Accordingly, it is not likely that any requirement to issue preferred stock will arise in 2010 or any succeeding years.

(6.) Deferred Conveyance/Prepaid Revenues

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

The Company has established separate deferred conveyance and prepaid revenue accounts for the Ten Well Program and the Methane Project. Release of the deferred amounts to the Ten Well Program will be made as proceeds are actually distributed to Hoactzin. Release will be made on the respective proceeds only as to each project until either one or both satisfy the threshold amount that removes the contingent equity exchange option. All releases for periods through December 31, 2008 are to the Ten Well Program as the Methane Project was not scheduled to go online until late in 2008 and gas revenues would first be received in 2009. The prepaid revenues will be released using the units of production method when the Methane Project comes online in 2009.

The impact of the Hoactzin Agreement through December 31, 2008 is as follows. Of the $3,850,000 Purchase Price invested by Hoactzin in September 2007, a total of $120,058 was paid to Hoactzin by December 31, 2007 attributable to the production of 1,403 barrels of oil in 2007 attributable to Hoactzin’s interest. All proceeds paid to Hoactzin in 2008 were from Hoactzin’s interest in the Ten Well Program oil wells. The volume that is attributable to Hoactzin’s interest is 19,438 barrels for the yearly production through December 31, 2008 for a total of $1,779,777 in 2008.The reserve information for the parties’ respective Ten Well Program interests during calendar year 2008 are indicated in the table below. These calculations were made using the 2008 year-end price of $34.04 per barrel, as required by SEC regulations. It should be noted that the table reflects only the reserve valuations based on the fact that in 2008 only the Program wells were contributing to reaching the point when the Company receives a larger portion of the production, sometimes referred to as the “flip point.” Hoactzin paid a total Purchase Price of $3,850,000 for its interest in the Ten Well Program resulting in the Payout Point or “flip point” being determined as $5,215,595. In fact, when the Methane Project contributes to the Payout Point being reached, this will accelerate that Payout Point being reached. Thus the Company’s reserves attributable to its interests will increase from those listed in this table because of the contribution made by Methane Project proceeds toward reaching the Payout Point when the Company’s interest in production increases.   This fact does not consider the additional but separate effect of price changes for both oil and for gas, which will also affect the annual determination of reserve values.

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

Hoactzin has a similar option each year after 2010 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year 2011 is not reduced 20% further by the end of that year. As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both. From inception of the project through December 31, 2009, the Company projects that the original $3.85 million Purchase Price will be reduced by 76% to $924,000. For the year ending December 31, 2010, the amount is projected to be reduced to $0. As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests. These projections are based upon expected production levels from the oil wells in the Ten Well Program and an estimated 400 Mcf/day production from the Methane Project using $40 oil prices and a $5 per Mcf gas sales price net of operating expenses. The projection will vary with the actual oil and gas prices, production volumes, and expenses experienced in 2009 and 2010. Based on these projections the Company considers that it is a remote contingency that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the deferred conveyance liability and the prepaid revenue account for both the Ten

Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount. In the event of the termination of the option to convert into preferred stock because the $3.85 million has been repaid from the Ten Well Program or Methane Project or both, the applicable oil and gas properties will be deemed to have been fully conveyed to Hoactzin and the Ten Well Program account, will be credited and the liability will be removed, as at this time the price received for the program will be fixed and determinable. Under this circumstance, the prepaid revenue account would continue to be released under the units of production method.

(7)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties

	March 31, 2009	December 31, 2008
Oil and gas properties, at cost	$ 23,072,944	$ 23,030,870
Unevaluated properties	1,242,566	1,242,566
Accumulated depreciation	(10,406,738)	(10,131,738)
Oil and gas properties, net	$ 13,908,772	$ 14,141,698

The Company recorded $275,000 in depletion expense for the first three months of 2009 and $275,000 in the first three months of 2008.

(8)	Asset Retirement Obligation

The Company follows the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 8%, an estimated useful life of wells ranging from 30-40 years and an estimated plugging and abandonment cost of $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

(9)	Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(10)	Bank Loan

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

On February 5, 2009 the Company amended its credit facility with Sovereign to provide for a monthly reduction of the Bank’s commitment by $150,000 per month for the five month period of February through June 2009.  This commitment reduction is not a cash payment obligation of the Company but has the effect of reducing the Company’s available borrowing base in monthly increments of $150,000 so that by June 2009 the Company’s available borrowing base under the Sovereign facility will be reduced by $750,000 from $11.0 million to $10.25 million.  The Company’s borrowing base will be redetermined at the next regularly scheduled borrowing base review on June 15, 2009.   At that time, the borrowing base is subject to be redetermined according to the parameters established by Sovereign and applied to all of its borrowers.

(11)	Methane Project

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”), an affiliate of Allied Waste Industries (“Allied”). In 2008 Allied merged into Republic Services, Inc. (“Republic”). The Agreement was thereafter assigned to the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), and provides that MMC will purchase all the naturally produced gas stream presently being collected and flared at the municipal solid waste landfill in Carter Valley serving the metropolitan area of Kingsport, Tennessee that is owned and operated by Republic in Church Hill, Tennessee. Republic’s facility is located about two miles from the Company’s existing pipeline serving Eastman Chemical Company (“Eastman”). The Company has installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased gas stream by volume. The Company has constructed a small diameter pipeline to deliver the extracted methane gas to the Company’s existing pipeline for delivery to Eastman (the “Methane Project”).

The total cost for the Methane Project including pipeline construction, was approximately $4.5 million including costs for compression and interstage controls. The costs of the Methane Project were funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Ten Well Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million (b) cash flow from the Company’s operations and (c) $825,000 of the funds the Company borrowed from its credit facility with Sovereign Bank. Commercial deliveries of gas will begin when the equipment is fully tested and emission permits are obtained. Upon commencement of operations, it is anticipated that the methane gas produced by the project facilities will be mixed in the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s existing natural gas purchase and sale agreement with Eastman. At current gas production rates and expected extraction efficiencies, when commercial operations of the Project begin, the Company initially estimated it would deliver about 418 MCF per day of additional gas to Eastman, which would substantially increase the current volumes of natural gas being delivered to Eastman by the Company from its Swan Creek field. The gas supply from this project is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, currently estimated by Republic to occur between the years 2022 and 2026.

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

Prior to declaring startup of commercial operations on April 1, 2009, MMC continued to fully integrate the gas supply from the landfill with the operations of the methane extraction equipment to maximize quality and quantity of the gas produced and to enable continuous daily production from the facility.  To date of this report, MMC has produced approximately 2,200,000 cubic feet of methane gas that was extracted from the landfill gas.  The produced methane was mixed with the natural gas produced from the Company’s Swan Creek field and delivered to Eastman through the new 2.5 mile pipeline built from the landfill to connect with the Company’s existing 65-mile natural gas pipeline.

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

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. The revenues from the Methane Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program. When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest. The Company believes that the application of revenues from the methane project to reach the Payout Point could accelerate reaching the Payout Point. As stated above, the Purchase Price paid by Hoactzin for its interest in the Program exceeded the Company’s anticipated and actual costs of drilling the ten wells in the Program. Those excess funds provided by Hoactzin were used to pay for approximately $1,000,000 of equipment required for the Methane Project, or about 25% of the Project’s capital costs. The availability of the funds provided by Hoactzin eliminated the need for the Company to borrow those funds, to have to pay interest to any lending institution making such loans or to dedicate Company revenues or revenues from the Methane Project to pay such debt service. Accordingly, the grant of a 7.5% interest in the Methane Project to Hoactzin was negotiated by the Company as a favorable element to the Company of the overall transaction.

(12) Black Diamond Purchase

Effective as of July 1, 2008, the Company purchased from Black Diamond Oil, Inc. an expected 80 barrels per day of oil producing properties and related leases and equipment in Rooks County, Kansas for $5.35 million. The Company has acquired producing oil wells and saltwater disposal wells, equipment, and the underlying working interests in leases comprising what is known as the Riffe field that had been owned by Black Diamond for many years. The purchase price was paid primarily from borrowings under its credit facility with Sovereign Bank and from cash on hand. Following the purchase, the Company has borrowed a total of $9.9 million under our credit facility.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2009, the Company sold 66,436 gross barrels of oil from its Kansas Properties comprised of 184 producing oil wells. Of the 66,436 gross barrels, 47,835 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first three months of 2009 of 47,835 net barrels of oil compares to 34,764 barrels sold to the Company’s interest in the first three months of 2008. The Company’s net revenues from the Kansas properties were $1,709,604 in the first three months of 2009 compared to $3,080,721 in 2008. This decrease was due to a drop in oil proces from an average of $35.74 in 2009 to an average of $91.36 in 2008 partially offset by a 13,071 net barrel increase in sales in 2009. The Company’s sales from Tennessee included $24,023 from oil sales, $45,766 from Swan Creek gas sales and $23,970 from Manufactured Methane sales.

Comparison of the Quarters Ended March 31, 2009 and 2008.

The Company recognized $1,899,701 in revenues from its Kansas Properties and the Swan Creek field during the first quarter of 2009 compared to $3,305,720 in the first quarter of 2008. The decrease in revenues was due to an decrease in oil prices in 2009 and partially offset by a 13,071 net barrel increase in oil sales. Oil prices in the first quarter of 2009 averaged $35.74 per barrel as compared to $91.36 per barrel in the first quarter of 2008. The Company realized a net loss attributable to common shareholders of $(401,030) or $(0.01) per share of common stock during the first quarter of 2009, compared to a net income in the first quarter of 2008 to common shareholders of $5,812,011 or $0.10 per share of common stock. In the first quarter of 2009, the Company had an operating loss of ($401,630) compared to operating income of $885,011 in the first quarter of 2008. The Company recorded the remaining net operating loss carry forwards of $5,227,000 in the first quarter of 2008 and recorded income tax expense of $300,000 for the first quarter net income. This resulted in an .08 per share net income. Production costs and taxes in the first quarter of 2009 decreased to $1,063,932 from $1,335,021 in the first quarter of 2008. The difference is due to a decrease in workovers of wells in the first quarter of 2009 due to the lower oil prices.

Depreciation, depletion, and amortization expense for the first quarter of 2009 was $475,648 compared to $465,300 in the first quarter of 2008.

During the first quarter of 2009, general and administrative costs increased to $428,209 from $397,607 in the first quarter of 2008.

Professional fees in the first quarter of 2009 were $163,480 compared to $97,628 in the same period in 2008. The increase is due primarily to the services performed in connection with the audit of the Company’s internal controls. Interest expense for the first quarter of 2009 increased to $154,278 from $107,888 in the first quarter of 2008. The increase relates to the Sovereign loan.

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

On June 2, 2008, the Company entered into an amendment to its credit facility with Sovereign whereby the Company’s borrowing base was increased by the Bank as a result of its review of the Company’s currently owned producing properties.  The borrowing base was raised to $11 million effective June 2, 2008.  The Company has previously utilized about $4.2 million of the facility, leaving approximately $6.8 million available for use by the Company upon this borrowing base increase.  The Company used $5.35 million of the then available $6.8 million for the purchase of the Riffe Field properties in Kansas.  The total borrowing by the Company under the facility as of the date of this Report is $9.9 million.

Effective February 5, 2009, the Company amended its credit facility with Sovereign to provide for a monthly reduction of the Bank’s commitment by $150,000 per month for the five month period of February through June 2008.  This commitment reduction is not a cash payment obligation of the Company but has the effect of reducing the Company’s available borrowing base in monthly increments of $150,000 so that by June 2009 the Company’s available borrowing base under the Sovereign facility will be reduced by $750,000 from $11.0 million to $10.25 million.  The Company’s borrowing base will be reviewed at the next regularly scheduled borrowing base review on June 15, 2009.   At that time, the borrowing base is subject to be redetermined according to the parameters established by Sovereign and applied to all of its borrowers.

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. However, costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center.

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

Asset Retirement Obligations

The Company is required to record the effects of contractual or other legal obligations on well abandonments for capping and plugging wells. Management periodically reviews the estimate of the timing of the wells’ closure as well as the estimated closing costs, discounted at the credit adjusted risk free rate of 8%. Quarterly, management accretes the 8% discount into the liability and makes other adjustments to the liability for well retirements incurred during the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company’s Borrowing Base under its

Credit Facility may be reduced by Sovereign Bank.

The borrowing base under the Company’s revolving credit facility with Sovereign Bank will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices. Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lenders' inability to agree to an adequate borrowing base or adverse changes in the lenders' practices regarding estimation of reserves. If cash flow from operations or the

Company’s borrowing base decrease for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected. As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base under the Company’s Sovereign Bank revolving credit facility is reduced, it would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank. As of March 31, 2009, the Company’s current borrowing base is set at 10.7 million dollars of which 9.9 million has been drawn down by the Company. The Company's next periodic borrrowing base review is scheduled to occur on June 15, 2009.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $31.69 per barrel to a high of $127.29 per barrel during 2008 and $35.74 for 2009. Gas price realizations ranged from a monthly low of $6.47 per Mcf to a monthly high of $13.21 per Mcf during the same period. The Company did not enter into any hedging agreements in the first quarter of 2009 or 2008 to limit exposure to oil and gas price fluctuations.

Interest Rate Risk

At March 31, 2009, the Company had debt outstanding of $10,124,024 including, as of that date, $9,900,000 owed on its credit facility with Sovereign Bank. The interest rate on the Sovereign credit facility is variable at a rate equal to LIBOR plus 2.5%. The Company’s debt owed to other parties of $224,024 has fixed interest rates ranging from 5.5% to 8.25%. As a result, the Company's annual interest costs in 2008 fluctuated based on short-term interest rates on approximately 98% of its total debt. The impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Sovereign Credit facility would be approximately $59,400 assuming borrowed amounts under the Sovereign credit facility remained at the same amount owed as of December 31, 2008. The Company did not have any open derivative contracts relating to interest rates at December 31, 2008 or March 31, 2009.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the period covered by this report, there have been no changes to the Company’s system of internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The Company’s subsidiary Manufactured Methane Corporation, (“MMC”) initiated startup of commercial operations as of April 1, 2009 at its Carter Valley, Tennessee methane gas extraction plant located at a landfill owned by Republic Services, Inc. During the month of April, the facility produced and sold 14,057,000 cubic feet of methane gas and was online about 91% of the calendar month. System maintenance and landfill supply adjustments accounted for the remainder of the time. On May 1, 2009, Eastman advised MMC that it was temporarily suspending deliveries of the methane gas stream pending approval by the federal Environmental Protection Agency (EPA) of Eastman’s petition for inclusion of treated methane gas as natural gas within the meaning of the EPA’s continuous emission monitoring rules applicable to Eastman’s large boilers during the annual “smog season” beginning May 1 of each year. Although Eastman had begun seeking this approval in February, 2009, with the assistance of the Air Quality department of the Tennessee Department of Environment and Conservation, the EPA had not acted by May 1. Eastman has furnished to the EPA information provided by MMC that establishes that the methane gas stream is better fuel under the rule standards than even “natural” gas, which is technically described to include gas being “found in geologic formations beneath the earth’s surface”. Methane sales to Eastman will resume upon EPA’s formal approval of Eastman’s petition or expansion of the regulatory definition, or both. We anticipate the approval will be issued promptly in view of the EPA’s own established agency initiative, the Landfill Methane Outreach Program, which is intended to encourage beneficial use of the methane component of raw landfill gas. In the event approval is not received in the reasonably near future, MMC will seek alternative markets for the methane gas stream, which markets we anticipate will be readily available.

ITEM 6.	EXHIBITS

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

24

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: May 11, 2009

TENGASCO, INC.

By: s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/ Mark A. Ruth
Mark A. Ruth
Chief Financial Officer

25

Exhibit 31.1	CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2009.

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

Dated: May 11, 2009

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey

Chief Executive Officer

Exhibit 31.2	CERTIFICATION

I, Mark A. Ruth, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter March 31, 2009.

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

Dated: May 11, 2009

By: s/ Mark A. Ruth

Mark A. Ruth
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 11, 2009

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 11, 2009

By: s/Mark A. Ruth Mark A. Ruth Chief Financial Officer