Form 10-Q
period 2009-09-30
TENGASCO INC
filed 2009-11-09
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  59,560,661 common shares at   November 2, 2009

TENGASCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2009 (unaudited	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$508	$ 245
Accounts receivables	1,026	1,104
Participants receivables	22	24
Inventory	520	476
Other current assets	10	10-
Total current assets	2,086	1,859

Restricted cash	121	121
Loan fees	146	202
Oil and gas properties, net (full cost accounting method)	13,356	14,142
Pipeline facilities, net	12,200	12,380
Other property and equipment, net	353	285
Deferred tax asset	9,101	9,101
Methane project	4,541	4,357

Total assets	$41,904	$42,447

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2009 (unaudited	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$130	$ 75
Accounts payable	844	701
Other accrued liabilities	375	437
Unrealized derivative liability	157	-
Total current liabilities	1,506	1,213

Asset retirement obligation	602	656
Prepaid Revenues	853	853
Long term debt, less current maturities	10,073	10,052
Unrealized derivative liability	405	-

Total liabilities	14,097	13,871

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,360,661 and 59,350,661 shares issued and outstanding	59	59
Additional paid-in capital	55,155	54,993
Accumulated deficit	(27,407)	(26,476)
Total stockholders’ equity	27,807	28,576

Total liabilities and stockholders’ equity	$41,904	$42,447

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands, except per share and share data)	2009	2008	2009	2008
Revenues and other income
Oil and gas revenues	$ 2,584	$ 5,059	$ 6,834	$ 12,981
Pipeline transportation revenues	1	3	5	9
Interest income	-	5	1	17

Total revenues and other income	2,585	5,067	6,840	13,006

Cost and other deductions
Production costs and taxes	1,352	1,473	3,726	4,216
Depletion, depreciation and amortization	459	552	1,418	1,491
Interest expense	166	214	475	395
General and administrative cost	470	419	1,304	1,228
Public relations	1	2	42	40
Professional fees	24	39	244	221
Total cost and other deductions	2,472	2,699	7,209	7,591

Income (loss) From Operations	113	2,368	(369)	5,415

Deferred Tax Benefit	-	-	-	5,227
Income Tax Expense	-	(805)	-	(1,845)
Unrealized gain(loss) on derivatives	(562)	-	(562)	-

Net income (loss	$ (449)	$ 1,563	$ (931)	$ 8,797

Net income (loss) per share

Operations Basic	$ (0.01)	$ 0.03	$ (0.02)	$ (0.15)
Operations Diluted	$ (0.01)	$ 0.03	$ (0.02)	$ (0.14)
Shares used in computing Earnings Per Share
Basic	59,360,661	59,296,242	59,356,412	59,214,498
Diluted	59,360,661	61,600,242	59,356,412	61,518,498

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
(in thousands, except per share and share data
Balance at December 31,2008	59,350,661	$ 59	$ 54,993	$ (26,476)	$ 28,576

Net Loss	-	-	-	(931)	(931)

Options & Compensation Expense	-	-	159	-	159

Shares Issued for Exercise of Options	10,000	-	3	-	3

Balance September 30, 2009	59,360,661	$ 59	$ 55,155	$ (27,407)	$ 27,807

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2009	2008

Operating activities
Net Income	$ (931)	$ 8,797
Adjustments to reconcile net income to net cash Provided by operating activities:
Depletion, depreciation, and amortization	1,418	1,491
Accretion on asset retirement obligation	(54)	99
(Gain)/loss on sale of vehicles/equipment	-	-
Compensation and services paid in stock options	159	171
Deferred tax benefit	-	(3,382)
Unrealized gain (loss) on derivatives	562	-
Changes in assets and liabilities:
Accounts receivable	78	(1,074)
Participant receivables	2	35
Inventory	(44)	(72)
Accounts payable	143	(28)
Accrued liabilities	(62)	293
Settlement on asset retirement obligations	-	(24)
Net cash provided by operating activities	1,271	6,306

Investing activities
Additions to other property & equipment	-	(66)
Net additions to oil and gas properties	(478)	(10,075)
Additions to Methane project	(184)	(2,695)
Net cash used in investing activities	(890)	(12,839)

Financing activities
Proceeds from exercise of options/warrants	3	72
Proceeds from borrowings	-	5,765
Loan fees	-	(69)
Net cash provided by (used in) financing activities	(118)	5,687

Net change in cash and cash equivalents	263	(846)
Cash and cash equivalents, beginning of period	245	2,227
Cash and cash equivalents, end of period	$ 508	$ 1,381

Supplemental cash flow information:
Interest paid	$ 475	$ 295
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 197	-

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of December 31, 2008, the Company also had a deferred tax asset totaling $3.9 million related to a ceiling test write-down of $11.6 million.  This deferred tax asset arose from differences between the financial statement carrying value of the Company’s oil and gas properties and their respective income tax bases (temporary differences) after taking into consideration the reduced depletion expense from the ceiling test write down.  To assess the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of this deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.   Management has determined that it is more likely than not that all of this deferred tax asset will be realized.  The $3.9 million deferred tax asset related to the ceiling test write-down is in addition to the deferred tax assets resulting from the Company’s net operating loss carry-forwards. The total deferred tax asset at September 30, 2009 is $9.1 million.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Earnings per Share

In accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share, basic income per share is based on 59,360,661 and 59,296,242 weighted average shares outstanding for the quarters ended September 30, 2009, and September 30, 2008, respectively and 59,356,412 and 59,214,498 for the nine months ended September 30, 2009 and September 30, 2008 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the three and nine months ended September 30, 2008. Dilutive shares outstanding at September 30, 2009 were 2,234,000, related to outstanding options. These shares were not included in the Earnings Per Share for the first nine months of 2009 as they were anti-dilutive.

(4)    Recent Accounting Pronouncements

In July of 2009, the FASB issued FASB ASC 855-10-50, Subsequent Events which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of the financial statements. The final rules were effective for interim and annual periods issued after June 15, 2009. The Company has adopted the policy effective September, 2009.There was no material effect on the Company’s consolidated financial statements as a result of the adoption.

In June of 2009, the FASB issued FASB ASC 105, Codification which establishes FASB Codification as the source of authoritative generally accepted accounting pronouncements (GAAP) recognized by the FASB to be applied by nongovernmental entities. The final rule was effective for interim and annual periods issued after September 15, 2009. The Company has adopted the policy effective September 30, 2009. There was no material effect on the presentation of the Company’s consolidated financial statements as a result of the adoption of ASC 105.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, require reporting oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  January 1, 2010 The Company will adopt the rule and reflect these changes on the Company’s audited

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 financial statements for the year ended December 31,2009. At this time the Company is still considering the effects, if any, on its financial statements as a result of the adoption of Release No. 33-8995.

In September 2006, the FASB ASC 820, “Fair Value Measurements”, which applies under most other accounting pronouncements that require or permit fair value measurements. FASB ASC 820 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. FASB ASC 820 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. The Company adopted FASB ASC 820 effective January 1, 2008. Adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, and cash flows.

(5)     Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Ten Well Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also the sole shareholder and controlling person of Dolphin Management, Inc. the general partner of Dolphin Offshore Partners, L.P., which is the Company’s largest shareholder. Carlos P. Salas, a director of the Company, has an interest in Hoactzin but is not a controlling person of Hoactzin. Under the terms of the Ten Well Program, Hoactzin was to pay the Company $.4 million for each well in the Ten Well Program completed as a producing well and $.25 million for each well drilled that was non-productive. The terms of the Ten Well Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 90 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of well, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point has been accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net proceeds it receives from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation, (“MMC”) to the Payout Point. Those methane project proceeds when applied should result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells.On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to an additional agreement with the Company was conveyed a 75% net profits interest in the methane extraction project developed by “MMC” at the Carter Valley landfill owned and operated by Republic Services in Church Hill, Tennessee (the "Methane Project"). Revenues from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By September 30, 2009 the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoaztzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $1.51 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the American Stock Exchange. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company. In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 1.3547 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced.  Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

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
However, revenues from the Ten Well Program have resulted in 61% of the Purchase Price having already been reached. Accordingly, it is highly unlikely that any requirement to issue preferred stock will arise in 2010 or any succeeding years.

(6)  Deferred Conveyance/Prepaid Revenues

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

         To reflect the deferred conveyance , the Company has allocated $0.9 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  The Ten Well Program at inception was $2.95 million and the prepaid revenues were $0.9 million.

The Company has established separate deferred conveyance and prepaid revenue accounts for the Ten Well Program and the Methane Project.  Release of the deferred

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 amounts to the Ten Well Program will be made as proceeds are actually distributed to Hoactzin.  Release will be made on the respective proceeds only as to each project until either one or both satisfy the threshold amount that removes the contingent equity exchange option.  All releases for periods through December 31, 2008 are to the Ten Well Program as the Methane Project was not online until and gas revenues were first received in 2009. The prepaid revenues will be released using the units of production method.

The impact of the Hoactzin Agreement through December 31, 2008 is as follows. Of the $3.85 million Purchase Price invested by Hoactzin in September 2007, a total of $0.12 million was paid to Hoactzin by December 31, 2007 attributable to the production of 1,403 barrels of oil in 2007 attributable to Hoactzin’s interest.   All proceeds paid to Hoactzin in 2008 were from Hoactzin’s interest in the Ten Well Program oil wells.  The volume that is attributable to Hoactzin’s interest is 19,438 barrels for the yearly production through December 31, 2008 for a total of $1.8 million in 2008.The reserve information for the parties’ respective Ten Well Program interests during calendar year 2008 are indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.   These calculations were made using the 2008 year-end price of $34.04 per barrel, as required by SEC regulations. It should be noted that the table reflects reserve valuations based on circumstances existing at December 31, 2008 when only the Program wells were contributing to reaching the point when the Company receives a larger portion of the production, sometimes referred to as the “flip point.” Hoactzin paid a total Purchase Price of $3.85 million for its interest in the Ten Well Program resulting in the Payout Point or “flip point” being determined as $5.2 million. Because MMC’s contribution is expected to accelerate reaching payout point, the Company’s reserves attributable to its interests will increase from those listed in this table. . Additionally, the table below reflects eventual pay as occurring through the realization  of proceeds at price levels existing at December 31, 2008 when oil was approximately $34.00 per barrel.

Reserve Information for Ten Well Program Interests
For Year Ended December 31, 2008

	Barrels Attributable to Party’s Interest	Future Cash Flows Attributable to Party’s Interest	Present Value of Future Cash Flows Attributable to Party’s Interest
Tengasco, Inc.	64,360	$2 million	$1.1 million
Hoactzin Partners, L.P	128,270	$3.1 million	$2 million

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of year-end 2008 the original invested amount of $ $3.85 million has been reduced by 50% to $ 2 million.  This amount is the total of the deferred conveyance of $1.1 million and the prepaid revenue account of $0.9 million. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock is only exercisable to the extent Hoactzin’s investment has not been reduced by 25% by the end of 2009. For each year after 2010 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option.  Consequently, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred stock until the year ending December 31, 2011 at the earliest. All of the $1.9 million paid from the program has been from the Ten Well Program and the deferred conveyance account has been reduced from $3 million to $1.1 million.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.   From inception of the project through December 31, 2009, the Company projects that the original $3.85 million Purchase Price will be reduced by 76% to $.9 million.  For the year ending December 31, 2010, the amount is projected to be reduced to $0. As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests.  These projections are based upon expected production levels from the oil wells in the Ten Well Program and an estimated 400 Mcf/day production from the Methane Project using $40 oil prices and a $5 per Mcf gas sales price net of operating expenses.   The projection will vary with the actual oil and gas prices, production volumes, and expenses experienced in 2009 and 2010.  Based on these projections the Company considers that it is a remote contingency that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the deferred conveyance liability and the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount.  In the event of the termination of the option to convert into preferred stock because the $3.85 million has been repaid from the Ten Well Program or Methane Project or both, the applicable oil and gas properties will be deemed to have been fully conveyed to Hoactzin and the Ten Well Program account, will be credited and the liability will be removed, as at this time the price received for the program will be fixed and determinable. Under this circumstance, the prepaid revenue account would continue to be released under the units of production method.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2009	December 31, 2008
Oil and gas properties, at cost	$ 23,070	$ 23,031
Unevaluated properties	1,243	1,243
Accumulated depreciation	(10,957)	(10,132)
Oil and gas properties, net	$ 13,356	$ 14,142

The Company recorded $0.3 million and $0.8 million in depletion expense for the first three and nine months ended September 30, 2009, respectively.

(8)     Asset Retirement Obligation

The Company follows the requirements of FASB ASC 410, Asset Retirement Obligations and Environmental Obligations. Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 8%, an estimated useful life of wells ranging from 30-40 years and an estimated plugging and abandonment cost of  $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

(9)     Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $0.12 million in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(10)     Bank Loan

On December 17, 2007, Citibank assigned the Company’s revolving credit facility with Citibank to Sovereign Bank of Dallas, Texas (“Sovereign”) as requested by the Company. Under the facility as assigned to Sovereign, loans and letters of credit are

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 5, 2009, the Company amended its credit facility with Sovereign to provide for a monthly reduction of the Bank’s commitment by $0.15 million per month for the five month period of February through June 2009.  This commitment reduction is not a cash payment obligation of the Company but has the effect of reducing the Company’s available borrowing base in monthly increments of $0.15 million so that by June 2009 the Company’s available borrowing base under the Sovereign facility was to be reduced by $0.75 million from $11.0 million to $10.25 million.

On July 9, 2009, the Company’s borrowing base was increased from $10.25 million to $11.0 million under the revolving senior credit facility between the Company and Sovereign. The Company’s borrowing base was increased on the completion of the regular semiannual borrowing base review by Sovereign.  The $11.0 million borrowing base is again made subject to a monthly available-credit reduction (MCR) of $0.15 million per month beginning August 5, 2009, so that by the time of the next regular borrowing base review in six months, the borrowing base will again be $10.25 million.

 As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company has received a waiver from Sovereign Bank for breach of these covenants for the quarter ended September 30, 2009. The Company may be out of compliance with one or more of the financial covenants in the future periods based on current commodity prices, as the weak results in the first and second quarters of 2009 will continnue to be a factor in the covenant calculations through the first quarter of 2010.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company has discussed this possibility with Sovereign Bank and the Company anticipates, but there can be no assurances, that Sovereign Bank will waive the noncompliance of these  covenants should future breaches occur.

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

The total cost for the Methane Project including pipeline construction, was approximately $4.5 million including costs for compression and interstage controls. The costs of the Methane Project were funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Ten Well Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million; (b) cash flow from the Company’s operations; and (c) $0.8 million of the funds the Company borrowed under its credit facility with Sovereign Bank. Methane gas produced by the project facilities was initially mixed in the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s existing natural gas purchase and sale agreement with Eastman. At current gas production rates and expected extraction efficiencies, the Company initially estimated it would deliver about 418 MCF per day of additional gas to Eastman, which would substantially increase the current volumes of natural gas being delivered to Eastman by the Company from its Swan Creek field. The gas supply from this project is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, currently estimated by Republic to occur between the years 2022 and 2026.

As part of the Methane Project agreement, the Company agreed to install a new force-main water drainage line for Republic, the landfill owner, in the same two-mile

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 pipeline trench as the gas pipeline needed for the project, reducing overall costs and avoiding environmental effects to private landowners resulting from multiple installations of pipeline.  Republic has paid the additional material costs for including the water line of approximately $0.7 million. Construction of the gas pipeline needed to connect the facility with the Company’s existing natural gas pipeline began in January 2008 and was completed in December 2008.  As a certificated utility, the Company’s pipeline subsidiary, TPC, required no additional permits for the gas pipeline construction.

At year-end 2008, MMC finalized steps necessary to declare the startup of commercial gas production at the Carter Valley landfill in Church Hill, Tennessee.  Initial volumes of methane were produced in late December 2008 and have occurred on an intermittent basis since that time as MMC implemented the startup process. During the first two months of 2009, Eastman Chemical was reviewing its current air quality permits with regard to MMC’s methane production and deliveries were suspended during that review.  The Company declared startup of commercial operations on April 1, 2009.  To date of this report, MMC has produced approximately 20,065 mcf of methane gas that was extracted from the landfill gas.

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by the Company’s subsidiary, Manufactured Methane Corporation (“MMC”), at the Carter Valley Landfill in Church Hill, Tennessee.   The agreement provides for the sale of up to 600 MMBtu per day.  The contract is effective beginning with September 2009 gas production and ends July 31, 2014.

The agreed contract price of over $6 per MMBtu was a premium to the current five-year strip price for natural gas on the NYMEX futures market.  MMC’s plant as designed is capable of producing a daily average of about 500 MMBtu of methane per day from the Carter Valley landfill at current raw gas volumes, equivalent to about 500,000 cubic feet of methane gas.  However, daily production during September and October 2009 at MMC’s facility was intermittent due to a combination of temporary factors.   Average daily production for September and October 2009 was 248,000 cubic feet per day on the twenty days the plant was in production.   The factors reducing the number of producing days include system mechanical issues such as compressor downtime, vacuum pump repairs, and insulation repair to thermal oxidizer, damages caused by others to the landfill owner’s gas collection system, and occasional inability of the receiving utility to physically accept the volumes MMC produced.  The Company is addressing the mechanical issues, and has made additions to the Company’s pipeline system that should reduce or eliminate the purchaser’s occasional restrictions on purchased volumes by providing additional delivery options for purchased methane.  The Company anticipates that continuous production at design capacity will begin to occur as the mechanical issues are addressed and these should be completed in the near future.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. The revenues from the Methane Project received by Hoactzin are to be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.   The Company believes that the application of revenues from the methane project to reach the Payout Point could accelerate reaching the Payout Point.  As stated above, the Purchase Price paid by Hoactzin for its interest in the Program exceeded the Company’s anticipated and actual costs of drilling the ten wells in the Program. Those excess funds provided by Hoactzin were used to pay for approximately $1 million of equipment required for the Methane Project, or about 25% of the Project’s capital costs.  The availability of the funds provided by Hoactzin eliminated the need for the Company to borrow those funds, to have to pay interest to any lending institution making such loans or to dedicate Company revenues or revenues from the Methane Project to pay such debt service.  Accordingly, the grant of a 7.5% interest in the Methane Project to Hoactzin was negotiated by the Company as a favorable element to the Company of the overall transaction.

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

(13)     Derivatives

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a portion of the Company’s crude oil production volumes.  The agreement was effective beginning August 1, 2009. The “costless collar” agreement has a $60.00 per barrel floor an $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX. While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in approximately $7 per barrel less than current WTI NYMEX prices. The average price per barrel received by

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company in the first quarter 2009 was $35.74, $52.52 for the second quarter 2009, and $60.96 for the third quarter 2009.

This agreement is primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing at least some upside if prices increase above the cap.  If lower oil prices return, this agreement may help to maintain the Company’s production levels of crude oil by enabling the company to perform some ongoing polymer or other workover treatments on then-existing producing wells in Kansas.

Through September 30, 2009, no settlement payment has been required uneder the agreement as WTI NYMEX prices through that date remained within the collar.

(14)  Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markers for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

Level 1  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2  Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset of liability.

Level 3  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 and minimize the use of unobservable inputs. Following is a description of the valuation methodologies used for assets measured at fair value. Derivative liabilities subject to fair value accounting arose during the third quarter of 2009.

Derivative liabilities: Valued at net market quotes for similar assets and liabilities in an active market.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of September 30, 2009. (in thousands)

	Level 1	Level 2	Level 3

Derivative liability	-	(562)	-

Total assests (liabilities at fair value	$ -	$ (562)	$-

ITEM   2.MANAGEMENT’S DISCUSSION AND
 ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2009, the Company sold 175,948 gross barrels of oil from its Kansas Properties comprised of 182 producing oil wells. Of the 175,948 gross barrels, 127,590 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first nine months of 2009 of 127,590 net barrels of oil compares to 109,494 barrels sold to the Company’s interest in the first nine months of 2008. Although the Company’s production for the first nine months of 2009 increased by 17% from the first nine months in 2008, the Company’s net revenues from the Kansas properties  decreased from $12.1 million in the first nine months of 2008 to $6.2 million in the first nine months of 2009.. This decrease was due to a drop in oil prices to an average of $49.74 per barrel in 2009 from an average of $106.53 per barrel in 2008. The Company’s sales from Tennessee for the first nine months of 2009 included $0.2 million from oil sales, $0.1 million from Swan Creek gas sales, and $0.1 million from Manufactured Methane sales.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comparison of the Quarters Ended September 30, 2009 and 2008

The Company recognized $2.6 million in revenues during the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. The decrease in revenues was due to a sharp decrease in oil prices in 2009.  Oil prices in the third quarter of 2009 averaged $60.96 per barrel compared to $110.85 per barrel in the third quarter of 2008. The Company realized net income attributable to common shareholders of $0.1 million or $0.00 per share of common stock during the third quarter of 2009, compared to a net income in the third quarter of 2008 to common shareholders of $1.6 million or $0.03 per share of common stock. The Company recorded non-cash income tax expense of $0.8 million for the second quarter net income in 2008.

Production costs and taxes in the third quarter of 2009 decreased to $1.4 million from $1.5 million in the third quarter of 2008. This decrease is due to the Company’s cost-cutting measures implemented in response to reduced oil prices as well as lower production in the third quarter 2009 as compared to 2008.

Depreciation, depletion, and amortization expense in the third quarter of 2009 decreased to $0.5 million from $0.6 million in the third quarter 2008.  The depletion percentage has remained consistent with the total oil and gas properties.

Interest expense was $0.2 million in both third quarter of 2009 and 2008.

Comparison of the Nine Months Ended September 30, 2009 and 2008

The Company recognized $6.8 million in revenues during the first nine months of 2009 compared to $13.0 million in the first nine months of 2008. The decrease in revenues was due to a decrease in oil prices in 2009.  Oil prices in the first nine months of 2009 averaged $49.74 per barrel compared to $106.53 per barrel in the first nine months of 2008. The Company realized a net loss attributable to common shareholders of $(0.4 million) or $(0.01) per share of common stock during the first nine months of 2009, compared to a net income in the first nine months of 2008 to common shareholders of $8.8 million or $0.15 per share of common stock. Approximately $3.4 million [38%] of this income was attributable to the net effects of recognizing the Company’s deferred tax assets in 2008. The Company recorded the remaining net operating loss carry forwards of $5.2 million in the first nine months of 2008 and recorded non-cash income tax expense of $1.8 million for the first nine months net income.

Production costs and taxes in the first nine months of 2009 decreased to $3.7 million from $4.2 million in the first nine months of 2008. This decrease is due to the Company’s cost-cutting measures implemented in response to reduced oil prices during 2009. Depreciation, depletion, and amortization expense for the first nine months of 2009

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 was $1.4 million compared to $1.5 million in the first nine months of 2008. The depletion percentage has remained consistent with the total oil and gas properties.

Interest expense for the first nine months of 2009 increased to $0.5 million from $0.4 million due to the additional borrowing for the Riffe field purchase in July 2008.

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

Effective February 5, 2009, the Company amended its credit facility with Sovereign to provide for a monthly reduction of the Bank’s commitment by $0.15 million per month for the five month period of February through June 2008.  This commitment reduction is not a cash payment obligation of the Company but had the effect of reducing the Company’s available borrowing base in monthly increments of $0.15 million so that by June 2009 the Company’s available borrowing base under the Sovereign facility was reduced by $0.75 million from $11.0 million to $10.25 million.

On July 9, 2009 the Company’s borrowing base was increased from $10.25 million to $11.0 million under the revolving senior credit facility between the Company and Sovereign. The Company’s borrowing base was increased on the completion of the regular semiannual borrowing base review by Sovereign. The $11.0 million borrowing base is again subject to a monthly available-credit reduction (MCR) of $.15 million per month beginning August 5, 2009.  At September 30, 2009, the borrowing base was $10.7 million. As the borrowing base under the Company’s Sovereign Bank revolving creditfacility is reduced, the Company would be required to pay down its borrowings

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank.

 As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first quarter of 2009 that are included in the covenant compliance calculations.  The Company has received a waiver from Sovereign Bank for breach of these covenants for the quarter ended September 30, 2009. It is possible that the Company may be out of compliance with one or more of the financial covenants in the fourth quarter of 2009 or future quarters due to the volatility of oil or gas prices.  The Company anticipates, but there can be no assurances, that Sovereign Bank will waive the noncompliance of these covenants if such noncompliance occurs in the fourth quarter of 2009 or future quarters.

Derivative Activities

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a portion of the Company’s crude oil production volumes.  The agreement was effective beginning August 1, 2009. The “costless collar” agreement has a $60.00 per barrel floor an $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011.  To effectuate the collar the Company entered into an International Swaps and Derivatives Master Agreement and an intercreditor agreement among the Company, its subsidiaries, Macquarie Bank Limited as counterparty, and Sovereign Bank of Dallas, Texas, the Company’s senior lender.  The prices referenced in this agreement are WTI NYMEX. While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in approximately $7 per barrel lower than NYMEX at current prices.

The Company pays no fee for this agreement.  If prices remain between the floor and ceiling prices, no activity occurs under the agreement. If crude oil prices fall below $60.00 per barrel, WTI NYMEX ,the counterparty will pay the Company the excess of $60 per barrel over the WTI NYMEX  price (times the number of barrels covered by the agreement).  If prices rise above $81.50 per barrel WTI NYMEX , the Company will pay the counterparty the excess of  the WTI NYMEX  price over $81.50 per barrel (times the number of barrels covered by the agreement). The agreement is intended to provide some protection to the Company from any

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 return to the levels of crude oil pricing as experienced in late 2008 and early 2009 when WTI NYMEX crude prices were in the $30 dollar per barrel range. The average price per barrel received by the Company in the first quarter of 2009 was $35.74, $52.52 for the second quarter 2009, and $60.96 for the third quarter 2009, however the Company's actual prices received per barrel are based on Kansas Common plus bonus, which results in approximately $7 per barrel less than current WTI NYMEX prices.  The agreement operates to provide price support on the volumes when WTI NYMEX  prices for crude oil are below $60.00 per barrel, but the upside potential on the volumes if WTI NYMEX  prices exceed $81.50 is lost to the Company.  The Company’s current average production is about 15,000 barrels per month, so the downside protection on price would apply to only about two-thirds of current production.  However, if WTI NYMEX  prices exceed $81.50 per barrel, the Company will receive that upside benefit as to the remaining one third of current production volumes that are above the agreement volume.  This agreement is primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing at least some upside if prices increase above the cap.  If lower oil prices return, this agreement may help to maintain the Company’s production levels of crude oil by enabling the company to perform some ongoing polymer or other workover treatments on then-existing producing wells in Kansas.

At September 30, 2009 the Company recorded a $(0.6 million) unrealized  derivative loss. based on anticipated future performance under the agreement. However, through September 30, 2009, no settlement payment has been required under the agreement as WTI NYMEX  prices through that date remained within the collar by the Company or the counter party.

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

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Reserves/Depletion Depreciation & Amortization of Oil and Gas Properties

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

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT  MARKET RISKS

The Company’s Borrowing Base under its Credit Facility may be reduced by Sovereign Bank

The borrowing base under the Company’s revolving credit facility with Sovereign Bank will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.   Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lender’s practices regarding estimation of reserves.   If cash flow from operations or the Company’s borrowing base decrease for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.   As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base under the Company’s Sovereign Bank revolving credit facility is reduced, the Company would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank.  As of September 30, 2009, the Company’s current borrowing base is set at $10.7 million of which $9.9 million has been borrowed by the Company.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $31.69 per barrel to a high of $127.29 per barrel during 2008 and an average of $49.74 per barrel for 2009. Gas price realizations ranged from a monthly low of $6.47 per Mcf to a monthly high of $13.21 per Mcf during 2008 and an average of $3.93 per Mcf for 2009. As discussed above in detail in “Item 2, Derivative Activities, the Company entered into a hedging agreement on July 28, 2009 limiting exposure to fluctuations in oil prices for a two year period beginning August 1, 2009. As the agreement applies to approximately two thirds of the Company’s oil production, it does not protect against all oil pricing fluctuations.

Interest Rate Risk

At September 30, 2009, the Company had debt outstanding of $10.2 million including, as of that date, $9.9 million owed on its credit facility with Sovereign. The interest rate on the Sovereign credit facility is variable at a rate equal to LIBOR plus 2.5%, however, the total rate shall not be lower than the greater of prime plus 0.25% or 6% per annum.  The Company’s debt owed to other parties of $0.3 million has fixed interest rates ranging from 5.5% to 8.25%. Based on amounts borrowed under the Sovereign credit facility and LIBOR rates at September 30, 2009, a 10% increase or decrease in the rates would have an annual impact on interest expense or the Company’s cash flows of approximately $$0.06 million, assuming borrowed amounts under the Sovereign credit facility remained at the same amount owed as of December 31, 2008. The Company did not have any open derivative contracts relating to interest rates at December 31, 2008 or September 30, 2009.

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

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART II OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

There are no material changes from the risk factors reported in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

On September 24, 2009, Mark A. Ruth resigned as Chief Financial Officer of the Company effective immediately. Mr. Ruth had served the Company in this capacity since 1998.

On September 28, 2009, the Board of Directors appointed Michael J. Rugen as the new Chief Financial Officer of the Company.  Mr. Rugen, 49 years old, is a Certified Public Accountant (Texas) and has been involved in the financial aspects of the oil and gas business since 1982. He holds a Bachelor of Science, Business and Accounting from Indiana University.  From 1982 through 1998, he served in a variety of accounting and financial capacities at BHP Petroleum in Houston and Denver, culminating in service as Finance Manager of the Producing Asset team with responsibility for the Gulf of Mexico and Bolivian financial operations of this international company.  From 1999 to 2007, Mr.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Rugen provided financial consulting services with Jefferson Wells International and UHY Advisors in Houston, and from 2007 until joining the Company served as Vice President, Accounting and Finance, of Nighthawk Oilfield Services in Houston.

In connection with Mr. Rugen’s appointment, he was awarded unvested options to purchase 400,000 shares of the Company’s common stock under the Company’s existing stock option plan at a price of $0.50 per share, which was the closing price of the Company’s stock on September 28, 2009.  The options will vest twenty percent each year commencing September 28, 2010 and on that date thereafter through 2014.  The options will expire September 27, 2015. In accepting the appointment, Mr. Rugen did not enter into any employment agreement or contract with the Company.

The Company drilled one well in Kansas during the third quarter, the Albers A #2 which was completed in October 2009 as a disposal well to reduce the salt water disposal costs associated with the 2008 Albers lease discovery wells. The Company also polymered two wells early in the fourth quarter, the Stahl #5 and the Liebenau #5.  The latter is a well acquired in the Riffe field purchase last year. Daily production on the Stahl #5 had dropped to zero. After the polymer application  this well returned to commercial production of about 10 barrels per day.  The Liebenau #5 well increased production to approximately 50 barrels per day at the time of this Report, from approximately 7 barrels per day it was producing before the polymer treatment.

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

Dated: November 9, 2009

TENGASCO, INC.

By:s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:s/ Michael J. Rugen
Michael J. Rugen
Chief Financial Officer