Form 10-Q/A
period 2009-11-11
TENGASCO INC
filed 2009-11-13
CIK 1001614

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  59,560,661 common shares at   November 2, 2009

EXPLANATORY NOTE

We amend the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as originally filed with the Securities and Exchange Commission on November 9, 2009: (i) Item 1 of Part I, “Financial Statements”, (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (iii) Item 6 of Part II, “Exhibits” and we have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.  No other sections were affected.

Upon review of our September 30, 2009 Form 10-Q, we determined that the Earnings Per Share amounts for the nine months ended September 30, 2008 included in the “Condensed Consolidated Statements of Operations” should be income per share of $0.15 for Basic and $0.14 for Diluted instead of a loss per share that was noted in the original submission due to a typographical error.

We also determined that one line in the “Condensed Consolidated Balance Sheets” was inadvertently deleted as a result of a typographical error.  The liabilities section should have included a line for “Deferred conveyance oil and gas properties” in the amounts of 658 for September 30, 2009 and 1,097 for December 31, 2008.  This correction did not impact “Total liabilities” or “Total liabilities and stockholders’ equity”.  In addition, two lines in the “Condensed Consolidated Statements of Cash Flows” were inadvertently deleted as a result of typographical error.  The “Investing activities” section should have included a line for “Additions to pipeline facilities” in the amounts of (228) for 2009 and (3) for 2008.  The “Financing activities” section should have included a line for “Repayments of borrowings” in the amounts of (121) for 2009 and (81) for 2008.  Neither of these corrections impacted the reported totals for “Investing activities” or “Financing activities”.

We also determined the current year income/(loss) attributable to shareholders and earnings per share data included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were incorrectly stated by an inadvertent failure to include the effect of the noncash unrealized loss on derivatives that was correctly stated in all respects in the Condensed Consolidated Statement of Operations. The “Comparison of the Quarters Ended September 30, 2009 and 2008” is amended to correctly read “The Company realized net loss attributable to common shareholders of $(0.4 million) or $(0.01) per share of common stock during the third quarter of 2009”.  The “Comparison of the Nine Months Ended September 30, 2009 and 2008” is amended to correctly read “The Company realized a net loss attributable to common shareholders of $(0.9 million) or $(0.02) per share of common stock during the first nine months of 2009.”

The press release issued contemporaneously with the original filing correctly included all of the matters described above as included in this amendment.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date.

TENGASCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2009 (unaudited	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$508	$ 245
Accounts receivables	1,026	1,104
Participants receivables	22	24
Inventory	520	476
Other current assets	10	10
Total current assets	2,086	1,859

Restricted cash	121	121
Loan fees	146	202
Oil and gas properties, net (full cost accounting method)	13,356	14,142
Pipeline facilities, net	12,200	12,380
Other property and equipment, net	353	285
Deferred tax asset	9,101	9,101
Methane project	4,541	4,357

Total assets	$41,904	$42,447

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2009 (unaudited	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$130	$ 75
Accounts payable	844	701
Other accrued liabilities	375	437
Unrealized derivative liability	157	-
Total current liabilities	1,506	1,213

Asset retirement obligation	602	656
Deferred conveyance oil and gas properties	658	1,097
Prepaid revenues	853	853
Long term debt, less current maturities	10,073	10,052
Unrealized derivative liability	405	-

Total liabilities	14,097	13,871

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 59,360,661 and 59,350,661 shares issued and outstanding	59	59
Additional paid-in capital	55,155	54,993
Accumulated deficit	(27,407)	(26,476)
Total stockholders’ equity	27,807	28,576

Total liabilities and stockholders’ equity	$41,904	$42,447

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands, except per share and share data)	2009	2008	2009	2008
Revenues and other income
Oil and gas revenues	$ 2,584	$ 5,059	$ 6,834	$ 12,981
Pipeline transportation revenues	1	3	5	9
Interest income	-	5	1	17
Total revenues and other income	2,585	5,067	6,840	13,006

Cost and other deductions
Production costs and taxes	1,352	1,473	3,726	4,216
Depletion, depreciation and amortization	459	552	1,418	1,491
Interest expense	166	214	475	395
General and administrative cost	470	419	1,304	1,228
Public relations	1	2	42	40
Professional fees	24	39	244	221
Total cost and other deductions	2,472	2,699	7,209	7,591

Income (loss) from operations	113	2,368	(369)	5,415

Deferred tax benefit	-	-	-	5,227
Income tax expense	-	(805)	-	(1,845)
Unrealized gain(loss) on derivatives	(562)	-	(562)	-

Net income (loss	$ (449)	$ 1,563	$ (931)	$ 8,797

Net income (loss) per share

Operations basic	$ (0.01)	$ 0.03	$ (0.02)	$ 0.15
Operations diluted	$ (0.01)	$ 0.03	$ (0.02)	$ 0.14
Shares used in computing Earnings Per Share
Basic	59,360,661	59,296,242	59,356,412	59,214,498
Diluted	59,360,661	61,600,242	59,356,412	61,518,498

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

See accompanying notes to condensed consolidated financial statements

TENGASCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Operating activities
Net Income	$ (931)	$ 8,797
Adjustments to reconcile net income to net cash Provided by operating activities:
Depletion, depreciation, and amortization	1,418	1,491
Accretion on asset retirement obligation	(54)	99
(Gain)/loss on sale of vehicles/equipment	-	-
Compensation and services paid in stock options	159	171
Deferred tax benefit	-	(3,382)
Unrealized gain (loss) on derivatives	562	-
Changes in assets and liabilities:
Accounts receivable	78	(1,074)
Participant receivables	2	35
Inventory	(44)	(72)
Accounts payable	143	(28)
Accrued liabilities	(62)	293
Settlement on asset retirement obligations	-	(24)
Net cash provided by operating activities	1,271	6,306

Investing activities
Additions to other property & equipment	-	(66)
Net additions to oil and gas properties	(478)	(10,075)
Additions to Methane project	(184)	(2,695)
Additions to pipeline facilities	(228)	(3)
Net cash used in investing activities	(890)	(12,839)

Financing activities
Proceeds from exercise of options/warrants	3	72
Proceeds from borrowings	-	5,765
Loan fees	-	(69)
Repayments of borrowings	(121)	(81)
Net cash provided by (used in) financing activities	(118)	5,687

Net change in cash and cash equivalents	263	(846)
Cash and cash equivalents, beginning of period	245	2,227
Cash and cash equivalents, end of period	$ 508	$ 1,381

Supplemental cash flow information:
Interest paid	$ 475	$ 295
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 197	-
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

         To reflect the deferred conveyance, the Company has allocated $0.9 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  The Ten Well Program at inception was $2.95 million and the prepaid revenues were $0.9 million.

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

 As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company has received a waiver from Sovereign Bank for breach of these covenants for the quarter ended September 30, 2009. The Company may be out of compliance with one or more of the financial covenants in future period based on current commodity prices, as the weak results in the first and second quarters of 2009 will continue to be a factor in the covenant calculations through the first quarter of 2010.

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

ITEM   2.MANAGEMENT’S DISCUSSION AND
 ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2009, the Company sold 175,948 gross barrels of oil from its Kansas Properties comprised of 182 producing oil wells. Of the 175,948 gross barrels, 127,590 barrels were net to the Company after required payments to all of the Drilling Program participants and royalty interests. The Company’s sales for the first nine months of 2009 of 127,590 net barrels of oil compares to 109,494 barrels sold to the Company’s interest in the first nine months of 2008. Although the Company’s production for the first nine months of 2009 increased by 17% from the first nine months in 2008, the Company’s net revenues from the Kansas properties  decreased from $12.1 million in the first nine months of 2008 to $6.2 million in the first nine months of 2009. This decrease was due to a drop in oil prices to an average of $49.74 per barrel in 2009 from an average of $106.53 per barrel in 2008. The Company’s sales from Tennessee for the first nine months of 2009 included $0.2 million from oil sales, $0.1 million from Swan Creek gas sales, and $0.1 million from Manufactured Methane sales.

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comparison of the Quarters Ended September 30, 2009 and 2008

The Company recognized $2.6 million in revenues during the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. The decrease in revenues was due to a sharp decrease in oil prices in 2009.  Oil prices in the third quarter of 2009 averaged $60.96 per barrel compared to $110.85 per barrel in the third quarter of 2008. The Company realized a net loss attributable to common shareholders of $(0.4 million) or $(0.01) per share of common stock during the third quarter of 2009, compared to a net income in the third quarter of 2008 to common shareholders of $1.6 million or $0.03 per share of common stock. The Company recorded non-cash unrealized loss on derivatives of $(0.6 million) for the third quarter 2009 and non-cash income tax expense of $0.8 million for the third quarter net income in 2008.

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

Comparison of the Nine Months Ended September 30, 2009 and 2008

The Company recognized $6.8 million in revenues during the first nine months of 2009 compared to $13.0 million in the first nine months of 2008. The decrease in revenues was due to a decrease in oil prices in 2009.  Oil prices in the first nine months of 2009 averaged $49.74 per barrel compared to $106.53 per barrel in the first nine months of 2008. The Company realized a net loss attributable to common shareholders of $(0.9 million) or $(0.02) per share of common stock during the first nine months of 2009, compared to a net income in the first nine months of 2008 to common shareholders of $8.8 million or $0.15 per share of common stock. Approximately $3.4 million [38%] of this income was attributable to the net effects of recognizing the Company’s deferred tax assets in 2008. The Company recorded non-cash unrealized loss on derivatives of $(0.6 million) for the first nine months of 2009, the remaining net operating loss carry forwards of $5.2 million in the first nine months of 2008 and recorded non-cash income tax expense of $1.8 million for the first nine months of 2008.

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

On July 9, 2009 the Company’s borrowing base was increased from $10.25 million to $11.0 million under the revolving senior credit facility between the Company and Sovereign. The Company’s borrowing base was increased on the completion of the regular semiannual borrowing base review by Sovereign. The $11.0 million borrowing base is again subject to a monthly available-credit reduction (MCR) of $.15 million per month beginning August 5, 2009.  At September 30, 2009, the borrowing base was $10.7 million. As the borrowing base under the Company’s Sovereign Bank revolving credit facility is reduced, the Company would be required to pay down its borrowings

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank.

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

The Company pays no fee for this agreement.  If prices remain between the floor and ceiling prices, no cash activity occurs under the agreement. If crude oil prices fall below $60.00 per barrel, WTI NYMEX, the counterparty will pay the Company the excess of $60 per barrel over the WTI NYMEX price (times the number of barrels covered by the agreement).  If prices rise above $81.50 per barrel WTI NYMEX, the Company will pay the counterparty the excess of the WTI NYMEX price over $81.50 per barrel (times the number of barrels covered by the agreement). The agreement is intended to provide some protection to the Company from any return to the levels of crude oil pricing as experienced in late 2008 and early 2009 when WTI NYMEX crude prices were in the $30 dollar per barrel range. The average price per barrel received by the Company in the

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first quarter of 2009 was $35.74, $52.52 for the second quarter 2009, and $60.96 for the third quarter 2009, however the Company's actual prices received per barrel are based on Kansas Common plus bonus, which results in approximately $7 per barrel less than current WTI NYMEX prices.  The agreement operates to provide price support on the volumes when WTI NYMEX prices for crude oil are below $60.00 per barrel, but the upside potential on the volumes if WTI NYMEX prices exceed $81.50 is lost to the Company.  The Company’s current average production is about 15,000 barrels per month, so the downside protection on price would apply to only about two-thirds of current production.  However, if WTI NYMEX prices exceed $81.50 per barrel, the Company will receive that upside benefit as to the remaining one third of current production volumes that are above the agreement volume.  This agreement is primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing at least some upside if prices increase above the cap.  If lower oil prices return, this agreement may help to maintain the Company’s production levels of crude oil by enabling the company to perform some ongoing polymer or other workover treatments on then-existing producing wells in Kansas.

At September 30, 2009 the Company recorded a $(0.6 million) unrealized derivative loss based on anticipated future performance under the agreement. However, through September 30, 2009, no settlement payment has been required under the agreement as WTI NYMEX prices through that date remained within the collar.

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

TENGASCO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $31.69 per barrel to a high of $127.29 per barrel during 2008 and an average of $49.74 per barrel for 2009. Gas price realizations ranged from a monthly low of $6.47 per Mcf to a monthly high of $13.21 per Mcf during 2008 and an average of $3.93 per Mcf for 2009. As discussed above in detail in “Item 2, Derivative Activities, the Company entered into an agreement on July 28, 2009 limiting exposure to fluctuations in oil prices for a two year period beginning August 1, 2009. As the agreement applies to approximately two thirds of the Company’s oil production, it does not protect against all oil pricing fluctuations.

Interest Rate Risk

At September 30, 2009, the Company had debt outstanding of $10.2 million including, as of that date, $9.9 million owed on its credit facility with Sovereign. The interest rate on the Sovereign credit facility is variable at a rate equal to LIBOR plus 2.5%, however, the total rate shall not be lower than the greater of prime plus 0.25% or 6% per annum.  The Company’s debt owed to other parties of $0.3 million has fixed interest rates ranging from 5.5% to 8.25%. Based on amounts borrowed under the Sovereign credit facility and LIBOR rates at September 30, 2009, a 10% increase or decrease in the rates would have an annual impact on interest expense or the Company’s cash flows of approximately $0.06 million, assuming borrowed amounts under the Sovereign credit facility remained at the same amount owed as of December 31, 2008. The Company did not have any open derivative contracts relating to interest rates at December 31, 2008 or September 30, 2009.

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

Dated: November  13, 2009

TENGASCO, INC.

By:s/ Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:s/ Michael J. Rugen
Michael J. Rugen
Chief Financial Officer