Form 10-Q
period 2010-03-31
TENGASCO INC
filed 2010-05-17
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

Commission File No. 1-15555

Tengasco, Inc.
    (Exact name of issuer as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

11121 Kingston Pike Suite E, Knoxville, TN 37934
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
Yes X   No__

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 231.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____ Non-accelerated filer ___	Accelerated filer___ Smaller reporting company (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,687,413 common shares at May 3, 2010.

2

TENGASCO, INC.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,2010	December 31,2009
	(unaudited)
Assets

Current
Cash and cash equivalents	$ 463	$ 422
Accounts receivable	1,124	1,130
Participant receivables	17	18
Accounts receivable – related party	1,708	-
Inventory	702	581
Deferred tax asset - current	285	254
Other current assets	66	20
Total current assets	4,365	2,425

Restricted cash	121	121
Loan fees	118	146
Oil and gas properties, net (full cost accounting method)	12,299	12,360
Pipeline facilities, net	12,292	12,397
Methane project, net	4,384	4,403
Other property and equipment, net	265	306
Deferred tax asset - noncurrent	8,848	9,016

Total assets	$ 42,692	$ 41,174

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$ 111	$ 119
Accounts payable - trade	513	742
Accounts payable - other	1,708	-
Accrued liabilities	448	302
Unrealized derivative liability	837	748
Deferred conveyance oil and gas properties	286	490
Prepaid revenues - current	299	153
Total current liabilities	4,202	2,554

Asset retirement obligation	448	450
Prepaid revenues – non current	554	700
Long term debt, less current maturities	10,043	10,062
Unrealized derivative liability	314	565
Total liabilities	15,561	14,331

Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000
Shares; 59,760,661 and 59,350,661 shares issued and outstanding	60	60
Additional paid in capital	55,297	55,277
Accumulated deficit	(28,226)	(28,494)
Total stockholders’ equity	27,131	26,843

Total liabilities and stockholders’ equity	$ 42,692	$ 41,174

See accompanying notes to condensed consolidated financial statements

 Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Revenues
Oil and gas revenues	$ 2,851	$ 1,898
Pipeline transportation revenues	-	1
Total revenues	2,851	1,899

Costs and expenses
Production costs and taxes	1,316	1,064
Depreciation, depletion and amortization	523	476
General and administrative	459	428
Public relations	9	16
Professional fees	124	163
Total costs and expenses	2,431	2,147

Net income(loss) from operations	420	(248)

Other income (expense)
Interest expense	(177)	(154)
Unrealized gain on derivatives	162	-
Total other income (expenses)	(15)	(154)

Deferred tax expense	(137)	-

Net income (loss)	$ 268	$ (402)

Net income (loss) per share	$ 0.00	$ (0.01)
Basic and diluted:

Shares used in computing earnings per share
Basic	59,760,661	59,350,661
Diluted	61,691,661	59,350,661

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance at December 31, 2009	59,760,661	$ 60	$ 55,277	$ (28,494)	$ 26,843

Net income	-	-	-	268	268

Options & compensation expense	-	-	20	-	20

Balance, March 31, 2010	59,760,661	$ 60	$ 55,297	$ (28,226)	$ 27,131

See accompanying notes to condensed consolidated financial statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	March 31, 2010	March 31, 2009
Operating activities
Net income (loss)	$ 268	$ (402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	523	476
Amortization of loan fees interest expense	28	-
Accretion on asset retirement obligation	13	(27)
Compensation and services paid in stock options	20	71
Deferred tax expense	137	-
Unrealized loss (gain) on derivatives	(162)	-
Changes in assets and liabilities:
Accounts receivable	6	415
Participant receivables	1	8
Accounts receivable – related party	(1,708)	-
Inventory	(121)	(23)
Other current assets	(46)	-
Accounts payable - trade	(229)	(11)
Accounts payable –other	1,708	-
Accrued liabilities	146	6
Settlement on asset retirement obligation	(20)	-
Net cash provided by operating activities	564	513
Investing activities
Additions to oil and gas properties	(496)	(163)
Additions to methane project	-	(92)
Additions to pipeline facilities	-	(3)
Additions to other property & equipment	-	(39)
Net cash used in investing activities	(496)	(297)
Financing activities
Proceeds from borrowings	-	39
Repayments of borrowings	(27)	(42)
Net cash used in financing activities	(27)	(3)

Net change in cash and cash equivalents	41	213
Cash and cash equivalents, beginning of period	422	245
Cash and cash equivalents, end of period	$ 463	$ 458

Supplemental cash flow information:
Interest paid	$ 149	$ 154

See accompanying notes to condensed consolidated financial statement

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)    Description of Business and Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with U.S. GAAP.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The actual results could differ from those estimates.

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

 (2)    Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of asset and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.  Temporary differences result principally from federal and state net operating loss carry-forwards, differences in oil and gas property values resulting from a 2008 ceiling test write down, and differences in methods of reporting depreciation and amortization.

Realization of deferred tax assets is contingent on the generation of future taxable income.  As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and provides a valuation allowance for amounts not likely to be recovered.

At December 31, 2009 federal net operating loss carry forwards amounted to approximately $18.9 million which expire 2012 to 2024. The total deferred tax asset at March 31, 2010 and December 31, 2009 was $9.1 million and $9.3 million respectively.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and managements judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of March 31, 2010, and December 31, 2009.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)    Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (“ASC”) 260, Earnings Per Share, basic income (loss) per share is based on 59,760,661 and 59,350,661 weighted average shares outstanding for the quarters ended March 31, 2010, and March 31, 2009, respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for March 31, 2010. Dilutive shares outstanding at March 31, 2009 were 2,244,000, related to outstanding options. These shares were not included in the Earnings Per Share for the first quarter of 2009 as they were anti-dilutive.

(4)   Recent Accounting Pronouncements

In February, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events.  The amendment was made to address concerns about conflicts with SEC guidance and other practice issues.  Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers.  While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.  The Company does not believe the changes have a material impact on our results of operations or financial position.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In June 2009, the FASB issued ASC 105, Codification which establishes FASB Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The final rule was effective for interim and annual periods issued after September 15, 2009. The Company has adopted the policy effective September 30, 2009. There was no material effect on the presentation of the Company’s consolidated financial statements as a result of the adoption of ASC 105.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements (“Modernization of Oil and Gas Reporting”).  In January 2010, the FASB released ASU 2010-03, Extractive Activities - Oil and Gas (“Topic 932”); Oil and Gas Reserve Estimation and Disclosures aligning U.S. GAAP standards with the SEC’s new rules.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, (b) the ability to include nontraditional resources in reserves, (c) the use of new technology for determining reserves, and (d) permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  ASU 2010-03 is effective for annual periods ending on or after December 31, 2009.  Adoption of Topic 932 did not have a material impact on the Company’s results of operations or financial position. In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities-Oil & Gas: Amendments to Paragraph 932-10-S99-1.  This ASU amends terminology as defined in Topic 932-10-S99-1.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 49 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On September 17, 2007, the Company also entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By March 31, 2010 the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $1.1 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

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

However, as of March 31, 2010 revenues from the Ten Well Program have resulted in 70% of the Purchase Price having already been reached. Accordingly, it is highly unlikely that any requirement to issue preferred stock will arise in 2010 or any succeeding years.

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

As consideration for the Company entering into the Management Agreement, Hoactzin has agreed that it will be responsible to reimburse the Company for the payment of one-half of Mr. McInturff’s salary, as well as certain other benefits he receives during his employment by the Company.  In further consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin has granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The term of the Management Agreement ends on the earlier of the date Hoactzin sells its interest in its managed properties or five years (December 2012).

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreeement.  Tengasco obtained from IndemCo over time approximately $14.5 million of bonds covering plugging and abandonment obligations for operated properties located in federal offshore waters in favor of both the Minerals Management Service and certain private parties.  In connection with the issuance of these bonds, Tengasco entered into a Payment and Indemnity Agreement with IndemCo that guarantees payment of any liabilities incurred by IndemCo.  Dolphin Direct Equity Partners, LP co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with Tengasco for the obligations to IndemCo and also provided $6.5 million in collateral in the form of cash and a letter of credit to IndemCo.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company will routinely contract in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  At December 31, 2009, no vendor payables related to the Management Agreement were recorded by the Company because the amounts were insignificant.  During the first quarter of 2010, Hoactzin undertook several significant operations, for which Tengasco contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the first quarter 2010 in the amount of $1,708,000.  Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2010 under “Accounts payable – other” and “Accounts receivable-related party”.  The Company has neither made any payments to vendors from its own funds nor incurred any other losses related to the execution of its duties under the Management Agreement.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(6)  Deferred Conveyance/Prepaid Revenues

The Company has adopted a deferred conveyance/prepaid revenues presentation of the transactions between the Company and Hoactzin Partners, L.P. on September 17, 2007 to more clearly present the effects of the three-part transaction consisting of the Ten Well Program, the Methane Project and a contingent exchange option agreement.  To reflect the deferred conveyance, the Company allocated $0.85 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  The Ten Well Program at inception was $2.95 million and the prepaid revenues were $0.85 million.

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

Reserve Information for Ten Well Program Interests
For Year Ended December 31, 2009

	Barrels Attributable to Party’s Interest MBbl	Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Attributable to Party’s Interest (in thousands)
Tengasco	29.5	$ 706	$ 432
Hoactzin Partners, L.P.	88.5	$ 2,118	$ 1,295

As of March 31, 2010, the original invested amount of $3.85 million has been reduced to $1.1 million.  This amount is the total of the deferred conveyance of $0.3 million and the prepaid revenue account of $0.85 million. Hoactzin’s first right to convert its invested amount of $3.85

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

million into preferred stock is only exercisable to the extent Hoactzin’s investment has not been reduced by 25% by the end of 2009. For each year after 2010 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option.  Consequently, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred stock until the year ending December 31, 2011 at the earliest. All of the $2.5 million paid from the program has been from the Ten Well Program and the deferred conveyance account has been reduced from $3 million to $0.3 million.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.   From inception of the project through December 31, 2010, the Company projects that the original $3.85 million Purchase Price will be reduced by 82% to $0.7 million.  For the year ending December 31, 2011, the amount is projected to be reduced to zero. As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests.  These projections are based upon expected production levels from the oil wells in the Ten Well Program and an estimated 400 Mcf/day production from the Methane Project using $53.81 oil prices and a $5 per Mcf gas sales price net of operating expenses.   The projection will vary with the actual oil and gas prices, production volumes, and expenses experienced in 2010 and 2011.  Based on these projections the Company considers that it is a remote contingency that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the deferred conveyance liability and the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount.

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

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	March 31, 2010	December 31, 2009
Oil and gas properties, at cost	$ 24,448	$ 24,182
Unevaluated properties	140	109
Accumulated depreciation	(12,289)	(11,931)
Oil and gas properties, net	$ 12,299	$ 12,360

The Company recorded $0.4 million in depletion expense for the first three months of 2010 and $0.3 million in the first three months of 2009.

(8)     Asset Retirement Obligation

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized. In 2009, the retirement obligation for the Albers #2 SWD was recognized using a current credit adjusted risk free rate of 8%. During the quarter ended March 31, 2010, the retirement obligations for the Veverka C#2 and Ververka B#3 were recognized using a credit adjusted risk free rate of 8%.  In addition, the Iannitti #2, #3 and #8, and the Urban K#7 were plugged and therefore removed from the Asset Retirement Obligation liability.

The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions

(9)     Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

(10)     Bank Debt

The Company has a revolving credit facility with Sovereign Bank of Dallas, Texas (“Sovereign”).  Under the facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $20 million or the Company’s borrowing base in effect from time to time. The Sovereign facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company’s initial borrowing base with Sovereign was set at $7.0 million.  On June 2, 2008, the Company’s borrowing base was raised by Sovereign as a result of its review of the Company’s owned producing properties to $11 million at that time the interest rate was set to the greater of prime plus 0.25% or 6% per annum. On January 19, 2009 the Company entered into an amendment to its credit facility which established a monthly commitment reduction of $0.15 million.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver from Sovereign Bank for noncompliance of these covenants for the quarter ended September 30, 2009. As of March 31, 2010, the Company was in compliance with all covenants.  There can be no assurances that Sovereign Bank will waive noncompliance of covenants should future instances occur.

On February 23, 2010, the Company entered into an amendment to its credit facility which reduced the monthly commitment reduction from $0.15 million to $0.1 million.  The amendment also changed the maturity date to June 30, 2011.

The next borrowing base review will take place in June 2010.  The total borrowing by the Company under the facility at March 31, 2010 and 2009 was $9.9 million.

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

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million.  Methane gas produced by the project facilities was initially mixed in

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s natural gas purchase and sale agreement with Eastman. At current gas production rates in the landfill itself and expected extraction efficiencies, the Company estimates it will be able to produce and deliver about 400 Mcfd of methane sales gas.  The gas supply from this landfill is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, estimated by Republic to occur in 2041.  Gas production is expected to continue in commercial quantities up to 10 years after closure of the landfill.

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provides for the sale of up to 600 MMBtu per day.  The contract was effective September 1, 2009 and ends July 31, 2014. The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.  MMC’s plant is capable of producing a daily average of approximately 400 Mcf of methane from the Carter Valley landfill at current raw gas volumes.  During the quarter ended March 31, 2010, MMC averaged 67% uptime days and production of 329 Mcfd during the uptime period.  Uptime was 39%, 61%, and 100% for January 2010, February 2010, and March 2010 respectively.  Production during the uptime days was 276 Mcfd, 320 Mcfd, and 354 Mcfd for January 2010, February 2010, and March 2010 respectively.

(12)   Fair Value Measurements

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

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2010. (in thousands)

	Level 1	Level 2	Level 3

Derivative liabilities	$ -	$1,151	$ -

Total liabilities at fair value	$ -	$1,151	$-

(13)   Derivatives

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that currently constitutes approximately two-thirds of the Company’s daily production.

This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor an $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX. While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in approximately $7 per barrel less than current WTI NYMEX prices.

Under the “costless collar” agreement, no payment would be made or received by the Company, as long as the settlement price is between the floor price and cap price (“within the collar”).  However, if the settlement price is above the cap, the Company would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Also, if the settlement price is below the floor, the counterparty would be required to pay the Company the deficit of the settlement price below the floor times the monthly volumes hedged.

This agreement is primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing at least some upside if prices increase above the cap.  If lower oil prices return, this agreement may allow the Company to maintain production levels of crude oil by enabling the Company to perform some ongoing polymer or other workover treatments on then existing producing wells in Kansas.

As of March 31, 2010, the Company’s open forward positions on our outstanding “costless collar” agreement, all of which are with Macquarie Bank Limited (“Macquarie”), were as follows:

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at March 31, 2010
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)
2nd Qtr 2010	9,500	28,500	$60.00-$81.50	$ (133)
3rd Qtr 2010	9,500	28,500	$60.00-$81.50	$ (219)
4th Qtr 2010	9,500	28,500	$60.00-$81.50	$ (263)
1st Qtr 2011	7,375	22,125	$60.00-$81.50	$ (222)
2nd Qtr 2011	7,375	22,125	$60.00-$81.50	$ (234)
3rd Qtr 2011	7,375	7,375	$60.00-$81.50	$ (80)
				$ (1,151)

			Current Liability	$ (837)
			Non-current Liability	$ (314)

The Fair Value amounts noted in the above table are based on valuations provided by Macquarie.  Management has engaged Risked Revenue Energy Associates to perform an independent valuation which confirmed the amounts provided by Macquarie.  The Company records changes in the unrealized derivative asset or liability as an unrealized gain or loss in the Consolidated Statements of Operations.

Through March 31, 2010, no settlement payment has been required under the agreement as WTI NYMEX prices through that date remained within the collar.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2010, the Company sold 48 gross MBbl of oil from its Kansas Properties comprised of 186 producing oil wells. Of the 48 MBbl, 35 MBbl were

Tengasco, Inc. and Subsidiaries

net to the Company after required payments to all of the drilling program participants and royalty interests.  The Company’s net sales for the first three months of 2010 of 35 MBbl of oil compares to 48 MBbl sold to the Company’s interest in the first three months of 2009. The Company’s net revenues from the Kansas properties were $2.5 million in the first three months of 2010 compared to $1.7 million in 2009. This increase was due to an increase in oil prices from an average of $35.74 per barrel in 2009 to an average of $71.24 in 2010 partially offset by a 13MBbl reduction in sales in volumes in 2010.  The Company’s sales from Tennessee included $0.1 million from Swan Creek and $0.1 million from Manufactured Methane sales.

Comparison of the Quarters Ended March 31, 2010 and 2009.

The Company recognized $2.9 million in revenues during the first quarter of 2010 compared to $1.9 million in the first quarter of 2009. The increase in revenues was due to an increase in oil prices in 2010 partially offset by a decrease in oil sales volumes.  Kansas oil prices in the first quarter of 2010 averaged $71.24 per barrel compared to $35.74 per barrel in the first quarter of 2009. The Company realized net income attributable to common shareholders of $0.3 million or $0.00 per share of common stock during the first quarter of 2010, compared to a net loss in the first quarter of 2009 to common shareholders of $(0.4) million or $(0.01) per share of common stock. In the first quarter of 2010, the Company had income from operations of $0.4 million compared to a loss from operations of $(0.2) million in the first quarter of 2009. Production costs and taxes in the first quarter of 2010 increased to $1.3 million from $1.1 million in the first quarter of 2009.

Depreciation, depletion, and amortization expense was $0.52 million and $0.48 million for the first quarters of 2010 and 2009, respectively.

General and administrative, public relations, and professional fees were $0.6 million for both the first quarter of 2010 and 2009.

During the first quarter 2010, the Company recorded a $0.2 million non-cash unrealized gain on derivatives.  Interest expense was $0.18 million and $0.15 million for the first quarter of 2010 and 2009, respectively.  Interest expense in 2010 included amortization of loan cost.

Liquidity and Capital Resources

The Company has a revolving credit facility with Sovereign Bank of Dallas, Texas (“Sovereign”).  Under the facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $20 million or the Company’s borrowing base in effect from time to time. The Sovereign facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply. These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company’s initial borrowing base with Sovereign was set at $7.0 million. On June 2, 2008

Tengasco, Inc. and Subsidiaries

the Company’s borrowing base was raised by Sovereign as a result of its review of the Company’s owned producing properties to $11 million at that time the interest rate was set to the greater of prime plus 0.25% or 6% per annum.  On January 19, 2009 the Company entered into an amendment to its credit facility which established a monthly commitment reduction of $0.15 million.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver from Sovereign Bank for noncompliance of these covenants for the quarter ended September 30, 2009. As of March 31, 2010, the Company was in compliance with all covenants.  There can be no assurances that Sovereign Bank will waive noncompliance of covenants should future instances occur.

On February 23, 2010, the Company entered into an amendment to its credit facility which reduced the monthly commitment reduction from $0.15 million to $0.1 million.  The amendment also changed the maturity date to June 30, 2011.

The next borrowing base review will take place in June 2010.  The total borrowing by the Company under the facility at March 31, 2010 and 2009 was $9.9 million.

Although the Company has not been required as of the date of this Report to make any payment of principal, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices, that Sovereign will not in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, Sovereign may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.

During 2009 and 2010, the Company remained focused on production and carefully used its cash flow and available credit to do so.  However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

During the first quarter, net cash provided by operating activities was $0.56 million in 2010 and $0.51 million in 2009.  The increase of cash provided by operating activities from 2009

Tengasco, Inc. and Subsidiaries

to 2010 was primarily due to higher product prices received during 2010 compared to 2009 partially offset by changes to working capital.  Cash flow used for working capital was $0.3 in 2010.  Cash provided by working capital was $0.4 million in 2009.  Net cash used in investing activities was $0.5 million in 2010 and $0.3 million in 2009.  The increase in investing activities was primarily due to drilling and polymer work performed in 2010

In the first quarter of 2010 and 2009 no significant cash was provided by or used in financing activities.

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

Tengasco, Inc. and Subsidiaries

Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center.  Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.  The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying commodity prices based on the twelve month arithmetic average of the first of the month price to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized.

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

Asset Retirement Obligations

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells

Tengasco, Inc. and Subsidiaries

drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized. In 2009, the retirement obligation for the Albers #2 SWD was recognized using a current credit adjusted risk free rate of 8%. During the quarter ended March 31, 2010, the retirement obligations for the Veverka C#2 and Ververka B#3 were recognized using a credit adjusted risk free rate of 8%.  In addition, the Iannitti #2, #3 and #8, and the Urban K#7 were plugged and therefore removed from the Asset Retirement Obligation liability.  The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company’s Borrowing Base under its Credit Facility may be reduced by Sovereign Bank.

The borrowing base under the Company’s revolving credit facility with Sovereign Bank will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.   Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lenders’ inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.   If cash flow from operations or the Company’s borrowing base decrease for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, it would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility with Sovereign Bank.  As of March 31, 2010, the Company’s current borrowing base is set at 10.9 million dollars of which 9.9 million has been drawn down by the Company. The Company’s next periodic borrowing base review is scheduled to occur in June 2010.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.

Tengasco, Inc. and Subsidiaries

Monthly Kansas oil prices during the first three months of 2010 ranged from a low of $69.03 per barrel to a high of $73.87 per barrel.   Swan Creek gas prices ranged from a monthly low of $4.81 per Mcf to a monthly high of $5.82 per Mcf during the same period.   In order to help mitigate commodity price risk, the Company has entered into a long term fixed price contract for MMC gas sales.  In addition the Company has entered into a derivative agreement on a specified number of barrels of oil that currently constitutes about two-thirds of the Company’s daily production.

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

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that currently constitutes about two-thirds of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX.  While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in approximately $7 per barrel less than current WTI NYMEX prices.

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

The Company did not enter into any new hedging agreements in the first quarter of 2010 to limit exposure to oil and gas price fluctuations.

Tengasco, Inc. and Subsidiaries

Interest Rate Risk

At March 31, 2010, the Company had debt outstanding of $10.2 million including, as of that date, $9.9 million owed on its credit facility with Sovereign Bank. The interest rate on the Sovereign credit facility is variable at a rate equal to the greater of prime plus 0.25% or 6% per annum.  During the first three months of 2010, all interest on credit facility borrowings was calculated using 6%.  The Company’s debt owed to other parties of $0.3 million has fixed interest rates ranging from 5.5% to 8.25%.  The annual impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the Sovereign Credit facility would be approximately $59,400 assuming borrowed amounts under the Sovereign credit facility remained at the same amount owed as of March 31, 2010. The Company did not have any open derivative contracts relating to interest rates at March 31, 2009 or 2010.

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

Tengasco, Inc. and Subsidiaries

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

Changes in Internal Controls

During the period covered by this report, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.     LEGAL MATTERS

None

ITEM 1A.    RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10K for the year ended December 31, 2009 filed on March 31, 2010 which is incorporated by this reference.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: May 17, 2010

TENGASCO, INC.

By:   S/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: S/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2010.

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

Dated:  May 17, 2010

By: S/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

Exhibit 31.2                         CERTIFICATION

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter March 31, 2010.

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

Dated: May 17, 2010

By: s/ Michael J. Rugen
       Michael J. Rugen
      Chief Financial Officer

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

      Dated: May 17, 2010

By: s/Jeffrey R. Bailey_ Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

      Dated: May 17, 2010

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer