Form 10-Q
period 2010-08-12
TENGASCO INC
filed 2010-08-13
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File No. 1-15555

Tengasco, Inc.
    (Exact name of issuer as specified in its charter)

Tennessee	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

11121 Kingston Pike, Suite E, Knoxville, TN 37934
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
Yes X   No__

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 231.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer ___ Smaller reporting company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  60,687,413 common shares at August 1, 2010.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)

Assets

Current
Cash and cash equivalents	$ 540	$ 422
Accounts receivable	1,261	1,130
Participant receivables	17	18
Accounts receivable – related party	1,557	-
Inventory	620	581
Deferred tax asset-current	121	254
Other current assets	65	20
Total current assets	4,181	2,425

Restricted cash	121	121
Loan fees, net	94	146
Oil and gas properties, net (on the basis of full cost accounting)	12,181	12,360
Pipeline facilities, net	12,187	12,397
Methane project, net	4,365	4,403
Other property and equipment, net	239	306
Deferred tax asset-noncurrent	8,633	9,016

Total assets	$ 42,001	$ 41,174

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)

Liabilities and Stockholders’ Equity Current liabilities
Current maturities of long-term debt	$ 122	$ 119
Accounts payable – trade	356	742
Accounts payable – other	1,557	-
Accrued liabilities	280	302
Unrealized derivative liability – current	356	748
Deferred conveyance oil and gas properties	82	490
Prepaid revenues – current	718	153
Total current liabilities	3,471	2,554

Asset retirement obligation	432	450
Prepaid revenues – noncurrent	135	700
Long term debt, less current maturities	10,017	10,062
Unrealized derivative liability – noncurrent	45	565
Total liabilities	14,100	14,331

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 60,687,413 and 59,760,661 shares issued and outstanding	61	60
Additional paid –in capital	55,330	55,277
Accumulated deficit	(27,490)	(28,494)
Total stockholders’ equity	27,901	26,843

Total liabilities and stockholders’ equity	$ 42,001	$ 41,174

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues and other income
Oil and gas revenues	$ 3,288	$ 2,352	$ 6,141	$ 4,250
Pipeline transportation revenues	3	2	1	4
Total revenues	3,291	2,354	6,142	4,254

Cost and other deductions
Production cost and taxes	1,535	1,310	2,850	2,374
Depletion, depreciation and amortization	628	483	1,151	959
General and administrative cost	509	406	1,001	834
Public relations	8	25	16	40
Professional fees	43	56	135	220
Total cost and other deductions	2,723	2,280	5,153	4,427

Net income (loss) from operations	568	74	989	(173)

Other income (expense)
Interest expense	(174)	(155)	(352)	(309)
Gain (loss) on derivatives	721	-	883	-
Total other income (expenses)	547	(155)	531	(309)

Income tax expense	(379)	-	(516)	-

Net income (loss)	$ 736	$ (81)	$ 1,004	$ (482)

Net income (loss) per share
Basic and diluted	$ 0.01	$ (0.00)	$ 0.02	$ (0.01)

Shares used in computing earnings per share
Basic	60,514,781	59,357,804	60,139,804	59,354,252
Diluted	60,614,781	59,357,804	60,239,804	59,354,252

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	59,760,661	$ 60	$ 55,277	$ (28,494)	$ 26,843

Net Income	-	-	-	1,004	1,004

Option & Compensation Expense	-	-	39	-	39

Shares Issued for Exercise of Options	926,752	1	14	-	15

Balance, June 30, 2010 (Unaudited)	60,687,413	$ 61	$ 55,330	$ (27,490)	$ 27,901

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the six months ended
	June 30, 2010	June 30, 2009

Operating activities
Net loss/income	$ 1,004	$ (482)
Adjustments to reconcile net loss/income to net cash used in operating activities:
Depletion, depreciation, and amortization	1,151	959
Amortization of loan fees interest expense	52	-
Accretion asset retirement obligation	25	(41)
Compensation and services paid in stock options and stock	39	115
Deferred tax expense	516	-
Unrealized loss (gain) on derivatives	(912)	-
Changes in assets and liabilities:
Accounts receivables	(131)	167
Participants receivables	1	7
Accounts receivable – related party	(1,557)	-
Inventory	(39)	(82)
Other current assets	(45)	-
Accounts payable-trade	(386)	(2)
Accounts payable-other	1,557	-
Accrued liabilities	(22)	(94)
Settlement on Asset Retirement Obligation	(50)	-
Net cash provided by operating activities	1,203	547
Investing activities
Additions to pipeline facilities	-	(4)
Additions to other property & equipment	-	(143)
Net additions to oil and gas properties	(1,039)	(181)
Additions to Methane project	-	(173)
Net cash used in investing activities	(1,039)	(501)
Financing activities
Proceeds from borrowings	-	143
Repayments of borrowings	(61)	(92)
Proceeds from exercise of warrants & options	15	3
Net cash provided by (used in) financing activities	(46)	54

Net change in cash and cash equivalents	118	100
Cash and cash equivalents, beginning of period	422	245
Cash and cash equivalents, end of period	$ 540	$ 345

Supplemental cash flow information:
Interest paid	$ 300	$ 309
Supplemental non-cash investing and financing activities: Financed Company vehicles	$ 19	-

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)    Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Tennessee corporation (“Tengasco” or the “Company”).  The Company is in the business of exploration and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas production is the Swan Creek Field in Tennessee.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Realization of deferred tax assets is contingent on the generation of future taxable income.  As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recovered.

At December 31, 2009 federal net operating loss carry forwards amounted to approximately $18.9 million which expire between 2012 and 2024. The total deferred tax asset at June 30, 2010 and December 31, 2009 was $8.8 million and $9.3 million, respectively.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of June 30, 2010, and December 31, 2009.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)    Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share, basic income (loss) per share is based on 60,514,781 and 59,357,804 weighted average shares outstanding for the quarters ended June 30, 2010, and June 30, 2009 respectively and 60,139,804 and 59,354,252 weighted average shares outstanding for the six months ended June 30, 2010 and June 30, 2009 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the quarter ended and six months ended June 30, 2010. Dilutive shares outstanding at June 30, 2009 consisted of 2,234,000 shares related to outstanding options. These shares were not included in the Earnings per Share for the quarter ended and six months ended June 30, 2009 as they were anti-dilutive.

(4)   Recent Accounting Pronouncements

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Wall Street Reform Act”) was signed into law.  The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002.  Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor.  Disclosure of management’s attestation on internal controls over financial reporting under existing Section 404(a) is still required for nonaccelerated filers.

In February, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events.  The amendment was made to address concerns about conflicts with SEC guidance and other practice issues.  Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers.  While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.  The Company does not believe the changes have a material impact on its results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update requires more robust disclosures about valuation techniques and inputs to fair value measurements.  The update is effective for interim and annual reporting periods beginning

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

after December 15, 2009.  This update had no material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued ASC 855-10-50, “Subsequent Events”, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the preparation of the financial statements. The final rules were effective for interim and annual reports issued after June 15, 2009.  The Company has adopted the policy effective September, 2009.  There was no material effect on the Company’s consolidated financial statements as a result of the adoption.

In June 2009, the FASB issued ASC 105, Codification which establishes FASB Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The final rule was effective for interim and annual reports issued after September 15, 2009. The Company has adopted the policy effective September 30, 2009. There was no material effect on the presentation of the Company’s consolidated financial statements as a result of the adoption of ASC 105.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements (“Modernization of Oil and Gas Reporting”).  In January 2010, the FASB released ASU 2010-03, Extractive Activities - Oil and Gas (“Topic 932”); Oil and Gas Reserve Estimation and Disclosures, aligning U.S. GAAP standards with the SEC’s new rules.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period; (b) the ability to include nontraditional resources in reserves; (c) the use of new technology for determining reserves; and (d) permitting disclosure of probable and possible reserves.  The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  ASU 2010-03 is effective for annual periods ending on or after December 31, 2009.  Adoption of Topic 932 did not have a material impact on the Company’s results of operations or financial position. In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities-Oil & Gas: Amendments to Paragraph 932-10-S99-1.  This ASU amends terminology as defined in Topic 932-10-S99-1.

(5)     Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Ten

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Under the terms of the Ten Well Program, Hoactzin was to pay the Company $0.4 million for each well drilled in the Ten Well Program completed as a producing well and $0.25 million for each well that was non-productive. The terms of the Ten Well Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 57 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years from initial production solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net proceeds it receives from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project proceeds when applied may result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to an additional agreement with the Company was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned and operated by Republic Services in Church Hill, Tennessee (the "Methane Project"). Revenues from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

in the Ten Well Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.  On September 17, 2007, the Company also entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By June 30, 2010, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $0.94 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance, if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 1.35 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced.  Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

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

However, as of June 30, 2010 revenues from the Ten Well Program have resulted in 76% of the Purchase Price having already been reached. Accordingly, it is highly unlikely that any requirement to issue preferred stock will arise in 2010 or any succeeding years.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin.  On that same date, the Company also entered into an agreement with Charles Patrick McInturff employing him as a Vice-President of the Company.  Pursuant to the Management Agreement with Hoactzin, Mr. McInturff’s duties while he is employed as Vice President of the Company will include the management on behalf of Hoactzin of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana.

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

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $14.5 million for the purpose of covering plugging and abandonment obligations for operated properties located in federal offshore waters in favor of both the Minerals Management Service and certain private parties.  In connection with the issuance of these bonds, the Company entered into a Payment and Indemnity Agreement with IndemCo that guarantees payment of any bonding liabilities incurred by IndemCo.  Dolphin Direct Equity Partners, LP co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo and also provided $6.5 million in collateral in the form of cash and a letter of credit to IndemCo.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  At December 31, 2009, no vendor payables related to the Management Agreement were recorded by the Company because the amounts were insignificant.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the second quarter 2010 in the amount of $1,557,000.  Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2010 under “Accounts payable – other” and “Accounts receivable – related party”.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  The Company has neither made any payments to vendors from

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

its own funds nor incurred any losses related to the execution of its duties under the Management Agreement.   However, no assurances can be made that the Company will not be called upon to make such payments in the future.  In the event the Company were to make such payments, the Company believes that all such payments would be reimbursed either directly from Hoactzin under the Management Agreement, or indirectly by offsetting revenues payable to Hoactzin under the Ten Well Program.

(6)  Deferred Conveyance/Prepaid Revenues

The Company has adopted a deferred conveyance/prepaid revenues presentation of the transactions between the Company and Hoactzin Partners, L.P. on September 17, 2007 to more clearly present the effects of the three-part transaction consisting of the Ten Well Program, the Methane Project and a contingent exchange option agreement.  To reflect the deferred conveyance, the Company allocated $0.85 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  The Ten Well Program at inception was $3 million and the prepaid revenues were $0.85 million.

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

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2009 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.  As required by SEC regulations, these calculations were made using commodity prices based on the average of the price on the first day of each month for the period January through December 2009. The table below reflects eventual pay as occurring through the realization of proceeds at a price of approximately $53.81 per barrel used in the reserve report dated December 31, 2009.

Reserve Information for Ten Well Program Interests For Year Ended December 31, 2009

	Barrels Attributable to Party’s Interest MBbl	Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Attributable to Party’s Interest (in thousands)
Tengasco	29.5	$ 706	$ 432
Hoactzin Partners, L.P.	88.5	$ 2,118	$ 1,295

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of June 30, 2010, the original invested amount of $3.85 million has been reduced to $0.94 million.  This amount is the total of the deferred conveyance of $0.08 million and the prepaid revenue account of $0.85 million. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock was only exercisable to the extent Hoactzin’s investment had not been reduced by 25% by the end of 2009. For each year after 2009 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option.  Consequently, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred stock until the year ending December 31, 2011 at the earliest. All of the $2.9 million paid from the program has been from the Ten Well Program and the deferred conveyance account has been reduced from $3 million to $0.08 million.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.   From inception of the project through December 31, 2010, the Company projects that the original $3.85 million Purchase Price will be reduced by 86% to $0.5 million.  For the year ending December 31, 2011, the amount is projected to be reduced to zero. As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests.  These projections are based upon expected production levels from the oil wells in the Ten Well Program and an estimated 400 Mcf/day production from the Methane Project using a $53.81 oil price and a $5 per Mcf gas sales price net of operating expenses.   The projection will vary with the actual oil and gas prices, production volumes, and expenses experienced in 2010 and 2011.  Based on these projections the Company considers that it is unlikely that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the deferred conveyance liability and the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount.

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

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	June 30, 2010	December 31, 2009
Oil and gas properties, at cost	$ 24,789	$ 24,182
Unevaluated properties	140	109
Accumulated depletion	(12,748)	(11,931)
Oil and gas properties, net	$ 12,181	$ 12,360

The Company recorded $0.8 million in depletion expense for the first six months of 2010 and $0.6 million in the first six months of 2009.

(8)     Asset Retirement Obligation

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized. In 2009, the retirement obligation for the Albers #2 SWD was recognized using a credit adjusted risk free rate of 8%. During 2010, the retirement obligations for the Veverka C#2, Veverka B#3, and Albers B#1 were recognized using a credit adjusted risk free rate of 6%.  In addition, the Iannitti #2, #3, #4, #5, #6, #7, #8, the Urban K#7 and the Oetkin #4 and #5 were plugged and therefore removed from the Asset Retirement Obligation liability.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(10)     Bank Debt

At June 30, 2010, the Company had a revolving credit facility with Sovereign Bank of Dallas, Texas (“Sovereign”).  On July 30, 2010, Sovereign assigned the revolving credit facility at the Company’s request to F&M Bank & Trust Company (“F&M Bank”).  F&M Bank and the Company simultaneously amended the assigned credit facility.

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $20 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company’s initial borrowing base with Sovereign was set at $7 million.  On June 2, 2008, the Company’s borrowing base was raised by Sovereign as a result of its review of the Company’s owned producing properties to $11 million at that time the interest rate was set to the greater of prime plus 0.25% or 6% per annum. On January 19, 2009 the Company entered into an amendment to its credit facility with Sovereign which established a monthly commitment reduction of $0.15 million.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver from Sovereign Bank for noncompliance of these covenants for the quarter ended September 30, 2009. As of June 30, 2010, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

On February 23, 2010, the Company entered into an amendment to its credit facility with Sovereign which reduced the monthly commitment reduction from $0.15 million to $0.1 million.  The amendment also changed the maturity date to June 30, 2011.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11 million to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per annum, eliminated the monthly commitment reduction, and changed the maturity date to January 27, 2012.

The next borrowing base review will take place in January 2011.  The total borrowing by the Company under the facility at June 30, 2010 and December 31, 2009 was $9.9 million.  The Company has not undertaken any additional borrowing under the borrowing base through the date of this Report.

Tengasco, Inc. and Subsidiaries
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

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million.  Methane gas produced by the project facilities was initially mixed in the Company’s pipeline and delivered and sold to Eastman Chemical Company (“Eastman”) under the terms of the Company’s natural gas purchase and sale agreement with Eastman. The gas supply from this landfill is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, estimated by Republic to occur in 2041.  Gas production is expected to continue in commercial quantities up to 10 years after closure of the landfill.

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provides for the sale of up to 600 MMBtu per day.  The contract was effective September 1, 2009 and ends July 31, 2014. The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.  MMC’s plant is physically capable of producing a daily quantity of approximately 400 MMBtu of methane from the Carter Valley landfill at the raw gas volumes currently being supplied by the landfill when the plant is in operation for a full 24 hours per day.  During the quarter ended June 30, 2010, the facility produced and sold approximately 27,000 MMBtu of methane gas for an average of 300 MMBtu per day. During the quarter ended March 31, 2010 the facility produced and sold approximately 19,600 MMBtu of methane gas for an average 220 MMBtu per day.

(12)   Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to unadjusted quoted prices in active markers for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include:
•Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable for the asset or liability;
•Inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 inputs to the valuation methodology are unobservable for the asset or liability and generally require fair value assumptions by management.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Derivative liabilities	$ -	$ 401	$ -
Total liabilities at fair value	$ -	$ 401	$ -

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(13)   Derivatives

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that currently constitutes approximately two-thirds of the Company’s daily production.

This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor an $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX. While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.

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

This agreement was primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing at least some upside if prices increase above the cap.  If lower oil prices return, this agreement may allow the Company to maintain production levels of crude oil by enabling the Company to perform some ongoing polymer or other workover treatments on then existing producing wells in Kansas.

As of June 30, 2010, the Company’s open forward positions on our outstanding “costless collar” agreement, all of which are with Macquarie Bank Limited (“Macquarie”), were as follows (Fair value is based on methodology described in footnote 12 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at June 30, 2010
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)

3rd Qtr 2010	9,500	28,500	$60.00-$81.50	$ (34)
4th Qtr 2010	9,500	28,500	$60.00-$81.50	$ (95)
1st Qtr 2011	7,375	22,125	$60.00-$81.50	$ (103)
2nd Qtr 2011	7,375	22,125	$60.00-$81.50	$ (124)
3rd Qtr 2011	7,375	7,375	$60.00-$81.50	$ (45)
				$ (401)

			Current Liability	$ (356)
			Non-current Liability	$ (45)

Tengasco, Inc. and Subsidiaries

Management has engaged Risked Revenue Energy Associates to perform an independent valuation which confirmed the amounts provided by Macquarie.  The Fair Value amounts noted in the above table are based on the Risked Revenue Energy Associates valuation.  The Company records changes in the unrealized derivative asset or liability as a Gain (loss) on derivatives in the Consolidated Statements of Operations.

In May 2010, the Company made a $29,000 settlement payment to Macquarie because the April 2010 settlement price was above the $81.50 per barrel cap. This realized loss is recorded as a Gain (loss) on derivatives in the Consolidated Statement of Operations. Through June 30, 2010 no other settlement payments have been required under the agreement as WTI NYMEX prices through that date remained within the collar.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2010, the Company sold 104 MBbl of oil from its Kansas wells. Of the 104 MBbl, 77 MBbl were net to the Company after required payments to all of the drilling program participants and royalty interests.  The Company’s net sales for the first six months of 2010 of 77 MBbl of oil compares to 88 MBbl net to the Company’s interest in the first six months of 2009. The Company’s net revenue from the Kansas properties was $5.6 million in the first six months of 2010 compared to $3.9 million in 2009. This increase was due to an increase in oil prices from an average of $44.13 per barrel in 2009 to an average of $71.01 per barrel in 2010 partially offset by an 11 MBbl reduction in sales volumes during 2010.  The Company’s sales from Tennessee included $0.2 million from Swan Creek and $0.3 million from the Manufactured Methane project.

Comparison of the Quarters Ended June 30, 2010 and 2009.

The Company recognized $3.3 million in revenues during the second quarter of 2010 compared to $2.4 million in the second quarter of 2009. The increase in revenues was primarily due to an increase in oil prices in 2010.  Kansas oil prices in the second quarter of 2010 averaged $70.78 per barrel compared to $52.52 per barrel in the second quarter of 2009. The Company realized net income attributable to common shareholders of $0.7 million or $0.01 per share of common stock during the second quarter of 2010, compared to a net loss in the second quarter of 2009 to common shareholders of $(0.1) million or $(0.00) per share of common stock. In the second quarter of 2010, the Company had income from operations of $0.6 million compared to income from operations of $0.1 million in the second quarter of 2009. Production costs and taxes in the second quarter of 2010 increased to $1.5 million from $1.3 million in the second quarter of 2009.

Tengasco, Inc. and Subsidiaries

Depletion, depreciation, and amortization expense was $0.6 million and $0.5 million for the second quarters of 2010 and 2009 respectively.

General and administrative, public relations, and professional fees were $0.6 million for the second quarter of 2010 and $0.5 million for the second quarter of 2009.

During the second quarter of 2010, the Company recorded a $0.75 million non-cash unrealized gain on derivatives. There were no derivative transactions in place during the second quarter of 2009.  Interest expense was $0.17 million and $0.16 million for the second quarters of 2010 and 2009 respectively.

Comparison of the Six Months Ended June 30, 2010 and 2009.

The Company recognized $6.1 million in revenues during the first six months of 2010 compared to $4.3 million in the first six months of 2009.  The increase in revenues was primarily due to an increase in oil prices in 2010.  Oil prices in the first six months of 2010 averaged $71.01 per barrel compared to $44.13 per barrel in the first six months of 2009.  The Company realized net income attributable to common shareholders of $1.0 million or $0.02 per share of common stock during the first six months of 2010 compared to a net loss in the first six months of 2009 to common shareholders of $(0.5) million or $(0.01) per share of common stock.  During the first six months of 2010, the Company had income from operations of $1.0 million compared to a loss from operations of $(0.2) million during the first six months of 2009.

Production cost and taxes in the first six months of 2010 increased to $2.85 million from $2.4 million in the first six months of 2009.

Depletion, depreciation, and amortization expense for the first six months of 2010 was $1.2 million compared to $1.0 million in the first six months of 2009.

During the first six months of 2010, the Company recorded a $0.9 million non-cash unrealized gain on derivatives.  There were no derivative transactions in place during the first six months of 2009.  Interest expense was $0.4 million and $0.3 million for the first six months of 2010 and 2009 respectively.

Liquidity and Capital Resources

At June 30, 2010, the Company had a revolving credit facility with Sovereign Bank of Dallas, Texas (“Sovereign”).  On July 30, 2010, Sovereign assigned the revolving credit facility at the Company’s request to F&M Bank & Trust Company (“F&M Bank”).  F&M Bank and the Company simultaneously amended the assigned credit facility.

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $20 million or the

Tengasco, Inc. and Subsidiaries

Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company’s initial borrowing base with Sovereign was set at $7 million.  On June 2, 2008, the Company’s borrowing base was raised by Sovereign as a result of its review of the Company’s owned producing properties to $11 million at that time the interest rate was set to the greater of prime plus 0.25% or 6% per annum. On January 19, 2009 the Company entered into an amendment to its credit facility with Sovereign which established a monthly commitment reduction of $0.15 million.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver from Sovereign Bank for noncompliance of these covenants for the quarter ended September 30, 2009. As of June 30, 2010, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

On February 23, 2010, the Company entered into an amendment to its credit facility with Sovereign which reduced the monthly commitment reduction from $0.15 million to $0.1 million.  The amendment also changed the maturity date to June 30, 2011.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per annum, eliminated the monthly commitment reduction, and changed the maturity date to January 27, 2012.

The next borrowing base review will take place in January 2011.  The total borrowing by the Company under the facility at June 30, 2010 and December 31, 2009 was $9.9 million.  The Company has not undertaken any additional borrowing under the borrowing base through the date of this report.

Although the Company has not been required as of the date of this Report to make any payment of principal, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices, that the lender will not in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, the lender may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.

Tengasco, Inc. and Subsidiaries

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

During the first six months, net cash provided by operating activities was $1.2 million in 2010 and $0.55 million in 2009.  The increase of cash provided by operating activities from 2009 to 2010 was primarily due to higher product prices received during 2010 compared to 2009.  Cash flow used for working capital was $0.7 million in 2010 and no significant cash was used for or provided by working capital in 2009.  Net cash used in investing activities was $1.0 million in 2010 and $0.5 million in 2009.  The increase in investing activities was primarily due to drilling and polymer work performed in 2010.  In the first six months of both 2010 and 2009, no significant cash was provided by or used in financing activities.

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

Oil and Gas Reserves / Depletion of Oil and Gas Properties

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of costs relating to proved reserves and estimated costs of plugging and abandonment, and net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.

Tengasco, Inc. and Subsidiaries

Asset Retirement Obligations

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized. In 2009, the retirement obligation for the Albers #2 SWD was recognized using a credit adjusted risk free rate of 8%. During 2010, the retirement obligations for the Veverka C#2, Veverka B#3, and Albers B#1 were recognized using a credit adjusted risk free rate of 6%.  In addition, the Iannitti #2, #3, #4, #5, #6, #7 and #8, the Urban K#7, and the Oetkin #4 and #5 were plugged and therefore removed from the Asset Retirement Obligation liability.  The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company’s Borrowing Base under its Credit Facility may be reduced by the lender.

The borrowing base under the Company’s revolving credit facility will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.   Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.   If cash flow from operations or the Company’s borrowing base decrease for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, it would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could

Tengasco, Inc. and Subsidiaries

cause the Company to default under its revolving credit facility.  As of June 30, 2010, the Company’s borrowing base was set at $10.6 million dollars of which $9.9 million had been drawn down by the Company.  On July 30, 2010, the borrowing base was increased to $14 million of which $9.9 million had been drawn by the Company as of the date of this report.  The Company’s next periodic borrowing base review is scheduled to occur in January 2011.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices during the first six months of 2010 ranged from a low of $67.07 per barrel to a high of $77.36 per barrel.   Swan Creek gas prices ranged from a monthly low of $3.38 per Mcf to a monthly high of $5.12 per Mcf during the same period.   In order to help mitigate commodity price risk, the Company has entered into a long term fixed price contract for MMC gas sales.  In addition the Company has entered into a derivative agreement on a specified number of barrels of oil that currently constitutes about two-thirds of the Company’s daily production.

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

On July 28, 2009 the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that currently constitutes about two-thirds of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX.  While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.

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

Tengasco, Inc. and Subsidiaries

 be required to pay the Company the deficit of the settlement price below the floor times the monthly volumes hedged.

This agreement was primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return, while providing some upside if prices increase above the cap.  If lower oil prices return, this agreement may help to maintain the Company’s production levels of crude oil by enabling the company to perform some ongoing polymer or other workover treatments on then-existing producing wells in Kansas.

Interest Rate Risk

At June 30, 2010, the Company had debt outstanding of $10.1 million including, as of that date, $9.9 million owed on its credit facility. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 6% per annum.  During the first six months of 2010, all interest on credit facility borrowings was calculated using 6%.  The Company’s debt owed to other parties of $0.2 million has fixed interest rates ranging from 5.5% to 8.25%.  The annual impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the credit facility would be approximately $59,400 assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2010. The Company did not have any open derivative contracts relating to interest rates at June 30 of 2009 or 2010.

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

Tengasco, Inc. and Subsidiaries

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

Changes in Internal Controls

During the period covered by this report, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Tengasco, Inc. and Subsidiaries

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

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

Dated: August 13, 2010

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By: s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2010.

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

Dated:  August 13, 2010

By: s/Jeffrey R. Bailey

Jeffrey R. Bailey Chief Executive Officer

Exhibit 31.2                         CERTIFICATION

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter June 30,2010.

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

Dated: August 13, 2010

By: s/ Michael J. Rugen

       Michael J. Rugen Chief Financial Officer

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

      Dated: August 13, 2010

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

      Dated: August 13, 2010

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer