Form 10-Q
period 2010-09-30
TENGASCO INC
filed 2010-11-12
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,687,413 common shares at November 1, 2010.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)

Assets

Current
Cash and cash equivalents	$ 371	$ 422
Accounts receivable	1,276	1,148
Accounts receivable – related party	1,235	-
Inventory	564	581
Deferred tax asset-current	167	254
Other current assets	42	20
Total current assets	3,655	2,425

Restricted cash	121	121
Loan fees, net	121	146
Oil and gas properties, net (on the basis of full cost accounting)	12,904	12,360
Pipeline facilities, net	12,103	12,397
Methane project, net	4,346	4,403
Other property and equipment, net	234	306
Deferred tax asset-noncurrent	8,489	9,016

Total assets	$ 41,973	$ 41,174

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)

Liabilities and Stockholders’ Equity Current liabilities
Current maturities of long-term debt	$ 128	$ 119
Accounts payable – trade	702	742
Accounts payable – other	1,235	-
Accrued liabilities	470	302
Unrealized derivative liability – current	490	748
Deferred conveyance oil and gas properties	-	490
Prepaid revenues – current	766	153
Total current liabilities	3,791	2,554

Asset retirement obligation	435	450
Prepaid revenues – noncurrent	-	700
Long term debt, less current maturities	9,621	10,062
Unrealized derivative liability – noncurrent	-	565
Total liabilities	13,847	14,331

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 60,687,413 and 59,760,661 shares issued and outstanding	61	60
Additional paid –in capital	55,367	55,277
Accumulated deficit	(27,302)	(28,494)
Total stockholders’ equity	28,126	26,843

Total liabilities and stockholders’ equity	$ 41,973	$ 41,174

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$ 3,286	$ 2,585	$ 9,429	$ 6,839

Cost and other deductions
Production cost and taxes	1,551	1,352	4,401	3,726
Depletion, depreciation and amortization	650	459	1,801	1,418
General and administrative cost	561	495	1,714	1,590
Total cost and other deductions	2,762	2,306	7,916	6,734

Net income (loss) from operations	524	279	1,513	105

Other income (expense)
Interest expense	(164)	(166)	(516)	(474)
Gain (loss) on derivatives	(89)	(562)	794	(562)
Gain (loss) on sale of assets	15	-	15	-
Total other income (expenses)	(238)	(728)	293	(1,036)

Income tax expense	(98)	-	(614)	-

Net income (loss)	$ 188	$ (449)	$ 1,192	$ (931)

Net income (loss) per share
Basic and diluted	$ 0.00	$ (0.01)	$ 0.02	$ (0.02)

Shares used in computing earnings per share
Basic	60,687,413	59,360,661	60,324,346	59,356,412
Diluted	60,687,413	59,360,661	60,640,811	59,356,412

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	59,760,661	$ 60	$ 55,277	$ (28,494)	$ 26,843

Net Income	-	-	-	1,192	1,192

Option & Compensation Expense	-	-	76	-	76

Shares Issued for Exercise of Options	926,752	1	14	-	15

Balance, September 30, 2010 (Unaudited)	60,687,413	$ 61	$ 55,367	$ (27,302)	$ 28,126

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the nine months ended
	September 30, 2010	September 30, 2009

Operating activities
Net income (loss)	$ 1,192	$ (931)
Adjustments to reconcile net loss/income to net cash used in operating activities:
Depletion, depreciation, and amortization	1,801	1,418
Amortization of loan fees interest expense	75	-
Accretion asset retirement obligation	36	(54)
Loss (gain) on sale of assets	(15)	-
Compensation and services paid in stock options and stock	76	159
Deferred tax expense	614	-
Unrealized loss (gain) on derivatives	(823)	562
Changes in assets and liabilities:
Accounts receivables	(128)	80
Accounts receivable – related party	(1,235)	-
Inventory	17	(44)
Other current assets	(22)	-
Accounts payable-trade	(39)	143
Accounts payable-other	1,235	-
Accrued liabilities	168	(62)
Settlement on asset retirement obligation	(60)	-
Net cash provided by operating activities	2,892	1, 271
Investing activities
Additions to pipeline facilities	(22)	(228)
Additions to other property & equipment	(16)	-
Net additions to oil and gas properties	(2,400)	(478)
Additions to methane project	-	(184)
Net cash used in investing activities	(2,438)	(890)
Financing activities
Repayments of borrowings	(470)	(121)
Loan fees	(50)	-
Proceeds from exercise of warrants & options	15	3
Net cash used in financing activities	(505)	(118)

Net change in cash and cash equivalents	(51)	263
Cash and cash equivalents, beginning of period	422	245
Cash and cash equivalents, end of period	$ 371	$ 508

Supplemental cash flow information:
Cash interest payments	$ 441	$ 475
Supplemental non-cash investing and financing activities: Financed Company vehicles	$ 44	$ 197

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company has elected to enter into a sweep account arrangement allowing excess cash balances to be used to temporarily pay down the credit facility, thereby, reducing overall interest cost.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

 (2)    Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.  Temporary differences result principally from federal and state net operating loss carry-forwards, differences in oil and gas property values resulting from a 2008 ceiling test write down, and differences in methods of reporting depreciation and amortization.

Realization of deferred tax assets is contingent on the generation of future taxable income.  As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recovered.

At December 31, 2009, federal net operating loss carry forwards amounted to approximately $18.9 million which expire between 2012 and 2024. The total deferred tax asset at September 30, 2010 and December 31, 2009 was $8.7 million and $9.3 million, respectively.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of September 30, 2010, and December 31, 2009.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)    Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share, basic income (loss) per share is based on 60,687,413 and 59,360,661 weighted average shares outstanding for the quarters ended September 30, 2010, and September 30, 2009 respectively and 60,324,346 and 59,356,412 weighted average shares outstanding for the nine months ended September 30, 2010 and September 30, 2009 respectively. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the quarter ended and nine months ended September 30, 2010. Dilutive shares outstanding at September 30, 2009 consisted of 2,234,000 shares related to outstanding options. These shares were not included in the earnings per share for the quarter ended and nine months ended September 30, 2009 as they were anti-dilutive.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements (“Modernization of Oil and Gas Reporting”).  In January 2010, the FASB released ASU 2010-03, Extractive Activities - Oil and Gas (“Topic 932”); Oil and Gas Reserve Estimation and Disclosures, aligning U.S. GAAP standards with the SEC’s new rules.  Many of the revisions were updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period; (b) the ability to include nontraditional resources in reserves; (c) the use of new technology for determining reserves; and (d) permitting disclosure of probable and possible reserves.  The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  ASU 2010-03 is effective for annual periods ending on or after December 31, 2009.  Adoption of Topic 932 did not have a material impact on the Company’s results of operations or financial position. In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities-Oil & Gas: Amendments to Paragraph 932-10-S99-1.  This ASU amends terminology as defined in Topic 932-10-S99-1.

Tengasco, Inc. and Subsidiaries
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

Under the terms of the Ten Well Program, Hoactzin paid the Company $0.4 million for each well drilled in the Ten Well Program completed as a producing well and $0.25 million for each well that was non-productive. The terms of the Ten Well Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% of working interest revenues when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 46 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point in approximately four years from initial production solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it receives from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project net profits when generated and applied may result in the Payout Point being achieved sooner than the estimated four year period based solely upon revenues from the Program wells. As discussed below, no Methane Project net profits have been generated or paid to Hoactzin through September 30, 2010.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to an additional agreement with the Company was conveyed a 75%

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned and operated by Republic Services in Church Hill, Tennessee (the "Methane Project"). Revenues from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  Through September 30, 2010, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no payments were due.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits as defined in the agreement have been generated from project startup in April, 2009 through September 30, 2010 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

  On September 17, 2007, the Company also entered into an additional agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By September 30, 2010, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $0.77 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance, if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5% net profits interest that was agreed to occur upon the receipt of 135% of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced.  Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

Under this exchange agreement, if no proceeds at all were received by Hoactzin through 2009 or in any year thereafter (i.e. a worst-case scenario already highly unlikely in view of the

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

success of the Program), then Hoactzin would have an option to exchange 20% of its interest in the Methane Project in 2010 and each year thereafter for preferred stock with liquidation value of 100% of the Purchase Price (not 135%) convertible at the trailing average price before each year’s issuance of the preferred stock.  The maximum number of common shares into which all such preferred stock could be converted cannot be calculated given the formulaic determination of conversion price based on future stock price.  However, as of September 30, 2010 revenues from the Ten Well Program have resulted in 80% of the Purchase Price having already been reached. As noted above, no Methane Project net profits interest payments have been made to Hoactzin and the 80% of Purchase Price already reached has been accomplished solely from the Ten Well Program. Accordingly, it is highly unlikely that any requirement to issue preferred stock will arise in 2010 or any succeeding years.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  At December 31, 2009, no vendor payables related to the Management Agreement were recorded by the Company because the amounts were insignificant.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the third quarter 2010 in the amount of $1.2 million.   Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2010 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been or is expected to be used, by the Company in connection with its obligations under the Management Agreement.  Hoactzin’s obligations to vendors reflected in the account receivable from Hoactzin in the Company’s filings have been reduced by Hoactzin from approximately $1.71 million at March 31, 2010 to $1.56 million at June 30, 2010 to $1.24 million at September 30, 2010, and the Company expects that Hoactzin will fully satisfy these obligations with its own resources.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

As of September 30, 2010, the original invested amount of $3.85 million has been reduced to $0.77 million which is reflected in “Prepaid revenues – current”. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock was only exercisable to the extent Hoactzin’s investment had not been reduced by 25% by the end of 2009. For each year after 2009 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option.  Consequently, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred stock until the year ending December 31, 2011 at the earliest. All of the $3.1 million paid has been from the Ten Well Program with no payments made from the Methane Project, reducing the deferred conveyance account from $3 million to zero. The remaining payments will be applied against the prepaid revenue account.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.   From inception of the project through December 31, 2010, the Company projects that the original $3.85 million Purchase Price will be reduced by 86% to $0.6 million.  For the year ending December 31, 2011, the amount is projected to be

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

reduced to zero. As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests.  These projections are based upon expected production levels from the oil wells in the Ten Well Program.  The projection will vary with the actual oil prices, production volumes, and expenses experienced in 2010 and 2011.  Based on these projections the Company considers that it is unlikely that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the deferred conveyance liability and the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount. In the event of the termination of the option to convert into preferred stock because the $3.85 million has been repaid from the Ten Well Program or Methane Project or both, the applicable oil and gas properties will be deemed to have been fully conveyed to Hoactzin and the Ten Well Program account, will be credited and the liability will be removed, as at this time the price received for the Program will be fixed and determinable.

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2010	December 31, 2009
Oil and gas properties, at cost	$ 25,983	$ 24,182
Unevaluated properties	140	109
Accumulated depletion	(13,219)	(11,931)
Oil and gas properties, net	$ 12,904	$ 12,360

The Company recorded $ 1.3 million in depletion expense for the first nine months of 2010 and $0.8 million for the first nine months of 2009.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

 In 2009, the retirement obligations for new wells were recognized using a credit adjusted risk free rate of 8%. The retirement obligations for new wells drilled in January through July 2010 were recognized using a credit adjusted risk free rate of 6%. The retirement obligations for new wells drilled after July 2010 were recognized using a credit adjusted risk free rate of 5.25%.   In addition, during 2010, 12 wells were plugged and were removed from the Asset Retirement Obligation liability.

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

(10)     Bank Debt

At September 30, 2010, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

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

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank.  The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009. As of September 30, 2010, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

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

The next borrowing base review will take place in January 2011.  The total borrowing by the Company under the facility at September 30, 2010 and December 31, 2009 was $ 9.5 million and $9.9 million respectively.

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

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provides for the sale of up to 600 MMBtu per day.  The contract was effective September 1, 2009 and ends July 31, 2014. The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.  MMC’s plant is physically capable of producing a daily quantity of approximately 400 MMBtu of methane from the Carter Valley landfill at the raw gas volumes currently being supplied by the landfill when the plant is in operation for a full 24 hours per day. MMC’s plant at Carter Valley had no production of sales methane during the quarter

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

ended September 30, 2010 and through the date of this report as a result of water intrusion and weather related issues causing MMC equipment shutdowns for repair through early August, and ongoing repairs to present date by Republic to its gas collection system to prevent oxygen intrusion which shuts down MMC’s treatment facility due to safety reasons.  We anticipate that Republic’s collection system repairs will be completed so that production will be able to resume during the first quarter of 2011, but no assurances can be made concerning when Republic’s system repairs will be concluded. During the quarter ended June 30, 2010, the facility produced and sold approximately 27,000 MMBtu of methane gas for an average of 300 MMBtu per day. During the quarter ended March 31, 2010 the facility produced and sold approximately 19,600 MMBtu of methane gas for an average 220 MMBtu per day.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Derivative liabilities	$ -	$ (490)	$ -
Total liabilities at fair value	$ -	$ (490)	$ -

(13)   Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, at September 30, 2010 these numbers of barrels now constitutes approximately half of the Company’s daily production.

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

As of September 30, 2010, the Company’s open forward positions on our outstanding “costless collar” agreement, all of which are with Macquarie Bank Limited (“Macquarie”), were as follows (Fair value is based on methodology described in footnote 12 Fair Value Measurement):

Tengasco, Inc. and Subsidiaries

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at September 30, 2010
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)

4th Qtr 2010	9,500	28,500	$60.00-$81.50	$ (81)
1st Qtr 2011	7,375	22,125	$60.00-$81.50	$ (148)
2nd Qtr 2011	7,375	22,125	$60.00-$81.50	$ (191)
3rd Qtr 2011	7,375	7,375	$60.00-$81.50	$ (70)
			Total liability	$ (490)

			Current liability	$ (490)

Management has engaged Risked Revenue Energy Associates to perform an independent valuation of the Fair Value of the Company’s open forward positions.  The Company records changes in the unrealized derivative asset or liability as a “Gain (loss) on derivatives” in the Consolidated Statements of Operations.

In May 2010, the Company made a $29,000 settlement payment to Macquarie because the April 2010 settlement price was above the $81.50 per barrel cap. This realized loss is recorded as a Gain (loss) on derivatives in the Consolidated Statement of Operations. Through September 30, 2010 no other settlement payments have been required under the agreement as WTI NYMEX prices through that date remained within the collar.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2010, the Company sold 166 MBbl of oil from its Kansas wells. Of the 166 MBbl, 123 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first nine months of 2010 of 123 MBbl of oil compares to 128 MBbl net to the Company’s interest in the first nine months of 2009. The Company’s net revenue from the Kansas properties was $8.7 million in the first nine months of 2010 compared to $6.2 million in 2009. This increase was due to an increase in oil prices from an average of $49.74 per barrel in 2009 to an average of $70.22 per barrel in 2010 partially offset by a 5 MBbl reduction in sales volumes during 2010. For the first nine months of 2010, the Company’s sales from Tennessee included $0.3 million from Swan Creek and $0.3 million from the Methane Project.

Tengasco, Inc. and Subsidiaries

Comparison of the Quarters Ended September 30, 2010 and 2009.

The Company recognized $3.3 million in revenues during the third quarter of 2010 compared to $2.6 million in the third quarter of 2009. The increase in 2010 revenues was due to a $7.68 increase in oil price and a 6 MBbl increase in oil sales volume.  Kansas oil prices in the third quarter of 2010 averaged $68.64 per barrel compared to $60.96 per barrel in the third quarter of 2009. The Company realized net income attributable to common shareholders of $0.19 million or $0.00 per share of common stock during the third quarter of 2010, compared to a net loss in the third quarter of 2009 to common shareholders of $(0.45) million or $(0.01) per share of common stock. In the third quarter of 2010, the Company had income from operations of $0.52 million compared to income from operations of $0.28 million in the third quarter of 2009. Production costs and taxes in the third quarter of 2010 increased to $1.55 million from $1.35 million in the third quarter of 2009.

Depletion, depreciation, and amortization expense was $0.65 million and $0.46 million for the third quarters of 2010 and 2009 respectively.

General and administrative costs were $0.56 million for the third quarter of 2010 and $0.5 million for the third quarter of 2009.

The Company recorded a $(0.09) million non-cash unrealized loss on derivatives for the third quarter of 2010 and a $(0.56) non-cash million unrealized loss on derivatives for the third quarter 2009. Interest expense was $0.16 million for both the third quarters of 2010 and 2009.

Comparison of the Nine Months Ended September 30, 2010 and 2009.

The Company recognized $9.4 million in revenues during the first nine months of 2010 compared to $6.8 million in the first nine months of 2009.  The increase in revenues was primarily due to an increase in oil prices in 2010.  Oil prices in the first nine months of 2010 averaged $70.22 per barrel compared to $49.74 per barrel in the first nine months of 2009.  The Company realized net income attributable to common shareholders of $1.2 million or $0.02 per share of common stock during the first nine months of 2010 compared to a net loss in the first nine months of 2009 to common shareholders of $(0.9) million or $(0.02) per share of common stock.  During the first nine months of 2010, the Company had income from operations of $1.5 million compared to income from operations of $0.1 million during the first nine months of 2009.

Production cost and taxes in the first nine months of 2010 increased to $4.4 million from $3.7 million in the first nine months of 2009.

Depletion, depreciation, and amortization expense for the first nine months of 2010 was $1.8 million compared to $1.4 million in the first nine months of 2009.

Tengasco, Inc. and Subsidiaries

The Company recorded a $0.8 million non-cash unrealized gain on derivatives for the first nine months of 2010 and a $(0.6) non-cash million unrealized loss on derivatives for the first nine months of 2009.  Interest expense was $0.52 million for the first nine months of 2010 and $0.47 million for the first nine months of 2009.

Liquidity and Capital Resources

At September 30, 2010, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

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

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank. The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009. As of September 30, 2010, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11 million to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per annum, eliminated the monthly commitment reduction, and changed the maturity date to January 27, 2012.

Tengasco, Inc. and Subsidiaries

The next borrowing base review will take place in January 2011.  The total borrowing by the Company under the facility at September 30, 2010 and December 31, 2009 was $9.5 million and $9.9 million respectively.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices, that F&M Bank will not in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.

During 2009 and 2010, the Company remained focused on production and exclusively used its cash flow to do so.  However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

During the first nine months, net cash provided by operating activities was $2.9 million in 2010 and $1.3 million in 2009.  The increase of cash provided by operating activities from 2009 to 2010 was primarily due to higher product prices received during 2010 compared to 2009.  Cash flow used for working capital was $(0.2) million in 2010 and $0.1 million was provided by working capital in 2009.  Net cash used in investing activities was $(2.4) million in 2010 and $(0.9) million in 2009.  The increase in investing activities was primarily due to an increase in drilling and polymer work performed in 2010.  In the first nine months of 2010, $(0.5) million was used in financing activities and $(0.1) million was used in financing activities during the first nine months of 2009.

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

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

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

Asset Retirement Obligations

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized. In 2009, the retirement obligation for new wells were was recognized using a credit adjusted risk free rate of 8%. The retirement obligations for new wells drilled in January through July 2010 were recognized using a credit adjusted risk free rate of 6%.  The retirement obligations for new wells drilled after July 2010 were recognized using a credit adjusted risk free rate of 5.25%.  In addition, in 2010, 12 wells plugged were removed from the Asset Retirement Obligation liability.  The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $5,000 per well. Management continues to periodically evaluate the appropriateness of these assumptions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company’s Borrowing Base under its Credit Facility may be reduced by the lender.

The borrowing base under the Company’s revolving credit facility will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.   Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in

Tengasco, Inc. and Subsidiaries

 the lenders’ practices regarding estimation of reserves.   If cash flow from operations or the Company’s borrowing base decreases for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, it would be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  As of September 30, 2010, the Company’s borrowing base was set at $14 million dollars of which $9.5 million had been drawn down by the Company.  The Company’s next periodic borrowing base review is scheduled to occur in January 2011.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices during the first nine months of 2010 ranged from a low of $67.07 per barrel to a high of $77.36 per barrel.   Swan Creek gas prices ranged from a monthly low of $3.20 per Mcf to a monthly high of $5.12 per Mcf during the same period.   In order to help mitigate commodity price risk, the Company has entered into a long term fixed price contract for MMC gas sales.  In addition the Company has entered into a derivative agreement on a specified number of barrels of oil that then constituted about two-thirds of the Company’s daily production. Due to increased production levels, at September 30, 2010 these numbers of barrels now constitutes approximately half of the Company’s daily production.

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provides for the sale of up to 600 MMBtu per day.  The contract is effective beginning with September 2009 gas production and ends July 31, 2014.  The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted about two-thirds of the Company’s daily production. Due to increased production levels, at September 30, 2010 these numbers of barrels now constitutes approximately half of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through

Tengasco, Inc. and Subsidiaries

 July 31, 2011. The prices referenced in this agreement are WTI NYMEX.  While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices. Under a “costless collar” agreement, no payment would be made or received by the Company, as long as the settlement price is between the floor price and cap price (“within the collar”).  However, if the settlement price is above the cap, the Company would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged.  Also, if the settlement price is below the floor, the counterparty would be required to pay the Company the deficit of the settlement price below the floor times the monthly volumes hedged.

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

Interest Rate Risk

At September 30, 2010, the Company had debt outstanding of $9.7 million including, as of that date, $9.5 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 6% per annum. On July 30, 2010, this rate was amended to the greater of prime plus 0.25% or 5.25% per annum.  During the first nine months of 2010, all interest on credit facility borrowings was calculated using 6% or 5.25%.  The Company’s debt owed to other parties of $0.2 million has fixed interest rates ranging from 5.5% to 8.25%.  The annual impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the credit facility would be approximately $50,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2010. The Company did not have any open derivative contracts relating to interest rates at September 30 of 2009 or 2010.

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

Tengasco, Inc. and Subsidiaries

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

Tengasco, Inc. and Subsidiaries

ITEM 1A.    RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 which is incorporated by this reference.

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

Tengasco, Inc. and Subsidiaries

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

31.1 Certification of the Chief Executive Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

31.2 Certification of the Chief Financial Officer, pursuant Exchange Act Rule, Rule 13a-14a/15d-14a.

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Tengasco, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: November 12, 2010

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2010.

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

Dated:  November 12, 2010

By: _ s/Jeffrey R. Bailey

Jeffrey R. Bailey Chief Executive Officer

Exhibit 31.2                         CERTIFICATION

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter September 30,2010.

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

Dated: November 12, 2010

By:  s/ Michael J. Rugen

       Michael J. Rugen Chief Financial Officer

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

      Dated: November 12, 2010

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

      Dated: November 12, 2010

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer