Form 10-K/A
period 2010-12-31
TENGASCO INC
filed 2011-01-24
CIK 1001614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K/A

(Amendment No. 1)

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

10-K/A - EXPLANATORY NOTE

Tengasco, Inc. (“the Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Original Report”).  The Company is filing this Amendment No. 1 on Form 10-K/A to supplement disclosures included in the following items filed in the Original Report:

•	Item 2. Properties

Reserve Analyses section

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue Recognition section

Full Cost Method of Accounting section

•	Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies (Revenue Recognition section and Oil and Gas Properties section)

Note 23. Supplemental Oil and Gas Information (unaudited) (Estimated Quantities of Oil and Gas Reserves section)

Item 2, Item 7, and Notes 1 and 23 to Consolidated Financial Statements have been replaced in their entirety with the information provided below under the respective headings to include the supplemental disclosures. Aside from the supplemental disclosures, Item 2, Item 7, and Notes 1 and 23 to Consolidated Financial Statements remained unchanged from the Original Report.

This Amendment No. 1 also includes Exhibit 99.1 Report of LaRoche Petroleum Consultants, Ltd.  This report had not been included as an exhibit to the Original Report.  This Amendment No. 1 also includes a consent from LaRoche Petroleum Consultants, Ltd.  in Exhibit 23.1 and new certifications of our Chief Executive Officer and Chief Financial Officer in Exhibit 31.1 and 31.2 and 32.1 and 32.2.

This Amendment No. 1 does not affect the Consolidated Financial Statements included in the Original Report . There are no other changes to the Original Report other than as set forth in this Amendment No. 1.  Amendment No. 1 does not reflect events occurring after filing the Original Report or modify those disclosures affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and other Company filings made with the SEC subsequent to the filing of the Original Report.

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

PRODUCING COUNTIES IN KANSAS FOR 2009

GRAHAM
ROOKS
OSBORNE
TREGO
ELLIS
RUSSELL
RUSH
BARTON
PAWNEE
STAFFORD
Top Two Producing Counties
1. Rooks
2. Trego
Tengasco Leases
N
30
0
30
60 mi

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

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2009 and 2008, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd.  (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of

Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the company on a contingent basis.

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

Historically, all drilling has primarily been funded by cash flows from operations.  At price levels used in the December 31, 2008 reserve report, cash flows generated from oil and gas properties as well as availability under the Company’s credit facility were insufficient to develop the Company’s proved undeveloped prospects within a five year period and therefore the associated proved undeveloped reserves were not included in the Company’s report at December 31, 2008.  At 2009 price levels, cash flows generated from oil and gas properties were again sufficient to develop the Company’s proved undeveloped prospects within a five year period and therefore the associated proved undeveloped reserves were included in the Company’s report at December 31, 2009.  All proved undeveloped reserves included in the Company’s report related to oil prospects in Kansas.  During 2008, oil price realization ranged from a high of $127.29 per barrel in June 2008 to a low of $31.69 per barrel in December 2008.  Prior to the significant drop in oil prices, approximately 50 MBbl of proved undeveloped reserves from the McElhaney A#1, Veverka B#1, and Veverka B#2 were converted into proved developed reserves.  During 2009, no proved undeveloped reserves were converted into proved developed reserves.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices.  The Company’s CEO and the Vice President responsible for management of properties located onshore Texas Gulf Coast and offshore Texas/Louisiana each have extensive professional engineering experience evaluating both domestic and international reserves on a well by well basis and on a company wide basis.   On a semi-annual basis, management and staff meet with LaRoche to review properties and discuss assumptions to be used in the calculation of reserves. Management reviews all information submitted to LaRoche to ensure the accuracy of the data.  Management also reviews and compares the final report from LaRoche with the Company’s in-house reserve calculations and discusses any differences with LaRoche.

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

Tennessee

In 2009 the Company did not drill any new wells in the Swan Creek Field.  The Company believes that drilling new gas wells in the Swan Creek Field itself will not contribute to achieving any significant increase in daily gas production totals from the Field. As a result, the Company does not have any plans at the present time to drill any new gas wells in the Swan Creek Field

Gross and Net Wells

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Natural gas meters are placed at the customer’s location and usage is billed each month.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.

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

Costs, however, associated with production and general corporate activities are expensed in the period incurred.  Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties.  Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center.  Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.  The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying an average price (arithmetic average of the beginning of the month prices for the prior 12 months) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and  (b) cost of properties not being amortized; and (c) the lower of cost or estimated fair value of unproven properties included in the cost being amortized.  Prior to the year ending December 31, 2009, the ceiling limitation was calculated using the year-end price.  The change from using the year-end price to using the average price was based on adoption of ASU 2010-03, Extractive Activities – Oil and Gas (“Topic 932”);

 Oil and Gas Reserve Estimation and Disclosures (see page 48 of the Recent Accounting Pronouncements section).

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

Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Natural gas meters are placed at the customer’s location and usage is billed each month.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.

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

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized (ceiling),  Prior to the year ending December 31, 2009, the ceiling was calculated using the year end price. The change from using the year-end price to using the average price was based on adoption of ASU 2010-03, Extractive Activities – Oil and Gas (“Topic 932”); Oil and Gas Reserve Estimation and Disclosures (see page F-15 of the Recent Accounting Pronouncements section).

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

Management evaluates the likelihood of realization for such assets at year end providing a valuation allowance for any such amounts not likely to be recovered in future periods.  The Company currently has a net operating loss carry forward of $15.5 million.

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

Note 23.  Supplemental Oil and Gas Information (unaudited)
Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

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

	Oil (MBbls)	Gas (MMcf)	MBOE

Proved reserves at December 31, 2006	1,712	1,307	1,930
Revisions of previous estimates (1)	700	(46)	692
Improved recovery	19	-	19
Purchase of reserves in place	16	-	16
Extensions and discoveries	14	-	14
Production	(185)	(127)	(206)
Sales of reserves in place	-	-	-

Proved reserves at December 31, 2007	2,276	1,134	2,465
Revisions of previous estimates (2)	(1,313)	(120)	(1,333)
Improved recovery	59	-	59
Purchase of reserves in place	234	-	234
Extensions and discoveries	154	-	154
Production	(162)	(104)	(180)
Sales of reserves in place	-	-

Proved reserves at December 31, 2008	1,248	910	1,399
Revisions of previous estimates (3)	1,203	(721)	1,084
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	-	-	-
Production	(171)	(73)	(183)

Sales of reserves in place	(7)	--	(7)

Proved reserves at December 31, 2009	2,273	116	2,293

Proved developed reserves at:
December 31, 2007	1,605	1,131	1,793
December 31, 2008	1,240	907	1,391
December 31, 2009	1,579	116	1,598

Proved undeveloped reserves at:
December 31, 2007	664	-	664
December 31, 2008	-	-	-
December 31, 2009	694	-	694

1.
The 700 MBbl upward revision in oil reserves was primarily due to higher oil prices used at December 31, 2007 compared to prices used at December 31, 2006.  The higher prices used caused the upward revision for two reasons.  First, the higher prices used allowed the inclusion of the estimates of some wells that at lower prices were uneconomic to be produced.  Second, the higher oil prices used postponed the date all wells would eventually be shut down as unprofitable and thus extended the economic life of all wells for the purpose of the calculations of estimates.  Therefore, both the increased number of economically producible wells, and the incremental volumes resulting from a longer economic production period are included in the reserve report.

2.
The proved undeveloped reserve volumes decreased 664 MBbl.  At 2008 price levels, cash flows generated from oil and gas properties as well as availability under the Company’s credit facility were insufficient to develop the Company’s proved undeveloped prospects that existed at December 31, 2008 within a five year period and therefore the associated proved undeveloped reserves were required to be and were dropped for our report.  The remaining 649 MBbl downward revision in oil reserves was primarily due to lower oil prices used at December 31, 2008 compared to prices used at December 31, 2007.  The lower oil prices decreased the economic life of Company wells.  In addition, certain wells that were economic at higher prices would not be able to be produced economically at decreased price levels. Therefore, the decremental volumes resulting from a shorter economic production period as well as the decreased number of economically producible wells were excluded from the reserve report.

3.
The proved undeveloped reserve volumes increased 694 MBbl.  At 2009 price levels, cash flows generated from oil and gas properties were sufficient to develop the Company’s proved undeveloped prospects within a five year period and therefore the associated proved undeveloped reserves were included in our report at December 31, 2009.  The remaining 509 MBbl upward revision in oil reserves were primarily due to higher oil prices used at December 31, 2009 compared to prices used at December 31, 2008.

 The higher oil prices extended the economic life of certain Company wells.  In addition, certain wells that were uneconomic at lower prices were able to be produced economically at increased price levels. Therefore, the incremental volumes resulting from a longer production period as well as the increased number of economically producible wells were included in the reserve report.  The 721 MMcf downward revision in gas reserves was primarily due to lower gas prices used at December 31, 2009 compared to prices used at December 31, 2008.  The lower gas prices decreased the economic life of certain Company wells.  In addition, certain wells that were economic at higher prices were not able to be produced economically at decreased price levels. Therefore, the decremental volumes resulting from a shorter production period as well as the decreased number of economically producible wells were excluded from the reserve report.

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

Item 15

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

10.13	Energy Option Transaction Confirmation Agreement (Put) between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009.
10.14	Energy Option Transaction Confirmation Agreement (Call) Amendment between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009.
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-K filed March 30, 2004)
21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
23.2	Consent of Risked Revenue Energy Associates
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of La Roche Petroleum Consultants, Ltd.

* Exhibit filed with this Report

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 24, 2011

Tengasco, Inc.

(Registrant)

By: s/ Jeffrey R. Bailey

Jeffrey R. Bailey,

Chief Executive Officer

By: s/ Michael J. Rugen

Michael J. Rugen,

Principal Financial and Accounting Officer