Form 10-K/A
period 2009-12-31
TENGASCO INC
filed 2011-01-28
CIK 1001614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K/A

(Amendment No. 2)

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

10-K/A - EXPLANATORY NOTE

Tengasco, Inc. (“the Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Original Report”) and also filed its Form 10-K/A (“Amendment No. 1”) on January 24, 2011.  The Company is filing this Amendment No. 2 on Form 10-K/A for the sole purpose of including Item 8 Financial Statements and Supplementary Data in its entirety.  Other than including Item 8 in its entirety, no further amendments of any kind is being made by this Amendment No. 2.  Amendment No. 1 did not include Item 8 in its entirety, but included text only related to the specific following Notes to Consolidated Financial Statements in Item 8 in which disclosure language had been supplemented:

•	1. Description of Business and Significant Accounting Policies (Revenue Recognition section)

•	1. Description of Business and Significant Accounting Policies (Oil and Gas Properties section)

•	23. Supplemental Oil and Gas Information (unaudited) (Estimated Quantities of Oil and Gas Reserves section)

This Amendment No. 2 also includes certifications of our Chief Executive Officer and Chief Financial Officer in Exhibit 31.1 and 31.2 and 32.1 and 32.2.  Since Amendment No. 1 had previously included Item 2 Properties and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in their entirety, the text associated with Item 2 and Item 7 are not included in this Amendment No. 2.

This Amendment No. 2 does not affect the Consolidated Financial Statements included in the Original Report or any disclosures.  Amendment No. 2 does not reflect events occurring after filing the Original Report or modify those disclosures affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report, Amendment No. 1, and other Company filings made with the SEC subsequent to the filing of the Original Report.

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

10.13	Energy Option Transaction Confirmation Agreement (Put) between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009.
10.14	Energy Option Transaction Confirmation Agreement (Call) Amendment between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009.
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-K filed March 30, 2004)
21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).
23.1	Consent of LaRoche Petroleum Consultants, Ltd.
23.2	Consent of Risked Revenue Energy Associates
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of La Roche Petroleum Consultants, Ltd.

* Exhibit filed with this Report

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2011

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

1. Note 1. Description of Business and Significant Accounting Policies

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