Form 10-Q
period 2011-03-31
TENGASCO INC
filed 2011-05-16
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes X   No__

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§231.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer ___ Smaller reporting company x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,687,413 common shares at May 3, 2011.

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)

Assets

Current
Cash and cash equivalents	$ 183	$ 141
Accounts receivable	1,515	1,517
Accounts receivable – related party	885	993
Inventory	645	577
Deferred tax asset-current	297	264
Other current assets	42	42
Total current assets	3,567	3,534

Restricted cash	121	121
Loan fees, net	140	99
Oil and gas properties, net (full cost accounting method)	16,092	14,157
Pipeline facilities, net	6,997	7,041
Methane project, net	4,375	4,394
Other property and equipment, net	274	308
Deferred tax asset-noncurrent	9,880	10,095

Total assets	$ 41,446	$ 39,749

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 1,043	$ 550
Accounts payable – other	885	993
Accrued liabilities	623	571
Prepaid revenues – current	395	594
Current maturities of long-term debt	128	129
Unrealized derivative liability – current	774	687
Total current liabilities	3,848	3,524

Asset retirement obligation	1,458	1,437
Long term debt, less current maturities	10,522	9,564
Total liabilities	15,828	14,525

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 60,687,413 shares issued and outstanding	61	61
Additional paid –in capital	55,442	55,402
Accumulated deficit	(29,885)	(30,239)
Total stockholders’ equity	25,618	25,224

Total liabilities and stockholders’ equity	$ 41,446	$ 39,749

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$ 3,662	$ 2,851

Cost and expenses
Production costs and taxes	1,524	1,316
Depreciation, depletion, and amortization	572	523
General and administrative	522	592
Total cost and expenses	2,618	2,431

Net income from operations	1,044	420

Other income (expense)
Interest expense	(145)	(177)
Gain (loss) on derivatives	(366)	162
Gain on sale of assets	3	-
Total other income (expenses)	(508)	(15)

Income before income tax	536	405

Income tax expense	(182)	(137)

Net income	$ 354	$ 268

Net income per share
Basic fully diluted	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00
Shares used in computing earnings per share
Basic	60,687,413	59,760,661
Diluted	60,762,622	61,691,661

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	60,687,413	$ 61	$ 55,402	$ (30,239)	$ 25,224

Net Income	-	-	-	354	354

Option & Compensation Expense	-	-	40	-	40

Balance, March 31, 2011 (Unaudited)	60,687,413	$ 61	$ 55,442	$ (29,885)	$ 25,618

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the three months ended March 31,
	2011	2010

Operating activities
Net income	$ 354	$ 268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	572	523
Amortization of loan fees-interest expense	19	28
Accretion on asset retirement obligation	26	13
Gain on sale of assets	(3)	-
Compensation and services paid in stock options and stock	40	20
Deferred tax expense	182	137
Unrealized loss (gain) on derivatives	87	(162)
Changes in assets and liabilities:
Accounts receivable	2	7
Accounts receivable – related party	108	(1,708)
Inventory	(68)	(121)
Other current assets	-	(46)
Accounts payable-trade	493	(229)
Accounts payable-other	(108)	1,708
Accrued liabilities	52	146
Settlement on asset retirement obligation	(33)	(20)
Net cash provided by operating activities	1,723	564
Investing activities
Net additions to oil and gas properties	(2,568)	(496)
Additions to other property & equipment	(13)	-
Proceeds from sale of other property and equipment	3	-
Net cash used in investing activities	(2,578)	(496)
Financing activities
Repayments of borrowings	(33)	(27)
Proceeds from borrowings	990	-
Loan fees	(60)	-
Net cash used in financing activities	897	(27)

Net change in cash and cash equivalents	42	41
Cash and cash equivalents, beginning of period	141	422
Cash and cash equivalents, end of period	$ 183	$ 463

Supplemental cash flow information:
Cash interest payments	$ 126	$ 149

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred and collectability is reasonably assured.  Natural gas meters are placed at the customer’s location and usage is billed each month.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company has elected to enter into a sweep account arrangement allowing excess cash balances, if any, to be used to temporarily pay down the credit facility, thereby reducing overall interest cost.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of March 31, 2011, and December 31, 2010.

At December 31, 2010, federal net operating loss carry forwards amounted to approximately $18.3 million which expire between 2013 and 2024. The total deferred tax asset at March 31, 2011 and December 31, 2010 was $10.2 million and $10.4 million, respectively

(3)    Income per Common Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share, basic income (loss) per share is based on 60,687,413 and 59,760,661 weighted average shares outstanding for the quarters ended March 31, 2011, and March 31, 2010 respectively.  Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the quarters ended March 31, 2011 and March 31, 2010.

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
Notes to Consolidated Statements

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point by December 31, 2013 solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project net profits if applied may result in the Payout Point being achieved sooner than relying solely upon revenues from the Program wells.  However, as discussed below, although the Methane Project has been place into operation, no Methane Project net profits have been generated or paid to Hoactzin through March 31, 2011.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to the second agreement referred to above with the Company was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned and operated by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any from the Project received by Hoactzin will be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  Through March 31, 2011, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits as defined in the agreement have been generated from project startup in April, 2009

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

through March 31, 2011 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option. By March 31, 2011, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $0.4 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance, if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

However, as of March 31, 2011 revenues from the Ten Well Program have resulted in 90% of the Purchase Price having already been reached. As noted above, no Methane Project net profits interest payments have been made to Hoactzin and the 90% of Purchase Price already reached has been accomplished solely from the Ten Well Program.  Further, it is highly unlikely that any requirement to issue preferred stock will arise in 2011 or any succeeding years.

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

As consideration for the Company entering into the Management Agreement, Hoactzin agreed that it will be responsible to reimburse the Company for the payment of one-half of Mr. McInturff’s salary, as well as certain other benefits he receives during his employment by the Company.  In further consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin has granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The term of the Management Agreement ends on the earlier of the date Hoactzin sells its interest in its managed properties or five years (December 2012).

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for operated properties located in federal offshore waters in favor of both the Minerals Management Service and certain private parties.  In connection with the issuance of these bonds, the Company entered into a Payment and Indemnity Agreement with IndemCo that guarantees payment of any bonding liabilities incurred by IndemCo.  Dolphin Direct Equity Partners, LP co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for the obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the first quarter 2011 and 2010 in the amount of $0.9 million

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

and $1.7 million respectively.   Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.

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

(6)  Deferred Conveyance/Prepaid Revenues

The Company has adopted a deferred conveyance/prepaid revenues presentation of the transactions between the Company and Hoactzin Partners, L.P. on September 17, 2007 to more clearly present the effects of the three-part transaction consisting of the Ten Well Program, the Methane Project and a contingent exchange option agreement.  To reflect the deferred conveyance, the Company allocated $0.85 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  The Ten Well Program at inception was $3.0 million and the prepaid revenues were $0.85 million.

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

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2010 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.  These calculations were made using commodity prices based on the twelve month arithmetic average of the price on the first day of each month for the period January through December 2010 as required by SEC regulations. The table below reflects eventual pay as occurring through the realization of proceeds at a price of approximately $72.30 per barrel used in the reserve report dated December 31, 2010.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

Reserve Information for Ten Well Program Interests for Year Ended December 31, 2010

	Barrels Attributable to Party’s Interest MBbl	Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Attributable to Party’s Interest (in thousands)
Tengasco	69.4	$ 2,779	$ 1,022
Hoactzin Partners, L.P.	50.3	$ 2,367	$ 1,647

As of March 31, 2011 the original invested amount of $3.85 million has been reduced to $0.4 million which is reflected in “Prepaid revenues – current”. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock was only exercisable to the extent Hoactzin’s investment had not been reduced by 25% by the end of 2009. For each year after 2009 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option. Since the beginning of the year, the unrecovered invested amount has already been reduced by more than 20%, and therefore, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred in 2011.  In addition, the Company anticipates the remaining investment will be recovered by December 31, 2011, and therefore preclude Hoactzin from exercising its contingent option.  All of the $3.45 million paid has been from the Ten Well Program with no payments made from the Methane Project, reducing the deferred conveyance account from $3.0 million to zero. The remaining payments will be applied against the prepaid revenue account.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.  By December 31, 2011, the Company projects that the original $3.85 million Purchase Price will be reduced to zero.  As a result, Hoactzin’s contingent option to exchange for preferred stock would fully terminate without any further annual reduction tests.  These projections are based upon expected production levels from the oil wells in the Ten Well Program using an $80 oil price, without any contribution from the Methane Project.  The projection will vary with the actual oil prices, production volumes, and expenses experienced in 2011.  Based on these projections the Company considers that it is unlikely that any right of Hoactzin to elect to exchange its Methane Project interest for Company preferred stock will ever arise. However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount. In the event of the termination of the option to convert into preferred stock because the $3.85 million has been repaid from the Ten Well Program or Methane Project or both, the applicable oil and gas properties will be deemed to have been fully conveyed to Hoactzin and the Ten Well Program account, will be credited

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

and the liability will be removed, as at this time the price received for the Program will be fixed and determinable.

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2011	December 31, 2010
Oil and gas properties, at cost	$ 30,050	$ 27,837
Unevaluated properties	372	189
Accumulated depletion	(14,330)	(13,869)
Oil and gas properties, net	$ 16,092	$ 14,157

The Company recorded $0.46 million in depletion expense for the first three months of 2011 and $0.36 million for the first three months of 2010.

(8)     Asset Retirement Obligation

The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”.  Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of Asset Retirement Obligation used a credit-adjusted risk free rate of 12%, when the original liability for wells drilled prior to 2009 was recognized.  In 2009, the retirement obligations for new wells were recognized using a credit adjusted risk free rate of 8%. The retirement obligations for new wells drilled in January through July 2010 were recognized using a credit adjusted risk free rate of 6%. The retirement obligations for new wells drilled after July 2010 were recognized using a credit adjusted risk free rate of 5.25%. The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $11,000 per well in Kansas and $7,500 per well in Tennessee. Management continues to periodically evaluate the appropriateness of these assumptions.

(9)     Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

(10)     Bank Debt

At March 31, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank.  The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009.  As of March 31, 2011, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

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

The next borrowing base review will take place in June 2011.  The total borrowing by the Company under the facility at March 31, 2011 and December 31, 2010 was $10.5 million and $9.5 million respectively.

(11)     Methane Project

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”), an affiliate of Allied Waste Industries (“Allied”).

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

In 2008, Allied merged into Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC and the Agreement provides that MMC will purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee serving the metropolitan area of Kingsport, Tennessee.  Republic’s facility is located about two miles from the Company’s pipeline.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased raw gas stream by volume.  The Company has constructed a pipeline to deliver the extracted methane gas to the Company’s existing pipeline (the “Methane Project”).

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million. The costs of the Methane Project were funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Ten Well Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million; (b) cash flow from the Company’s operations; and (c) $0.8 million of the funds the Company borrowed under its then credit facility with Sovereign Bank of Dallas, Texas (“Sovereign Bank”). Methane gas produced by the project facilities was initially mixed in the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s natural gas purchase and sale agreement with Eastman. At current gas production rates in the landfill itself and expected extraction efficiencies, the Company estimates it has the capability to be able to produce and deliver about 500 Mcfd of methane sales gas.  The gas supply from this landfill is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, estimated by Republic to occur in 2041.  At December 31, 2009, Republic had estimated the landfill closure would occur in 2021.  Gas production will continue in commercial quantities up to 10 years after closure of the landfill.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

As of March 31, 2011, MMC’s plant is capable of producing a daily average of about 500 MMBtu/day of methane from the Carter Valley landfill at the current raw gas volumes being generated underground and collected in Republic’s piping and collection system.   However, in order to produce 500 MMBtu, the plant needs to remain in operation for a full 24 hours per day. Daily production is less than 500 MMBtu on such days when the plant operates less than a full 24 hours, whether due to any equipment or collection system supply issue.  The primary reason experienced for less-than-full-24-hour operation since April 2009 has been frequent spiking in the oxygen content in the raw gas collected by Republic and delivered to the plant, and not to equipment malfunctions in MMC’s plant.  Oxygen spikes shut down MMC’s equipment for safety reasons as high oxygen gas is explosive in our treatment process.  In mid-2010, the oxygen

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

spikes increased from occasional spikes to an almost constant level of oxygen that caused longer downtime to our equipment.  During the first quarter of 2011, the oxygen spikes continued throughout the quarter, with the plant only being able to produce during a two week period in March 2011.

Low production in the first quarter of 2011 was primarily due to the effects of ongoing repairs being made by Republic to its gas collection system to prevent the oxygen intrusion which, as noted above, shuts down MMC’s treatment facility to assure safety and reduce risk of explosion.  As of the date of this report, Republic has completed the majority of currently needed collection system repairs and daily production for the Methane Project has occurred since April 28, 2011, and reached 542 MMBtu on May 1, 2011 which is the highest daily production volume since project startup in April 2009.  The Company anticipates that Republic’s collection system may continue to require repairs from time to time and no assurances can be made concerning when Republics system repairs may again be needed and if so, when such repairs may be concluded.  If such additional repairs become necessary, until such time that the repairs are completed, the Company anticipates that only intermittent and minimal volumes would be produced.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Any net profits from the Methane Project, if received by Hoactzin, would be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the production levels discussed above, no net profits as defined have been generated from project startup in April, 2009 through March 31, 2011 for payment to Hoactzin under the net profits interest conveyed.

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

(12)   Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures” establishes a

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3

Derivative liabilities	$ -	$ (774)	$ -
Total liabilities at fair value	$ -	$ (774)	$ -

(13)   Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, as well as a drop in the specified monthly barrels from 9,500 to 7,375 in 2011, this number of barrels now constitutes less than half of the Company’s daily production.

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

As of March 31, 2011, the Company’s open forward positions on our outstanding “costless collar” agreement, all of which are with Macquarie Bank Limited (“Macquarie”), were as follows (fair value is based on methodology described in footnote 12 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at March 31, 2011
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)

2nd Qtr 2011	7,375	22,125	$60.00-$81.50	$ (574)
3rd Qtr 2011	7,375	7,375	$60.00-$81.50	$ (200)
			Total liability	$ (774)

			Current liability	$ (774)

Tengasco, Inc. and Subsidiaries

Management has engaged Risked Revenue Energy Associates to perform an independent valuation of the Fair Value of the Company’s open forward positions.  The Company records changes in the unrealized derivative asset or liability as a “Gain (loss) on derivatives” in the Consolidated Statements of Operations.

The following settlement payments were made by the Company related to production months in the first quarter of 2011 (in thousands):

Payments	Production Month	Payment Month

$ 59.6	January 2011	February 2011
60.8	February 2011	March 2011
158.4	March 2011	April 2011
Total $ 278.8

These realized losses were recorded as a “Gain (loss) on derivatives” in the Consolidated Statements of Operation

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2011, the Company sold 52 MBbl of oil from its Kansas wells. Of the 52 MBbl, 40 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first three months of 2011 of 40 MBbl of oil compares to 35 MBbl net to the Company’s interest in the first three months of 2010.  This 5 MBbl increase was due primarily to increased sales volumes on the Albers lease. The Company’s net revenue from the Kansas properties was $3.5 million in the first three months of 2011 compared to $2.7 million in 2010. This increase was due to an increase in oil prices from an average of $71.24 per barrel in 2010 to an average of $86.93 per barrel in 2011, as well as the 5 MBbl increase in sales volumes.  For the first three months of 2011 and 2010, the Company’s sales included $0.1 million from Swan Creek.

Comparison of the Quarters Ended March 31, 2011 and 2010

The Company recognized $3.7 million in revenues during the first quarter of 2011 compared to $2.9 million in the first quarter of 2010. The increase in 2011 revenues was due to a 5 MBbl increase in sales volumes as well as a $15.69 increase in Kansas oil price.   Kansas oil prices in the first quarter of 2011 averaged $86.93 per barrel compared to $71.24 per barrel in the first quarter of 2010.  The Company realized net income attributable to common shareholders of $0.354 million or $0.01 per share of common stock during the first quarter of 2011, compared to

Tengasco, Inc. and Subsidiaries

a net income in the first quarter of 2010 to common shareholders of $0.268 million or $0.00 per share of common stock. In the first quarter of 2011, the Company had income from operations of $1.0 million compared to income from operations of $0.4 million in the first quarter of 2010.  This increase was primarily due to the increase in Kansas sales volumes and oil prices.  Production costs and taxes in the first quarter of 2011 increased to $1.5 million from $1.3 million in the first quarter of 2010.

Depreciation, depletion, and amortization expense was $0.57 million and $0.52 million for the first quarters of 2011 and 2010, respectively.

General and administrative costs were $0.52 million for the first quarter of 2011 and $0.59 million for the first quarter of 2010.

The Company recorded a $(0.09) million non-cash unrealized loss on derivatives for the first quarter of 2011 and a $0.16 million non-cash unrealized gain on derivatives for the first quarter 2010. Interest expense was $0.15 million and $0.18 million for the first quarters of 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank.  The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009.  As of March 31, 2011, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11

Tengasco, Inc. and Subsidiaries

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

The next borrowing base review will take place in June 2011.  The total borrowing by the Company under the facility at March 31, 2011 and December 31, 2010 was $ 10.5 million and $9.5 million respectively.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that F&M Bank may in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.

During 2010 and 2011, the Company remained focused on increasing production. However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

During the first three months of each year, net cash provided by operating activities was $1.7 million in 2011 and $0.6 million in 2010.  The increase of cash provided by operating activities from 2010 to 2011 was primarily due to higher product prices received during 2011 compared to 2010 and increased cash flow provided by working capital.  Cash flow provided by working capital was $0.4 million in 2011 and $(0.3) million was used in working capital in 2010 due primarily to an increase in accounts payable related to increased activity levels in the first three months of 2011.  Net cash used in investing activities was $(2.6) million in 2011 and $(0.5) million in 2010.  The increase in investing activities was primarily due to an increase in drilling and polymer work performed in 2011.

Tengasco, Inc. and Subsidiaries

In the first three months of 2011, $0.9 million was provided by financing activities and zero was used in or provided by financing activities during the first three months of 2010.  Funds provided by financing activities were used to supplement cash flow funding for new drilling and polymer treatments.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price when delivery has occurred and title has transferred, and collectability is reasonably assured.  Natural gas meters are placed at the customer’s location and usage is billed each month.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value. In addition, the Company may also carry tubing, casing, and other equipment to be used in Kansas operations and is carried at lower of cost or market value.

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

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

The Company used an estimated useful life of wells ranging from 10-40 years and an estimated plugging and abandonment cost of $11,000 per well in Kansas and $7,500 per well in Tennessee. Management continues to periodically evaluate the appropriateness of these assumptions.

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

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  As of March 31, 2011, the Company’s borrowing base was set at $20 million of which $10.5 million had been drawn down by the Company.  The Company’s next periodic borrowing base review is scheduled to occur in June 2011.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices during the first three months of 2011 ranged from a low of $82.35 per barrel to a high of $95.81 per barrel.   Swan Creek gas prices ranged from a monthly low of $4.03 per Mcf to a monthly high of $4.51 per Mcf during the same period.

Tengasco, Inc. and Subsidiaries

In order to mitigate commodity price risk, the Company has entered into a long term fixed price contract for MMC gas sales.  On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane gas produced by MMC at the Carter Valley Landfill. The agreement provides for the sale of up to 600 MMBtu per day.  The contract is effective beginning with September 2009 gas production and ends July 31, 2014.  The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.

In addition, the Company has a derivative agreement on a specified number of barrels of oil that currently constitutes less than half of the Company’s daily production that ends on July 31, 2011.  On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted about two-thirds of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011.  The prices referenced in this agreement are WTI NYMEX.  While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.

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

Interest Rate Risk

At March 31, 2011, the Company had debt outstanding of $10.7 million including, as of that date, $10.5 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.

Tengasco, Inc. and Subsidiaries

The Company’s debt owed to other parties of $0.2 million has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the credit facility would be approximately $0.05 million assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2011.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2011 or 2010.

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

Tengasco, Inc. and Subsidiaries

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 which is incorporated by this reference.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

The 2011 annual meeting of stockholders of Tengasco, Inc., will be held at the Homewood Suites by Hilton, 10935 Turkey Drive, Knoxville, Tennessee 37922 at 9:00 A.M., local time, on Monday, June 20, 2011.

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

Dated: May 16, 2011

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2011.

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

Dated: May 16, 2011

By: _ s/Jeffrey R. Bailey

Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter March 31, 2011.

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

Dated: May 16, 2011

By:  s/ Michael J. Rugen

       Michael J. Rugen Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

      Dated: May 16, 2011

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

      Dated:  May 16, 2011

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer