Form 10-Q
period 2011-06-30
TENGASCO INC
filed 2011-08-15
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 1-15555

Tengasco, Inc.
    (Exact name of issuer as specified in its charter)

Delaware	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,687,413 common shares at August 3, 2011.

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Current
Cash and cash equivalents	$ 89	$ 141
Accounts receivable	1,535	1,517
Accounts receivable – related party	705	993
Inventory	692	577
Deferred tax asset-current	-	264
Unrealized derivative asset-current	90	-
Other assets- current	75	33
Total current assets	3,186	3,525

Restricted cash	121	121
Loan fees, net	121	99
Oil and gas properties, net (full cost accounting method)	16,303	14,157
Pipeline facilities, net	6,953	7,041
Methane project, net	4,859	4,394
Other property and equipment, net	382	308
Deferred tax asset-noncurrent	9,536	10,095
Unrealized derivative asset-noncurrent	140	-
Other assets-noncurrent	37	9
Total assets	$ 41,638	$ 39,749

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 774	$ 550
Accounts payable – other	705	993
Accrued liabilities	542	571
Prepaid revenues – current	178	594
Current maturities of long-term debt	107	129
Unrealized derivative liability – current	104	687
Total current liabilities	2,410	3,524

Asset retirement obligation	1,454	1,437
Long term debt, less current maturities	11,134	9,564
Total liabilities	14,998	14,525

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 60,687,413 shares issued and outstanding	61	61
Additional paid–in capital	55,487	55,402
Accumulated deficit	(28,908)	(30,239)
Total stockholders’ equity	26,640	25,224

Total liabilities and stockholders’ equity	$ 41,638	$ 39,749

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June, 30
	2011	2010	2011	2010

Revenues	$ 4,785	$ 3,291	$ 8,447	$ 6,142

Cost and expenses
Production costs and taxes	1,678	1,535	3,202	2,850
Depreciation, depletion, and amortization	666	628	1,237	1,151
General and administrative	719	560	1,242	1,152
Total cost and expenses	3,063	2,723	5,681	5,153

Net income from operations	1,722	568	2,766	989

Other income (expense)
Interest expense	(164)	(174)	(309)	(352)
Gain (loss) on derivatives	60	721	(306)	883
Gain on sale of assets	8	-	11	-
Total other income (expenses)	(96)	547	(604)	531

Income before income tax	1,626	1,115	2,162	1,520

Income tax expense	(649)	(379)	(831)	(516)

Net income	$ 977	$ 736	$ 1,331	$ 1,004

Net income per share
Basic and diluted	$ 0.02	$ 0.01	$ 0.02	$ 0.02
Shares used in computing earnings per share
Basic	60,687,413	60,514,781	60,687,413	60,139,804
Diluted	60,761,140	60,614,781	60,761,881	60,239,804

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	60,687,413	$ 61	$ 55,402	$ (30,239)	$ 25,224

Net income	-	-	-	1,331	1,331

Option and compensation expense	-	-	85	-	85

Balance, June 30, 2011 (unaudited)	60,687,413	$ 61	$ 55,487	$ (28,908)	$ 26,640

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the six months ended June 30,
	2011	2010

Operating activities
Net income	$ 1,331	$ 1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,237	1,151
Amortization of loan fees-interest expense	38	52
Accretion on asset retirement obligation	51	25
Gain on sale of assets	(11)	-
Compensation and services paid in stock options and stock	85	39
Deferred tax expense	823	516
Loss (gain) on derivatives	306	(883)
Changes in assets and liabilities:
Accounts receivable	(18)	(130)
Accounts receivable – related party	288	(1,557)
Inventory	(115)	(39)
Other assets	(69)	(45)
Accounts payable-trade	223	(386)
Accounts payable-other	(288)	1,557
Accrued liabilities	(28)	(22)
Settlement on asset retirement obligation	(66)	(50)
Net cash provided by operating activities	3,787	1,232
Investing activities
Net additions to oil and gas properties	(3,527)	(1,039)
Net additions to methane project	(512)	-
Net additions to other property and equipment	(41)	-
Derivative costs and settlements	(1,119)	(29)
Net cash used in investing activities	(5,199)	(1,068)
Financing activities
Repayments of borrowings	(96)	(61)
Proceeds from borrowings	1,516	-
Loan fees	(60)	-
Proceeds from exercise of options	-	15
Net cash provided by (used in) financing activities	1,360	(46)

Net change in cash and cash equivalents	(52)	118
Cash and cash equivalents, beginning of period	141	422
Cash and cash equivalents, end of period	$ 89	$ 540

Supplemental cash flow information:
Cash interest payments	$ 271	$ 300
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 128	$ 19

See accompanying notes to condensed consolidated financial statements.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

(1)    Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Delaware corporation (“Tengasco” or the “Company”).  The Company is in the business of exploration and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas production is the Swan Creek Field in Tennessee.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recovered.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of June 30, 2011, and December 31, 2010.

At December 31, 2010, federal net operating loss carry forwards amounted to approximately $18.1 million which expire between 2016 and 2024. The total deferred tax asset at June 30, 2011 and December 31, 2010 was $9.5 million and $10.4 million, respectively.  The Company has taken the conservative position and classified deferred tax assets related to net operating loss carryforwards as noncurrent.

(3)    Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share, basic income (loss) per share is based on 60,687,413 and 60,514,781 weighted average shares outstanding for the quarters ended June 30, 2011, and June 30, 2010, respectively, and 60,687,413 and 60,139,804 weighted average shares outstanding for the six months ended June 30, 2011 and June 30, 2010, respectively.  Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the quarters ended and six months ended June 30, 2011 and June 30, 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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
Notes to Consolidated Statements

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

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 45 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point by December 31, 2013 solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project net profits if applied may result in the Payout Point being achieved sooner than relying solely upon revenues from the Program wells.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through June 30, 2011.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

Through June 30, 2011, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits as defined in the agreement have been generated from project startup in April, 2009 through June 30, 2011 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option.  Since the beginning of 2011, the unrecovered invested amount has already been reduced by more than 20%, and therefore, Hoactzin is already precluded by these results from exercising its contingent option under the exchange agreement to convert into preferred in 2011. By June 30, 2011, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $0.2 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance, if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5%

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

net profits interest that was agreed to occur upon the receipt of 1.35 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced.  Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

Under this exchange agreement, if no proceeds at all were received by Hoactzin through 2009 or in any year thereafter (i.e. a worst-case scenario already highly unlikely in view of the success of the Program), then Hoactzin would have an option to exchange 20% of its interest in the Methane Project in 2010 and each year thereafter for preferred stock with liquidation value of 100% of the Purchase Price (not 135%) convertible at the trailing average price before each year’s issuance of the preferred stock.  The maximum number of common shares into which all such preferred stock could be converted cannot be calculated given the formulaic determination of conversion price based on future stock price.  However, as of June 30, 2011 revenues from the Ten Well Program have resulted in 95% of the Purchase Price having already been reached. As noted above, no Methane Project net profits interest payments have been made to Hoactzin and the 95% of Purchase Price already reached has been accomplished solely from the Ten Well Program.  Further, it is highly unlikely that any requirement to issue preferred stock will arise in 2011 or any succeeding years.

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

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for operated properties located in federal offshore waters in favor of both the Bureau of Ocean Energy Management, Regulation and Enforcement, and certain private parties.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

In connection with the issuance of these bonds the Company entered into a Payment and Indemnity Agreement with IndemCo that guarantees payment of any bonding liabilities incurred by IndemCo.  Dolphin Direct Equity Partners, LP co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for the obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.

In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the second quarter 2011 and 2010 in the amount of $0.7 million and $1.6 million respectively.  Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.

As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been or is expected to be used by the Company in connection with its obligations under the Management Agreement.  The Company expects that Hoactzin will fully satisfy these obligations with its own resources.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

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
Notes to Consolidated Statements

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

As of June 30, 2011 the original invested amount of $3.85 million has been reduced to $0.2 million which is reflected in “Prepaid revenues – current”. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock was only exercisable to the extent Hoactzin’s investment had not been reduced by 25% by the end of 2009. For each year after 2009 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option. Since the beginning of this year, the unrecovered invested amount has already been reduced by more than 20%, and therefore, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred in 2011.  In addition, the Company anticipates the remaining investment will be recovered by December 31, 2011, and therefore preclude Hoactzin from exercising its contingent option.  All of the $3.65 million paid has been from the Ten Well Program with no payments made from the Methane Project, reducing the deferred conveyance account from $3.0 million to zero. The remaining payments will be applied against the prepaid revenue account.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2011	December 31, 2010
Oil and gas properties, at cost	$ 30,796	$ 27,837
Unevaluated properties	372	189
Accumulated depletion	(14,865)	(13,869)
Oil and gas properties, net	$ 16,303	$ 14,157

The Company recorded $1.0 million in depletion expense for the first six months of 2011 and $0.8 million for the first six months of 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

(10)     Bank Debt

At June 30, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

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

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank.  The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.  The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.  As of June 30, 2011, the Company was in compliance with all covenants.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11 million to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

annum, eliminated the then existing monthly commitment reduction, and changed the maturity date to January 27, 2012.

On February 22, 2011, the Company and F&M Bank entered into an amendment to the credit facility which increased the borrowing base from $14 million to $20 million, increased the maximum line of the Company’s credit amount from $20 million to $40 million, and extended the term of the facility to January 27, 2013.

On July 14, 2011, F&M Bank reaffirmed the Company’s borrowing base at $20 million. The next borrowing base review will take place in January 2012. The total borrowing by the Company under the facility at June 30, 2011 and December 31, 2010 was $11 million and $9.5 million, respectively.

(11)     Methane Project

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”), an affiliate of Allied Waste Industries (“Allied”).

In 2008, Allied merged into Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC. The Agreement provides that MMC will purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee serving the metropolitan area of Kingsport, Tennessee.  Republic’s facility is located about two miles from the Company’s pipeline.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased raw gas stream by volume.  The Company constructed a pipeline to deliver the extracted methane gas to the Company’s existing pipeline (the “Methane Project”).

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million. The costs of the Methane Project were funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Ten Well Program which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million; (b) cash flow from the Company’s operations; and (c) $0.8 million of the funds the Company borrowed under its then credit facility with Sovereign Bank of Dallas, Texas. Methane gas produced by the project facilities was initially mixed in the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s natural gas purchase and sale agreement with Eastman.  The gas supply from this landfill is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, estimated by Republic to occur in 2041.  Gas production will continue in commercial quantities up to 10 years after closure of the landfill.

As part of the Methane Project agreement, the Company installed a new force-main water drainage line for Republic, the landfill owner, in the same two-mile pipeline trench as

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

the gas pipeline needed for the Project, reducing overall costs and avoiding environmental effects to private landowners resulting from multiple installations of pipeline.  Republic paid the additional material costs for the water line of approximately $0.7 million.   As a certificated utility, the Company’s pipeline subsidiary, TPC, required no additional permits for the gas pipeline construction.

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

The Company concluded an agreement for sale of the methane gas to Hawkins County Gas Utility, a local utility commencing August 1, 2009 on a month to month basis.

Effective September 1, 2009 the Company began sales of its Swan Creek gas production to Hawkins County Gas Utility District, because the physical mixing of Swan Creek natural gas with MMC’s methane gas caused Eastman to not accept delivery of both categories of gas as mixed.

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

As of June 30, 2011 the project is expected to produce a daily average of about 500 MMBtu/day of methane from the Carter Valley landfill at the current raw gas volumes being generated underground and collected in Republic’s piping and collection system.  However, in order to produce maximum levels on a given day, the plant needs to remain in operation

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

for a full 24 hours per day. Daily production decreases on days when the plant operates less than a full 24 hours, whether due to any equipment or collection system supply issue.  The primary reason experienced for less-than-full-24-hour operation since April 2009 has been frequent spiking in the oxygen content in the raw gas collected by Republic and delivered to the plant, and not to equipment malfunctions in MMC’s plant.  Oxygen spikes shut down MMC’s equipment for safety reasons as high oxygen gas is explosive in our treatment process.

In mid-2010, the oxygen spikes increased from occasional spikes to an almost constant high level of oxygen that caused longer downtime to our equipment.  During the first quarter of 2011, the oxygen spikes continued throughout the quarter, with the plant only being able to produce during a two week period in March 2011 or about 13% of the total hours during the first quarter.

Similarly, during the second quarter of 2011, production occurred for only 19% of total hours during the quarter, due primarily to oxygen levels in the raw gas, as well as rising water levels in the collection system choking back volumes of gas available for delivery to MMC’s treatment equipment.   To attempt to increase volumes by pulling higher vacuum on the collection system when this additional high water circumstance arises would introduce water into our treatment equipment and damage plant equipment.  Republic plans a major system repair and rework to occur during August and September 2011 and anticipates more adequately addressing both these oxygen and water problems, as well as drilling additional gas collection wells in the landfill that should lead to increased volumes deliverable to MMC’s facility.

In addition to the further system repairs scheduled by Republic on the collection system, MMC has determined to also address the high-oxygen level problem experienced to date by rerouting a portion of the recycle gas stream from MMC’s plant operation to fuel electric generation at the plant site.  This is anticipated to have a dual benefit to MMC of (1) offsetting significant electricity costs incurred to run the large 300-horsepower compressors needed to refine the methane, and (2) increasing overall run time of the methane plant and consequently increasing overall methane production.  Plant run time is anticipated to increase because rerouting this existing recycle gas stream should reduce the oxygen level at plant inlet by about one half percent, thereby causing significantly fewer shutdowns for high oxygen at MMC’s plant inlet. The increased run times are expected to fully offset the reduction in methane production efficiency necessarily caused by rerouting the recycle gas stream for use as generator fuel.  The installation of the equipment required to reroute the recycle gas stream and fuel a generator is currently anticipated to be completed in the fourth quarter of 2011.  MMC anticipates, but cannot assure, that when completed, the combined effects of new landfill wells, the Republic workover of the collection system, and the plant configuration to alter the recycle gas usage may result in significant improvement in the economic performance of the MMC plant.

Also noted, the low production in the first half of 2011 was primarily due to the effects of ongoing repairs being made by Republic to its gas collection system to prevent the oxygen intrusion which, as noted above, shuts down MMC’s treatment facility to assure

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

safety and reduce risk of explosion as well as high water levels in the collection system reducing the volumes of raw gas delivered to the plant. The Company anticipates that Republic’s collection system may continue to require repairs from time to time and no assurances can be made concerning when Republic’s system repairs may again be needed and if so, when such repairs may be concluded.  If such additional repairs become necessary, until such time that the repairs are completed, the Company anticipates that only intermittent and minimal volumes would be produced.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project.  Any net profits from the Methane Project, if received by Hoactzin, would be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the production levels discussed above, no net profits as defined have been generated from project startup in April, 2009 through June 30, 2011 for payment to Hoactzin under the net profits interest conveyed.

As stated above, the Purchase Price paid by Hoactzin for its interest in the Program exceeded the Company’s actual costs of drilling the ten wells in the Program. Those excess funds provided by Hoactzin were used to pay for approximately $1 million of equipment required for the Methane Project, or about 22% of the Project’s capital costs.  The availability of the funds provided by Hoactzin eliminated the need for the Company to borrow those funds, to have to pay interest to any lending institution making such loans or to dedicate Company revenues or revenues from the Methane Project to pay such debt service.  Accordingly, the grant of a 7.5% interest in the Methane Project to Hoactzin was negotiated by the Company as a favorable element to the Company of the overall transaction.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3
Derivative assets	$ -	$ 230	$ -
Derivative liabilities	$ -	$ 104	$ -
Net assets and liabilities at fair value	$ -	$ 126	$ -

(13)   Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, as well as a drop in the specified monthly barrels from 9,500 to 7,375 in 2011, this number of barrels constituted less than half of the Company’s average daily production for the quarter ended June 30, 2011.  As of August 1, 2011 the “costless collar” agreement has expired, however, the Company entered into an alternative hedging arrangement described below.

This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011. The prices referenced in this agreement are WTI NYMEX.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

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

On June 27, 2011 the Company entered into an agreement with Cargill, Incorporated for the period from August 1, 2011 through December 31, 2012 (“Cargill Agreement”).  The agreement provides to the Company a $65 per barrel floor on a stated quantity of 10,000 barrels per month, which is approximately half of the Company’s current production of oil.  If the average price falls below $65 per barrel, then Cargill will pay to the Company the difference between $65 and the lower average price for 10,000 barrels per month in each month during when such lower average prices occur.  However, unlike the “costless collar” arrangement, the Company will not have a price cap on any portion of its production volumes.  The cost to the Company was $2.20 per barrel per month or a total of $374,000 for the entire period of the agreement.

These agreements were primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return.  If lower oil prices return, the Cargill Agreement may allow the Company to maintain production levels of crude oil by enabling the Company to perform some ongoing polymer or other workover treatments on then existing producing wells in Kansas.

As of June 30, 2011, the Company’s open forward positions on the outstanding “costless collar” agreement with Macquarie Bank Limited (“Macquarie”),  and our open positions on our outstanding “put” agreements with Cargill, were as follows  (fair value is based on methodology described in footnote 12 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at June 30, 2011
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)

3rd Qtr 2011 1	7,375	7,375	$60.00-$81.50	$ (104)
3rd Qtr 2011	10,000	20,000	$65.00-N/A	$ 1
4th Qtr 2011	10,000	30,000	$65.00-N/A	$ 13
1st Qtr 2012	10,000	30,000	$65.00-N/A	$ 27
2nd Qtr 2013	10,000	30,000	$65.00-N/A	$ 49

1  This represents the last month of the “costless collar” agreement with Macquarie.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Statements

3rd Qtr 2013	10,000	30,000	$65.00-N/A	$ 65
4th Qtr 2013	10,000	30,000	$65.00-N/A	$ 75
				$ 126

			Current Asset	$ 90
			Current Liability	$ (104)
			Non Current Asset	$ 140

Management has engaged Risked Revenue Energy Associates to perform an independent valuation of the Fair Value of the Company’s open forward positions.  The Company records changes in the unrealized derivative asset or liability as a “Gain (loss) on derivatives” in the Consolidated Statements of Operations.

The following settlement payments were made by the Company related to production months in 2011 (in thousands):

Payments	Production Month	Payment Month

$ 59.6	January 2011	February 2011
60.8	February 2011	March 2011
158.4	March 2011	April 2011
210.5	April 2011	May 2011
146.4	May 2011	June 2011
109.1	June 2011	July 2011

Total $ 744.8

These realized losses were recorded as a “Gain (loss) on derivatives” in the Consolidated Statements of Operation.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2011, the Company sold 113 MBbl of oil from its Kansas wells. Of the 113 MBbl, 88 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first six months of 2011 of 88 MBbl of oil compares to 77 MBbl net to the Company’s interest in the first six months of 2010.  This 11 MBbl increase was due primarily to increased sales volumes on the Albers, Hutton, Veverka C, and various other leases. The Company’s net revenue from the Kansas properties was $8.1 million in the first six months of 2011 compared to $5.6 million in 2010. This increase was due to an increase in oil prices from an average of $71.01 per barrel in 2010 to an average of $91.57 per barrel in 2011, as well as the 11 MBbl increase in sales

Tengasco, Inc. and Subsidiaries

 volumes.  For the first six months of 2011 and 2010, the Company’s sales included $0.2 million from Swan Creek, and MMC revenues of $0.09 million and $0.25 million for 2011 and 2010, respectively.

Comparison of the Quarters Ended June 30, 2011 and 2010

The Company recognized $4.8 million in revenues during the second quarter of 2011 compared to $3.3 million in the second quarter of 2010. The increase in 2011 revenues was primarily due to a 6 MBbl increase in sales volumes as well as a $24.68 increase in Kansas oil prices. Kansas oil prices in the second quarter of 2011 averaged $95.46 per barrel compared to $70.78 per barrel in the second quarter of 2010.  The Company realized net income attributable to common shareholders of $1.0 million or $0.02 per share of common stock during the second quarter of 2011, compared to a net income in the second quarter of 2010 to common shareholders of $0.7 million or $0.01 per share of common stock. In the second quarter of 2011, the Company had income from operations of $1.7 million compared to income from operations of $0.6 million in the second quarter of 2010.  The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas sales volumes and oil prices.

Production costs and taxes in the second quarter of 2011 increased to $1.7 million from $1.5 million in the second quarter of 2010.

Depreciation, depletion, and amortization expense was $0.67 million and $0.63 million for the second quarters of 2011 and 2010, respectively.

General and administrative costs were $0.72 million for the second quarter of 2011 and $0.56 million for the second quarter of 2010.

During the second quarter of 2011, the Company recorded a $0.9 million non-cash unrealized gain on derivatives, a $0.47 million realized loss on derivatives, and purchased a $65 floor for $0.37 million compared to a $0.75 million non-cash unrealized gain on derivatives and a $0.03 million realized loss on derivatives for the first quarter 2010. Interest expense was $0.16 million and $0.17 million for the second quarters of 2011 and 2010, respectively.

Comparison of the Six Months Ended June 30, 2011 and 2010.

The Company recognized $8.4 million in revenues during the first six months of 2011 compared to $6.1 million in the first six months of 2010.  The increase in revenues was primarily due to an increase in oil prices in 2011, as well as an 11 MMBbl increase in sales volumes.  Oil prices in the first six months of 2011 averaged $91.57 per barrel compared to $71.01 per barrel in the first six months of 2010.  The Company realized net income attributable to common

Tengasco, Inc. and Subsidiaries

shareholders of $1.3 million or $0.02 per share of common stock during the first six months of 2011 compared to a net income in the first six months of 2010 to common shareholders of $1.0 million or $0.02 per share of common stock.  During the first six months of 2011, the Company had income from operations of $2.8 million compared to income from operations of $1.0 million during the first six months of 2010.  The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas sales volumes and oil prices, partially offset by increases in costs and expenses of $0.5 million.  This increase in net income was also partially offset by a $1.2 million decrease in gain on derivatives.

Production cost and taxes in the first six months of 2011 increased to $3.2 million from $2.85 million in the first six months of 2010.

Depletion, depreciation, and amortization expense for the first six months of 2011 was $1.24 million compared to $1.15 million in the first six months of 2010.

General and administrative costs increased to $1.24 million for the first six months of 2011 compared to $1.15 million for the first six months of 2010.

During the first six months of 2011, the Company recorded an $0.81 million non-cash unrealized gain on derivatives, a $0.74 million realized loss on derivatives, and purchased a $65 floor for $0.37 million, compared to a $0.91 million non-cash unrealized gain on derivatives and a $0.03 million realized loss on derivatives during the first six months of 2010. Interest expense was $0.31 million and $0.35 million for the first six months of 2011 and 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties, the Company’s pipeline and Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.

As of September 30, 2009, the Company was out of compliance on the Leverage Ratio and Interest Coverage Ratio covenants under the credit facility prior to the assignment to F&M Bank.  The Company was in compliance with the remaining financial covenants under the credit facility.  The noncompliance occurred primarily as a result of the low

Tengasco, Inc. and Subsidiaries

commodity prices in the last quarter of 2008 and first and second quarters of 2009 that are included in the covenant compliance calculations.

The Company received a waiver for noncompliance of these covenants for the quarter ended September 30, 2009.  As of June 30, 2011, the Company was in compliance with all covenants.  There can be no assurances that the lender will waive noncompliance of covenants should future instances occur.

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

On July 14, 2011, F&M Bank reaffirmed the Company’s borrowing base at $20 million. The next borrowing base review will take place in January 2012.

The total borrowing by the Company under the facility at June 30, 2011 and December 31, 2010 was $ 11.0 million and $9.5 million, respectively.

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

Tengasco, Inc. and Subsidiaries

During the first six months of each year, net cash provided by operating activities was $3.8 million in 2011 and $1.2 million in 2010.  The increase of cash provided by operating activities from 2010 to 2011 was primarily due to higher product prices received during 2011 compared to 2010, increased sales volumes, and decreased cash flow used in working capital.  Cash flow used in working capital was $(0.1) million in 2011 and $(0.7) million was used in working capital in 2010 due primarily to an increase in accounts payable related to increased activity levels in the first six months of 2011.  Net cash used in investing activities was $(5.2) million in 2011 and $(1.1) million in 2010.  Cash flow provided by financing activities during the first six months of 2011 increased $1.4 million over 2010 levels.  The change in investing and financing activities was primarily due to an increase in drilling and polymer work performed in 2011.  In addition, the increase in cash used in investing activities was also a result of derivatives costs of $0.37 million and settlements of $0.74 million during 2011.

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

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

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

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  As of June 30, 2011, the Company’s borrowing base was set at $20 million of which $11 million had been drawn down by the Company.  The Company’s next periodic borrowing base review is scheduled to occur in January 2012.

Tengasco, Inc. and Subsidiaries

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during the first six months of 2011 ranged from a low of $82.35 per barrel to a high of $103.18 per barrel.

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

In addition, the Company has a derivative agreement on a specified number of barrels of oil that currently constitutes less than half of the Company’s daily production that ends on July 31, 2011.  On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted about two-thirds of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and has a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011.  The prices referenced in this agreement are WTI NYMEX.  While the agreement is based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.  This agreement is no longer in effect as of the date of this report.

On June 27, 2011 the Company entered into an agreement with Cargill, Incorporated for the period from August 1, 2011 through December 31, 2012.  The agreement provides to the Company a $65 per barrel floor on a stated quantity of 10,000 barrels per month, which is approximately half of the Company’s current production of oil.  If the average price falls below $65 per barrel, then Cargill will pay to the Company the difference between $65 and the lower average price for 10,000 barrels per month in each month during when such lower average prices occur.  However, unlike the “costless collar” arrangement, the Company will not have a price cap on any portion of its production.  The cost to the Company was $2.20 per barrel per month or a total of $374,000 for the entire period of the agreement.

Tengasco, Inc. and Subsidiaries

These agreements were executed by the Company primarily to help maintain and stabilize cash flow from operations if lower oil prices return.  If lower oil prices return, the Cargill Agreement may help to maintain the Company’s production levels of crude oil by enabling the company to perform some ongoing polymer or other workover treatments on then-existing producing wells in Kansas.

Interest Rate Risk

At June 30, 2011, the Company had debt outstanding of $11.2 million including, as of that date, $11.0 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  The Company’s debt owed to other parties of $0.2 million has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10 percent increase in the interest rate on the credit facility would be approximately $0.06 million assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2011.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2011 or 2010.

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

Tengasco, Inc. and Subsidiaries

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, and other members of management have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

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

Tengasco, Inc. and Subsidiaries

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

101.INS                      XBRL Instance Document
101.SCH                      XBRL Taxonomy Extension Schema Document
101.CAL                      XBRL Taxonomy Calculation Linkbase Document
101.DEF                      XBRL Taxonomy Definition Linkbase Document
101.LAB                      XBRL Taxonomy Label Linkbase Document
101.PRE                      XBRLTaxonomy Presentation Linkbase Document

Tengasco, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: August 15, 2011

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2011.

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

Dated: August 15, 2011

By: _ s/Jeffrey R. Bailey

       Jeffrey R. Bailey

      Chief Executive Officer

Tengasco, Inc. and Subsidiaries

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter June 30, 2011.

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

Dated: August 15, 2011

By:  s/ Michael J. Rugen

       Michael J. Rugen

       Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

      Dated: August 15, 2011

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

      Dated:  August 15, 2011

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer