Form 10-Q
period 2011-09-30
TENGASCO INC
filed 2011-11-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,737,413 common shares at November 4, 2011.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2011	December 31, 2010

Assets

Current
Cash and cash equivalents	$ 71	$ 141
Accounts receivable	1,884	1,517
Accounts receivable – related party	460	993
Inventory	633	577
Deferred tax asset-current	-	264
Unrealized derivative asset-current	477	-
Other assets- current	84	33
Total current assets	3,609	3,525

Restricted cash	121	121
Loan fees, net	101	99
Oil and gas properties, net (full cost accounting method)	17,965	14,157
Pipeline facilities, net	6,909	7,041
Methane project, net	4,862	4,394
Other property and equipment, net	357	308
Deferred tax asset-noncurrent	8,795	10,095
Unrealized derivative asset-noncurrent	186	-
Other assets-noncurrent	31	9
Total assets	$ 42,936	$ 39,749

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2011	December 31, 2010

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 1,407	$ 550
Accounts payable – other	460	993
Accrued liabilities	623	571
Prepaid revenues – current	31	594
Current maturities of long-term debt	97	129
Unrealized derivative liability – current	-	687
Total current liabilities	2,618	3,524

Asset retirement obligation	1,416	1,437
Long term debt, less current maturities	11,026	9,564
Total liabilities	15,060	14,525

Stockholders’ equity
Common stock, $.001 par value; authorized 100,000,000 shares; 60,737,413 and 60,687,413 shares issued and outstanding	61	61
Additional paid–in capital	55,537	55,402
Accumulated deficit	(27,722)	(30,239)
Total stockholders’ equity	27,876	25,224

Total liabilities and stockholders’ equity	$ 42,936	$ 39,749

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September, 30
	2011	2010	2011	2010

Revenues	$ 4,357	$ 3,286	$ 12,804	$ 9,429

Cost and expenses
Production costs and taxes	1,516	1,551	4,718	4,401
Depreciation, depletion, and amortization	694	650	1,932	1,801
General and administrative	498	561	1,739	1,714
Total cost and expenses	2,708	2,762	8,389	7,916

Net income from operations	1,649	524	4,415	1,513

Other income (expense)
Interest expense	(162)	(164)	(471)	(516)
Gain (loss) on derivatives	420	(89)	114	794
Gain on sale of assets	20	15	30	15
Total other income (expenses)	278	(238)	(327)	293

Income before income tax	1,927	286	4,088	1,806

Income tax expense	(741)	(98)	(1,571)	(614)

Net income	$ 1,186	$ 188	$ 2,517	$ 1,192

Net income per share
Basic and diluted	$ 0.02	$ 0.00	$ 0.04	$ 0.02
Shares used in computing earnings per share
Basic	60,693,935	60,687,413	60,689,611	60,324,346
Diluted	60,766,046	60,687,413	60,763,294	60,640,811

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	60,687,413	$ 61	$ 55,402	$ (30,239)	$ 25,224

Net income	-	-	-	2,517	2,517

Option and compensation expense	-	-	107	-	107

Common stock issued for exercise of options	50,000	-	28	-	28

Balance, September 30, 2011	60,737,413	$ 61	$ 55,537	$ (27,722)	$ 27,876

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the nine months ended September 30,
	2011	2010

Operating activities
Net income	$ 2,517	$ 1,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,932	1,801
Amortization of loan fees-interest expense	58	75
Accretion on asset retirement obligation	74	36
Loss (gain) on sale of assets	(30)	(15)
Compensation and services paid in stock options and stock	107	76
Deferred tax expense	1,564	614
Loss (gain) on derivatives	(114)	(794)
Changes in assets and liabilities:
Accounts receivable	(368)	(128)
Accounts receivable – related party	533	(1,235)
Inventory	(56)	17
Other assets	(72)	(22)
Accounts payable-trade	856	(39)
Accounts payable-other	(533)	1,235
Accrued liabilities	53	168
Settlement on asset retirement obligation	(142)	(60)
Net cash provided by operating activities	6,379	2,921
Investing activities
Net additions to pipeline facilities	-	(22)
Net additions to oil and gas properties	(5,891)	(2,400)
Net additions to methane project	(539)	-
Net additions to other property and equipment	(28)	(16)
Derivative costs and settlements	(1,236)	(29)
Net cash used in investing activities	(7,694)	(2,467)
Financing activities
Repayments of borrowings	(138)	(470)
Proceeds from borrowings	1,415	-
Loan fees	(60)	(50)
Proceeds from exercise of options	28	15
Net cash provided by (used in) financing activities	1,245	(505)

Net change in cash and cash equivalents	(70)	(51)
Cash and cash equivalents, beginning of period	141	422
Cash and cash equivalents, end of period	$ 71	$ 371
Supplemental cash flow information:
Cash interest payments	$ 413	$ 441
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 154	$ 44

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value. In addition, the Company may also carry tubing, casing, and other equipment to be used in Kansas operations and is carried at lower of cost or market value.  The Company recorded non-crude inventory of $0.12 million at September 30, 2011 and $0.01 million at December 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

 (2)    Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax basis of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.  Temporary differences result principally from federal and state net operating loss carry-forwards, differences in oil and gas property values resulting from a 2008 ceiling test write down, differences in pipeline values resulting from a 2010 impairment, and differences in methods of reporting depreciation and amortization.

Realization of deferred tax assets is contingent on the generation of future taxable income.  As a result, management considers whether it is more likely than not that all or a

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recovered.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of September 30, 2011, and December 31, 2010.

At December 31, 2010, federal net operating loss carry forwards amounted to approximately $18.1 million which expire between 2016 and 2024. The total deferred tax asset at September 30, 2011 and December 31, 2010 was $8.8 million and $10.4 million, respectively.  The Company has taken the conservative position and classified deferred tax assets related to net operating loss carryforwards as noncurrent.

(3)    Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share, basic income (loss) per share is based on 60,693,935 and 60,687,413 weighted average shares outstanding for the quarters ended September 30, 2011, and September 30, 2010, respectively, and 60,689,611 and 60,324,346 weighted average shares outstanding for the nine months ended September 30, 2011 and September 30, 2010, respectively.  Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share for the quarters ended and nine months ended September 30, 2011 and September 30, 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In February, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events.  The amendment was made to address concerns about conflicts with SEC guidance and other practice issues.  Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers.  While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. This update had no material impact on the Company’s results of operations or financial position.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the terms of the Ten Well Program, Hoactzin paid the Company $0.4 million for each well drilled in the Ten Well Program completed as a producing well and $0.25 million for each well that was non-productive. The terms of the Ten Well Program also provide that Hoactzin will receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 41 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point by December 31, 2013 solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project net profits if applied may result in the Payout Point being achieved sooner than relying solely upon revenues from the Program wells.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through September 30, 2011.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Through September 30, 2011, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits as defined in the agreement have been generated from project startup in April, 2009 through September 30, 2011 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. At the time the agreement was negotiated, the Company's forecast of the probable results of the projects indicated that there was little risk that the option to acquire preferred stock would ever arise, so the Company placed no significant value to the preferred stock option.  Since the beginning of 2011, the unrecovered invested amount has already been reduced by more than 20%, and therefore, Hoactzin is already precluded by these results from exercising its contingent option under the exchange agreement to convert into preferred in 2011. By September 30, 2011, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to $0.03 million. The conversion option would be set at issuance of the preferred stock at the then twenty business day trailing average closing price of Company stock on the NYSE Amex. Hoactzin has a similar option each year after 2009 in which Hoactzin’s then-unrecovered Purchase Price at the beginning of the year is not reduced 20% further by the end of that year, using the same conversion option calculation at date of the subsequent year’s issuance, if any.  The Company, however, may in any year make a cash payment from any source in the amount required to prevent such an exchange option for preferred stock from arising.  In addition, the conversion right is limited to no more than 19% of the outstanding common shares of the Company.

In the event Hoactzin’s 75% net profits interest in the Methane Project were fully exchanged for preferred stock, by definition the reduction of that 75% interest to a 7.5%

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

net profits interest that was agreed to occur upon the receipt of 1.35 of the Purchase Price by Hoactzin could not happen because the larger percentage interest then exchanged, no longer exists to be reduced.  Accordingly, Hoactzin would retain no net profits interest in the Methane Project after a full exchange of Hoactzin’s 75% net profits interest for preferred stock.

Under this exchange agreement, if no proceeds at all were received by Hoactzin through 2009 or in any year thereafter (i.e. a worst-case scenario already highly unlikely in view of the success of the Program), then Hoactzin would have an option to exchange 20% of its interest in the Methane Project in 2010 and each year thereafter for preferred stock with liquidation value of 100% of the Purchase Price (not 135%) convertible at the trailing average price before each year’s issuance of the preferred stock.  The maximum number of common shares into which all such preferred stock could be converted cannot be calculated given the formulaic determination of conversion price based on future stock price.  However, as of September 30, 2011, revenues from the Ten Well Program have resulted in 99% of the Purchase Price having already been reached. As noted above, no Methane Project net profits interest payments have been made to Hoactzin and the 99% of Purchase Price already reached has been accomplished solely from the Ten Well Program.  Further, it is highly unlikely that any requirement to issue preferred stock will arise in 2011 or any succeeding years.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  Payables related to these and ongoing operations remained outstanding at the end of the third quarter 2011 and 2010 in the amount of $0.5 million and $1.2 million respectively.  Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.

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

(6)  Deferred Conveyance/Prepaid Revenues

The Company has adopted a deferred conveyance/prepaid revenues presentation of the transactions between the Company and Hoactzin Partners, L.P. on September 17, 2007 to more clearly present the effects of the three-part transaction consisting of the Ten Well Program, the Methane Project and a contingent exchange option agreement.  To reflect the deferred conveyance, the Company allocated $0.85 million of the $3.85 million Purchase Price paid by Hoactzin for its interest in the Ten Well Program to the Methane Project, based on a relative fair value calculation of the Methane Project’s portion of the projected payout stream of the combined two projects as seen at the inception of the agreement, utilizing then current prices and anticipated time periods when the Methane Project would come on stream.  At inception of the Ten Well Program, the Company recorded $3.0 million to “Deferred conveyance oil and gas properties” and $0.85 million to “prepaid revenues”.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2011 the original invested amount of $3.85 million has been reduced to $0.03 million which is reflected in “Prepaid revenues – current”. Hoactzin’s first right to convert its invested amount of $3.85 million into preferred stock was only exercisable to the extent Hoactzin’s investment had not been reduced by 25% by the end of 2009. For each year after 2009 in which Hoactzin’s then-unrecovered invested amount at the beginning of the year is not reduced 20% further by the end of that year, Hoactzin has a similar option. Since the beginning of 2011, the unrecovered invested amount has already been reduced by more than 20%, and therefore, Hoactzin is already precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred in 2011.  In addition, the Company anticipates the remaining investment will be recovered by December 31, 2011, and therefore preclude Hoactzin from exercising its contingent option.  All of the $3.82 million paid has been from the Ten Well Program with no payments made from the Methane Project, reducing the deferred conveyance account from $3.0 million to zero. The remaining payments will be applied against the prepaid revenue account.

As noted, in future periods, the Company anticipates that this Hoactzin investment will continue to be further reduced by sales of oil produced from the Ten Well Program, or methane produced from the Methane Project, or both.  By December 31, 2011, the Company projects that the original $3.85 million Purchase Price will be reduced to zero. As a result, Hoactzin’s

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

However, in the event of a conversion of Hoactzin’s Methane Project interest for Company preferred stock as set out in limited circumstances in the applicable agreement, and which the Company anticipates is highly unlikely, there would be a debit to the prepaid revenue account for both the Ten Well Program and Methane Project because no contingent option would remain on such a conversion and the Company would simultaneously credit preferred stock in the converted amount. In the event of the termination of the option to convert into preferred stock because the $3.85 million has been repaid from the Ten Well Program or Methane Project or both, the Ten Well Program account will be credited and the liability will be removed, as at this time the price received for the Program will be fixed and determinable.

(7)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2011	December 31, 2010
Oil and gas properties, at cost	$ 33,092	$ 27,837
Unevaluated properties	308	189
Accumulated depletion	(15,435)	(13,869)
Oil and gas properties, net	$ 17,965	$ 14,157

The Company recorded $1.6 million in depletion expense for the first nine months of 2011 and $1.3 million for the first nine months of 2010.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

(10)     Bank Debt

At September 30, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  As of September 30, 2011, the Company was in compliance with all covenants.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11 million to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per annum, eliminated the then existing monthly commitment reduction, and changed the maturity date to January 27, 2012.

On February 22, 2011, the Company and F&M Bank entered into an amendment to the credit facility which increased the borrowing base from $14 million to $20 million, increased the maximum line of the Company’s credit amount from $20 million to $40 million, and extended the term of the facility to January 27, 2013.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On July 14, 2011, F&M Bank reaffirmed the Company’s borrowing base at $20 million. The next borrowing base review will take place in January 2012. The total borrowing by the Company under the facility at September 30, 2011 and December 31, 2010 was $10.9 million and $9.5 million, respectively.

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

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million. The costs of the Methane Project were funded primarily by (a) the money received by the Company from Hoactzin to purchase its interest in the Ten Well Program (which exceeded the Company’s actual costs of drilling the wells in that Program by more than $1 million); (b) cash flow from the Company’s operations; and (c) $0.8 million of funds the Company borrowed under its credit facility.  Methane gas produced by the project facilities was initially mixed in the Company’s pipeline and delivered and sold to Eastman under the terms of the Company’s natural gas purchase and sale agreement with Eastman.  The gas supply from this landfill is projected to grow over the years as the underlying operating landfill continues to expand and generate additional naturally produced gas, and for several years following the closing of the landfill, estimated by Republic to occur in 2041.  Gas production is expected to continue in commercial quantities up to 10 years after closure of the landfill.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

 The Methane Project is designed to be capable of producing a daily average of about 500 MMBtu/day of methane from the Carter Valley landfill assuming the raw gas volumes being generated underground and collected in Republic’s piping and collection system are sufficient to do so.  However, in order to produce maximum levels on a given day, the raw gas volume must

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

be available and the plant needs to remain in operation for the full 24 hours that  day. Daily production decreases on days when the plant operates less than a full 24 hours, whether due to any equipment or collection system supply issue.  The primary reason experienced for less-than-full-24-hour operation since April 2009 has been frequent spiking in the oxygen content in the raw gas collected by Republic and delivered to the plant, and not to equipment malfunctions in MMC’s plant.  Oxygen spikes shut down MMC’s equipment for safety reasons as high oxygen gas is explosive in our treatment process.

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

In the third quarter of 2011, the plant operated for only 26% of the total hours during the quarter for primarily the same reasons.  Plant maintenance did cause a portion of the production downtime due to need to obtain unscheduled replacement parts not normally kept on hand.

Republic commenced a major gas collection system repair and rework in September 2011 and anticipates more adequately addressing both these oxygen and water problems. Simultaneously, Republic planned to drill additional gas collection wells in the landfill. The repairs should reduce air and water intrusion and allow MMC’s plant to avoid shutdowns for safety and increase run time and consequently increase produced methane volumes.  The new wells are due primarily to the growth of the working landfill, and should result in previously undelivered volumes of raw gas being sent to MMC’s plant, so methane production volumes should additionally increase as a result of the new wells.  As of the date of this Report, we are advised by Republic that four new wells have been drilled in the landfill, and the other collection system repairs are near completion.  The Company anticipates that Republic’s collection system may continue to require repairs from time to time and no assurances can be made concerning when Republic’s system repairs may again be needed and if so, when such repairs may be concluded.  If such additional repairs become necessary, until such time that the repairs are completed, the Company anticipates that only intermittent and minimal volumes would be produced.

In addition to the further system repairs being performed by Republic on its gas collection system, MMC determined to also address the high-oxygen level problem experienced to date by rerouting a portion of the recycle gas stream from MMC’s plant operation to fuel electric generation at the plant site.  This is anticipated to have a dual benefit to MMC of (1)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

offsetting significant electricity costs incurred to run the large 300-horsepower compressors needed to refine the methane, and (2) increasing overall run time of the methane plant and consequently increasing overall methane production.  Plant run time is anticipated to increase because rerouting this existing recycle gas stream should reduce the oxygen level at plant inlet by about one half percent, thereby causing significantly fewer shutdowns for high oxygen at MMC’s plant inlet. The increased run times are expected to fully offset the reduction in methane production efficiency necessarily caused by rerouting the recycle gas stream for use as generator fuel.  The installation of the equipment required to reroute the recycle gas stream and fuel a generator is currently anticipated to be completed in the fourth quarter of 2011.  MMC anticipates, but cannot assure, that when completed, the combined effects of new landfill wells, the Republic workover of its collection system, and the plant configuration to alter the recycle gas usage may result in significant improvement in the economic performance of the MMC plant.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project.  Any net profits from the Methane Project, if received by Hoactzin, would be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the production levels discussed above, no net profits as defined have been generated from project startup in April, 2009 through September 30, 2011 for payment to Hoactzin under the net profits interest conveyed.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3
Derivative assets	$ -	$ 663	$ -
Derivative liabilities	$ -	$ -	$ -
Net assets and liabilities at fair value	$ -	$ 663	$ -

(13)   Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, as well as a drop in the specified monthly barrels from 9,500 to 7,375 in 2011, this number of barrels constituted less than half of the Company’s average daily production for the quarter ended September 30, 2011.  As of August 1, 2011 the “costless collar” agreement has expired, however, the Company entered into an alternative hedging arrangement described below.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

This “costless collar” agreement was effective August 1, 2009 through July 31, 2011 and had a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1, 2011 through July 31, 2011. The prices referenced in this agreement were WTI NYMEX. While the agreement was based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.

Under the “costless collar” agreement, no payment was made or received by the Company, as long as the settlement price was between the floor price and cap price (“within the collar”).  However, if the settlement price was above the cap, the Company was required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price was below the floor, the counterparty was required to pay the Company the deficit of the settlement price below the floor times the monthly volumes hedged. As of August 1 2011, the “costless collar” agreement had expired.

On June 27, 2011 the Company entered into an agreement with Cargill, Incorporated for the period from August 1, 2011 through December 31, 2012 (“Cargill Agreement”).  The agreement provides to the Company a $65 per barrel floor on a stated quantity of 10,000 barrels per month, which is approximately half of the Company’s current production of oil.  If the average price falls below $65 per barrel, then Cargill will pay to the Company the difference between $65 and the lower average price for 10,000 barrels per month in each month during when such lower average prices occur.  However, unlike the “costless collar” arrangement, the Company will not have a price cap on any portion of its production volumes.  The cost to the Company was $2.20 per barrel per month or a total of $374,000 for the entire period of the agreement.  This cost was paid by the Company on June 27, 2011.

These agreements were primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return.  If lower oil prices return, the Cargill Agreement may allow the Company to maintain production levels of crude oil by enabling the Company to perform some ongoing polymer or other workover treatments on then existing producing wells in Kansas.

As of September 30, 2011, the Company’s open forward positions on our outstanding “put” agreements with Cargill, were as follows (fair value is based on methodology described in footnote 12 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at September 30, 2011
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)

4th Qtr 2011	10,000	30,000	$65.00-N/A	$ 38
1st Qtr 2012	10,000	30,000	$65.00-N/A	$ 109
2nd Qtr 2012	10,000	30,000	$65.00-N/A	$ 151

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3rd Qtr 2012	10,000	30,000	$65.00-N/A	$ 179
4th Qtr 2012	10,000	30,000	$65.00-N/A	$ 186
				$ 663

			Current Asset	$ 477
			Non Current Asset	$ 186

Management has engaged Risked Revenue Energy Associates to perform an independent valuation of the Fair Value of the Company’s open forward positions.  The Company records changes in the unrealized derivative asset or liability as a “Gain (loss) on derivatives” in the Consolidated Statements of Operations.  The Company recorded a $0.54 million unrealized gain for the quarter ended September 30, 2011 and a $(0.09) million unrealized loss for the quarter ended September 30, 2010.  During the first nine months of 2011 the Company recorded a $0.98 million unrealized gain and a $0.37 million purchase of a $65 floor, compared to recording a $0.82 million unrealized gain during the first nine months of 2010.

The following settlement payments related to the “costless collar” were made by the Company in 2011 (in thousands):

Payments	Production Month	Payment Month

$ 59.6	January 2011	February 2011
60.8	February 2011	March 2011
158.4	March 2011	April 2011
210.5	April 2011	May 2011
146.4	May 2011	September 2011
109.1	June 2011	July 2011
116.8	July 2011	August 2011
Total $ 861.6

These realized losses were recorded as a “Gain (loss) on derivatives” in the Consolidated Statements of Operation.  During the first nine months of 2010, the Company made settlement payments of $0.03 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2011, the Company sold 175 MBbl of oil from its Kansas wells. Of the 175 MBbl, 139 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first nine months of 2011 of 139 MBbl of oil compares to 123 MBbl net to the Company’s interest in the first nine months of 2010.  This 16 MBbl increase was due primarily to increased sales volumes on the Croffoot B, Hutton, Veverka B, Veverka C, Veverka D, and various other leases. The Company’s net revenue from the Kansas properties was $12.3 million in the first

Tengasco, Inc. and Subsidiaries

nine months of 2011 compared to $8.7 million in 2010. This increase was due to an increase in oil prices from an average of $70.22 per barrel in 2010 to an average of $88.22 per barrel in 2011, as well as the 16 MBbl increase in sales volumes.  For the first nine months of 2011 and 2010, the Company’s sales included $0.3 million from Swan Creek, and MMC revenues of $0.2 million and $0.3 million for 2011 and 2010, respectively.

Comparison of the Quarters Ended September 30, 2011 and 2010

The Company recognized $4.4 million in revenues during the third quarter of 2011 compared to $3.3 million in the third quarter of 2010. The increase in 2011 revenues was primarily due to a 5 MBbl increase in sales volumes as well as a $13.85 per barrel increase in Kansas oil prices. Kansas oil prices in the third quarter of 2011 averaged $82.49 per barrel compared to $68.64 per barrel in the third quarter of 2010.  The Company realized net income attributable to common shareholders of $1.2 million or $0.02 per share of common stock during the third quarter of 2011, compared to a net income in the third quarter of 2010 to common shareholders of $0.2 million or $0.00 per share of common stock. In the third quarter of 2011, the Company had income from operations of $1.6 million compared to income from operations of $0.5 million in the third quarter of 2010.  The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas sales volumes and oil prices as well as $0.5 increase in gain on derivatives.

Production costs and taxes in the third quarter of 2011 was $1.52 million and was $1.55 million in the third quarter 2010.  Although, the Company had higher repair costs in 2011, these costs were offset by a $0.2 million franchise tax refund for the period 2007-2010.

Depreciation, depletion, and amortization expense was $0.69 million and $0.65 million for the third quarters of 2011 and 2010, respectively.

General and administrative costs were $0.50 million for the third quarter of 2011 and $0.56 million for the third quarter of 2010.

During the third quarter of 2011, the Company recorded a $0.54 million non-cash unrealized gain on derivatives, and a $(0.12) million realized loss on derivatives, compared to a $(0.09) million non-cash unrealized loss on derivatives for the third quarter 2010. Interest expense was $0.16 million for each of the third quarters of 2011 and 2010.

Comparison of the Nine Months Ended September 30, 2011 and 2010.

The Company recognized $12.8 million in revenues during the first nine months of 2011 compared to $9.4 million in the first nine months of 2010.  The increase in revenues was primarily due to an increase in oil prices in 2011, as well as a 16 MBbl increase in sales volumes.  Oil prices in the first nine months of 2011 averaged $88.22 per barrel compared to $70.22 per barrel in the first nine months of 2010.  The Company realized net income attributable

Tengasco, Inc. and Subsidiaries

to common shareholders of $2.5 million or $0.04 per share of common stock during the first nine months of 2011 compared to a net income in the first nine months of 2010 to common shareholders of $1.2 million or $0.02 per share of common stock.  During the first nine months of 2011, the Company had income from operations of $4.4 million compared to income from operations of $1.5 million during the first nine months of 2010.  The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas sales volumes and higher oil prices, partially offset by increases in costs and expenses of $0.5 million.  This increase in net income was also partially offset by a $0.7 million decrease in gain on derivatives.

Production cost and taxes in the first nine months of 2011 increased to $4.7 million from $4.4 million in the first nine months of 2010. This increase was due to higher 2011 property taxes and repair cost partially offset by a $0.2 million franchise tax refund for the period 2007-2010.

Depletion, depreciation, and amortization expense for the first nine months of 2011 was $1.9 million compared to $1.8 million in the first nine months of 2010.

General and administrative costs were $1.7 million for the first nine months of 2011 and 2010.

During the first nine months of 2011, the Company recorded a $0.98 million non-cash unrealized gain on derivatives, a $(0.86) million realized loss on derivatives, and purchased a $65 floor for $0.37 million, compared to a $0.82 million non-cash unrealized gain on derivatives and a $(0.03) million realized loss on derivatives during the first nine months of 2010. Interest expense was $0.47 million and $0.52 million for the first nine months of 2011 and 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties, the Company’s pipeline and Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  As of September 30, 2011, the Company was in compliance with all covenants.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility as assigned to F&M Bank which increased the borrowing base from $11 million to $14

Tengasco, Inc. and Subsidiaries

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

The total borrowing by the Company under the facility at September 30, 2011 and December 31, 2010 was $ 10.9 million and $9.5 million, respectively.

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

During the first nine months of each year, net cash provided by operating activities was $6.4 million in 2011 and $2.9 million in 2010.  The increase of cash provided by operating activities from 2010 to 2011 was primarily due to higher product prices received during 2011 compared to 2010, increased sales volumes, and increased cash flow provided by working capital.  Cash flow provided by working capital was $0.27 million in 2011 and $(0.06) million was used in working capital in 2010 due primarily to an increase in accounts payable related to increased activity levels in the first nine months of 2011.  Net cash used in investing activities was $(7.7) million in 2011 and $(2.5) million in 2010.  Cash flow provided by financing activities during the first nine months of 2011 was $1.2 million compared to $(0.5) million used

Tengasco, Inc. and Subsidiaries

in financing activities during the first nine months of 2010. The change in investing and financing activities was primarily due to an increase in drilling and polymer work performed in 2011.  In addition, the increase in cash used in investing activities was also a result of derivatives costs of $0.37 million and settlements of $0.86 million during 2011.

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

Tengasco, Inc. and Subsidiaries

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

As a result, the Company’s ability to replace production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  As of September 30, 2011, the Company’s borrowing base was set at $20 million of which $10.9 million had been drawn down by the Company.  The Company’s next periodic borrowing base review is scheduled to occur in January 2012.

Tengasco, Inc. and Subsidiaries

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during the first nine months of 2011 ranged from a low of $79.04 per barrel to a high of $103.18 per barrel.

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

On July 28, 2009, the Company entered into a two-year derivative agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted about two-thirds of the Company’s daily production.  This “costless collar” agreement was effective beginning August 1, 2009 and had a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1 through July 31, 2011.  The prices referenced in this agreement were WTI NYMEX.  While the agreement was based on WTI NYMEX prices, the Company received a price based on Kansas Common plus bonus, which resulted in a price approximately $7 per barrel less than current WTI NYMEX prices.  This agreement expired on August 1, 2011 and is no longer in effect as of the date of this Report.

On September 27, 2011 the Company entered into an agreement with Cargill, Incorporated for the period from August 1, 2011 through December 31, 2012.  The agreement provides to the Company a $65 per barrel floor on a stated quantity of 10,000 barrels per month, which is approximately half of the Company’s current production of oil.  If the average price falls below $65 per barrel, then Cargill will pay to the Company the difference between $65 and the lower average price for 10,000 barrels per month in each month during when such lower average prices occur.  However, unlike the “costless collar” arrangement, the Company will not have a price cap on any portion of its production.  The cost to the Company was $2.20 per barrel per month or a total of $374,000 for the entire period of the agreement.

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

Interest Rate Risk

At September 30, 2011, the Company had debt outstanding of $11.1 million including, as of that date, $10.9 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  The Company’s debt owed to other parties of $0.2 million has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $0.06 million assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2011.  The Company did not have any open derivative contracts relating to interest rates at September 30, 2011 or 2010.

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

Dated: November 14, 2011

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended September 30, 2011.

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

Dated: November 14, 2011

By: _ s/Jeffrey R. Bailey

       Jeffrey R. Bailey

      Chief Executive Officer

Tengasco, Inc. and Subsidiaries

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter September 30, 2011.

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

Dated: November 14, 2011

By:  s/ Michael J. Rugen

       Michael J. Rugen

       Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

      Dated: November 14, 2011

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

      Dated:  November 14, 2011

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer