Form 10-K
period 2011-12-31
TENGASCO INC
filed 2012-03-29
CIK 1001614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)

[X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 1-15555

TENGASCO, INC.

(name of registrant as specified in its charter)

Delaware		87-0267438
(state or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

11121 Kingston Pike, Suite E, Knoxville, TN	37934
(Address of Principal Executive Offices)	(Zip Code)

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

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files [ X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]                                                                Accelerated Filer [  ]

Non-accelerated Filer    [  ]                                                                Smaller Reporting Company [X ]

(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28 million (June 30, 2011 closing price $0.74).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 16, 2012 was 60,737,413.

Documents Incorporated By Reference

The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 29, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2011 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

Projecting the effects of commodity prices, which in past years have been extremely volatile, on production and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

Polymer. The purpose of the polymer gel treatment is to reduce excessive water production and increase oil or gas production from wells that produce from water-drive reservoirs. These wells are typically produced from naturally fractured carbonate reservoirs such as dolomites and limestone in mature fields. Successful treatments are also run in certain types of sandstone reservoirs. Other practical applications of polymer gels include the treatment of waterflood injection wells to correct channeling or change the injection profile, to improve the ability of the injected fluids to sweep the producing wells in the field, making the waterflood much more efficient and allowing the operator to recover more oil in a shorter period of time.

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

SWD. Salt water disposal well.

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

Waterflood.  A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells.

Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

References herein to the “Company”, “we”, “us” and “our” mean Tengasco, Inc.

PART I

ITEM 1. BUSINESS.

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.  At the Company’s Annual Meeting held on June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger previously adopted by the Company’s Board of Directors which provided for the merger of the Company into a wholly-owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware. The merger became effective on June 12, 2011 and the Company is now a Delaware corporation.

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”)  operates treatment and delivery facilities using the latest developments in available treatment technologies for the extraction of methane gas from nonconventional sources for delivery through the nation’s existing natural gas pipeline system, including the Company’s pipeline system in Tennessee for eventual sale to natural gas customers.

The Company also has a management agreement with Hoactzin Partners, L.P. (“Hoactzin”) to manage Hoactzin’s oil and gas properties in the Gulf of Mexico offshore Texas and Louisiana (See below, “General 4. Management Agreement with Hoactzin”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P., which is the Company’s largest shareholder.

General

1. The Kansas Properties

The Kansas Properties presently include 185 producing oil wells in central Kansas.  Our management and staff have a great deal of Kansas exploration and production experience.  We have onsite production management and field personnel working in Kansas.

In 2011, the Company continued to focus on both development drilling and to a lesser degree, exploration drilling.  Many of the wells that were drilled, were on leases that are still in effect because they are being held by existing production.  The leases provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  Other than such wells bearing overriding royalties, the Company maintains a 100% working interest in most of its older wells and any undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2011, the Company drilled 25 gross wells.  The Company has a 100% working interest in all of the wells. The success rate was 16 producers and 9 dry holes for the 25 wells drilled by the Company in Kansas.

Kansas as a whole is of major significance to the Company.  The majority of the Company’s current reserve value, current production, revenue, and future development objectives are centered in the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on existing locations owned by the Company in Kansas, the Company has added and continues to add proven direct offset locations.

A.  Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin, consisting of three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Under the terms of the Program, Hoactzin paid the Company $0.4 million for each producing well and $0.25 million for each per dry hole.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses, referred to as a management fee.  The fee paid to the Company by Hoactzin will increase to an 85% working interest when net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”).

Nine of the ten wells in the program were completed as oil producers and during the 4th quarter 2011 had gross production of approximately 38 barrels per day in total.  Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Program resulting in the Payout Point being determined as $5.2 million.  The Purchase Price paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling cost of approximately $2.6 million for the ten wells by more than $1 million.

In 2011, the wells from the Program produced 15.5 MBbls of which 10.2 MBbls were net to Hoactzin.  As of December 31, 2011, net revenues received by Hoactzin from the Program totaled $3.9 million which leaves a balance of $1.3 million until the Payout Point is reached.

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

As part of a series of transactions with Hoactzin relating to the Program and the Methane Project, on September 17, 2007 the Company entered into another agreement with Hoactzin providing that if the Program and the Methane Project in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price by December 31, 2009, then Hoactzin had an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company.

However, as stated, net revenues received by Hoactzin from the wells in the Program through December 31, 2011 totaled $3.9 million thereby reaching the Purchase Price and therefore no preferred stock will ever be issued to Hoactzin.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2011 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.   These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2011 as required by SEC regulations. The table below reflects eventual pay as occurring through the realization of proceeds at prices used in the reserve report dated December 31, 2011 of approximately $88.53 per barrel.

Reserve Information for Ten Well Program Interest for the Year Ended December 31, 2011

	Barrels Attributable to Party’s Interest MBbl	Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Attributable to Party’s Interest (in thousands)
Tengasco	102.9	$5,744	$2,241
Hoactzin Partners, L.P.	37.7	$2,285	$1,519

As of December 31, 2011, the original invested amount of $3.85 million has been reduced to zero.  Consequently, Hoactzin is precluded by these results from any possibility of exercising its contingent option under the exchange agreement to convert into preferred stock.  All of the $3.85 million paid has been from the Ten Well Program.

B.  Kansas Production

The Company’s gross oil production in Kansas increased in 2011 from 2010 levels. In 2011, the Company produced 241 MBbls in Kansas compared to 224 MBbls in 2010. The 15 wells that were polymered in 2011 produced 32 MBbl and the 16 successful new wells drilled in 2011 produced approximately 16 MBbl.

The capital projects undertaken by the Company in 2011 were funded from cash flow and approximately $2 million from bank borrowings. The Company plans to have a more active drilling program in 2012.  However, if future oil prices should decrease, it may cause the Company to reduce its anticipated 2012 capital spending. The Company has a derivative agreement providing a $65 floor on 10,000 barrels of oil per month from January 2012 through December 2012 to minimize the effect of an oil price decrease.

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

A.  Swan Creek Pipeline Facilities

The Company’s completed pipeline system is owned and operated by TPC and extends 65 miles from the Swan Creek Field to several meter stations in Kingsport, Tennessee.  The pipeline system was built for a total cost of $16.4 million. The Company reviews the carrying value of the pipeline for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During 2010 there were indicators the pipeline may be impaired and the Company performed an assessment of the carrying value as of December 31, 2010 based on expected future cash flows. The assessment resulted in the Company recording an impairment of approximately $5.0 million for the year ended December 31, 2010.  At December 31, 2011 management determined there were no indicators of impairment, therefore, there is no impairment charge for the year ended December 31, 2011. The net book value of the pipeline system was approximately $6.9 million and $7.0 million at December 31, 2011 and 2010, respectively.

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

Because no drilling for natural gas in the Knox formation in Swan Creek is anticipated in the future, the current production levels less decline are the sole value of natural gas reserves and natural gas production.  The existing production from the current 12 wells producing natural gas are showing typical Appalachian production declines, which exhibit a long-lived nature but more modest volumes.  The experienced decline in actual production levels from existing wells in the Swan Creek Field was expected and predictable.  Although there can be no assurance, the Company expects these natural rates of decline in the future will be comparable to historical decline experienced over the 2010-2011 period.

During 2011, the Company had 12 producing gas wells and 4 producing oil wells in the Swan Creek Field.  Gross gas sales from the Swan Creek Field during 2011 averaged 90 Mcfd compared to 93 Mcfd in 2010. Gross oil sales volumes from the Swan Creek field during 2011 averaged 15 BOPD compared to 17 BOPD in 2010.

The Company continues to evaluate nearby properties for the purpose of exploring the rim of the Swan Creek anticline for Devonian Shale gas production.  The Company may seek development of these properties with other industry partners as it remains possible that when more than one well is drilled, it may be economically feasible to treat (if necessary) the produced gas as required, and to construct gathering facilities necessary to connect to the Company’s pipeline to bring the gas to market.  To date no industry partners have been found by the Company to further explore these properties and no assurances can be made that such a partner can be found or that an agreement may be reached with such partner on terms acceptable to the Company.  During 2011, the Company drilled one exploratory well in an attempt to find Devonian Shale gas. Although the well did not produce oil or natural gas in commercial quantities, this well was a first step in defining the structure. In addition, the company plans to drill additional oil prospects in Swan Creek.

3.  Methane Project

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with BFI Waste Systems of Tennessee, LLC (“BFI”), an affiliate of Allied Waste Industries (“Allied”). In 2008, Allied merged into Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC and provides that MMC will purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee and located about two miles from the Company’s pipeline.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  Methane is the principal component of natural gas and makes up about half of the purchased raw gas stream by volume.  The Company constructed a pipeline to deliver the extracted methane gas to the Company’s existing pipeline (the “Methane Project”).

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

MMC declared startup of commercial operations on April 1, 2009.   During the month of April, the facility produced and sold 14 MMcf of methane gas to Eastman and was online about 91% of the calendar month. System maintenance and landfill supply adjustments accounted for the remainder of the time.  On May 1, 2009, Eastman advised MMC that it was suspending deliveries of the methane gas stream pending approval by the federal Environmental Protection Agency (“EPA”) of Eastman’s petition for inclusion of treated methane gas as natural gas within the meaning of the EPA’s continuous emission monitoring rules applicable to Eastman’s large boilers during the annual “smog season” beginning May 1st of each year.  Although Eastman had begun seeking this approval in February, 2009, with the assistance of the Air Quality Department of the Tennessee Department of Environment and Conservation, the EPA had not acted by May 1, 2009.  Eastman furnished to the EPA information provided by MMC that establishes that the methane gas stream is better fuel under the rule standards than even “natural” gas, which is technically defined in the smog season rules to include gas being “found in geologic formations beneath the earth’s surface”.  Because approval was not promptly received, MMC was forced to seek alternative markets for the methane gas stream.

The Company concluded an agreement for sale of the methane gas to Hawkins County Gas Utility District, a local utility commencing August 1, 2009 on a month to month basis. Effective September 1, 2009 the Company also began sales of its Swan Creek gas production to Hawkins County

 Gas Utility District, because the physical mixing of Swan Creek natural gas with MMC’s methane gas caused Eastman to suspend deliveries of both categories of gas as mixed.

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

MMC’s plant is capable of remaining in operation for a full 24 hours per day.  Daily production decreases during days when the plant operates less than 24 hours, whether due to any equipment or collection system supply issue.  The primary reason experienced for less-than- 24-hour operation since April 2009 has been frequent spiking in the oxygen content in the raw gas collected by Republic and delivered to the plant, rather than being caused by equipment malfunctions in MMC’s plant.  Oxygen spikes shut down MMC’s equipment for safety reasons, as high oxygen gas streams become explosive under the compression required in our treatment process.  In mid-2010 the oxygen spikes increased from occasional spikes to an almost constant level of oxygen that caused longer downtime to our equipment.  MMC’s plant had minimal production of sales methane during the fourth quarter of 2010 of approximately 5,500 MMBTU of methane gas for an average of 60 MMBTU per day.  The MMC plant had no production of sales methane during the third quarter 2010. During the second quarter in 2010, the facility produced approximately 27,000 MMBtu of methane, an average of 300 MMBtu per day.  In the first quarter of 2010, the facility had produced about 19,600 MMBtu, an average of 220 MMBtu per day.

These problems continued throughout 2011, with average production being 81MMBtu per day for the twelve month period ending December 31, 2011 or a total yearly production of 29,469 MMBtu.  The final two months of 2011 had no production at the methane plant, due to additions being made to MMC’s facility to allow installation and fueling of the electric generator described below.

In order to address the issue of significant plant downtime due to oxygen levels, MMC sought to eliminate the recycling of a process methane gas stream within the methane plant.  That recycling had the effect of increasing the oxygen percentages at plant inlet when it was recycled to the plant inlet in order to extract some still-remaining methane.  By ceasing use of that recycle stream, methane extraction efficiency would be reduced, but run time would be increased by avoiding some oxygen-caused shutdowns for safety.   MMC determined the recycle gas stream could be repurposed to be used to fuel an electric generator onsite, which would offset electric utility costs at the methane plant, as well as providing an additional revenue source.  In April 2011 MMC purchased a Caterpillar genset from Parkway Services Group of Lafayette, Louisiana which was delivered in late 2011 and installed at the methane plant site for generation of electricity.  Total cost of the generator including installation and interconnection with the power grid is approximately $1.1 million.

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site of its methane extraction facilities.  The electricity generated is sold under a ten year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority through TVA’s Generation Partners program.  That program accepted generated renewable power only up to

999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract pays MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH).  Current price paid to MMC is $.129 per KWH.  Current electric production is about 22,800 KWH per day for gross revenue of about $2,950 per day.  The contract terminates in January 2022 but can be extended for an additional ten years at a purchase price to be negotiated at that time.  Methane gas sales will continue under the Atmos contract simultaneously with electricity sales and the same one-eighth royalty on electricity revenues will be paid to the landfill owner as is paid on methane revenues.  The electric generation also reduces oxygen input to the methane plant, which along with improvements to the collection system in the field have together resulted in consistently high levels of in-service time since January 25, 2012 and through the date of this Report.  Although a portion of the gas used for generation of electricity will not be available for methane extraction, the use of the gas for electricity generation is equivalent to sale of the methane for almost $15per MMBtu, more than double the price currently received for methane sales and six times the current natural gas spot market price.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Any net profits from the Methane Project, if received by Hoactzin, would be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  When the Payout Point is reached from either the revenues from the wells drilled in the Program or the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, and reduced production levels discussed above, no net profits as defined have been generated from project startup in April, 2009 through December 31, 2011 for payment to Hoactzin under the net profits interest conveyed.  As of the date of this report, all payments applied to reaching the Payout Point have been generated from the Program.

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

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 38 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Although production level of the Program wells will decline with time in accordance with expected decline curves for these types of wells, based on the drilling results of the wells in the Ten Well Program and the current price of oil, the Program wells would be expected to reach the Payout Point by December 31, 2013 solely from the oil revenues from the wells. However, under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point. Those methane project net profits if applied may result in the Payout Point being achieved sooner than relying solely upon revenues from the Program wells.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through December 31, 2011.

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

Through December 31, 2011, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits as defined in the agreement have been generated from project startup in April, 2009 through December 31, 2011 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange. By December 31, 2011, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to zero, thereby reaching the purchase price and therefore no preferred stock will ever be issued to Hoactzin.

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

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for operated properties located in federal offshore waters in favor of the Bureau of Ocean Energy Management, Regulation and Enforcement, and certain private parties.

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

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin experienced significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet as of December 31, 2011. Payables related to these and ongoing operations remained outstanding at the end of 2011 and 2010 in the amount of $0.3 million and $1.0 million respectively.  Because this amount is material, the Company recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party.  The Company expects that Hoactzin will fully satisfy all these vendor obligations with its own resources.

  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been or is expected to be used by the Company in connection with its obligations under the Management Agreement.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

5.  Other Areas of Development

The Company is continuing to review and analyze potential acquisitions of additional existing oil and gas production in areas of Kansas, Oklahoma, and Texas.   Whether the Company will proceed with any such acquisition it deems appropriate will be dependent on a number of factors, including available financing, oil and gas prices, acquisition prices, etc.  Future economic conditions, including any sharp decline in oil prices, will have an adverse impact on the Company’s ability to acquire additional properties as it will reduce the Company’s cash flows and borrowing base under its credit facility with F&M Bank and Trust Company. Accordingly, there is no assurance that a suitable property will become available or even if such property becomes available that terms will be established leading to a completion of such a purchase.

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

At present, crude oil produced by the Company in Kansas is sold at or near the wells to Coffeyville Resources Refining and Marketing, LLC (“Coffeyville Refining”) in Kansas City, Kansas and to National Cooperative Refinery Association (“NCRA”) in McPherson, Kansas.  Both Coffeyville Refining and NCRA are solely responsible for transportation to their refineries of the oil they purchase.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchases prices offered by the refineries fluctuate from time to time.  Crude oil produced by the Company in Tennessee is sold to the Ashland Refinery in Kentucky and is transported to the refinery by contracted truck delivery at the Company’s expense.

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

Business Experience2

Charles Patrick McInturff is 59 years old. Mr. McInturff received a Bachelor of Science Degree in Civil Engineering from Texas A&M University in 1975.  He is a Registered Professional Engineer from Texas and a member of the Society of Petroleum Engineers.  Before joining the Company he was Vice President of Operations of Capco Offshore, Inc. and related companies in Houston from October  2006 until December 2007 responsible for managing and supervising offshore operations and workovers and identification and evaluation of drilling and workover candidates.

1 Mr. Bailey is also a director of the Company.

2 The background and business experience of Jeffrey R. Bailey is incorporated by reference from the section entitled “Proposal No. 1. Election of Directors” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders.

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

Cary V. Sorensen is 63 years old. He is a 1976 graduate of the University of Texas School of Law and has undergraduate and graduate degrees from North Texas State University and Catholic University in Washington, D.C. Prior to joining the Company in July 1999, he had been continuously engaged in the practice of law in Houston, Texas relating to the energy industry since 1977, both in private law firms and a corporate law department, serving for seven years as senior counsel with the oil and gas litigation department of a Fortune 100 energy corporation in Houston before entering private practice in June, 1996.  He has represented virtually all of the major oil companies headquartered in Houston as well as local distribution companies and electric utilities in a variety of litigated and administrative cases before state and federal courts and agencies in nine states.  These matters involved gas contracts, gas marketing, exploration and production disputes involving royalties or operating interests, land titles, oil pipelines and gas pipeline tariff matters at the state and federal levels, and general operation and regulation of interstate and intrastate gas pipelines.  He has served as General Counsel of the Company since July 9, 1999.

Michael J. Rugen is 51 years old and was named Chief Financial Officer of the Company in September 2009.  He is a certified public accountant (Texas) with over 29 years of experience in exploration and production and oilfield service.  Prior to joining the Company, Mr. Rugen spent 2 years as Vice President of Accounting and Finance for Nighthawk Oilfield Services.  From 2001 to June 2007, he was a Manager/Sr. Manager with UHY Advisors, primarily responsible for managing internal audit and Sarbanes-Oxley 404 engagements for various oil and gas clients. In 1999 and 2000, Mr. Rugen provided finance and accounting consulting services with Jefferson Wells International.  From 1982 to 1998, Mr. Rugen held various accounting and management positions at BHP Petroleum, with accounting responsibilities for onshore and offshore US operations as well as operations in Trinidad and Bolivia.  Mr. Rugen earned a Bachelor of Science in Accounting in 1982 from Indiana University.

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

As of December 31, 2011, the outstanding principal amount of the Company’s indebtedness to F&M Bank & Trust Company (“F&M Bank”) was approximately $11.5 million.  The level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the disruption in the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

Declines in Oil or Gas Prices Have and Will Materially Adversely Affect the Company’s Revenues.

The Company’s financial condition and results of operations depend in large part upon the prices obtainable for the Company’s oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.  As seen in recent years, prices for oil and natural gas are subject to extreme fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the Company’s control.  These factors include worldwide political instability (especially in the Middle East and other oil producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels speculating activities in the commodities markets and the overall economic environment. For example, during 2008, the price for oil was extremely volatile.  In July 2008, the price of oil received which had reached a record high of $147 per barrel had declined to approximately $35 per barrel by December 2008.  During 2009, oil prices  received ranged from a low of $34 per barrel in February 2009 to a high of $81 per barrel in October 2009.  During 2010 oil prices received ranged from a low of $65 per barrel in May 2010 to a high of $91 per barrel in December 2010. During 2011, oil prices received ranged from a low of $79 per barrel in October 2011 to a high of $103 per barrel in April 2011. The Company’s operations are substantially adversely impacted as oil prices decline.  Lower prices dramatically affect the Company’s revenues from its drilling operations.  Further, drilling of new wells, development of the Company’s leases and acquisitions of new properties are also adversely affected and limited.   As a result, the Company’s potential revenues from operations as well as the Company’s proved reserves may substantially decrease from levels achieved during the period when oil prices were much higher.  There can be no assurances as to the future prices of oil or gas.  A substantial or extended decline in oil or gas prices would have a material adverse effect on the Company’s financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital.  Oil and natural gas prices have historically been and are likely to continue to be volatile.

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

The Company has a History of Significant Losses.

During the early stages of the development of its oil and gas business the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field, and has an accumulated deficit of $25.6 million as of December 31, 2011.  In 2009, the Company  recorded a net loss of $2.0 million.  In 2010, the Company had a profit before pipeline impairment of $1.3 million, but due to a non-cash pipeline impairment of $5 million ($3.0 million net of tax effects) the Company recorded a net loss of $1.7 million.  The Company also recorded a $0.6 million non-cash unrealized gain on derivatives ($0.4 million net of tax effects).  Net of both the non-cash impairment and the non-cash unrealized gain on derivatives the Company would have recorded an adjusted net income of $0.9 million.  In 2011, the Company recorded net income of $4.7 million.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

There is a Risk That the Company May Be Required to Write Down the Carrying Value of its Pipeline or Methane Facilities.

           The Company’s Pipeline and Methane facility assets are subject to review for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the pipeline or methane facility assets.  Should this occur, the assets carrying amount will be reduced to its fair value and the excess over fair value to net of any tax effects, will be charged to earnings. This expense may not be reversed in future periods.  During 2010, the Company incurred a writedown of its pipeline asset net of tax effect in the amount of $3.0 million. This writedown resulted from the Company’s assessment that cash flows generated from the pipeline were insufficient to recover the pipeline’s net book value.  During the fourth quarter of 2010, the Company received expressions of interest from potential purchasers of the pipeline asset which were significantly below the asset’s pre-writedown net book value of $12 million. These expressions of interest indicated that the carrying amount of the pipeline may not be recoverable.  The current carrying value of the pipeline asset is approximately $6.9 million.

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2011, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event of a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.   The effect of such write downs or reversals, if they occur, may be material and substantially adverse.

Shortages of Oil Field Equipment, Services and Qualified Personnel Could Adversely Affect the Company’s Results of Operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  The Company does not own any drilling rigs and is dependent upon third parties to obtain and provide such equipment as needed for the Company’s drilling activities.  There have also been shortages of drilling rigs and other equipment when oil prices have risen and as a result the demand for rigs and equipment when oil prices have risen and as a result the demand for rigs and equipment increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil prices in Kansas have currently stimulated and increased demand and this has resulted in increased prices for drilling rigs, crews and associated supplies, equipment and services, as well as increased potential that the Company’s experienced employee base in Kansas conducting field operations may be offered employment by competing companies and the Company may not be capable of replacing such departing personnel at existing salary levels, or at all.  These shortages or price increases could adversely affect the Company’s profit margin, cash flow, and operating results or restrict the Company’s ability to drill wells and conduct ordinary operations.

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

The Company Depends on Key Personnel, Whom it May Not be Able to Retain or Recruit.

Jeffrey R. Bailey, the Company’s Chief Executive Officer, other members of present management and certain Company employees have substantial expertise in the areas of endeavor presently conducted and to be engaged in by the Company specifically including engineering, petrophysical analysis, and well completion design.  To the extent that their services become unavailable, the Company would be required to retain other and additional qualified personnel to perform these multiple services in several technical areas upon which the Company is dependent to conduct exploration and production activities.  The Company does not know whether it would be able to recruit and hire qualified and additional persons upon acceptable terms.  The Company does not maintain “Key Person” insurance or retention agreements for any of the Company’s key employees.

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

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE Amex in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies.  Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management.  The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources.  These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

The Company’s Chairman of the Board Beneficially Owns a Substantial Amount of the Company’s Common Stock and Has Significant Influence over the Company’s Business.

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Management, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”) which is the Company’s largest shareholder.  At December 31, 2011, Mr. Salas directly and through Dolphin owned 21,057,492 shares of the Company’s common stock and had options granting him the right to acquire an additional 118,750 shares of common stock.  His ownership and voting control of approximately 35% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

As of March 16, 2012 the Company had 60,737,413 shares of common stock outstanding of which 22,482,712 shares were held by affiliates. In addition, options to purchase 1,496,000 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan of which options to purchase 1,256,000 shares were vested at March 16, 2012.

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

Future Issuance of Additional Shares of the Company’s Common Stock Could Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interest of its current stockholders.  The Company is currently authorized to issue a total of 100 million shares of common stock with such rights as determined by the Board of Directors.  Of that amount, approximately 61 million shares have been issued. The potential issuance of the approximately 39 million remaining authorized but unissued shares of common stock may create downward pressure on the trading price of the Company’s common stock.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

General

The Company leases its principal executive offices, consisting of approximately 6,134 square feet located at 11121 Kingston Pike, Suite E, Knoxville, Tennessee at a rental of $7,294 per month and an office in Hays, Kansas at a rental of $750.00 per month.

Although the Company does not pay taxes on its Swan Creek leases, it pays ad valorem taxes on its Kansas Properties.  The Company has general liability insurance for its Kansas and Tennessee Properties.  As of December 31, 2011, the Company does not have a production interest in Texas or Louisiana.

Kansas Properties

The Kansas Properties as of December 31, 2011 contained 149 leases totaling approximately 21,720 gross acres in the vicinity of Hays, Kansas.

           In 2011, the Company continued to focus on retaining properties with geologic value.  Many of these leases are still in effect because they are being held by production.  These leases provide for a royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its older wells and any undrilled acreage in

 Kansas.  The primary term for most of the Company’s newer leases in Kansas is from three to five years from the date of the lease.

During 2011, the Company drilled and completed as producers 16 wells, and also drilled 9 dry holes in Kansas.

Kansas as a whole is of major significance to the Company.  The majority of the Company’s current reserve value, current production, revenue, and future development objectives are centered in the Company’s ongoing interests in Kansas.  By using 3-D seismic evaluation on existing locations owned by the Company in Kansas, the Company has added and continues to add proven direct offset locations.  As a whole, our collective central Kansas holdings (see map below) are of major significance and as a group the most materially important segment of the Company as Kansas accounted for 96% of the Company’s revenue (i.e. $16.4 million of $17.1 million) and 96% of the Company’s total oil and gas production during 2011.

The map below indicates the location of the 10 counties in Kansas in which the Company had production as of December 31, 2011.

Tennessee Properties

The Company’s Swan Creek leases are on approximately 9,098 gross acres in Hancock and Claiborne Counties in Tennessee.  At this time, all of the Company’s Tennessee production is from Hancock County.

Reserve and Production Summary

The following tables indicate the county breakdown of 2011 production and reserve values as of December 31, 2011.

Production by Area

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	155.1	0.825382	62%
Trego County, KS	35.4	0.801299	14%
Graham County, KS	13.5	0.874067	5%
Ellis County, KS	10.4	0.832547	4%
Barton County, KS	6.9	0.818627	3%
Russell County, KS	6.2	0.855553	3%
Pawnee County, KS	4.8	0.815185	2%
Rush County, KS	3.2	0.872502	1%
Osborne County, KS	2.7	0.700066	1%
Stafford County, KS	2.6	0.717433	1%
Total KS	240.8		96%
Hancock County, TN	10.8	0.745481	4%
Total	251.6		100%

Reserve Value by Area Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$29,956	$11,519	$41,475	59%
Trego County, KS	8,825	1,232	10,057	15%
Ellis County, KS	2,252	-	2,252	3%
Barton County, KS	2,018	1,295	3,313	5%
Graham County, KS	2,207	3,861	6,068	9%
Rush County, KS	969	-	969	1%
Stafford County, KS	211	-	211	-
Russell County, KS	1,417	-	1,417	2%
Pawnee County, KS	379	843	1,222	2%
Osborne County, KS	232	415	647	1%
Total KS	48,466	19,165	67,631	97%
Hancock County, TN	2,132	-	2,132	3%
Total	$50,598	$19,165	$69,763	100%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2011 and 2010, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd.  (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.

Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

Total Proved Reserves as of December 31, 2011

	Producing	Non Producing	Undeveloped	Total
Natural gas (MMcf)	3.7	-	-	3.7
Oil (MBbls)	1,838.1	100.7	651.9	2,590.7
Total (MBOE)	1,838.7	100.7	651.9	2,591.3
Future net cash flows before income taxes discounted at 10% (in thousands)	$ 46,621	$ 3,977	$ 19,165	$ 69,763

Total Proved Reserves as of December 31, 2010

	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	27.2	-	-	27.2
Oil (MBbl)	1,554.3	245.4	696.0	2,495.7
Total proved reserves (MBOE)	1,558.8	245.4	696.0	2,500.2
Future net cash flows before income taxes discounted at 10% (in thousands)	$28,987	$7,476	$11,881	$48,344

Historically, all drilling has primarily been funded by cash flows from operations.  During 2011, approximately 140 MBbl of proved undeveloped reserves that existed at December 31, 2010 were converted into proved developed reserves from drilling and completion.  All proved undeveloped reserves included in the Company’s report at December 31, 2011 and 2010 related to oil prospects in Kansas.  During 2010, 127 MBbl of proved undeveloped reserves were converted into proved developed reserves.

The oil and natural gas prices after basis adjustments used in our December 31, 2011 reserve valuation were $88.53 per Bbl and $4.16 per Mcf. The oil and natural gas prices after basis adjustments used in our December 31, 2010 reserve valuation were $72.30 per Bbl and $4.89 per Mcf.  The per Bbl increase in oil price, identification of additional proved undeveloped locations, and drilling and completion of wells not included in 2010 reserve volumes were the primary factors in the increased 2011 reserve volumes and values as compared to 2010 levels.  (Refer to Note 23, Supplemental Oil and Gas Information, Standardized Measure of Discounted Future Net Cash Flows for additional reserve information.)

The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for natural gas and oil production sold subsequent to December 31, 2011.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices.  The Company’s CEO and the Vice President responsible for management of Hoactzin’s properties located onshore Texas Gulf Coast and offshore Texas/Louisiana each have extensive professional engineering experience evaluating both domestic and international reserves on a well by well basis and on a company wide basis.   Prior to generation of the annual reserves, management and staff meet with LaRoche to review properties and discuss assumptions to be used in the calculation of reserves. Management reviews all information submitted to LaRoche to ensure the accuracy of the data.  Management also reviews and compares the final report from LaRoche with the Company’s in-house reserve calculations and discusses any differences with LaRoche.

Production

The following tables summarize for the past three fiscal years the volumes of oil and gas produced, the Company’s operating costs and the Company’s average sales prices for its oil and gas.  The information includes volumes produced to royalty interest or other parties’ working interest.

Kansas
Years Ended December 31,	Gross Production		Net Production		Cost of Production (per BOE)	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)		Oil (Bbl)	Gas (Per Mcf)
2011	240.8	-	185.7	-	$ 18.31	$ 88.15	-
2010	224.2	-	169.5	-	$ 17.33	$ 72.14	-
2009	216.7	-	166.1	-	$ 14.61	$ 54.48	-

Tennessee
Years Ended December 31,	Gross Production		Net Production		Cost of Production (per BOE)	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)		Oil (Bbl)	Gas (Per Mcf)
2011	5.4	32.7	3.8	25.8	$ 46.37	$ 87.33	$ 4.28
2010	6.2	59.6	4.2	24.7	$ 32.62	$ 71.05	$ 4.90
2009	5.8	78.0	4.8	73.1	$ 24.60	$ 54.87	$ 3.99

Oil and Gas Drilling Activities

Kansas

In 2011, the Company drilled 16 successful wells, and 9 dry holes.  The successful wells drilled in Kansas in 2011 contributed approximately 16 MBbl of production.  The Company has a 100% working interest in each of these successful wells.  The Company continues to pursue incremental production increases where possible in the older wells, by using recompletion techniques to enhance production from currently producing intervals.  During 2011, the Company polymered 15 wells which contributed approximately 32 MBbl of production.

Tennessee

In 2011 the Company did not drill any new wells in the Swan Creek Field.  The Company believes that drilling new gas wells in the Swan Creek Field itself will not contribute to achieving any significant increase in daily gas production totals from the Field. As a result, the Company does not have any plans at the present time to drill any new gas wells in the Swan Creek Field. However, the Company does plan to continue to evaluate oil prospects in Swan Creek.  During 2011, the Company drilled one unsuccessful well in the Devonian Shale. Although this was dry, the Company continues to evaluate nearby properties for the purpose of exploring the rim of the Swan Creek anticline for Devonian Shale gas production.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2011, 2010 and 2009 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2011		2010		2009
Kansas	Gross	Net	Gross	Net	Gross	Net
Productive Wells	16	16	5	5	-	-
Dry Holes	9	9	5	4	-	-
Salt Water Disposal	-	-	-	-	1	1
Tennessee
Dry Holes	1	1	-	-	-	-

Productive Wells

The following table sets forth information regarding the number of productive wells in which the Company held a working interest as of December 31, 2011.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.

	Gas		Oil
	Gross	Net	Gross	Net
Kansas	-	-	205	198
Tennessee	12	11	4	3
Total	12	11	209	201

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2011 the Company owned working interests in the following developed and undeveloped oil and gas acreage.  Net acres refer to the Company’s interest less the interest of royalty and other working interest owners.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,891	11,113	7,829	6,655
Tennessee	3,120	2,340	5,978	5,231
Total	17,011	13,453	13,807	11,886

The following table identifies the number of gross and net undeveloped acres as of December 31, 2011 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	Kansas		Tennessee		Total
	Gross	Net	Gross	Net	Gross	Net
2012	3,520	2,992	100	88	3,620	3,080

2013	1,000	850	1,614	1,412	2,614	2,262
2014	3,309	2,813	-	-	3,309	2,813
2015	-	-	350	306	350	306
2016	-	-	3,914	3,425	3,914	3,425
Total	7,829	6,655	5,978	5,231	13,807	11,886

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

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not Applicable.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE Amex exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE Amex during the fiscal years ended December 31, 2011 and December 31, 2010 are set forth below.

	High	Low
For the Quarters Ending
March 31, 2011	$ 1.50	$ 0.60
June 30, 2011	$ 1.21	$ 0.64

September 30, 2011	$ 0.98	$ 0.63
December 31, 2011	$ 0.93	$ 0.65

March 31, 2010	$ 0.52	$ 0.42
June 30, 2010	$ 0.56	$ 0.41
September 30, 2010	$ 0.41	$ 0.49
December 31, 2010	$ 0.65	$ 0.41

Holders

As of March 16, 2012, the number of shareholders of record of the Company’s common stock was 276 and management believes that there are approximately 8,004 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2011 or 2010 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2011, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2011 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2011.

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

Years Ended December 31,	2011	2010	2009	2008	2007
Income Statement Data:
Revenues	$17,085	$13,216	$ 9,731	$ 15,601	$ 9,369
Production Cost and Taxes	6,204	6,020	5,315	5,888	4,323
General and Administrative	2,324	2,294	2,085	2,168	1,417
Interest Expense	642	659	634	608	333
Net Income (Loss)	4,680	(1,745)	(2,018)	170	3,510
Net Income (Loss) Attributable to Common Stockholders	4,680	(1,745)	(2,018)	170	3,510
Net Income (Loss) Attributable to Common Stockholders Per Share	$0.08	$ (0.03)	$ (0.03)	$ 0.00	$ 0.06

As of December 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Working Capital Surplus (Deficit)	$ 839	$ 10	$ (95)	$ 646	$ 2,473
Oil and Gas Properties, Net	20,206	14,157	12,360	14,142	16,940
Pipeline Facilities, Net	6,865	7,041	12,397	12,380	12,917
Methane Project, Net	5,102	4,394	4,403	4,357	1,650
Total Assets	45,999	39,749	41,174	42,447	38,011
Long-Term Debt	11,694	9,564	10,062	10,052	4,316
Stockholders’ Equity	$ 30,097	$ 25,224	$ 26,843	$ 28,576	$ 28,103

No cash dividends have been declared or paid by the Company for the periods presented in the above tables.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net income to holders of common stock of $4.7 million or $0.08 per share in 2011 compared to a net loss to holders of common stock of $(1.7) million or $(0.03) per share in 2010 and a net loss of $(2.0) million or $(0.03) per share in 2009.  The 2010 net loss was impacted by a writedown of the Company’s pipeline assets in the amount of $5.0 million. The Company also recorded a $0.6 million non-cash unrealized gain on derivatives.  Net of both the non-cash impairment and the non-cash unrealized gain on derivatives the Company would have recorded an adjusted net income of $0.9 million.

The Company realized revenues of $17.1 million in 2011 compared to $13.2 million in 2010 and $9.7 million in 2009.  Revenues increased $3.9 million from 2010 of which $2.8 million related to a $16.01 per barrel increase in oil prices in Kansas as prices averaged $88.15 per barrel in 2011 compared to $72.14 per barrel in 2010.  During 2011, increases in sales volumes primarily from drilling and polymers contributed $1.2 million in revenues over 2010 levels. These increases were partially offset by a $(0.1) million decrease in Methane Project revenues.  The average price received for Kansas oil sales in 2009 was $54.48.

Gas prices received for sales of gas from the Swan Creek Field averaged $4.28 per Mcf in 2011,  $4.90 per Mcf in 2010, and $3.99 per Mcf in 2009.  Oil prices received for sales of oil from the Swan Creek field averaged $87.33 in 2011, $71.05 per barrel in 2010, and $54.87 per barrel in 2009.

Production costs and taxes were $6.2 million in 2011, $6.0 million in 2010, and $5.3 million in 2009.  The increases in 2011 and 2010 were primarily related to increases in well repair and maintenance cost in Kansas, increased Kansas property taxes, and increased Methane Project costs.

Depreciation, depletion, and amortization for 2011 was $2.70 million, $2.63 million in 2010, and $2.57 million in 2009.  These increases related primarily to higher oil and gas depletion expense.The Company’s general and administrative cost was $2.3 million in 2011 and 2010 and was $2.1 million in 2009.  The 2011, 2010 and 2009 cost included non-cash charges related to stock options of $ 0.2 million, $0.1 million, and $0.2 million, respectively.

Interest expense was $0.64 million in 2011, $0.66 million in 2010, and $0.63 million in 2009.

During 2011, the Company recorded a $(0.41) million loss on derivatives.  The loss was comprised of a $0.45 million unrealized gain, offset by $0.86 million of settlement payments made to Macquarie Bank Limited (“Macquarie”) pursuant to a hedging agreement it entered into with Macquarie in August 2009 (see, Item 7A, “Commodity Risk”). During 2010, the Company recorded a $0.5 million gain on derivatives.  The gain was comprised of a $0.6 million unrealized gain partially offset by $0.1 million of settlement payments made to Macquarie.  In 2009, the Company recorded a $(1.3) million unrealized loss on derivatives.

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

The Company recorded income tax expense of $0.2 million in 2011, an income tax benefit of $1.1 million in 2010, and an income tax benefit of $0.2 million in 2009. The tax expense in 2011 was impacted by removal of the $1.7 million valuation allowance.  Had this valuation allowance not been removed the Company would have recorded tax expense of $1.9 million in 2011.

Liquidity and Capital Resources

At December 31, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.   During 2011 and 2010, the Company was in compliance with all covenants.

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

On July 14, 2011 F&M Bank reaffirmed the Company’s borrowing base at $20 million.

The total borrowings outstanding under the facility at December 31, 2011 and 2010 were $11.5 million and $9.5 million respectively. The Company believes that cash flows and availability under the credit facility will allow the Company to fully fund its operations.  The next borrowing base review will take place in June 2012.

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

During 2011 and 2010, the Company focused on increasing its oil production and carefully used its cash flow and available credit to do so.  However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

Net cash provided by operating activities was $8.5 million in 2011, $4.0 million in 2010, and $1.7 million in 2009.  The increase in cash provided by operating activities was primarily due to higher oil prices and increased sales volumes. Cash flow provided by working capital was $0.3 million in 2011, cash flow used for working capital was $(0.3) million in 2010 and $(0.2) million in 2009.

Net cash used in investing activities was $10.4 million in 2011, $3.8 in 2010, and $1.5 million in 2009.  The increases were primarily due to higher levels of drilling and polymer activity.  Also, during 2011, the Company spent $0.8 million of additional capital installing an electric generator at the Methane Facility.  In addition, the Company was required to make $0.86 million of derivative settlement payments to Macquarie as well as a $0.37 million payment to Cargill Incorporated (“Cargill”) to purchase a $65 floor (See Item 7A. “Commodity Risk” for a discussion of the agreement with Cargill).

In 2011, $1.8 million was provided by financing activities from bank funding which was used primarily to fund drilling and polymer activities during 2011.  In 2010, $0.6 million of cash was used in financing activities related primarily to the Company entering into a sweep account arrangement allowing excess cash balances to be used to temporarily pay down the credit facility, thereby, reducing overall interest cost.  In 2009 no cash was provided by or used in financing activities.

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

Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at December 31, 2011.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, 2010, and 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company currently has $0.3 million in unevaluated properties as of December 31, 2011.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

The Company’s proved oil and gas reserves as of December 31, 2011 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

The Company used an estimated useful life of wells ranging from 30-40 years and an estimated plugging and abandonment cost of $11,000 per well in Kansas and $7,500 per well in Tennessee. These costs are escalated annually using the average of the 10 year and 20 year treasury rates.  At December 31, 2011 theses rates averaged 2.2%.  Management continues to periodically evaluate the appropriateness of these assumptions.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 -Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011.  Early adoption was not permitted.  The Company does not believe the changes have a material impact on its results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangements. This guidance is effecting for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact of the change and will make the necessary disclosures when required by the guidance.

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Year 1	Year 2	Year 3
Long-Term Debt Obligations3	$ 11,797	$ 103	$ 80	$ 11,614
Operating Lease Obligations	131	80	51	-
Estimated Interest on Long-Term Debt Obligations	1,255	605	605	45
Total	$ 13,183	$ 788	$ 736	$ 11,659

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations ranged from a low of $78.90 per barrel to a high of $103.12 per barrel during 2011.  Gas prices realizations ranged from monthly low of $4.03 per Mcf to a monthly high of $7.38 per Mcf during the same period.

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

In addition, the Company has a remaining derivative agreement on a specified number of barrels of oil that currently constitutes approximately half of the Company’s daily production that ends on December 31, 2012.  On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, as well as a drop in the specified monthly barrels from 9,500 to 7,375 in 2011, this number of barrels constituted less than half of the Company’s average daily production at July 31, 2011.  As of August 1, 2011 the “costless collar” agreement has expired, however, the Company entered into an alternative hedging arrangement described below.

3 The credit facility maturity date of January 27, 2014 is  based on the March 14, 2012 amendment to the credit agreement

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

On June 27, 2011 the Company entered into an agreement with Cargill, for the period from August 1, 2011 through December 31, 2012.  The agreement provides to the Company a $65 per barrel floor on a stated quantity of 10,000 barrels per month, which is approximately half of the Company’s current production of oil.  If the average price falls below $65 per barrel, then Cargill will pay to the Company the difference between $65 and the lower average price for 10,000 barrels per month in each month during when such lower average prices occur.  However, unlike the “costless collar” arrangement, the Company will not have a price cap on any portion of its production volumes.  The cost of the Cargill agreement to the Company, which was paid on June 27, 2011, was $2.20 per barrel per month or a total of $374,000 for the entire period of the agreement.

These agreements were primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return.  If lower oil prices return, the Cargill Agreement may allow the Company to maintain production levels of crude oil by enabling the Company to perform some ongoing polymer or other workover treatments on then existing producing wells in Kansas.

Interest Rate Risk

At December 31, 2011, the Company had debt outstanding of approximately $11.8 million including, as of that date, $11.5 million owed on its credit facility with F&M Bank.  The interest rate on the credit facility is variable at a rate equal to the greater of prime rate plus 0.25%, or 5.25% per annum.   The Company’s remaining debt of $0.3 million has fixed interest rates ranging from 3.9% to 7.25%.  As a result, the Company annual interest cost in 2011 fluctuated based on short-term interest rates on approximately 98% of its total debt outstanding at December 31, 2011.  During 2011, the Company paid approximately $0.6 million of interest on the F&M Bank line of credit.  The impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the F&M Bank credit facility would be approximately $0.1 million assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31, 2011.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2011.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 21, 2011, the Company elected not to retain Rodefer Moss & Co., PLLC (Rodefer Moss”) as its independent registered public accounting firm and engaged Hein & Associates LLP to audit the Company’s accounts for the fiscal year ended December 31, 2011. Rodefer Moss audited the Company’s financial statements for the two most recent fiscal years ended December 31, 2009 and 2010 and reviewed the Company’s financial statements for the subsequent interim periods through September 21, 2011.

The change of the Company’s auditors, including all the information required pursuant to Item 304(a) of Regulation S-K, was reported by the Company in its Current Report on Form 8-K filed with the SEC on September 22, 2011, which report is incorporated by reference herein. Further, the information therein is also incorporated by reference from the section entitled “Proposal No. 2: Ratification of Selection of Hein & Associates LLP as Independent Auditors” in the Proxy Statement.

There were no disagreements or other events in connection with the Company’s change of accountants that would be required to be reported under Item 303(b) of Regulation S-K.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control- Integrated- Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under the framework in “Internal

Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As part of a continuing effort to improve the Company’s business processes, Management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures. During 2011, the Company strengthened its internal controls related to tax by engaging a firm to provide tax services that has significant oil and gas and public company experience.  There have been no other changes to the Company’s system of internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

ITEM 9B.                      OTHER INFORMATION

The Company’s 2011 Annual Meeting of Stockholders will be held on May 29, 2012 at 1:00 pm at the Homewood Suites by Hilton, 10935 Turkey Drive, Knoxville, Tennessee 37922.

On March 14, 2012, the Company’s senior credit facility with F&M Bank and Trust Company, N.A. of Dallas, Texas (F&M Bank”) after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to increase the Company’s borrowing base from $20 million to $23 million and extend the term of the facility to January 27, 2014. The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The maximum line of credit of the Company under the F&M Bank credit facility is $40 million and the Company’s outstanding borrowing under the facility as of March 14, 2012 was $14.5 million.

PART III

Certain information required by Part III of this Report is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders4	1,471,000	$0.61	1,956,623
Equity compensation plans not approved by security holders	-	-	-

4 Refers to Tengasco, Inc. Stock Incentive Plan (the “Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The Plan provides for the grant to employees of the Company of “Incentive Stock Options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options to outside Directors and consultants the Company and stock appreciation rights. The Plan was approved by the Company’s shareholders on June 26, 2001.  Initially, the Plan provided for the issuance of a maximum of 1,000,000 shares of the Company’s $.001 par value common stock.  Thereafter, the Company’s Board of Directors adopted and the shareholders approved amendments to the Plan to increase the aggregate number of shares that may be issued under the Plan to 7,000,000 shares.  The most recent amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another 10 years was approved by the Company Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held June 2, 2008.

Total	1,471,000	$0.61	1,956,623

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information in the section entitled “Proposal No. 2: Ratification of Selection of Hein & Associates LLP as Independent Auditors” in the Proxy Statement.

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

3.	Exhibits.

The following exhibits are filed with, or incorporated by reference into this Report:

Exhibit Index

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (Incorporated by reference to Exhibit B to registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed May 2, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit B to registrant’s Definitive Proxy Statement filed May 2, 2011).
3.3
Agreement and Plan of Merger of Tengasco, Inc. (a Tennessee corporation with and into Tengasco, Inc., a Delaware corporation dated as of April 15, 2011 (Incorporated by reference to Exhibit B to registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed May 2, 2011).

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

10.13
Energy Option Transaction Confirmation Agreement (Put) between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009 (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010).

10.14
Energy Option Transaction Confirmation Agreement (Call) Amendment between Tengasco, Inc. and Macquarie Bank Limited dated September 17, 2009 (Incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010).

10.15
Assignment of Credit Facility to F&M Bank and Trust Company (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011).

10.16
Ninth Amendment to Loan and Security Agreement dated February 22, 2011 between Tengasco, Inc. as borrower and F&M Bank Trust Company as Lender (incorporated by reference to Exhibit 9.01to the registrant’s Current Report on Form 8-K filed on February 25, 2011).

10.17*	Tenth Amendment to Loan and Security Agreement dated March 14, 2012 between Tengasco, Inc. as borrower and F&M Bank Trust Company as Lender
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004)
21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
23.2*	Consent of Rodefer Moss & Co., PLLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2011
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRLTaxonomy Presentation Linkbase Document

* Exhibit filed with this Report

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012

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

Signature	Title	Date
s/ Jeffrey R. Bailey Jeffrey R. Bailey	Director; Chief Executive Officer	March 29,2012
s/ Matthew K. Behrent Matthew K. Behrent	Director	March 29,2012
s/John A. Clendening John A. Clendening	Director	March 29,2012
s/ Peter E. Salas Peter E. Salas	Director	March 29,2012
s/ Hughree F. Brooks Hughree F. Brooks	Director	March 29,2012
s/ Michael J. Rugen Michael J. Rugen	Principal and Financial Accounting Officer	March 29,2012

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheet of Tengasco, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

s/Hein & Associates LLP
Houston, Texas

March 29, 2012

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

s/ Rodefer Moss & Co., PLLC

Knoxville, Tennessee
March 31, 2011

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share and share data)

	December 31,
	2011	2010

Assets

Current
Cash and cash equivalents	$ 68	$ 141
Accounts receivable	1,579	1,517
Accounts receivable-related party	265	993
Inventory	823	577
Deferred tax asset-current	164	264
Commodity derivative asset-current	142	-
Other current assets	79	42
Total current assets	3,120	3,534

Restricted cash	121	121
Loan fees, net	82	99
Oil and gas properties, net (full cost accounting method)	20,206	14,157
Pipeline facilities, net	6,865	7,041
Methane project, net	5,102	4,394
Other property and equipment, net	426	308
Deferred tax asset-noncurrent	10,077	10,095

Total assets	$ 45,999	$ 39,749

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share and share data)

	December 31,
	2011	2010

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable-trade	$ 1,203	$ 550
Accounts payable other	265	993
Accrued liabilities	710	571
Prepaid revenues- current	-	594
Current maturities of long-term debt	103	129
Commodity derivative liability-current	-	687
Total current liabilities	2,281	3,524

Asset retirement obligation	1,927	1,437
Long term debt, less current maturities	11,694	9,564
Total liabilities	15,902	14,525

Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000 Shares; 60,737,413 and 60,687,413 shares issued and outstanding	61	61
Additional paid in capital	55,595	55,402
Accumulated deficit	(25,559)	(30,239)
Total stockholders’ equity	30,097	25,224

Total liabilities and stockholders’ equity	$ 45,999	$ 39,749

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share and share data)

	Year ended December 31,
	2011	2010	2009

Revenues	$ 17,085	$ 13,216	$ 9,731

Cost and expenses
Production costs and taxes	6,204	6,020	5,315
Depreciation, depletion, and amortization	2,703	2,627	2,571
General and administrative	2,324	2,294	2,085
Impairment	-	4,957	-
Total cost and expenses	11,231	15,898	9,971

Net income (loss) from operations	5,854	(2,682)	(240)

Other income (expense)
Interest expense	(642)	(659)	(634)
Gain (loss) on derivatives	(407)	492	(1,313)
Gain (loss) on sale of assets	37	15	-
Total other income (expense)	(1,012)	(152)	(1,947)

Income (loss) before income tax	4,842	(2,834)	(2,187)

Deferred income tax benefit (expense)	(118)	1,089	169
Current income tax benefit (expense)	(44)	-	-

Net income (loss)	$ 4,680	$ (1,745)	$ (2,018)

Net income (loss) per share
Basic	$ 0.08	$ (0.03)	$ (0.03)
Fully diluted	$ 0.08	$ (0.03)	$ (0.03)

Shares used in computing earnings per share
Basic	60,701,660	60,415,859	59,408,990
Diluted	61,088,983	60,415,859	59,408,990

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share and share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	59,350,661	$ 59	$ 54,993	$ (26,476)	$ 28,576

Net loss	-	-	-	(2,018)	(2,018)
Options and compensation expense	-	-	174	-	174
Common stock issued for exercise of options	410,000	1	110	-	111
Balance, December 31, 2009	59,760,661	$ 60	$ 55,277	$ (28,494)	$ 26,843

Net loss	-	-	-	(1,745)	(1,745)
Options and compensation expense	-	-	111	-	111
Common stock issued for exercise of options	926,752	1	14	-	15
Balance, December 31, 2010	60,687,413	$ 61	$ 55,402	$ (30,239)	$ 25,224

Net income				4,680	4,680
Options and compensation expense			165		165
Common stock issued for exercise of options	50,000	-	28		28
Balance, December 31, 2011	60,737,413	$ 61	$ 55,595	$ (25,559)	$ 30,097

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$ 4,680	$ (1,745)	$ (2,018)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation, depletion, and amortization	2,703	2,627	2,571
Amortization of loan fees-interest expenses	77	97	-
Accretion on asset retirement obligation	96	112	48
Impairment	-	4,957	-
(Gain) loss on sale of vehicles/equipment	(37)	(15)	-
Compensation and services paid in stock options	165	111	174
Deferred income tax expense (benefit)	118	(1,089)	(169)
(Gain) loss on derivatives	407	(626)	1,313
Changes in assets and liabilities
Accounts receivable	(62)	(369)	(20)
Accounts receivable-related party	728	(993)	-
Inventory and other assets	(283)	(18)	(115)
Accounts payable-trade	653	(191)	41
Accounts payable- other	(728)	993	-
Accrued liabilities	139	268	(137)
Settlement on asset retirement obligations	(165)	(75)	-
Net cash provided by operating activities	8,491	4,044	1,688
Investing activities
Additions to oil and gas properties	(8,315)	(3,533)	(1,020)
Proceeds from sale of oil and gas properties	36	-	142
Net additions to Methane Project	(811)	(69)	(184)
Net additions to pipeline facilities	-	(22)	(418)
Net additions to other property & equipment	(48)	(134)	-
Derivative costs and settlements	(1,236)	-	-
Net cash (used in) investing activities	(10,374)	(3,758)	(1,480)
Financing activities
Proceeds from exercise of options/warrants	28	15	111
Proceeds from borrowings	2,030	-	-
Repayment of borrowings	(188)	(532)	(142)
Loan fees	(60)	(50)	-
Net cash provided by (used in) financing activities	1,810	(567)	(31)

Net change in cash and change equivalents	(73)	(281)	177
Cash and cash equivalents, beginning of period	141	422	245
Cash and cash equivalents, end of period	$ 68	$ 141	$ 422

Supplemental cash flow information:
Interest paid	$ 565	$ 562	$ 634
Supplemental non-cash investing and financing activities:
Financed Company vehicles	$ 262	$ 44	$ 196
Asset retirement obligations capitalized	$ 559	$ 950	$ (254)
See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Delaware corporation (“Tengasco” or the “Company”).

The Company is in the business of exploration and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas exploration and production is the Swan Creek Field in Tennessee.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owns and operates a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”)  operates treatment and delivery facilities using the latest developments in available treatment technologies for the extraction of methane gas from nonconventional sources for delivery through the nations existing natural gas pipeline system, including the Company’s TPC pipeline system in Tennessee for eventual sale to natural gas customers.

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with  accepted accounting principles generally accepted in the United States (“U.S. GAAP”).  The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairments of oil and natural gas properties, income taxes and the valuation of deferred tax assets, stock-based compensation and commitments and contingencies.  We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at December 31, 2011.

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

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at lower of cost or market value.  At December 31, 2011 and 2010, inventory consisted of the following (in thousands):

	December 31,
	2011	2010
Oil	$ 679	$ 566
Equipment and materials	144	11
	$ 823	$ 577

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, 2010, and 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company has $0.3 million in unevaluated properties as of December 31, 2011.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

value of proved reserves, in which case a gain or loss is recognized.

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

Asset Retirement Obligation

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset, our oil and natural gas properties. The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at our credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Pipeline Facilities

The pipeline was placed into service in 2001.  The pipeline is being depreciated over its estimated useful life of 30 years.  The Company reviews the carrying value of the pipeline for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During 2010 there were indicators the pipeline may be impaired and the Company performed an assessment of the carrying value as of December 31, 2010 based on expected future cash flows. The assessment resulted in the Company recording an impairment of approximately $5.0 million for the year ended December 31, 2010.  At December 31, 2011 management determined there were no indicators of impairment, therefore, there is no impairment charge for the year ended December 31, 2011. The net book value of the pipeline system was approximately $6.9 million and $7.0 million at December 31, 2011 and 2010, respectively.  The Company recorded depreciation expense of $0.2 million, $0.4 million and $0.4 million for the years 2011, 2010, and 2009, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Manufactured Methane Facilities

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over an estimated useful life of 32 years and 9 months beginning at the time it was placed in service. This useful life is based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $0.1 million in each of the years 2011, 2010, and 2009.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. The Company recorded compensation expense of $0.2 million in 2011, $0.1 million in 2010 and $0.2 million in 2009.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date and uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2011 or 2010.

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.  Temporary differences result principally from federal and state net operating loss carryforwards, differences in oil and gas property values resulting from a 2008 ceiling test write down, differences in pipeline values resulting from a 2010 impairment, and differences in methods of reporting depreciation and amortization.  Management routinely assesses the  ability to realize our deferred tax assets and reduces such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2011, federal net operating loss carryforwards amounted to approximately $16.2 million which expire between 2013 and 2024. The total deferred tax asset was $10.2 million and $10.4 million at December 31, 2011 and 2010, respectively.

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

Although management considers our valuation allowance and loss contingency as of December 31, 2011 and 2010 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

customers were to discontinue business with the Company, it may have a significant adverse effect on the Company’s projected results of operations.

Revenue from the top three purchasers accounted for 83.5%, 13.9%, and 1.9% of total oil and gas revenues for year ended December 31, 2011.  Revenue from the top three purchasers accounted for 80.0%, 16.6% and 2.3% of total oil and gas revenues for the year ended December 31, 2010.  Revenue from the top three purchasers accounted for 85.1%, 10.5% and 3.1% of total oil and gas revenues for the year ended December 31, 2009.

Earnings per Common Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share which include the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share, (in thousands except for share and per share amounts):

	For the years ended December 31,
	2011	2010	2009

Income (numerator):
Net income (loss)	$ 4,680	$ (1,745)	$ (2,018)
Weighted average shares (denominator):
Weighted average shares - basic	60,701,660	60,415,859	59,408,990
Dilution effect of share-based compensation, treasury method5	387,323	-	-
Weighted average shares - dilutive	61,088,983	60,415,859	59,408,990
Earnings (loss) per share:
Basic	$ 0.08	$ (0.03)	$ (0.03)
Dilutive	$ 0.08	$ (0.03)	$ (0.03)

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2011 and 2010. (See Note 10 Derivatives for commodity derivative fair value disclosures)

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a

5 Because the Company had net losses for the years ended December 31, 2010 and 2009, dilutive potential shares of common stock were excluded as they were anti-dilutive.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

net basis where the right to offset is provided for in our counterparty agreements.  (See Note 10 Derivatives)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

2.   Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 -Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011.  Early adoption was not permitted.  The Company does not believe the changes have a material impact on its results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangements. This guidance is effecting for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact of the change and will make the necessary disclosures when required by the guidance.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fee paid to the Company by Hoactzin will increase to 85% when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 38 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through December 31, 2011.

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

Through December 31, 2011, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from project startup in April, 2009 through December 31, 2011 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

less the net proceeds received at the time of any exchange.  By December 31, 2011, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to zero, thereby reaching the purchase price and therefore no preferred stock will ever be issued to Hoactzin.

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

The Company became the operator of certain properties owned by Hoactzin in connection with the Management Agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of both the Bureau of Ocean Energy Management, Regulation and Enforcement, and certain private parties.

In connection with the issuance of these bonds the Company entered into a Payment and Indemnity Agreement with IndemCo whereby the Company guarantees payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  Payables related to these and ongoing operations remained outstanding at the end of 2011 and 2010 in the amount of $0.3 million and $1.0 million respectively.  Because this amount is material, the Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been used by the Company in connection with its obligations under the Management Agreement.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2011	2010
Oil and gas properties, at cost	$ 36,002	$ 27,837
Unevaluated properties	268	189
Accumulated depreciation, depletion and amortization	(16,064)	(13,869)
Oil and gas properties, net	$ 20,206	$ 14,157

During the years ended December 31, 2011, 2010, and 2009, the Company recorded depletion expense of $2.2 million, $1.9 million and $1.8 million, respectively.

6. Other Property and Equipment

Other property and equipment consisted of the following: (in thousands)

December 31,	Depreciable Life	2011	2010
Machinery and equipment	5-7 yrs	$ 969	$ 955
Vehicles	2-5 yrs	789	559
Other	5 yrs	64	64
Total		1,822	1,578
Less accumulated depreciation		(1,396)	(1,270)
Other property and equipment-net		$ 426	$ 308

The Company uses the straight-line method of depreciation for other property and equipment.  The Company recorded depreciation expense of $0.2 million in each of the years 2011, 2010, and 2009.

7. Long-Term Debt

Long-term debt to unrelated entities consisted of the following: (in thousands)

December 31,	2011	2010
Note payable to a financial institution, with interest only payment until maturity.	$11,531	$9,501
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20,000	266	192
Total long-term debt	11,797	9,693
Less current maturities	(103)	(129)
Long-term debt, less current maturities	$11,694	$9,564

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2011, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).

Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  During 2011 and 2010 the Company was in compliance with all covenants.

On July 30, 2010, the Company and F&M Bank entered into an amendment to the credit facility which increased the borrowing base from $11 million to $14 million, set the interest rate to the greater of prime plus 0.25% or 5.25% per annum (rate at December 31, 2011 was 5.25%), eliminated the monthly commitment reduction, and changed the maturity date to January 27, 2012.

On February 22, 2011, the Company and F&M Bank entered into an amendment to the credit facility which increased the borrowing base from $14 million to $20 million, increased the maximum line of the Company’s credit amount from $20 million to $40, million, and extended the term of the facility to January 27, 2013.

On July 14, 2011 F&M Bank reaffirmed the Company’s borrowing base at $20 million.

The total borrowing by the Company under the facility at December 31, 2011 and December 31, 2010 was $ 11.5 million and $9.5 million, respectively.  The next borrowing base review will take place in June 2012.

8. Commitments and Contingencies

The Company is a party to lawsuits in the ordinary course of its business.  The Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be significant enough, in number or magnitude, to have in the aggregate a material adverse effect on its financial statements.  On March 1, 2010, the Company entered into a lease for office space in Knoxville, Tennessee. The term of the lease is 41 months (five of which are free) and expires on July 31, 2013.  The payment on this lease was $7,284 per month through December 2011 and $7,294 per month for the remainder of the lease.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future non-cancellable commitments related to this lease are as follows (in thousands):

Year
2012	$ 80
2013	51
$ 131

Office rent expense for each of the three years ended December 31, 2011, 2010, and 2009  was $0.1 million.

9. Fair Value Measurements

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

Level 1 – Observable inputs, such as unadjusted quoted prices in active markets, for substantially identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices within Level 1 for similar assets and liabilities. These include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.  If the asset or liability has a specified or contractual term, the input must be observable for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by little or no market activity, generally requiring a significant amount of judgment by management.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

certain financial instruments could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2011 and 2010. During 2011 and  2010, there were no changes in the fair value level classification.  (in thousands)

December 31, 2011	Level 1	Level 2	Level 3

Derivative assets	$-	$142	$-

Total liabilities at fair value	$-	$142	$-

December 31, 2010	Level 1	Level 2	Level 3

Derivative liabilities	$-	$687	$-

Total liabilities at fair value	$-	$687	$-

Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

10. Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing. This “costless collar” agreement was effective August 1, 2009 through July 31, 2011 and had a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1, 2011 through July 31, 2011. The prices referenced in this agreement were WTI NYMEX. While the agreement was based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.  As of August 1 2011, the “costless collar” agreement had expired.
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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

These agreements were primarily intended to help maintain and stabilize cash flow from operations if lower oil prices return.

As of December 31, 2011, the Company’s open forward positions were as follows (fair value is based on methodology described in footnote 9 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at December 31, 2011
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)
1st Qtr 2012	10,000	30,000	$65.00-N/A	$ 2
2nd Qtr 2012	10,000	30,000	$65.00-N/A	$ 23
3rd Qtr 2012	10,000	30,000	$65.00-N/A	$ 48
4th Qtr 2012	10,000	30,000	$65.00-N/A	$ 69

			Current Asset	$ 142

The Company records changes in the unrealized derivative asset or liability as a “Gain (loss) on derivatives” in the Consolidated Statements of Operations.  The Company recorded a $0.45 million unrealized gain during 2011 and a $0.63 million unrealized gain during 2010.

During 2011, the Company made settlement payments related to the “costless collar” of $0.86 million. These realized losses were recorded as a “Gain (loss) on derivatives” in the Consolidated Statements of Operation.  During 2010, the Company made settlement payments of $0.13 million.

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s  Asset Retirement Obligation transactions for the years ended December 31, 2010 and 2011: (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Balance December 31, 2009	$ 450

Accretion expense	112
Liabilities incurred	11
Liabilities settled	(75)
Revision in estimated liabilities	939
Balance December 31, 2010	$ 1,437

Accretion expense	96
Liabilities incurred	57
Liabilities settled	(165)
Revisions in estimated liabilities	502
Balance December 31, 2011	$1,927

The revisions in estimated liabilities resulted primarily from increasing estimated plugging cost on Kansas and Tennessee wells based on the actual cost incurred on the wells plugged in 2010 and 2011.

12.           Stock Options

In October 2000, the Company approved a Stock Incentive Plan which was effective for a ten-year period commencing on October 25, 2000 and ended on October 24, 2010.  The aggregate number of shares of Common Stock as to which options and Stock Appreciation Rights may be granted to participants under the original Plan was not to exceed 7,000,000. The most recent amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another ten years was approved by the Company’s Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held on June 2, 2008.  Options are not transferable, are exercisable for 3 months after voluntary resignation from the Company, and terminate immediately upon involuntary termination from the Company.  The purchase price of shares subject to this Plan shall be determined at the time the options are granted, but are not permitted to be less than 85% of the fair market value of such shares on the date of grant.  Furthermore, a participant in the Plan may not, immediately prior to the grant of an Incentive Stock Option hereunder, own stock in the Company representing more than ten percent of the total voting power of all classes of stock of the Company unless the per share option price specified by the Board for the Incentive Stock Options granted such a participant is at least 110% of the fair market value of the Company’s stock on the date of grant and such option, by its terms, is not exercisable after the expiration of 5 years from the date such stock option is granted.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock option activity in 2011, 2010, and 2009 is summarized below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,571,000	$0.60	3,021,000	$0.42	2,931,000	$0.38
Granted	186,745	$1.01	396,000	$0.44	500,000	$0.54
Exercised	(50,000)	$0.57	(1,831,000)	$0.27	(410,000)	$0.27
Expired/cancelled	(236,745)	$0.82	(15,000)	$0.58	-	-
Outstanding end of year	1,471,000	$0.61	1,571,000	$0.60	3,021,000	$0.42

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$0.57	400,000	1.1	400,000
$1.44	75,000	1.4	75,000
$0.70	75,000	2.0	75,000
$0.50	400,000	3.8	160,000
$0.43	75,000	3.1	75,000
$0.44	296,000	3.7	296,000
$1.08	75,000	4.3	75,000
$1.16	25,000	4.3	25,000
$0.84	25,000	4.5	25,000
$0.72	25,000	4.8	25,000

	1,471,000		1,231,000

During 2011, the Company issued the following options to each of the non-executive directors that remain outstanding as of December 31, 2011. These options vested upon grant date.

Options Issued to Each Non-executive Director	Total Options Issued to Non-executive Directors	Exercise Price	Grant Date	Expiration Date
25,000	75,000	$ 1.08	3/17/2011	3/16/2016
6,250	25,000	$ 1.16	4/1/2011	3/31/2016
6,250	25,000	$ 0.84	7/6/2011	7/5/2016
6,250	25,000	$ 0.72	10/3/2011	10/2/2016

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average fair value per share of options granted in 2011 was $0.55 and 2010 was $0.24 calculated using the Black Scholes option pricing model.

Compensation expense related to stock options was $0.2 million in 2011 and was $ 0.1 million in 2010 and $0.2 million in 2009.  At December 31, 2011, there was $0.06 million of total unrecognized compensation costs related to unvested options that is expected to be recognized over a weighted average period of approximately 1.75 years.

The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2011 of expected volatility of  59.3%, a risk free interest rate of 3.64% and an expected option life remaining from 1.1 to 4.8 years. The weighted average assumptions for 2010 were expected volatility of 62.4%, a risk free interest rate of 3.77% and an expected option life remaining from 2.1 to 4.7 years.  The weighted average assumptions used for 2009 were expected volatility of 100%, a risk fee interest rate of 3.67% and an expected option life remaining for 0.3 years to 5.7 years.

13. Income Taxes

The Company had taxable income for the years ended December 31, 2011 and 2010, but had no taxable income for the year ended December 31, 2009.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

	2011	2010	2009
Statutory rate	34%	34%	34%
Tax (benefit) / expense at statutory rate	$ 1,647	$ (964)	$ (744)
State income tax (benefit) expense	214	(125)	(97)
Permanent difference	34	-	-
Other	8	-	-
Net Change in deferred tax asset valuation allowance	(1,741)	-	672
Total income tax provision (benefit)	$ 162	$ (1,089)	$ (169)

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by ASC 740.  The Company does not believe that any of its positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.  Management continuously estimates its ability to recognize a deferred tax asset related to prior period net operating loss carry forwards based on its anticipation of the likely timing and adequacy of

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

future net income.  As of December 31, 2011, the Company had available approximately $16.2 million of net operating loss carryforwards to offset future taxable income.

As of December 31, 2011 management using the “more likely than not” criteria for recognition determined that increases in current projections of taxable income were sufficient that the valuation allowance was no longer necessary, therefore, the $1.7 million valuation allowance was removed.

During the year ended December 31, 2010, Management, using the “more likely than not” criteria for recognition, elected to recognize a deferred tax asset of $1.1 million.  The recognition of the deferred tax asset in 2010 relates to net operating loss carryforwards, impairment of pipeline in 2010, and will provide a better matching of income tax expense with taxable income in future periods.

At December 31, 2011 and 2010, the deferred tax asset balance was $10.2 million and $10.4 million, respectively.

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $16.2 million which will expire between 2021 and 2029 if not utilized.  Our open tax years include all returns filed for 2008 and later.

The Company’s deferred tax assets and liabilities are as follows:
(in thousands)

	Year Ended December 31,
	2011	2010
Net deferred tax assets (liabilities) - current:
Unrealized derivative loss - current	$ 164	$ 264
Total deferred tax assets (liabilities) – current	$ 164	$ 264

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$ 6,233	$ 7,040
Oil and gas properties	3,341	4,165
Property, Plant and Equipment	430	631
Asset retirement obligation	37	-
Tax credits	36	-
Valuation allowance	-	(1,741)
Total deferred tax assets (liabilities) – noncurrent	$ 10,077	$ 10,095

Net deferred tax asset (liability)	$ 10,241	$ 10,359

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.  Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data

 (In thousands, except per share data)

Fiscal Year Ended 2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$ 3,662	$ 4,785	$ 4,357	$4,281
Net income (loss)	354	977	1,186	2,163
Net income (loss) attributable to common shareholders	354	977	1,186	2,163
Income (loss) per common share	$ 0.01	$ 0.02	$ 0.02	$ 0.04

Fiscal Year Ended 2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$ 2,851	$ 3,291	$ 3,286	$ 3,788
Net income (loss)	268	736	188	(2,937)
Net income (loss) attributable to common shareholders	268	736	188	(2,937)
Income (loss) per common share	$ 0.00	$ 0.01	$ 0.00	$ (0.05)

15.  Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Proved oil and gas properties	$ 36,002	$ 27,837
Unproved properties	268	189
Total proved and unproved oil and gas properties	$ 36,270	$ 28,026

Less accumulate depreciation, depletion and amortization	(16,064)	(13,869)
Net oil and gas properties	$ 20,206	$ 14,157

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011	2010	2009
Property acquisitions proved	$ -	$ -	$ -
Property acquisitions unproved	-	-	-
Exploration cost	708	80	-
Development cost	7,607	3,453	1,020
Total	$ 8,315	$ 3,533	$ 1,020

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities. (in thousands)

	Year Ended December 31,
	2011	2010	2009

Revenues	$ 16,862	$ 12,876	$ 9,711
Production costs and taxes	(5,310)	(5,308)	(5,225)
Depreciation, depletion and amortization	(2,195)	(1,938)	(1,800)
Income from oil and gas producing activities	$ 9,357	$ 5,630	$ 2,686

In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company’s operating tax loss carry-forwards.

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2011, 2010 and 2009.

	Oil (MBbls)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2008	1,248	910	1,399

Revisions of previous estimates (1)	1,203	(721)	1,084
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	-	-	-
Production	(171)	(73)	(183)
Sales of reserves in place	(7)	--	(7)

Proved reserves at December 31, 2009	2,273	116	2,293

Revisions of previous estimates	360	(64)	350
Improved recovery

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Purchase of reserves in place
Extensions and discoveries	37		35
Production	(174)	(25)	(178)
Sales of reserves in place

Proved reserves at December 31, 2010	2,496	27	2,500

Revisions of previous estimates	10	3	11
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	274	-	274
Production	(189)	(26)	(193)
Sales of reserves in place	-	-	-

Proved reserves at December 31, 2011	2,591	4	2,592

Proved developed reserves at:
December 31, 2009	1,579	116	1,598
December 31, 2010	1,800	27	1,804
December 31, 2011	1,939	4	1,940

Proved undeveloped reserves at:
December 31, 2009	694	-	694
December 31, 2010	696	-	696
December 31, 2011	652	-	652

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/11			Year Ended 12/31/10			Year Ended 12/31/09
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$69,748	$15	$69,763	$48,331	$13	$48,344	$27,964	$223	$28,187

Proved developed producing reserves (PDP)	$46,606	$15	$46,621	$28,974	$13	$28,987	$15,476	$223	$15,699
% of PDP reserves to total proved reserves	67%	-	67%	60%	-	60%	55%	1%	56%

Proved developed non-producing reserves	$3,977	-	$3,977	$7,476	-	$7,476	$5,185	-	$5,185
% of PDNP reserves to total proved reserves	6%	-	6%	15%	-	15%	18%	-	18%

Proved undeveloped reserves (PUD)	$19,165	-	$19,165	$11,881	-	$11,881	$7,303	-	$7,303
% of PUD reserves to total proved reserves	27%	-	27%	25%	-	25%	26%	-	26%

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	December 31,
	2011	2010	2009
Future cash inflows	$ 229,366	$ 180,569	$ 122,844
Future production costs and taxes	(82,086)	(70,771)	(56,550)
Future development costs	(12,611)	(13,283)	(11,039)
Future income tax expenses	(34,750)	-	-
Future net cash flows flows	99,919	96,515	55,255

Discount at 10% for timing of cash flows	(48,010)	(48,171)	(27,068)
Standardized measure of discounted future net cash flows	$ 51,909	$ 48,344	$ 28,187

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$ 48,344	$ 28,187	$10,293
Sales, net of production costs and taxes	(11,552)	(7,568)	(4,486)
Discoveries and extensions, net of costs	10,923	2,099	-
Purchase of reserves in place	-	-	-
Sale of reserves in place	-	-	(109)
Net changes in prices and production costs	15,428	15,554	10,433
Revisions of quantity estimates	343	8,873	17,705
Previously estimated development cost incurred during the year	5,346	3,806	28
Changes in future development costs	(1,109)	(3,168)	(5,489)
Changes in production rates and other	(2,336)	(2,037)	(1,217)
Accretion of discount	4,376	2,598	1,029
Net change in income taxes	(17,854)	-	-
Balance, end of year	$ 51,909	$ 48,344	$28,187

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The prices used for December 31, 2011,2010, and 2009, were $88.53, $72.30, $53.81 per barrel of oil and $4.16, $4.89, $4.61, per MCF of gas, respectively. The Company’s proved reserves as of December 31, 2011, 2010 and 2009 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

month price for the period  January through December.  The Company’s proved reserves as of December 31, 2008 were measured by using end of year prices. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

 16. Subsequent Events

On January 3, 2012, the Company issued options to purchase 25,000 common shares at $0.75 per share to the non-executive directors.  These options vested upon grant date and will expire on January 2, 2017.
On March 14, 2012 the Company and F&M Bank entered into an amendment to the credit facility which increased the borrowing base from $20 million to $23 million and changed the maturity date to January 27, 2014.