Form 10-Q
period 2012-05-14
TENGASCO INC
filed 2012-05-15
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File No. 1-15555

Tengasco, Inc.
    (Exact name of registrant as specified in its charter)

Delaware	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

11121 Kingston Pike, Suite E, Knoxville, TN 37934
(Address of principal executive offices)

(865-675-1554)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No__

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer ____ Smaller reporting company x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,737,413 common shares at May 4, 2012.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011

Assets

Current
Cash and cash equivalents	$ 61	$ 68
Accounts receivable	2,094	1,579
Accounts receivable – related party	236	265
Inventory	2,080	823
Deferred tax asset-current	164	164
Commodity derivative asset-current	21	142
Other current assets	148	79
Total current assets	4,804	3,120

Restricted cash	121	121
Loan fees, net	98	82
Oil and gas properties, net (full cost accounting method)	22,329	20,206
Pipeline facilities, net	6,821	6,865
Methane project, net	5,411	5,102
Other property and equipment, net	411	426
Deferred tax asset-noncurrent	9,599	10,077
Total assets	$ 49,594	$ 45,999

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 1,959	$ 1,203
Accounts payable – other	236	265
Accrued liabilities	598	710
Current maturities of long-term debt	99	103
Total current liabilities	2,892	2,281

Asset retirement obligation	1,970	1,927
Long term debt, less current maturities	13,741	11,694
Total liabilities	18,603	15,902

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,737,413 shares issued and outstanding	61	61
Additional paid–in capital	55,616	55,595
Accumulated deficit	(24,686)	(25,559)
Total stockholders’ equity	30,991	30,097

Total liabilities and stockholders’ equity	$ 49,594	$ 45,999

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$ 4,966	$ 3,662

Cost and expenses
Production costs and taxes	1,762	1,524
Depreciation, depletion, and amortization	753	572
General and administrative	759	522
Total cost and expenses	3,274	2,618

Net income from operations	1,692	1,044

Other income (expense)
Interest expense	(187)	(145)
Loss on derivatives	(121)	(366)
Gain on sale of assets	34	3
Total other income (expenses)	(274)	(508)

Income before income tax	1,418	536

Income tax expense	(545)	(182)

Net income	$ 873	$ 354

Net income per share
Basic and diluted	$ 0.01	$ 0.01
Shares used in computing earnings per share
Basic	60,737,413	60,687,413
Diluted	61,257,875	60,762,622

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	60,737,413	$ 61	$ 55,595	$ (25,559)	$ 30,097

Net income	-	-	-	873	873

Option and compensation expense	-	-	21	-	21

Balance, March 31, 2012	60,737,413	$ 61	$ 55,616	$ (24,686)	$ 30,991

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the three months ended March 31,
	2012	2011

Operating activities
Net income	$ 873	$ 354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	753	572
Amortization of loan fees-interest expense	14	19
Accretion on asset retirement obligation	33	26
Gain on sale of assets	(34)	(3)
Compensation and services paid in stock options and stock	21	40
Deferred tax expense	478	182
Loss on derivatives	121	366
Changes in assets and liabilities:
Accounts receivable	(515)	2
Accounts receivable – related party	29	108
Inventory	(1,257)	(68)
Other assets	(69)	-
Accounts payable-trade	529	166
Accounts payable-other	(29)	(108)
Accrued liabilities	(112)	52
Settlement on asset retirement obligation	(23)	(33)
Net cash provided by operating activities	812	1,675
Investing activities
Net additions to oil and gas properties	(2,478)	(2,241)
Net additions to methane project	(345)	-
Net additions to other property and equipment	(4)	(10)
Derivative costs and settlements	-	(279)
Net cash used in investing activities	(2,827)	(2,530)
Financing activities
Repayments of borrowings	(25)	(33)
Proceeds from borrowings	2,063	990
Loan fees	(30)	(60)
Net cash provided by financing activities	2,008	897

Net change in cash and cash equivalents	(7)	42
Cash and cash equivalents, beginning of period	68	141
Cash and cash equivalents, end of period	$ 61	$ 183
Supplemental cash flow information:
Cash interest payments	$ 173	$ 126
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 28	$ -
Asset retirement obligations capitalized	$ 33	$ 28
Accrued capital expenditures included in accounts payable	$ 918	$ 406

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

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owns and operates a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at March 31, 2012.

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

Inventory

Inventory consists of crude oil in tanks and equipment and materials to be used in its Kansas operations.  Inventory is carried at lower of cost or market value.  At March 31, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Oil	$ 633	$ 679
Equipment and materials	1,447	144
	$ 2,080	$ 823

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, 2010, and 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0.3 million in unevaluated properties as of March 31, 2012 and December 31, 2011.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

At December 31, 2011, federal net operating loss carryforwards amounted to approximately $16.2 million which expire between 2013 and 2024. The total deferred tax asset was $9.8 million and $10.2 million at March 31, 2012 and December 31, 2011, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Although management considers neither a valuation allowance nor a loss contingency as of March 31, 2012 and December 31, 2011 necessary, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

(3)    Earnings per Share

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

	For the three months ended
	March 31, 2012	March 31, 2011

Income (numerator):
Net income	$ 873	$ 354
Weighted average shares (denominator):
Weighted average shares - basic	60,737,413	60,687,413
Dilution effect of share-based compensation, treasury method	520,462	75,209
Weighted average shares - dilutive	61,257,875	60,762,622
Earnings per share:
Basic	$ 0.01	$ 0.01
Dilutive	$ 0.01	$ 0.01

(4)   Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangements. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact of the change and will make the necessary disclosures when required by the guidance.

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

Under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through March 31, 2012.

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

Through March 31, 2012, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

agreement, have been generated from project startup in April, 2009 through March 31, 2012 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange.  By March 31, 2012, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to zero, thereby reaching the purchase price and therefore no preferred stock will ever be issued to Hoactzin.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

potential obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  Payables related to these and ongoing operations remained outstanding at March 31, 2012 and December 31, 2011 in the amounts of $0.236 million and $0.265 million, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2012 and December 31, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin. No borrowing capability of Tengasco has been used by the Company in connection with its obligations under the Management Agreement.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

(6)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2012	December 31, 2011
Oil and gas properties, at cost	$ 38,747	$ 36,002
Unevaluated properties	268	268
Accumulated depletion	(16,686)	(16,064)
Oil and gas properties, net	$ 22,329	$ 20,206

The Company recorded $0.62 million in depletion expense for the first three months of 2012 and $0.46 million for the first three months of 2011.

(7)     Asset Retirement Obligation
Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2012 (in thousands):

Balance December 31, 2011	$ 1,927

Accretion expense	33

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Liabilities incurred	33
Liabilities settled	(23)
Balance March 31, 2012	$ 1,970

(8)     Long-Term Debt

Long-term debt to unrelated entities consisted of the following: (in thousands)

	March 31, 2012	December 31, 2011
Note payable to a financial institution, with interest only payment until maturity.	$ 13,595	$ 11,531
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20,000	245	266
Total long-term debt	13,840	11,797
Less current maturities	(99)	(103)
Long-term debt, less current maturities	$ 13,741	$ 11,694

At March 31, 2012, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  At March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants.

On March 14, 2012, the Company’s senior credit facility with F&M Bank and Trust Company, N.A. of Dallas, Texas (F&M Bank”) after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to increase the Company’s borrowing base from $20 million to $23 million and extend the term of the facility to January 27, 2014.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum (rate at March 31, 2012 was 5.25%).

The total borrowing by the Company under the F&M Bank credit facility at March 31, 2012 and December 31, 2011 was $ 13.6 million and $11.5 million, respectively.  The next borrowing base review will take place in June 2012.

(9)     Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years. This useful life is based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $0.03 million and $0.02 million for the three months ended March 31, 2012 and 2011, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(10)   Fair Value Measurements

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

Our commodity derivative instruments are recorded at fair value on a recurring basis in our balance sheet with changes in fair value recorded in our income statement.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. During 2012 and 2011, there were no changes in the fair value level classification.  (in thousands)

March 31, 2012	Level 1	Level 2	Level 3

Derivative assets	$-	$21	$-

Total assets at fair value	$-	$21	$-

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2011	Level 1	Level 2	Level 3

Derivative assets	$-	$142	$-

Total assets at fair value	$-	$142	$-

Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment, however, we have no material assets and liabilities that are reported at fair value on a nonrecurring basis in our balance sheet.

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2012 and December 31, 2011.

(11)   Derivatives

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

As of March 31, 2012, the Company’s open forward positions were as follows (fair value is based on methodology described in footnote 11 Fair Value Measurement):

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at March 31, 2012
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)
2nd Qtr 2012	10,000	30,000	$65.00-N/A	$ 1
3rd Qtr 2012	10,000	30,000	$65.00-N/A	$ 5
4th Qtr 2012	10,000	30,000	$65.00-N/A	$ 15

			Current Asset	$ 21

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

The Company records changes in the unrealized derivative asset or liability as a “Loss on derivatives” in the Consolidated Statements of Operations.  The Company recorded a $0.12 million unrealized loss and a $0.09 million unrealized loss for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2011, the Company made settlement payments of $0.28 million. The Company did not make any settlement payments for the three months ended March 31, 2012.  These realized losses were recorded as a “Loss on derivatives” in the Consolidated Statements of Operation.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations and Financial Condition

During the first three months of 2012, the Company sold 61.2 MBbl of oil from its Kansas wells. Of the 61.2 MBbl, 48.6 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first three months of 2012 of 48.6 MBbl of oil compares to 40.1 MBbl net to the Company’s interest in the first three months of 2011.  This 8.5 MBbl increase was due primarily to increased volumes of oil sold on the Amrein, Liebenau, McElhaney A, Veverka B, and various other leases.  These volume increases resulted from increased drilling activities funded from cash flows and additional bank borrowings.  The Company’s net revenue from the Kansas properties was $4.7 million in the first three months of 2012 compared to $3.5 million in 2011. This increase was due to an increase in oil prices from an average of $86.93 per barrel in 2011 to an average of $96.08 per barrel in 2012, as well as the 8.5 MBbl increase in sales volumes.  For the first three months of 2012 and 2011, the Company’s sales included $0.1 million from Swan Creek, and MMC revenues of $0.2 million and $0.03 million for 2012 and 2011, respectively.

Tengasco, Inc. and Subsidiaries

Comparison of the Quarters Ended March 31, 2012 and 2011

The Company recognized $5.0 million in revenues during the first quarter of 2012 compared to $3.7 million in the first quarter of 2011. This $1.3 million increase resulted from a $0.7 million increase due to an 8.5 MBbl increase in volumes of oil sold, $0.4 million due to a $9.15 per barrel increase in Kansas oil prices, and $0.2 million due to an increase in MMC revenues. Kansas oil prices in the first quarter of 2012 averaged $96.08 per barrel compared to $86.93 per barrel in the first quarter of 2011.  The Company realized net income attributable to common shareholders of $0.9 million or $0.01 per share of common stock during the first quarter of 2012, compared to a net income in the first quarter of 2011 to common shareholders of $0.4 million or $0.01 per share of common stock. In the first quarter of 2012, the Company had income from operations of $1.7 million compared to income from operations of $1.0 million in the first quarter of 2011.  The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas oil sales volumes and oil prices.

Production costs and taxes in the first quarter of 2012 was $1.76 million and was $1.52 million in the first quarter 2011.  This increase was primarily due to increased landfill expense, increased production taxes, change in crude oil inventory, and increased well repair cost.

Depreciation, depletion, and amortization expense was $0.75 million and $0.57 million for the first quarters of 2012 and 2011, respectively.  This increase was primarily from higher oil and gas depletion volumes and rates.  General and administrative costs were $0.76 million for the first quarter of 2012 and $0.52 million for the first quarter of 2011.  This increase was primarily due to increased personnel cost, timing of payments of regulatory fees, and a payroll tax refund recorded in the first quarter of 2011.

During the first quarter of 2012, the Company recorded a $0.12 million non-cash unrealized loss on derivatives, compared to a $0.09 million non-cash unrealized loss and a $0.28 million realized loss on derivatives for the first quarter 2011. Interest expense was $0.19 million and $0.15 million for the first quarters of 2012 and 2011, respectively.   The increase in interest expense related to increased bank borrowings during the first quarter of 2012.

Liquidity and Capital Resources

At March 31, 2012, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants in which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  At March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants.

Tengasco, Inc. and Subsidiaries

On March 14, 2012, the Company’s senior credit facility with F&M Bank and Trust Company, N.A. of Dallas, Texas (F&M Bank”) after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to increase the Company’s borrowing base from $20 million to $23 million and extend the term of the facility to January 27, 2014.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum (rate at March 31, 2012 was 5.25%).

The total borrowing by the Company under the F&M Bank credit facility at March 31, 2012 and December 31, 2011 was $ 13.6 million and $11.5 million, respectively.  The next borrowing base review will take place in June 2012.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that F&M Bank may in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.  During 2011 and 2012, the Company remained focused on increasing production. However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.  During the first three months of the year, net cash provided by operating activities was $0.8 million in 2012 and $1.7 million in 2011.  The decrease of cash provided by operating activities from 2011 to 2012 was primarily due to increased materials and equipment inventory partially offset by increased revenues.  Cash flow used in working capital was $(1.4) million in 2012 and $0.1 million was provided by working capital in 2011 due primarily to an increase in inventory and accounts receivable.  Net cash used in investing activities was $(2.8) million in 2012 and $(2.5) million in 2011.  Cash flow provided by financing activities during the first three months of 2012 was $2.0 million compared to $0.9 million during the first three months of 2011. The change in financing activities was primarily due to increased borrowings in 2012 related to materials and equipment inventory purchases.

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

Tengasco, Inc. and Subsidiaries

preparing the Company’s financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at March 31, 2012.

Inventory

Inventory consists of crude oil in tanks and equipment and materials to be used in its Kansas operations.  Inventory is carried at lower of cost or market value.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, and 2010. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company has $0.3 million in unevaluated properties as of March 31, 2012.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Tengasco, Inc. and Subsidiaries

Oil and Gas Reserves / Depletion of Oil and Gas Properties

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

Asset Retirement Obligations

The Company’s asset retirement obligations relate to the plugging, dismantling and removal of wells drilled to date. The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”. Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date. The Company’s calculation of asset retirement obligations currently uses a credit adjusted risk free rate of 5.25% and an estimated useful life of wells ranging from 30-40 years. Management continues to periodically evaluate the appropriateness of these assumptions.

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

Tengasco, Inc. and Subsidiaries

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

As of March 31, 2012, the Company’s borrowing base was set at $23 million of which $13.6 million had been drawn down by the Company.  The Company’s next periodic borrowing base review is scheduled to occur in June 2012.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during 2011 ranged from a low of $78.90 per barrel to a high of $103.12 per barrel.  Gas prices realized during the same period ranged from a low of $4.03 per Mcf to a high of $7.38 per Mcf

In order to help mitigate commodity price risk, the Company has entered into a long term fixed price contract for MMC gas sales.  On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provides for the sale of up to 600 MMBtu per day.  The contract is effective beginning with September 2009 gas production and ends July 31, 2014.  The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.

In addition, the Company has a remaining derivative agreement on a specified number of barrels of oil that currently constitutes approximately half of the Company’s daily production that ends on December 31, 2012.  On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing applicable to a specified number of barrels of oil that then constituted approximately two-thirds of the Company’s daily production.  Due to increased production levels, as well as a drop in the specified monthly barrels from 9,500 to 7,375 in 2011, this number of barrels constituted less than half of the Company’s average daily production at July 31, 2011.  As of August 1, 2011 the “costless collar” agreement has expired, however, the Company entered into an alternative hedging arrangement described below. This “costless collar” agreement was effective August 1, 2009 through July 31, 2011 and had a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through

Tengasco, Inc. and Subsidiaries

December 31, 2010, and 7,375 barrels per month from January 1, 2011 through July 31, 2011. The prices referenced in this agreement were WTI NYMEX. While the agreement was based on WTI NYMEX prices, the Company received a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.

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

Interest Rate Risk

At March 31, 2012, the Company had debt outstanding of $13.8 million including, as of that date, $13.6 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  The Company’s debt owed to other parties of $0.245 million has fixed interest rates ranging from 3.9% to 7.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $0.06 million assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2012.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2012 or 2011.

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS                                                      Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2011 filed on March 29, 2012 which is incorporated by this reference.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.    OTHER INFORMATION

None

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

Dated: May 15, 2012

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2012.

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

Dated: May 15, 2012

By: _ s/Jeffrey R. Bailey

       Jeffrey R. Bailey

      Chief Executive Officer

Tengasco, Inc. and Subsidiaries

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter March 31, 2012.

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

Dated: May 15, 2012

By:  s/ Michael J. Rugen

       Michael J. Rugen

       Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

      Dated: May 15, 2012

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

      Dated:  May 15, 2012

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer