Form 10-Q
period 2012-06-30
TENGASCO INC
filed 2012-08-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,787,413 common shares at August 6, 2012.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011

Assets

Current
Cash and cash equivalents	$ 60	$ 68
Accounts receivable	1,954	1,579
Accounts receivable – related party	166	265
Inventory	1,327	823
Deferred tax asset-current	164	164
Commodity derivative asset-current	37	142
Other current assets	104	79
Total current assets	3,812	3,120

Restricted cash	121	121
Loan fees, net	83	82
Oil and gas properties, net (full cost accounting method)	25,513	20,206
Pipeline facilities, net	6,778	6,865
Methane project, net	4,487	5,102
Other property and equipment, net	487	426
Deferred tax asset-noncurrent	9,124	10,077
Total assets	$ 50,405	$ 45,999

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 1,235	$ 1,203
Accounts payable – other	166	265
Accrued liabilities	592	710
Current maturities of long-term debt	131	103
Total current liabilities	2,124	2,281

Asset retirement obligation	2,045	1,927
Long term debt, less current maturities	14,124	11,694
Total liabilities	18,293	15,902

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,787,413 and 60,737,413 shares issued and outstanding	61	61
Additional paid–in capital	55,650	55,595
Accumulated deficit	(23,599)	(25,559)
Total stockholders’ equity	32,112	30,097

Total liabilities and stockholders’ equity	$ 50,405	$ 45,999

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Revenues	$ 5,230	$ 4,785	$ 10,196	$ 8,447

Cost and expenses
Production costs and taxes	2,006	1,678	3,768	3,202
Depreciation, depletion, and amortization	904	666	1,657	1,237
General and administrative	600	719	1,359	1,242
Total cost and expenses	3,510	3,063	6,784	5,681

Net income from operations	1,720	1,722	3,412	2,766

Other income (expense)
Interest expense	(206)	(164)	(394)	(309)
Gain (loss) on derivatives	15	60	(105)	(306)
Gain on sale of assets	33	8	67	11
Total other income (expenses)	(158)	(96)	(432)	(604)

Income before income tax	1,562	1,626	2,980	2,162

Income tax expense	(475)	(649)	(1,020)	(831)

Net income	$ 1,087	$ 977	$ 1,960	$ 1,331

Net income per share
Basic and diluted	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Shares used in computing earnings per share
Basic	60,763,237	60,687,413	60,750,325	60,687,413
Diluted	61,214,257	60,761,140	61,236,066	60,761,881

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	60,737,413	$ 61	$ 55,595	$ (25,559)	$ 30,097

Net income	-	-	-	1,960	1,960

Option and compensation expense	-	-	27	-	27

Common stock issued for exercise of options	50,000	-	28	-	28

Balance, June 30, 2012	60,787,413	$ 61	$ 55,650	$ (23,599)	$ 32,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	For the six months ended June 30
	2012	2011
Operating activities
Net income	$ 1,960	$ 1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,657	1,237
Amortization of loan fees-interest expense	29	38
Accretion on asset retirement obligation	67	51
Gain on sale of assets	(67)	(11)
Compensation and services paid in stock options and stock	27	85
Deferred tax expense	953	823
Loss on derivatives	105	306
Changes in assets and liabilities:
Accounts receivable	(375)	(18)
Accounts receivable – related party	99	288
Inventory	(504)	(115)
Other assets	(25)	(69)
Accounts payable-trade	243	179
Accounts payable-other	(99)	(288)
Accrued liabilities	(118)	(28)
Settlement on asset retirement obligation	(41)	(66)
Net cash provided by operating activities	3,911	3,743
Investing activities
Net additions to oil and gas properties	(6,792)	(3,483)
Net additions to methane project	(459)	(512)
Section 1603 payment- methane facilities	1,000	-
Net additions to other property and equipment	(15)	(41)
Proceeds from sale of other property and equipment	16
Derivative costs and settlements	-	(1,119)
Net cash used in investing activities	(6,250)	(5,155)
Financing activities
Repayments of borrowings	(76)	(96)
Net proceeds from borrowings	2,409	1,516
Loan fees	(30)	(60)
Proceeds from exercise of options	28	-
Net cash provided by financing activities	2,331	1,360

Net change in cash and cash equivalents	(8)	(52)
Cash and cash equivalents, beginning of period	68	141
Cash and cash equivalents, end of period	$ 60	$ 89
Supplemental cash flow information:
Cash interest payments	$ 365	$ 271
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ 127	$ 128
Asset retirement obligations capitalized	$ 92	$ 32
Accrued capital expenditures included in accounts payable	$ 480	$ 123
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at June 30, 2012.

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

Inventory

Inventory consists of crude oil in tanks and equipment and materials to be used in its Kansas operations.  Inventory is carried at lower of cost or market value.  At June 30, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Oil	$ 482	$ 679
Equipment and materials	845	144
	$ 1,327	$ 823

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, 2010, and 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0.3 million in unevaluated properties as of June 30, 2012 and December 31, 2011.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

At December 31, 2011, federal net operating loss carryforwards amounted to approximately $16.2 million which expire between 2021 and 2029. The total deferred tax asset was $9.3 million and $10.2 million at June 30, 2012 and December 31, 2011, respectively.

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

Although management considers neither a valuation allowance nor a loss contingency as of June 30, 2012 and December 31, 2011 necessary, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

During the quarter ended June 30, 2012, the Company received a payment in the amount of approximately $1.0 million for a cash payment in lieu of tax credits relating to the MMC facility.  This payment resulted in a $0.2 million deferred tax asset which was recognized in the second quarter 2012. The tax effect of recognizing the deferred tax asset has been recorded in “Income tax expense” in the Consolidated Statements of Operations.  A further description of this payment is found in Note 9 Methane Project.

(3)    Earnings per Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Income (numerator):
Net income (in thousands)	$ 1,087	$ 977	$ 1,960	$ 1,331
Weighted average shares (denominator):
Weighted average shares - basic	60,763,237	60,687,413	60,750,325	60,687,413
Dilution effect of share-based compensation, treasury method	451,020	73,727	485,741	74,468
Weighted average shares - dilutive	61,214,257	60,761,140	61,236,066	60,761,881
Earnings per share:
Basic	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Dilutive	$ 0.02	$ 0.02	$ 0.03	$ 0.02

(4)   Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This guidance requires entities to disclose both gross information

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 40 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  The amount paid by Hoactzin for its interest in the Program wells exceeded the Company’s actual drilling costs of approximately $2.8 million for the ten wells by more than $1 million.

Under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin will apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to the Payout Point.  However, as discussed below, although the Methane Project has been placed into operation, no Methane Project net profits have been generated or paid to Hoactzin through June 30, 2012.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Through June 30, 2012, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross revenues for the project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in theagreement, have been generated from project startup in April, 2009 through June 30, 2012 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point is reached from either the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project will decrease to a 7.5% net profits interest.

On September 17, 2007, the Company also entered into a third simultaneous agreement with Hoactzin providing that if the Program and the Methane Project interest in combination failed to return net revenues to Hoactzin equal to 25% of the Purchase Price it paid for its interest in the Ten Well Program by December 31, 2009, then Hoactzin would have an option to exchange up to 20% of its net profits interest in the Methane Project for convertible preferred stock to be issued by the Company with a liquidation value equal to 20% of the Purchase Price less the net proceeds received at the time of any exchange.  By June 30, 2012, the amount of net revenues received by Hoactzin from the Ten Well Program has reduced the Company’s obligation to Hoactzin for the amount of the funds it had advanced for the Purchase Price from $3.85 million to zero, thereby reaching the purchase price and therefore no preferred stock will ever be issued to Hoactzin.

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

As operator, the Company has routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin pays directly these invoices for goods and services that are contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  Payables related to these and ongoing operations remained outstanding at June 30, 2012 and December 31, 2011 in the amounts of $0.166 million and $0.265 million, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2012 and December 31, 2011 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin. No borrowing capability of Tengasco has been used by the Company in connection with its obligations under the Management Agreement.  The Management Agreement terminates at the earlier of the date of sale, if any, by Hoactzin of its managed properties, or December 2012.

(6)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2012	December 31, 2011
Oil and gas properties, at cost	$ 42,695	$ 36,002
Unevaluated properties	268	268
Accumulated depletion	(17,450)	(16,064)
Oil and gas properties, net	$ 25,513	$ 20,206

The Company recorded $1.4 million in depletion expense for the first six months of 2012 and $1.0 million for the first six months of 2011.

(7)     Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2012 (in thousands):

Balance December 31, 2011	$ 1,927

Accretion expense	67
Liabilities incurred	92
Liabilities settled	(41)
Balance June 30, 2012	$ 2,045

(8)     Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Note payable to a financial institution, with interest only payment until maturity.	$ 13,940	$ 11,531
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20,000	315	266
Total long-term debt	14,255	11,797
Less current maturities	(131)	(103)
Long-term debt, less current maturities	$ 14,124	$ 11,694

At June 30, 2012, the Company had a revolving credit facility with F&M Bank & Trust Company N.A. of Dallas, Texas (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  At June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants.

On March 14, 2012, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to increase the Company’s borrowing base from $20 million to $23 million and extend the term of the facility to January 27, 2014.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum (rate at June 30, 2012 was 5.25%).

The total borrowing by the Company under the F&M Bank credit facility at June 30, 2012 and December 31, 2011 was $ 13.9 million and $11.5 million, respectively.  The next borrowing base review will occur in August 2012.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(9)     Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years. This useful life is based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $0.05 million for the six months ended June 30, 2012 and 2011.

In June 2012, the Company received a payment in the amount of approximately $1.0 million from the United States Department of the Treasury for a cash payment in lieu of tax credits relating to the methane facilities.  The payment to the Company was authorized under Section 1603 of Division B of the American Recovery and Reinvestment Act of 2009.  The grant amount was calculated pursuant to provisions applicable to a “landfill gas project,” defined in this statute as a project generating electricity from landfill gas. The Company may not take investment tax credits for this facility as a result of accepting the cash payment, and is subject to annual reporting of the status of the project and recapture of all or a portion of the payment in the event the project were to be assigned to an ineligible nonprofit or governmental entity, during the five year period following the date of the award.  The Company does not anticipate that the payment will be subject to recapture.  Pursuant to the terms of the implementing federal regulations, the cash payment awarded is not treated as taxable income, but does reduce the taxable basis of the project by half of the grant amount.  However, the book carrying amount of the property is reduced by the full amount of the payment.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

           The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Further, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s commodity derivative instruments are recorded at fair value on a recurring basis in our balance sheet with changes in fair value recorded in our income statement.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. During 2012 and 2011, there were no changes in the fair value level classification.  (in thousands)

June 30, 2012	Level 1	Level 2	Level 3

Derivative assets	$ -	$ 37	$ -

Total assets at fair value	$ -	$ 37	$ -

December 31, 2011	Level 1	Level 2	Level 3

Derivative assets	$ -	$ 142	$ -

Total assets at fair value	$ -	$ 142	$ -

The fair value of the Company’s commodity derivative instruments are estimated using a pricing model which has various inputs including forward price curves, volatilities, interest rates and contract terms.  Contract terms related to the Company’s commodity derivative instruments are defined in footnote 11 Derivatives.

Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment, however, we have no material assets and liabilities that are reported at fair value on a nonrecurring basis in our balance sheet.

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of June 30, 2012 and December 31, 2011.

(11)   Derivatives

On July 28, 2009, the Company entered into a two-year agreement on crude oil pricing. This “costless collar” agreement was effective August 1, 2009 through July 31, 2011 and had a $60.00 per barrel floor and $81.50 per barrel cap on a volume of 9,500 barrels per month during the period from August 1, 2009 through December 31, 2010, and 7,375 barrels per month from January 1, 2011 through July 31, 2011. The prices referenced in this agreement were WTI NYMEX. While the agreement was

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

based on WTI NYMEX prices, the Company receives a price based on Kansas Common plus bonus, which results in a price approximately $7 per barrel less than current WTI NYMEX prices.  As of August 1, 2011, the “costless collar” agreement had expired.

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

As of June 30, 2012, the Company’s open forward positions were as follows (fair value is based on methodology described in Note 10 Fair Value Measurements):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at June 30, 2012
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)
3rd Qtr 2012	10,000	30,000	$65.00-N/A	$ 5
4th Qtr 2012	10,000	30,000	$65.00-N/A	$ 32

			Current Asset	$ 37

As of December 31, 2011, the Company’s open forward positions were as follows (fair value is based on methodology described in Note 10 Fair Value Measurement):

Period	Monthly Volume	Total Volume	Floor/Cap NYMEX	Fair Value at December 31, 2011
	Oil (Bbls)	Oil (Bbls)	$ per Bbl	(in thousands)
1st Qtr 2012	10,000	30,000	$65.00-N/A	$ 2
2nd Qtr 2012	10,000	30,000	$65.00-N/A	$ 23
3rd Qtr 2012	10,000	30,000	$65.00-N/A	$ 48
4th Qtr 2012	10,000	30,000	$65.00-N/A	$ 69

			Current Asset	$ 142

The Company records changes in the unrealized derivative asset or liability as a “Loss on derivatives” in the Consolidated Statements of Operations.  The Company recorded a $(0.105) million unrealized loss and a $0.439 million unrealized gain for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2011, the Company made settlement payments of $(0.745) million. The Company did not make any settlement payments

Tengasco, Inc. and Subsidiaries

for the six months ended June 30, 2012.  This realized loss was recorded as a “Loss on derivatives” in the Consolidated Statements of Operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2012, the Company sold 133 MBbl of oil from its Kansas wells. Of the 133 MBbl, 106 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales for the first six months of 2012 of 106 MBbl of oil compares to 88 MBbl net to the Company’s interest in the first six months of 2011.  This 18 MBbl increase was due primarily to increased sales volumes on the Coddington, DeYoung, Hilgers “B”, Liebenau, McElhaney “A”, Veverka “A” and various other leases resulting from the 2011 and 2012 drilling and polymer programs. The Company’s net revenue from the Kansas properties was $9.6 million in the first six months of 2012 compared to $8.1 million in 2011. This increase in net revenue was due primarily to $1.6 million increase related to the 18 MBbl increase in sales volumes, partially offset by a $(0.1) million decrease related to the $(1.00) per barrel decrease in the average Kansas oil price from $91.57 per barrel in 2011 to $90.57 per barrel in 2012.  For the first six months of 2012 and 2011, the Company’s sales included $0.2 million from Swan Creek, and MMC revenues of $0.4 million and $0.1 million for 2012 and 2011, respectively.

Comparison of the Quarters Ended June 30, 2012 and 2011

The Company recognized $5.23 million in revenues during the second quarter of 2012 compared to $4.79 million in the second quarter of 2011. The increase in 2012 revenues was primarily due to a $0.9 million increase related to a 9.4 MBbl increase in sales volumes partially offset by a $(0.55) million decrease related to a $(9.56) per barrel decrease in average Kansas oil prices. Kansas oil prices in the second quarter of 2012 averaged $85.90 per barrel compared to $95.46 per barrel in the second quarter of 2011. In addition, MMC revenues increased $0.14 million from $0.06 million in the second quarter 2011 to $0.2 million in the second quarter 2012.  The Company realized net income attributable to common shareholders of $1.1 million or $0.02 per share of common stock during the second quarter of 2012, compared to a net income in the second quarter of 2011 to common shareholders of $1.0 million or $0.02 per share of common stock. In the second quarter of 2012 and 2011, the Company had income from operations of $1.7 million.  Although revenues increased $0.44 million, this increase was offset by a $0.33 million increase in operating cost and a $0.24 million increase in depreciation, depletion, and amortization.  These cost increases were partially offset by a $0.12 decrease in general and administrative costs.

Production costs and taxes in the second quarter of 2012 increased $0.33 million to $2.01 million from $1.68 million in the second quarter of 2011.  This increase was primarily due

Tengasco, Inc. and Subsidiaries

to $0.15 million increase related to a change in oil inventory, $0.1 million increase in MMC costs, and  increases in miscellaneous Kansas field operating costs.

Depreciation, depletion, and amortization expense was $0.904 million and $0.666 million for the second quarters of 2012 and 2011, respectively.  This increase was primarily due to increased oil volumes as well as an increase in the oil and gas depletion rate.

General and administrative costs decreased $0.12 million from $0.72 million for the second quarter of 2011 to $0.6 million for the second quarter of 2012.

During the second quarter of 2012, the Company recorded a $0.015 million non-cash unrealized gain on derivatives compared to a $0.53 million non-cash unrealized gain on derivatives, a $(0.47) million realized loss on derivatives resulting from settlement payments made to Macquarie recorded during the second quarter of 2011. Interest expense was $0.21 million and $0.16 million for the second quarters of 2012 and 2011, respectively.

Comparison of the Six Months Ended June 30, 2012 and 2011.

The Company recognized $10.2 million in revenues during the first six months of 2012 compared to $8.4 million in the first six months of 2011.  The increase in revenues was primarily due to a $1.6 million increase related to an 18 MBbl increase in oil sales volumes during the first six months of 2012, partially offset by a $(0.1) million decrease related to a $(1.00) per barrel decrease in average oil prices from $91.57 during the first six months of 2011 to $90.57 during the first six months of 2012. In addition MMC revenues increased $0.3 million from $0.1 million during the first six months for 2011 to $0.4 million during the first six months of 2012. Electric revenues contributed $0.24 million of this increase as a result of installation of an electric generator in January 2012 at the methane facilities.  The Company realized net income attributable to common shareholders of $2.0 million or $0.03 per share of common stock during the first six months of 2012 compared to a net income in the first six months of 2011 to common shareholders of $1.3 million or $0.02 per share of common stock.  During the first six months of 2012, the Company had income from operations of $3.4 million compared to income from operations of $2.8 million during the first six months of 2011. The increase in net income attributable to common shareholders and the increase in income from operations were primarily due to the increase in Kansas sales volumes and MMC revenues, partially offset by a $1.1 million increase in costs and expenses.

Production cost and taxes in the first six months of 2012 increased $0.6 million from $3.2 million in the first six months of 2011 to $3.8 million in the first six months of 2012. This increase resulted primarily from a $0.2 million increase related to a change in oil inventory, $0.1 increase in MMC costs and increases in miscellaneous Kansas field operating costs.

Depletion, depreciation, and amortization expense increased $0.42 million for the first six months of 2012, from $1.24 million in the first six months of 2011 to $1.66 million in the first six months of 2011.  This increase was primarily due to increased oil volumes as well as an increase in the oil and gas depletion rate.

Tengasco, Inc. and Subsidiaries

General and administrative costs increased $0.12 million for the first six months of 2012 from $1.24 million for the first six months of 2011 to $1.36 million during the first six months of 2012.

During the first six months of 2012, the Company recorded a $(0.105) million non-cash unrealized loss on derivatives compared to an $0.439 million non-cash unrealized gain on derivatives, a $(0.745) million realized loss on derivatives resulting from settlement payments made to Macquarie, in the first six months of 2011.  Interest expense was $0.39 million and $0.31 million for the first six months of 2012 and 2011, respectively.  The increase in the interest expense was due to increased borrowings to supplement funding of material inventory purchases and the 2012 drilling program.

Liquidity and Capital Resources

At June 30, 2012, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  At June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants.

On March 14, 2012, the Company’s senior credit facility with F&M Bank and Trust Company, N.A. of Dallas, Texas (F&M Bank”) after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to increase the Company’s borrowing base from $20 million to $23 million and extend the term of the facility to January 27, 2014.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum (rate at June 30, 2012 was 5.25%).

The total borrowing by the Company under the F&M Bank credit facility at June 30, 2012 and December 31, 2011 was $13.9 million and $11.5 million, respectively.  The next borrowing base review will occur in August 2012.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that F&M Bank may in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.  During 2011 and 2012, the Company remained focused on increasing production. However, the Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, such as occurred in late 2008 and early 2009, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of

Tengasco, Inc. and Subsidiaries

operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.  During the first six months of the year, net cash provided by operating activities was $3.9 million in 2012 and $3.7 million in 2011.  The increase of cash provided by operating activities from 2011 to 2012 was primarily due to increased revenues partially offset by increased materials and equipment inventory.  Cash flow used in working capital increased $(0.7) million to $(0.8) million in 2012 from $(0.1) million used in working capital in 2011. The increase was due primarily to an increase in inventory and accounts receivable.  Net cash used in investing activities was $(6.25) million in 2012 and $(5.16) million in 2011.  The $(1.1) million increase in cash used in investing activities was primarily due to a $(3.3) million increase in drilling and polymer cost partially offset by a $1.1 million reduction in derivative cost and receipt of a $1.0 million payment in lieu of tax credits related to the methane facilities. This payment was authorized under section 1603 of division B of the American Recovery and Reinvestment Act of 2009. Cash flow provided by financing activities during the first six months of 2012 was $2.3 million compared to $1.4 million during the first six months of 2011. The change in financing activities was primarily due to increased borrowings in 2012 to supplement funding of drilling and polymer cost as well as materials and equipment inventory purchases.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil and gas sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at June 30, 2012.

Tengasco, Inc. and Subsidiaries

Inventory

Inventory consists of crude oil in tanks and equipment and materials to be used in its Kansas operations.  Inventory is carried at lower of cost or market value.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic surveys, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. in 2011, and 2010. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company has $0.3 million in unevaluated properties as of June 30, 2012.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

As of June 30, 2012, the Company’s borrowing base was set at $23 million of which $13.9 million had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in August 2012.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during 2011 ranged from a low of $78.90 per barrel to a high of $103.12 per barrel.  Gas prices realized during the same period ranged from a low of $4.03 per Mcf to a high of $7.38 per Mcf.

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

Tengasco, Inc. and Subsidiaries

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

Interest Rate Risk

At June 30, 2012, the Company had debt outstanding of $14.3 million including, as of that date, $13.9 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  The Company’s debt owed to other parties of $0.3 million has fixed interest rates ranging from 3.9% to 7.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $0.07 million assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2012.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2012 or 2011.
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

Tengasco, Inc. and Subsidiaries

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

Tengasco, Inc. and Subsidiaries

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

Dated: August 14, 2012

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended June 30, 2012.

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

Dated: August 14, 2012

By: _ s/Jeffrey R. Bailey

       Jeffrey R. Bailey

      Chief Executive Officer

Tengasco, Inc. and Subsidiaries

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter June 30, 2012.

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

Dated: August 14, 2012

By:  s/ Michael J. Rugen

       Michael J. Rugen

       Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

      Dated: August 14, 2012

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

      Dated:  August 14, 2012

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer