Form 10-Q
period 2013-05-14
TENGASCO INC
filed 2013-05-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ___ Non-accelerated filer ___ (Do not check if a smaller reporting company)	Accelerated filer ____ Smaller reporting company X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at May 6, 2013.

ITEM 4. MINE SAFTY DISCLOSURES	23
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS	24
* SIGNATURES	25
* CERTIFICATIONS	26

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2013	December 31, 2012

Assets

Current
Cash and cash equivalents	$ 77	$ 31
Accounts receivable	1,624	1,608
Accounts receivable – related party, less allowance for doubtful accounts of $257 and $257	302	68
Inventory	1,244	1,402
Other current assets	271	194
Total current assets	3,518	3,303

Restricted cash	507	507
Loan fees, net	59	57
Oil and gas properties, net (full cost accounting method)	24,196	24,700
Methane project, net	4,424	4,445
Other property and equipment, net	261	321
Assets held for sale	1,400	1,400
Deferred tax asset-noncurrent	8,929	9,434
Total assets	$ 43,294	$ 44,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2013	December 31, 2012

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$ 565	$ 648
Accounts payable – other	559	325
Accrued and other current liabilities	641	615
Current maturities of long-term debt	92	100
Total current liabilities	1,857	1,688

Asset retirement obligation	2,134	2,099
Long term debt, less current maturities	8,283	10,246
Total liabilities	12,274	14,033

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 and 60,842,413 shares issued and Outstanding	61	61
Additional paid–in capital	55,648	55,699
Accumulated deficit	(24,689)	(25,626)
Total stockholders’ equity	31,020	30,134

Total liabilities and stockholders’ equity	$ 43,294	$ 44,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$ 4,314	$ 4,962

Cost and expenses
Production costs and taxes	1,371	1,668
Depreciation, depletion, and amortization	794	709
General and administrative	513	759
Total cost and expenses	2,678	3,136

Net income from operations	1,636	1,826

Other income (expense)
Interest expense	(131)	(187)
Loss on derivatives	-	(121)
Gain on sale of assets	-	34
Total other income (expenses)	(131)	(274)

Income from continuing operations before income tax	1,505	1,552

Income tax expense	(527)	(598)

Income from continuing operations	978	954

(Loss) from discontinued operations, net of income tax benefit	(41)	(81)

Net income	$ 937	$ 873

Net income (loss) per share – Basic and Diluted
Net income from continuing operations	$ 0.02	$ 0.02
Net (loss) from discontinued operations	$ (0.00)	$ (0.00)

Shares used in computing earnings per share
Basic	60,842,413	60,737,413
Diluted	61,053,713	61,257,875

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	60,842,413	$ 61	$ 55,699	$ (25,626)	$ 30,134

Net income	-	-	-	937	937

Option and compensation expense	-	-	(51)	-	(51)

Balance, March 31, 2013	60,842,413	$ 61	$ 55,648	$ (24,689)	$ 31,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(unaudited)
(in thousands)

	For the three months ended March 31,
	2013	2012
Operating activities
Net income from continuing operations	$ 978	$ 954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	794	709
Amortization of loan fees-interest expense	8	14
Accretion on asset retirement obligation	35	33
Gain on sale of assets	-	(34)
Compensation and services paid in stock options and stock	9	21
Deferred tax expense	527	531
Loss on derivatives	-	121
Changes in assets and liabilities:
Accounts receivable	(250)	(486)
Inventory and other assets	81	(1,326)
Accounts payable	151	500
Accrued and other current liabilities	26	(112)
Settlement on asset retirement obligation	-	(23)
Net cash provided by operating activities – continuing operations	2,359	902
Net cash (used in) operating activities – discontinued operations	(63)	(90)
Net cash provided by operating activities	2,296	812

Investing activities
Net additions to oil and gas properties	(209)	(2,478)
Net additions to methane project	-	(345)
Net additions to other property and equipment	-	(4)
Net cash used in investing activities – continuing operations	(209)	(2,827)

Financing activities
Payment in lieu of exercise of options/warrants	(60)	-
Repayments of borrowings	(4,222)	(3,699)
Proceeds from borrowings	2,188	5,647
Loan fees	(10)	(30)
Net cash provided by (used in) financing activities – continuing operations	(2,104)	1,918
Net cash provided by financing activities – discontinued operations	63	90
Net cash provided by (used in) financing activities	(2,041)	2,008

Net change in cash and cash equivalents – continuing operations	46	(7)
Cash and cash equivalents, beginning of period	31	68
Cash and cash equivalents, end of period	$ 77	$ 61

Supplemental cash flow information:
Cash interest payments	$ 124	$ 173
Supplemental non-cash investing and financing activities:
Financed company vehicles	$ -	$ 28
Asset retirement obligations incurred	$ -	$ 33
Accrued capital expenditures included in accounts payable	$ -	$ 918

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)    Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Delaware corporation (the “Company”).  The Company is in the business of exploration and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas exploration and production is the Swan Creek Field in Tennessee.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owns and operates a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities for the extraction of methane gas from nonconventional sources for eventual sale to natural gas customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairments of oil and natural gas properties, income taxes and the valuation of deferred tax assets, stock-based compensation and commitments and contingencies.  We analyze our estimates based on historical experience and other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at March 31, 2013.  Methane and electricity sales meters are located at the tailgate of the Company’s Methane Facility and sales are billed each month.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company had entered into a sweep account arrangement allowing excess cash balance to be used to pay down the Company’s credit facility with F&M Bank and Trust Company (“F&M Bank”), thereby reducing overall interest cost.  In April 2013, F&M Bank discontinued offering the sweep account arrangement.

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At March 31, 2013 and December 31, 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.

In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond to appeal a civil penalty related to issuance of an “Incidence of Non-Compliance” by the Bureau of Ocean Energy Management (“BOEM”) concerning one of the Hoactzin wells operated by the Company pursuant to the Management Agreement.  At March 31, 2013 and

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  (See Note 13. Commitments and Contingencies)

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average March 2013 oil sales price received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials in inventory to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of March 31, 2013 and December 31, 2012.  The following table sets forth information concerning the Company’s inventory (in thousands):

	March 31, 2013	December 31, 2012

Oil – carried at cost	$ 492	$ 650
Equipment and materials – carried at cost	752	752
Total inventory	$ 1,244	$ 1,402

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves at December 31, 2012, based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $457,000 in unevaluated properties as of March 31, 2013 and December 31, 2012.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at March 31, 2013 or December 31, 2012.  At March 31, 2013 and December 31, 2012, accounts receivable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

Revenue	$ 1,545	$ 1,517
Joint interest	49	65
Other	30	26
Total accounts receivable	$ 1,624	$ 1,608

Discontinued Operations

During 2012, the Company committed to a plan to sell the Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Final closing of this transaction is contingent upon customary due diligence as well as certain regulatory and easement holder approvals.  The Company has elected to classify the Pipeline assets as “Assets held for sale” in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.  The related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012.  The related cash flows have been classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.  As the Swan Creek assets represent only a small portion of the Company’s full cost pool, these assets will remain in oil and gas properties and related operations and will continue to be classified in continuing operations. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations.  (See Note 10. Assets Held for Sale and Discontinued Operations)

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

 (2)    Income Taxes

The total deferred tax asset was $8.9 million and $9.4 million at March 31, 2013 and December 31, 2012, respectively.  Although management considers our valuation allowance and loss contingency as of March 31, 2013 and December 31, 2012 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

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

	For the three months ended
	March 31, 2013	March 31, 2012

Income (numerator):
Net income from continuing operations	$ 978	$ 954
Net loss from discontinued operations	$ (41)	$ (81)
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,737,413
Dilution effect of share-based compensation, treasury method	211,300	520,462
Weighted average shares – dilutive	61,053,713	61,257,875
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$ 0.02	$ 0.02
Discontinued Operations	$ (0.00)	$ (0.00)

(4)   Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity's fiscal year of

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

adoption.  Early adoption is permitted.  The Company adopted ASU 2013-04 during the quarter ended March 31, 2013 and does not expect this to impact its operating results, financial position or cash flows.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to master netting arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company adopted ASU 2011-11 and 2013-01 during the quarter ended March 31, 2013 and does not expect this to impact its operating results, financial position or cash flows.

(5)     Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells to be drilled on the Company’s Kansas Properties (the “Ten Well Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also the sole shareholder and controlling person of Dolphin Energy MGMT, Inc., the general partner of Dolphin Offshore Partners, L.P., and a member of SSB Ventures LLC which is the Company’s largest shareholder.  The terms of the Ten Well Program provided that Hoactzin would receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  As of March 31, 2013, net revenues received by Hoactzin from the Ten Well Program totaled $4.7 million which leaves a balance of approximately $460,000 until the Payout Point is reached.

On September 17, 2007, Hoactzin, simultaneously with subscribing in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned and operated by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin were be applied towards the determination of the Payout Point (as defined above) for

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

the Ten Well Program.  Through March 31, 2013, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits have been generated.  When the Payout Point is reached (even if only from the revenues from the wells drilled in the Ten Well  Program), Hoactzin’s 75% net profits interest in the Methane Project will decrease to 7.5%.

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin.  On the same date, the Company entered into an agreement with C. Patrick McInturff employing him as a Vice-President of the Company.  Pursuant to the Management Agreement with Hoactzin, Mr. McInturff’s duties would include the management on behalf of Hoactzin of its working interest in oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana.  The Management Agreement terminated on December 18, 2012.

During the course of the Management Agreement, the Company became the operator of certain managed properties under the agreement.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $9.6 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the Bureau of Ocean Energy Management (“BOEM”), as well as certain private parties.  In connection with the issuance of these bonds, a Payment and Indemnity Agreement with IndemCo was executed by Dolphin Direct Equity Partners, LP (“Dolphin Direct”) guaranteeing payment of any bonding liabilities incurred by IndemCo. Dolphin Direct is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.  The Company co-signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with Dolphin Direct for the obligations to IndemCo under the Payment and Indemnity Agreement.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  The Company has not provided any cash or other collateral for these potential obligations.

As operator of the managed Hoactzin properties, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  Hoactzin currently has significant past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  Payables related to these past due vendors as well as ongoing operations remained outstanding at March 31, 2013 and December 31, 2012 in the amounts of $559,000 and $325,000, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2013 and December 31, 2012 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The amounts recorded in accounts receivable are net of a $257,000 allowance.

 As of the date of this Report, the Company is assisting Hoactzin with becoming operator of record of these wells and transferring the corresponding bonding liability from the Company to Hoactzin.  In order to facilitate this transition, the Company has entered into an agreement with

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Hoactzin whereby Hoactzin and its controlling member are indemnifying Tengasco for any costs or liabilities incurred by Tengasco resulting from such assistance, or the fact that Tengasco is still the operator of record on certain of these wells.

No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.  (see Note 13. Commitments and Contingencies)

(6)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2013	December 31, 2012

Oil and gas properties, at cost	$ 43,559	$ 43,351
Unevaluated properties	457	457
Accumulated depletion	(19,820)	(19,108)
Oil and gas properties, net	$ 24,196	$ 24,700

The Company recorded depletion expense of $712,000 and $623,000 for the three months ended March 31, 2013 and 2012, respectively.

(7)     Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2013 (in thousands):

Balance December 31, 2012	$ 2,099

Accretion expense	35
Liabilities incurred	-
Liabilities settled	-

Balance March 31, 2013	$ 2,134

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(8)     Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Note payable to a financial institution, with interest only payment until maturity.	$ 8,191	$ 10,138
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20,000	184	208
Total long-term debt	8,375	10,346
Less current maturities	(92)	(100)
Long-term debt, less current maturities	$ 8,283	$ 10,246

At March 31, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of March 31, 2013, the Company’s borrowing base was $20.5 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all covenants.

On March 6, 2013, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s then owned producing properties was amended to reduce the Company’s borrowing base from $21.5 million to $20.5 million and extend the term of the facility to January 27, 2015.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum.  The Company’s interest rate at March 31, 2013 was 5.25%.

The total borrowing by the Company under the facility at March 31, 2013 and December 31, 2012 was $8.2 million and $10.1 million, respectively.  The next borrowing base review will take place in June 2013.

(9)     Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $21,000 and $29,000 for the three months ended March 31, 2013 and 2012, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(10)     Assets Held For Sale and Discontinued Operations

Assets held for sale represent the carrying value of the pipeline asset of $1.4 million as of March 31, 2013 and December 31, 2102.  The determination of the pipeline value was based on discussions and negotiations with a third party regarding the sale of the Pipeline asset.

The following table summarizes the amounts included in “(Loss) from discontinued operations, net of income tax benefit” presented in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012: (in thousands)

	For The Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$ 9	$ 4
Production costs and taxes	(72)	(94)
Depreciation, depletion, and amortization	-	(44)
Deferred income tax benefit	22	53
(Loss) from discontinued operations, net of income tax benefit	$ (41)	$ (81)

(11)   Fair Value Measurements

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2013 and December 31, 2012.

(12)   Derivatives

The Company records changes in the unrealized derivative asset or liability as a “Gain or loss on derivatives” in the Consolidated Statements of Operations.  During the three months ended March 31, 2012, the Company recorded a loss on derivatives of $121,000.  As of March 31, 2013 and December 31, 2012, the Company did not have any open forward positions.

(13)   Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incidence of Non-Compliance” by BOEM during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated wells.  This action calls for payment of a civil penalty of $386,000 for the late filing of certain reports in 2011 by a contractor on the facility.  The Company has filed an appeal of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal is determined.  The Company has posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would be administratively denied and the order to the Company as operator to pay the $386,000 penalty would be final.  While the Company believes it will ultimately prevail in the appeal process, it is reasonably possible to expect that the Company may be required to pay a portion of this penalty.  The Company estimates the range of this possible payment to be between zero and $386,000.

Tengasco, Inc. and Subsidiaries

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2013, the Company sold 59 MBbl of oil from its Kansas wells. Of the 59 MBbl, 46 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas wells during the first three months of 2013 of 46 MBbl of oil compares to net sales of 49 MBbl during the first three months of 2012.  This 3 MBbl decrease was due primarily to decreased sales volumes from the Liebenau lease due to declines from higher volumes realized in the first three months of 2012 as a result of polymers performed in late 2011. The Company’s net revenue from the Kansas properties was $4.0 million in the first three months of 2013 compared to $4.7 million for the first three months of 2012.  This decrease in net revenue was due primarily to a $270,000 decrease related to the 3 MBbl decrease in sales volumes and a $390,000 decrease related to the $8.55 per barrel decrease in the average Kansas oil price from $96.08 per barrel in 2012 to $87.53 per barrel in 2013.  For the first three months of 2013 and 2012, Swan Creek sales were $142,000 and 96,000, respectively and MMC revenues were $153,000 and $183,000, respectively.

Comparison of the Quarters Ended March 31, 2013 and 2012

The Company recognized $4.3 million in revenues during the first three months of 2013 and $5.0 million during the first three months of 2012. The revenue decrease from 2012 levels was primarily due to a $270,000 decrease related to a 3 MBbl decrease in Kansas oil sales volumes and a $390,000 decrease related to a $8.55 per barrel decrease in average Kansas oil prices. Kansas oil prices during the first three months of 2013 averaged $87.53 per barrel compared to an average price of $96.08 per barrel during the first three months of 2012. The Company reported  net income from continuing operations of $978,000 or $0.02 per share of common stock during the first three months of 2013 compared to net income from continuing operations of $954,000 or $0.02 per share of common stock during the first three months of 2012.  Although revenues decreased $648,000, this decrease was offset by a $297,000 decrease in operating cost, a $246,000 decrease in general and administrative cost, and a $121,000 decrease in loss on derivatives.

Production costs and taxes decreased $297,000 from $1.7 million during the first three months of 2012 to $1.4 million during the first three months of 2013.  This decrease from 2012 levels was primarily due to a $270,000 decrease in Kansas production costs and taxes, an $84,000 decrease in landfill expense, a $49,000 decrease in accrued Kansas property taxes related primarily to a successful appeal of 2012 property taxes, partially offset by a $112,000 increase in the oil inventory adjustment.

Depreciation, depletion, and amortization expense increased $85,000 from $709,000 during the first three months of 2012 to $794,000 during the first three months of 2013.  This increase was primarily due to a higher oil and gas depletion rate in 2013 compared to the oil and gas depletion rate during the first three months of 2012.

General and administrative costs decreased $246,000 from $759,000 during the first three months of 2012 to $513,000 during the first three months of 2013.  This decrease was primarily due to a decrease

Tengasco, Inc. and Subsidiaries

in personnel related costs during the first three months of 2013 compared to the first three months of 2012.

During the first three months of 2012, the Company recorded a $121,000 non-cash unrealized loss on derivatives related to the change in fair value of the oil derivative contract.  No unrealized gains or losses were recorded during the first three months of 2013 as the oil derivative contract expired on December 31, 2012.

Interest expense decreased $56,000 from $187,000 during the first three months of 2012 to $131,000 during the first three months of 2013.  This decrease in interest expense was primarily due to a $3.7 million decrease in average bank borrowings from $13.1 million during the first three months of 2012 to $9.4 million during the first three months of 2013.  This decrease in average bank borrowings related to a significant decrease in capital spending since the second quarter of 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of March 31, 2013, the Company’s borrowing base was $20.5 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and pipeline and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all covenants.

On March 6, 2013, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s then owned producing properties was amended to reduce the Company’s borrowing base from $21.5 million to $20.5 million and extend the term of the facility to January 27, 2015.  The interest rate remained the greater of prime plus 0.25% or 5.25% per annum.  The Company’s interest rate at March 31, 2013 was 5.25%.

The total borrowing by the Company under the facility at March 31, 2013 and December 31, 2012 was $8.2 million and $10.1 million, respectively.  The next borrowing base review will take place in June 2013.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that F&M Bank may in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.  The Company can make no assurance that it can continue

Tengasco, Inc. and Subsidiaries

 normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

Net cash provided by operating activities increased $1.5 million from $0.8 million in the first three months of 2012 to $2.3 million during the first three months of 2013.  Cash flow used in working capital was $1.4 million during the first three months of 2012 compared to $8,000 provided by working capital during the first three months of 2013. The $1.5 million increase of cash provided by operating activities and the $1.4 million change in cash flow used in working capital from 2012 to 2013 was primarily due to a $1.3 million increase in materials and equipment inventory during the first three months of 2012 compared to no change in materials and equipment inventory during the first three months of 2013.  Net cash used in investing activities decreased $2.6 million from $2.8 million during the first three months of 2012 to $0.2 million during the first three months of 2013.  Drilling and polymer costs decreased $2.3 million from $2.5 million during the first three months of 2012 to $0.2 million during the first three months of 2013.  In addition, Methane Plant capital spending decreased $345,000 from 2012 levels as no spending occurred during the first three months of 2013.  Cash flow used in financing activities during the first three months of 2013 was $2.0 million primarily from using cash flows from operations to pay down bank borrowings compared to $2.0 million of cash flow provided by financial activities during the first three months of 2012 primarily from additional bank borrowings used to fund the Company’s capital spending programs.

Critical Accounting Policies

During the quarter ended March 31, 2013, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Tengasco, Inc. and Subsidiaries

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

Such a reduction in the Company’s borrowing base occurred as a result of the March 6, 2013 redetermination by F&M Bank.  The borrowing base was reduced from $21.5 million to $20.5 million of which $9.1 million of the borrowing base had been drawn down by the Company as of the date of the redetermination.

As of March 31, 2013, the Company’s borrowing base was set at $20.5 million of which $8.2 million had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in June 2013.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during 2012 ranged from a low of $76.04 per barrel to a high of $99.59 per barrel.  Gas prices realized during the same period ranged from a low of $2.26 per Mcf to a high of $6.84 per Mcf.

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

As of March 31, 2013, the Company has no open positions related to derivative agreements.

Tengasco, Inc. and Subsidiaries

Interest Rate Risk

At March 31, 2013, the Company had debt outstanding of $8.4 million including, as of that date, $8.2 million owed on its credit facility with F&M Bank. The interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  The Company’s remaining debt of $0.2 million has fixed interest rates ranging from 3.9% to 7.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $43,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2013.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2013 or December 31, 2012.

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

Tengasco, Inc. and Subsidiaries

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013 which is incorporated by this reference.

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

Dated:  May 14, 2013

TENGASCO, INC.

By: s/Jeffrey R. Bailey
Jeffrey R. Bailey
Chief Executive Officer

By:  s/Michael J. Rugen
Michael J. Rugen
Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.1   CERTIFICATION

I, Jeffrey R. Bailey, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter ended March 31, 2013.

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

Dated: May 14, 2013

By: _ s/Jeffrey R. Bailey

       Jeffrey R. Bailey

      Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 31.2   CERTIFICATION

I, Michael Rugen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Tengasco, Inc. for the quarter March 31, 2013.

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

Dated: May 14, 2013

By:  s/ Michael J. Rugen

       Michael J. Rugen

       Chief Financial Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.1
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

      Dated: May 14, 2013

By: s/Jeffrey R. Bailey Jeffrey R. Bailey Chief Executive Officer

Tengasco, Inc. and Subsidiaries

Exhibit 32.2
CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

        I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

      Dated:  May 14, 2013

By: s/ Michael J. Rugen Michael J. Rugen Chief Financial Officer