Form 10-Q
period 2013-09-30
TENGASCO INC
filed 2013-11-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☒ No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at November 8, 2013.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2013	December 31, 2012

Assets

Current
Cash and cash equivalents	$19	$31
Accounts receivable	1,319	1,608
Accounts receivable – related party, less allowance for doubtful accounts of $159 and $257	172	68
Inventory	1,258	1,402
Other current assets	125	194
Total current assets	2,893	3,303

Restricted cash	507	507
Loan fees, net	43	57
Oil and gas properties, net (full cost accounting method)	23,470	24,700
Methane project, net	4,347	4,445
Other property and equipment, net	146	321
Assets held for sale	-	1,400
Deferred tax asset-noncurrent	7,460	9,434
Total assets	$38,866	$44,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2013	December 31, 2012

Liabilities and Stockholders’ Equity Current liabilities
Accounts payable – trade	$466	$648
Accounts payable – other	331	325
Accounts payable – related party	257	-
Accrued and other current liabilities	521	615
Current maturities of long-term debt	77	100
Total current liabilities	1,652	1,688

Asset retirement obligation	1,812	2,099
Long term debt, less current maturities	3,112	10,246
Total liabilities	6,576	14,033

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 shares issued and outstanding	61	61
Additional paid–in capital	55,665	55,699
Accumulated deficit	(23,436)	(25,626)
Total stockholders’ equity	32,290	30,134

Total liabilities and stockholders’ equity	$38,866	$44,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$4,034	$5,806	$12,219	$15,990

Cost and expenses
Production costs and taxes	1,560	1,746	4,121	5,347
Depreciation, depletion, and amortization	673	942	2,210	2,511
General and administrative	461	887	1,440	2,246
Total cost and expenses	2,694	3,575	7,771	10,104

Net income from operations	1,340	2,231	4,448	5,886

Other income (expense)
Interest expense	(79)	(191)	(319)	(585)
Gain (loss) on derivatives	-	(35)	-	(140)
Gain (loss) on sale of assets	(13)	16	49	83
Total other income (expenses)	(92)	(210)	(270)	(642)

Income from continuing operations before income tax	1,248	2,021	4,178	5,244

Income tax expense	(713)	(742)	(1,860)	(1,859)

Income from continuing operations	535	1,279	2,318	3,385

(Loss) from discontinued operations, net of income tax benefit	(54)	(60)	(128)	(206)

Net income	$481	$1,219	$2,190	$3,179

Net income (loss) per share – Basic and Diluted
Net income from continuing operations	$0.01	$0.02	$0.04	$0.06
Net (loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing earnings per share
Basic	60,842,413	60,787,413	60,842,413	60,762,778
Diluted	60,854,655	61,114,850	60,945,588	61,195,751

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	60,842,413	$61	$55,699	$(25,626)	$30,134

Net income	-	-	-	2,190	2,190

Option and compensation expense	-	-	(34)	-	(34)

Balance, September 30, 2013	60,842,413	$61	$55,665	$(23,436)	$32,290

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net income from continuing operations	$2,318	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,210	2,511
Amortization of loan fees-interest expense	24	42
Accretion on asset retirement obligation	100	99
Gain on sale of assets	(49)	(77)
Compensation and services paid in stock options and stock	25	42
Deferred tax expense	1,860	1,792
Loss on derivatives	-	140
Allowance for doubtful accounts	(98)	238
Changes in assets and liabilities:
Accounts receivable	283	(312)
Inventory and other assets	213	(519)
Accounts payable	24	254
Accrued and other current liabilities	(148)	73
Settlement on asset retirement obligation	(46)	(52)
Net cash provided by operating activities – continuing operations	6,716	7,616
Net cash (used in) operating activities – discontinued operations	(142)	(209)
Net cash provided by operating activities	6,574	7,407
Investing activities
Net additions to oil and gas properties	(836)	(7,700)
Net additions to methane project	-	(459)
Section 1603 payment – methane facilities	-	1,000
Net additions to other property and equipment	(8)	(15)
Proceeds from sale of other property and equipment	113	16
Net cash (used in) investing activities – continuing operations	(731)	(7,158)
Net cash provided by investing activities – discontinued operations	1,395	-
Net cash provided by (used in) investing activities	664	(7,158)
Financing activities
Proceeds from exercise of options	-	28
Payment in lieu of exercise of options	(60)	-
Repayments of borrowings	(11,249)	(15,129)
Proceeds from borrowings	5,322	14,665
Loan fees	(10)	(30)
Net cash (used in) financing activities – continuing operations	(5,997)	(466)
Net cash provided by (used in) financing activities – discontinued operations	(1,253)	209
Net cash (used in) financing activities	(7,250)	(257)

Net change in cash and cash equivalents – continuing operations	(12)	(8)
Cash and cash equivalents, beginning of period	31	68
Cash and cash equivalents, end of period	$19	$60

Supplemental cash flow information:
Cash interest payments	$295	$543
Cash paid for taxes	$-	$67
Supplemental non-cash investing and financing activities:
Financed company vehicles	$78	$175
Asset retirement obligations incurred	$7	$92
Accrued capital expenditures included in accounts payable	$245	$206

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Delaware corporation (the “Company”).  The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas exploration and production has been the Swan Creek Field in Tennessee.  The Company closed a sale of all its oil and gas leases and producing assets in Tennessee on August 16, 2013.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owns and operates a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  As the Company had entered into an agreement to sell the pipeline asset, it has been classified as “Assets held for sale” in the Consolidated Balance Sheet as of December 31, 2012 and the related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2013. The Company closed a sale of all its pipeline related assets on August 16, 2013. (See Note 10. Assets Held for Sale and Discontinued Operations)

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities for the extraction of methane gas from nonconventional sources for eventual sale to natural gas customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at September 30, 2013.  Methane and electricity sales meters are located at the tailgate of the Company’s Methane Facility and sales are billed each month.

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

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At September 30, 2013 and December 31, 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  The Company closed on the sale its Tennessee wells on August 16, 2013 and is in the process of obtaining a release of this Certificate of Deposit.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond to appeal a civil penalty related to issuance of an “Incidence of Non-Compliance” by the Bureau of Ocean Energy Management (“BOEM”) concerning one of the Hoactzin wells operated by the Company pursuant to the Management Agreement.  (See Note 5. Related Party Transactions)  At September 30, 2013 and December 31, 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  (See Note 13. Commitments and Contingencies)

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average September 2013 and December 2012 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials in inventory to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of September 30, 2013 and December 31, 2012.  The following table sets forth information concerning the Company’s inventory (in thousands):

	September 30, 2013	December 31, 2012

Oil – carried at cost	$609	$650
Equipment and materials – carried at cost	649	752
Total inventory	$1,258	$1,402

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs, which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves at December 31, 2012, based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $344,000 and $457,000 in unevaluated properties as of September 30, 2013 and December 31, 2012, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at September 30, 2013 or December 31, 2012.  At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Revenue	$1,274	$1,517
Joint interest	25	65
Other	20	26
Total accounts receivable	$1,319	$1,608

Discontinued Operations

During 2012, the Company committed to a plan to sell the Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Final closing of this transaction occurred on August 16, 2013.  The Company elected to classify the Pipeline assets as “Assets held for sale” in the Consolidated Balance Sheets as of December 31, 2012.  The related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012.  The related cash flows have been classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.  As the Swan Creek assets represented only a small portion of the Company’s full cost pool, these assets will remain in oil and gas properties and related operations and will continue to be classified in continuing operations. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations.  (See Note 10. Assets Held for Sale and Discontinued Operations)

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Income Taxes

The total deferred tax asset was $7.5 million and $9.4 million at September 30, 2013 and December 31, 2012, respectively.  During the quarter ended September 30, 2013, the Company determined that, upon sale of the Swan Creek and pipeline assets, the Company would not be able to utilize the state of Tennessee net operating loss carryforwards associated with Tengasco, Inc. and Tennessee Land and Minerals.  In addition, the Company will not be able to realize the state of Tennessee tax effect of the difference between book and tax basis of the Swan Creek and pipeline assets.  As a result the Company increased the valuation allowance by $350,000 to a total of $950,000 at September 30, 2013.  Although management considers our valuation allowance and loss contingency as of September 30, 2013 and December 31, 2012 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Income (numerator):
Net income from continuing operations	$535	$1,279	$2,318	$3,385
Net loss from discontinued operations	$(54)	$(60)	$(128)	$(206)
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,787,413	60,842,413	60,762,778
Dilution effect of share-based compensation, treasury method	12,242	327,437	103,175	432,973
Weighted average shares – dilutive	60,854,655	61,114,850	60,945,588	61,195,751
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$0.01	$0.02	$0.04	$0.06
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(4)	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption and retrospective application is permitted.  The Company does not expect this to impact its operating results, financial position, or cash flows.

(5)	Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells to be drilled on the Company’s Kansas Properties (the “Ten Well Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also the sole shareholder and controlling person of Dolphin Energy MGMT, Inc., the general partner of Dolphin Offshore Partners, L.P., and a member of SSB Ventures LLC which is the Company’s largest shareholder.  The terms of the Ten Well Program provided that Hoactzin would receive all the working interest in the ten wells in the Program, but will pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin will increase to 85% when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  As of September 30, 2013, net revenues received by Hoactzin from the Ten Well Program totaled $5.0 million which leaves a balance of approximately $193,000 until the Payout Point is reached.
On December 18, 2007, the Company entered into a Management Agreement with Hoactzin.  On the same date, the Company entered into an agreement with C. Patrick McInturff employing him as a Vice President of the Company.  Pursuant to the Management Agreement with Hoactzin, Mr. McInturff’s duties were to include the management on behalf of Hoactzin of its working interest in oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana.  The Management Agreement terminated on December 18, 2012.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

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

As operator of the managed Hoactzin properties, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  Hoactzin currently has past due balances to several vendors, a portion of which are included on the Company’s balance sheet.  Payables related to these past due vendors as well as ongoing operations remained outstanding at September 30, 2013 and December 31, 2012 in the amounts of $331,000 and $325,000, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2013 and December 31, 2012 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The amounts recorded in accounts receivable are net of an allowance for doubtful accounts of $159,000 and $257,000 for September 30, 2013 and December 31, 2012, respectively.

 As of the date of this Report, the Company is assisting Hoactzin with becoming operator of record of these wells and transferring the corresponding bonding liability from the Company to Hoactzin.  In order to facilitate this transition, the Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying Tengasco for any costs or liabilities incurred by Tengasco resulting from such assistance, or the fact that Tengasco is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of September 30, 2013, the Company has suspended $257,000 in payments.  This balance in recorded in the Consolidated Balance Sheet under Accounts payable – related party.

No Tengasco funds have been advanced by Tengasco to pay any obligations of Hoactzin.  No borrowing capability of Tengasco has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.  (See Note 13. Commitments and Contingencies)

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2013	December 31, 2012

Oil and gas properties, at cost	$44,203	$43,351
Unevaluated properties	344	457
Accumulated depletion	(21,077)	(19,108)
Oil and gas properties, net	$23,470	$24,700

The Company recorded depletion expense of $1,969,000 and $2,237,000 for the nine months ended September 30, 2013 and 2012, respectively.

(7)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the nine months ended September 30, 2013 (in thousands):

Balance December 31, 2012	$2,099

Accretion expense	100
Liabilities incurred	7
Liabilities settled	(46)
Assets sold	(348)
Balance September 30, 2013	$1,812

Assets sold during the first nine months of 2013 represents asset retirement obligations related to the Swan Creek wells which were sold on August 16, 2013.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(8)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Note payable to a financial institution, with interest only payment until maturity.	$3,032	$10,138
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20,000	157	208
Total long-term debt	3,189	10,346
Less current maturities	(77)	(100)
Long-term debt, less current maturities	$3,112	$10,246

At September 30, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of September 30, 2013, the Company’s borrowing base was $20.5 million and the interest rate is the greater of prime plus 0.25% or 5.25% per annum.  The Company’s interest rate at September 30, 2013 was 5.25%.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

On October 24, 2013, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $20.5 million to $17.5 million.  The borrowing base remains subject to the existing periodic redetermination provision in the credit facility.  The interest rate was modified from the greater of prime plus 0.25% or 5.25% per annum, to prime plus 0.50%.  The maximum line of credit of the Company under the F&M Bank credit facility remained $40 million.

The total borrowing by the Company under the credit facility at September 30, 2013 and December 31, 2012 was $3.0 million and $10.1 million, respectively.  The next borrowing base review will take place in March 2014.

(9)	Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $98,000 and $79,000 for the nine months ended September 30, 2013 and 2012, respectively.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(10)	Assets Held For Sale and Discontinued Operations

Assets held for sale represent the carrying value of the pipeline asset of $1.4 million as of December 31, 2102.  Since the sale closed on August 16, 2013, no value is included at September 30, 2013.  The determination of the pipeline value was based on discussions and negotiations with a third party regarding the sale of the Pipeline asset.

The following table summarizes the amounts included in “(Loss) from discontinued operations, net of income tax benefit” presented in the Company’s Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012: (in thousands)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$5	$7	$22	$19
Production costs and taxes	(25)	(62)	(164)	(228)
Depreciation, depletion, and amortization	-	(44)	-	(132)
Gain on sale of assets	128	-	128	-
Income tax benefit (expense)	(162)	39	(114)	135
Income (loss) from discontinued operations, net of income tax benefit	$(54)	$(60)	$(128)	$(206)

(11)	Fair Value Measurements

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of September 30, 2013 and December 31, 2012.

(12)	Derivatives

The Company records changes in the unrealized derivative asset or liability as a “Gain or loss on derivatives” in the Consolidated Statements of Operations.  During the three months and nine months ended September 30, 2012, the Company recorded a loss on derivatives of $35,000 and $140,000, respectively.  As of September 30, 2013 and December 31, 2012, the Company did not have any open forward positions.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(13)	Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incidence of Non-Compliance” by BOEM during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated wells.  This action calls for payment of a civil penalty of $386,000 for the late filing of certain reports in 2011 by a contractor on the facility.  The Company has filed an appeal of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal is determined.  The Company has posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the $386,000 penalty would have become final and no longer subject to appeal.  While the Company believes it will ultimately prevail in the appeal process, it is reasonably possible to expect that the civil penalty may not be substantially reduced.  The Company estimates the range of this possible payment to be between zero and $386,000.  During the quarter ended September 30, 2013 there have been no new developments in this appeal process.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2013, the Company sold 162 MBbl of oil from its Kansas wells. Of the 162 MBbl, 126 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas wells during the first nine months of 2013 of 126 MBbl of oil compares to net sales of 170 MBbl during the first nine months of 2012.  This 44 MBbl decrease was due primarily to decreased sales volumes from the Albers, Coddington, DeYoung, Hilgers B, Liebenau, McElhaney A, Veverka A, Veverka B, and Zerger A leases primarily as a result of drilling and polymers performed during the first nine months of 2012 as well as polymers performed during late 2011. The Company’s net revenue from the Kansas properties was $11.5 million in the first nine months of 2013 compared to $15.1 million for the first nine months of 2012.  This decrease in net revenue was due primarily to a $3.9 million decrease related to the 44 MBbl decrease in sales volumes partially offset by a $314,000 increase related to a $2.42 per barrel increase in the average Kansas oil price from $88.58 per barrel in 2012 to $91.00 per barrel in 2013.  During the first nine months of 2013 and 2012, Swan Creek sales were $396,000 and $335,000, respectively and MMC revenues were $329,000 and $528,000, respectively.

Comparison of the Quarters Ended September 30, 2013 and 2012

The Company recognized $4.0 million in revenues during the third quarter of 2013 and $5.8 million during the third quarter of 2012. The revenue decrease from 2012 levels was primarily due to a $2.2 million decrease related to a 26 MBbl decrease in Kansas oil sales volumes, partially offset by $0.5 million increase related to a $13.71 increase in the average oil price.  Kansas oil prices during the third quarter of 2013 averaged $99.01 per barrel compared to an average price of $85.30 per barrel during the third quarter of 2012. The Company reported net income from continuing operations of $535,000 or $0.01 per share of common stock during the third quarter of 2013 compared to net income from continuing operations of $1,279,000 or $0.02 per share of common stock during the third quarter of 2012.  Although revenues decreased $1.8 million, this decrease was partially offset by a $426,000 decrease in general and administrative cost, a $269,000 decrease in depreciation, depletion, and amortization, and a $186,000 decrease in operating cost, and a $112,000 decrease in interest expense.

General and administrative costs decreased $426,000 from $887,000 during the third quarter of 2012 to $461,000 during the third quarter of 2013.  This decrease was primarily due to recording a $238,000 allowance for doubtful accounts associated with the related party receivable in the third quarter of 2012 and a $142,000 reduction in consulting, legal, and accounting costs from 2012 levels.

Depreciation, depletion, and amortization expense decreased $269,000 from $942,000 during the third quarter of 2012 to $673,000 during the third quarter of 2013.  This decrease was primarily due to lower oil and gas sales volumes in the third quarter of 2013 compared to the oil and gas sales volumes during the third quarter of 2012, partially offset by higher depletion rates during the third quarter of 2013.

Production costs and taxes decreased $186,000 from $1.75 million during the third quarter of 2012 to $1.56 million during the third quarter of 2013.  This decrease from 2012 levels was primarily due to a $41,000 decrease in personnel related costs included in production costs during 2012 but included as general and administrative expense during 2013, $39,000 related to reduced personnel cost as a result of the sale of the Swan Creek assets, and $36,000 related to timing of methane facility property tax payments.

Interest expense decreased $112,000 from $191,000 during the third quarter of 2012 to $79,000 during the third quarter of 2013.  This decrease in interest expense was primarily due to an $8.1 million decrease in average bank borrowings from $12.9 million during the third quarter of 2012 to $4.8 million during the third quarter of 2013.  This decrease in average bank borrowings related to a significant decrease in capital spending since the second quarter of 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The Company recognized $12.2 million in revenues during the first nine months of 2013 compared to $16.0 million during the first nine months of 2012. The revenue decrease from 2012 levels was primarily due to a $3.9 million decrease related to a 44 MBbl decrease in Kansas oil sales volumes, a $198,000 decrease in methane plant sales due to increased downtime at the facility, partially offset by a $314,000 increase related to a $2.42 per barrel increase in average Kansas oil prices. Kansas oil prices during the first nine months of 2013 averaged $91.00 per barrel compared to an average price of $88.58 per barrel during the first nine months of 2012. The Company reported net income from continuing operations of $2.3 million or $0.04 per share of common stock during the first nine months of 2013 compared to net income from continuing operations of $3.4 million or $0.06 per share of common stock during the first nine months of 2012.  Although revenues decreased $3.8 million, this decrease was partially offset by a $1.2 million decrease in operating cost, an $806,000 decrease in general and administrative cost, a $301,000 decrease in depreciation, depletion and amortization, a $266,000 decrease in interest expense, and a $140,000 decrease in loss on derivatives.

Production costs and taxes decreased $1.2 million from $5.3 million during the first nine months of 2012 to $4.1 million during the first nine months of 2013.  This decrease from 2012 levels was primarily due to a $253,000 decrease in production taxes, a $168,000 decrease in Kansas property taxes related primarily to a successful appeal of 2012 property taxes, a $148,000 decrease in MMC expense primarily related to repairs performed in 2012, a $145,000 decrease related to changes in Kansas oil inventories, a $145,000 decrease in personnel related costs included in production costs during 2012 but included as general and administrative expense during 2013, and $96,000 of lower well repair cost incurred in 2013 compared to 2012 levels.

General and administrative costs decreased $806,000 from $2.2 million during the first nine months of 2012 to $1.4 million during the first nine months of 2013.  This decrease was primarily due to a $337,000 decrease related to recording a $238,000 allowance for doubtful accounts associated with the related party receivable in 2012 and a $98,000 reversal of bad debt expense associated with the related party receivable during the second quarter of 2013, a $174,000 decrease in personnel relocation and office related costs during the first nine months of 2013 compared to the first nine months of 2012, and a $94,000 reduction in consulting expenses.

Depreciation, depletion, and amortization decreased $301,000 from $2.5 million during the first nine months of 2012 to $2.2 million during the first nine months of 2013.  This decrease was primarily due to a $542,000 decrease related to lower oil and gas sales volumes during the first nine months of 2013 compared to the oil and gas sales volumes during the first nine months of 2012.  This decrease was partially offset by a $274,000 increased related to higher depletion rates during the first nine months of 2013 as compared to the first nine months of 2012.

Interest expense decreased $266,000 from $585,000 during the first nine months of 2012 to $319,000 during the first nine months of 2013.  This decrease in interest expense was primarily due to a $6.1 million decrease in average bank borrowings from $13.2 million during the first nine months of 2012 to $7.1 million during the first nine months of 2013.  This decrease in average bank borrowings related to a significant decrease in capital spending since the second quarter of 2012.

During the first nine months of 2012, the Company recorded a $140,000 non-cash unrealized loss on derivatives related to the change in fair value of an oil derivative contract.  No unrealized gains or losses were recorded during the first nine months of 2013 as the oil derivative contract expired on December 31, 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of September 30, 2013, the Company’s borrowing base was $20.5 million and the interest rate is the greater of prime plus 0.25% or 5.25% per annum.  The Company’s interest rate at September 30, 2013 was 5.25%.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

On October 24, 2013, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $20.5 million to $17.5 million.  This decrease in the Company’s borrow base was primarily related to a lower reserve base used at the mid-year borrowing base review as a result of production during the first six months of 2013 with no offsetting reserve additions from drilling or polymers.  The borrowing base remains subject to the existing periodic redetermination provision in the credit facility.  The interest rate was modified from the greater of prime plus 0.25% or 5.25% per annum, to prime plus 0.50%.  The maximum line of credit of the Company under the F&M Bank credit facility remained $40 million.

The total borrowing by the Company under the credit facility at September 30, 2013 and December 31, 2012 was $3.0 million and $10.1 million, respectively.  This $7.1 million reduction resulted from use of cash flow from operations to pay down the credit facility.  The next borrowing base review will take place in March 2014.

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

Net cash provided by operating activities decreased $833,000 from $7.4 million in the first nine months of 2012 to $6.6 million during the first nine months of 2013.  Cash flow used in working capital was $556,000 during the first nine months of 2012 compared to $326,000 provided by working capital during the first nine months of 2013. The $882,000 change in cash flow used in working capital from 2012 to 2013 was primarily due to a $668,000 increase in materials and equipment inventory during the first nine months of 2012 compared to a $103,000 decrease in materials and equipment inventory during the first nine months of 2013.  The $833,000 decrease in cash provided by operating activities was primarily due to a $3.8 million decrease in 2013 revenues, partially offset by a $1.2 million decrease in production costs and taxes, a $806,000 decrease in general and administrative expense, and the $882,000 change in cash flow used in working capital.  Net cash provided by investing activities was $664,000 during the first nine months of 2013 compared to $7.16 million used in investing activities during the first nine months of 2012.  This change was a result of a $6.9 million reduction in drilling, polymer, leasehold, and seismic costs from $7.7 million during the first nine months of 2012 to $836,000 during the first nine months of 2013.  Also during 2013, the Company realized $1.4 million from the sale of its pipeline and Swan Creek assets.  In addition, Methane Plant capital spending decreased $459,000 from 2012 levels as no spending occurred during the first nine months of 2013.  These capital spending reductions were partially offset by the $1.0 million Section 1603 payment received by the Company in the second quarter of 2012.  Cash flow used in financing activities during the first nine months of 2013 and 2012 was $7.25 million and $257,000, respectively.  This increase was primarily related to using 2013 cash flows from operations to fund operations and pay down bank borrowings compared to using 2012 cash flows from operations to supplement funding of the Company’s capital spending programs during the first nine months of 2012.

Critical Accounting Policies

During the quarter ended September 30, 2013, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, the Company’s borrowing base was set at $20.5 million of which $3.0 million had been drawn down by the Company.  On October 24, 2013, the Company’s borrowing base was reduced to $17.5 million.  The Company’s next periodic borrowing base review will occur in March 2014.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Although not as volatile as in previous years, monthly Kansas oil prices received during the first nine months of 2013 ranged from a low of $84.91 per barrel to a high of $99.78 per barrel.  Gas prices realized during the same period ranged from a low of $2.46 per Mcf to a high of $4.29 per Mcf.

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
As of September 30, 2013, the Company has no open positions related to derivative agreements.

Interest Rate Risk

At September 30, 2013, the Company had debt outstanding of $3.2 million including, as of that date, $3.0 million owed on its credit facility with F&M Bank. As of September 30, 2014, the interest rate on the credit facility was variable at a rate equal to the greater of prime plus 0.25% or 5.25% per annum.  On October 24, 2013, the Company entered into an amendment of the credit facility with F&M Bank.  This amendment modified the rate to prime plus 0.50%.  The Company’s remaining debt of $157,000 has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $16,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2013.  If the rate included in the October 24, 2013 amendment was used, the annual impact would be $11,000.  The Company did not have any open derivative contracts relating to interest rates at September 30, 2013 or December 31, 2012.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

10.21	Compensation Agreement between Tengasco, Inc, and Michael J. Rugen dated September 18, 2013

10.22	Fourteenth Amendment to Loan and Security Agreement dated October 24, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as lender

31.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRLTaxonomy Presentation Linkbase Document

  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated: November 14, 2013

TENGASCO, INC.

By: s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer