Form 10-K
period 2013-12-31
TENGASCO INC
filed 2014-03-31
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.
Commission File No. 1-15555

TENGASCO, INC.
(name of registrant as specified in its charter)

Delaware		87-0267438
(state or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

123 Center Park Drive, Knoxville, TN	37922
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (865) 675-1554.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ ☒ No

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21 million (June 28, 2013 closing price $0.52).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 17, 2014 was 60,842,413.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2013 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

OVERVIEW

The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas production has been the Swan Creek Field in Tennessee.  The Company sold all its oil and gas leases and producing assets in Tennessee on August 16, 2013.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a 65-mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline related assets on August 16, 2013.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale of natural gas and electricity.

The Company also had a management agreement with Hoactzin Partners, L.P. (“Hoactzin”) to manage Hoactzin’s oil and gas properties in the Gulf of Mexico offshore Texas and Louisiana (See below, “4. Management Agreement with Hoactzin”). This management agreement expired on December 18, 2012.  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also member of and has voting control primarily through Dolphin Offshore Partners, L.P. of over 96% of shares held by SSB Ventures LLC, which is the Company’s largest shareholder.  In addition, he is the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P., which is the Company’s second largest shareholder.

General

1.	The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2013 include 196 producing oil wells, 19 shut-in wells, and 37 active disposal wells (the “Kansas Properties”).  The Company’s technical management and staff have a great deal of Kansas exploration and production experience.  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2013, the Company drilled 6 gross wells of which 4 wells were operated by the Company.  The Company has an average working interest of 77% in the 6 wells. All of the 6 wells drilled were completed as producing wells.  One of these wells was completed in January 2014, while the remaining wells were completed during 2013.

All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has added and will continue to add proven direct offset locations.

A.	Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin, consisting of three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Under the terms of the Program, Hoactzin paid the Company $0.4 million for each producing well and $0.25 million for each dry hole.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses, referred to as a management fee.  The fee paid to the Company by Hoactzin would increase to an 85% working interest when net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”).  The Payout Point was reached effective with production in February 2014, at which time the management fee for the Program has increased from 25% to 85%.

Nine of the ten wells in the Program were completed as oil producers and during the 4th quarter 2013 had gross production of approximately 32 barrels per day in total.

In 2013, the wells from the Program produced 12.5 MBbl of which 8.2 MBbl were net to Hoactzin after deduction of royalties and the management fee.  As of December 31, 2013, net revenues received by Hoactzin from the Program totaled $5.15 million which left a balance of $51,000 which was paid when the Payout Point was reached in February 2014.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2013 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.   These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2013 as required by SEC regulations. The table below reflects values realized at a price of $90.11 per barrel which was used in the December 31, 2013 reserve report.  In addition, the table below reflects achievement of the Payout Point and conversion to an 85% interest in February 2014.

Reserve Information for Ten Well Program Interest as of December 31, 2013

	Barrels Attributable to Party’s Interest MBbl	Undiscounted Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Discounted at 10% Attributable to Party’s Interest (in thousands)
Tengasco	116.0	$6,526	$2,815
Hoactzin Partners, L.P.	20.5	$1,152	$497

The Hoactzin Partners, L.P. reserves were estimated based on Tengasco reserves as of December 31, 2013.

B.	Kansas Production

The Company’s gross oil production in Kansas decreased by 75 MBbl from 279 MBbl in 2012 to 204 MBbl in 2013.  This decrease was primarily the result of natural declines from higher 2012 production levels that had resulted from drilling and polymers performed during 2011 and the first half of 2012.  Approximately 3 MBbl of the 204 MBbl in 2013 were related to production from the 6 new wells drilled during 2013.  Production from 2 of the wells did not commence until after December 31, 2013.

The capital projects undertaken by the Company in 2013 were initially funded by borrowings from the Company’s credit facility.  However, these additional borrowings under the Company’s credit facility were repaid by December 31, 2013 through use of the Company’s operating cash flows.

2.	The Tennessee Properties

In the early 1980’s Amoco Production Company owned numerous acres of oil and gas leases in the Eastern Overthrust in the Appalachian Basin, including the area now referred to as the Swan Creek Field.  In the mid-1980’s, however, development of this field was cost prohibitive due to a decline in worldwide oil and gas prices and the high cost of constructing a pipeline to deliver gas to the closest market. In July 1995, the Company acquired the Swan Creek leases and began development of the field.  In 2001, the Company completed construction of a 65 mile pipeline from the Swan Creek Field to several meter stations in Kingsport, Tennessee.

The Company has evaluated in recent years whether continued development would add additional reserves and the likelihood of realizing additional revenues from transportation of third party gas through the Company’s pipeline assets.  The Company determined that current wells would be able to produce the remaining oil and gas reserves and that the Company was unable to attract any additional third party gas without substantial capital investment.  As a result, the Company elected to sell its Swan Creek oil and gas assets and its pipeline assets and focus on its oil production from its Kansas Properties.

On March 1, 2013, the Company entered into an agreement with Swan Creek Partners LLC to sell all of the Company’s oil and gas leases and producing assets in Tennessee as well as the Company’s pipeline assets for $1.5 million.  The Company closed this sale on August 16, 2013.

The carrying value of the pipeline had been classified in assets held for sale in the Balance Sheet and the associated revenues and expenses net of taxes had been classified as discontinued operations in the Statements of Operations.  The carrying value of the pipeline included in the Balance Sheet as Assets held for sale was approximately $1.4 million at December 31, 2012.  Since the pipeline asset was sold in August 2013, no amount was recorded in the Balance Sheet as Assets held for sale at December 31, 2013.

As the Swan Creek oil and gas assets represented only a small portion of the Company’s full cost pool, these assets remained in oil and gas properties and the gain or loss on the sale was recorded against the full cost pool.  Until these properties were sold in August 2013, the related operations were classified in continuing operations.

During 2013, prior to the closing of the sale of the Tennessee oil and gas assets, the Company had 14 producing gas wells and 6 producing oil wells in the Swan Creek Field.  Gross gas production volumes from the Swan Creek Field during 2013 until the sale of the properties averaged approximately 226 Mcfd compared to 216 Mcfd produced during year ended December 31, 2012. Gross oil sales volumes from the Swan Creek field during 2013 until the sale of the properties averaged approximately 16.7BOPD compared to approximately 13.4 BOPD produced during the year ended December 31, 2012.

3.	Methane Project

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with predecessors in interest of Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC and provides that MMC will purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee and located about two miles from the Company’s pipeline.  The Company’s pipeline was sold on August 16, 2013.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  The Company constructed a pipeline to deliver the extracted methane gas to the Company’s then existing pipeline (the “Methane Project”).

The total cost for the Methane Project, including pipeline construction, was approximately $4.5 million. MMC declared startup of commercial operations of the Methane Project on April 1, 2009.

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

In April 2011, MMC purchased a Caterpillar genset from Parkway Services Group of Lafayette, Louisiana which was delivered in late 2011 and installed at the plant site for generation of electricity.  Total cost of the generator including installation and interconnection with the power grid was approximately $1.1 million.

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site.  The electricity generated is sold under a ten year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority through TVA’s Generation Partners program.  That program accepted generated renewable power up to 999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract pays MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH).  Current price paid to MMC is approximately $.129 per KWH.  In December 2013, the contract was extended by agreement between the Company, Holston Electric Cooperative, and TVA for an additional ten years beginning in January 2022 at the current price rate less the three-cent “green” premium.  A one-eighth royalty on electricity revenues will be paid to the landfill owner.

During 2013, the Methane Project was online approximately 29% of the time resulting in gas sales net revenues net of royalty of $117,000 compared to being online 59% of the time resulting in gas sales net revenues net of royalty of $219,000 during 2012.  During 2013, the electric generation was online approximately 27% of the time resulting in electric sales net revenues of $263,000 compared to being online 46% of the time resulting in electric sales net revenues of $447,000 during 2012. The increase in downtime during 2013 was primarily a result of consistent high levels of oxygen included in the gas coming from the landfill, causing the equipment to shut down until lower oxygen levels on a consistent basis were achieved. As result of this significant down time, the Company reconfigured the fuel supply, added some additional electric generation related equipment, and began an electric generation only program at the Carter Valley site.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Because the Payout Point was reached in February 2014 as described above, Hoactzin’s net profits interest in the Methane Project has decreased to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, ongoing operating expenses, and reduced production levels discussed above, no net profits as defined have been realized during the period from the project startup in April, 2009 through December 31, 2013 for payment to Hoactzin under the net profits interest.  As of the date of this Report, all payments applied to reaching the Payout Point have been generated from the Program.

4.	Management Agreement with Hoactzin

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement expired on December 18, 2012.  The Company has entered into a transition agreement with Hoactzin whereby the Company will no longer perform operations, but will administratively assist Hoactzin in becoming operator of record of these wells and administratively assist Hoactzin in the transfer of the corresponding bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.  The transition was anticipated to be completed by this time, and the transition agreement provides that the Company may hold Hoactzin’s drilling programs funds in suspense until the transition process has been completed.  As a result, at the time of this Report, the Company is currently holding approximately $477,000 of such funds pending completion of the transition process.

During the course of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the Bureau of Ocean Energy Management (“BOEM”), as well as certain private parties.  In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement with IndemCo whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin. During 2012 and 2013, approximately $4.6 million of the bonds in the original amount of $10.7 million were terminated which leaves a balance on the remaining IndemCo bonds of approximately $6.1 million at December 31, 2013, an amount less than the $6.6 million in existing collateral supplied by parties other than the Company.  Hoactzin has filed the necessary paperwork with the appropriate parties and is awaiting release of the remainder of the IndemCo bonds.  The Company anticipates the regulatory process being followed by Hoactzin to be approved in the near future and that these bonds will be released as to the Company and replaced by bonds solely in Hoactzin’s name , at which time operatorship can be placed by the regulatory authority into Hoactzin’s name and the Company’s involvement terminated.

As part of the transition process, Hoactzin has secured new bonds from Argonaut Insurance Company to replace the IndemCo bonds.  Also as part of the transition process, right-of-use and easement (“RUE”) bonds in the amount of $1.55 million were issued by Argonaut in the Company’s name.  Hoactzin is in the process of transferring these RUE bonds from the Company to Hoactzin.  Hoactzin and Dolphin Direct signed an indemnity agreement with Argonaut as well as provided full collateral for the new Argonaut bonds, including the RUE bonds issued in the Company’s name.  The Company is not party to the indemnity agreement with Argonaut and has not provided any collateral for the bonds issued.  As the full cash collateral has been provided by Hoactzin and Dolphin Direct, and Hoactzin is performing the necessary operations and filings need to complete the transfer of the RUE bonds solely to Hoactzin, the Company anticipates the regulatory process to be completed in the near future and these RUE bonds will be released as to the Company.

As designated operator, the Company had routinely contracted in its name for goods and services with vendors.  In practice, Hoactzin paid these invoices for goods and services directly to the provider.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin currently has significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2013 and 2012 in the amount of $327,000 and $325,000, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2013 and 2012 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  In addition, as Hoactzin had not made payments since early 2012 to reduce the past due balances from 2009 and from 2010, the Company elected to establish an allowance in the amount of $159,000 and $257,000 for the obligations as of December 31, 2013 and 2012, respectively.

The Company, as designated operator, was administratively issued an “Incidence of Non-Compliance” by BOEM concerning one of the Hoactzin wells operated by the Company pursuant to the Management Agreement.  This action calls for payment of a civil penalty of $386,000 for the late filing of certain reports in 2011 by a contractor on the facility.  The work to be reported had been timely performed, but the reports were not filed by the contractor.  The contractor has since filed for bankruptcy.  The Company was not at fault in this matter but is made administratively liable due to the status as designated operator of the well.   The Company has filed an appeal of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to stay payment of the obligation until the appeal is determined.  On November 1, 2012, the Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would be administratively denied and the order to the Company as operator to pay the $386,000 penalty would be final.  While the Company believes it will ultimately prevail in the appeal process, it is reasonably possible to expect that the Company may be required to pay a portion of this penalty.  The Company estimates the range of this possible payment to be between zero and $386,000.

No funds have been advanced by the Company to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

5.	Other Areas of Development

Although focused on development of its current Kansas holdings, the Company will continue to review potential transactions involving producing properties and undeveloped acreage in Kansas and the surrounding states.

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

Gas from the Company’s Methane Facility is sold at the tailgate of the plant to Atmos Energy Marketing.  The contract with Atmos expires in July 2014.  Electricity generated at the site is sold to Holston Electric Cooperative.  The contract with Holston Electric had a ten year initial commitment and has been extended for an additional ten years as described above.  The contract will expire in January 2032.

Drilling Equipment

The Company does not currently own a drilling rig or any related drilling equipment.  The Company obtains drilling services as required from time to time from various drilling contractors in Kansas.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kansas by tank truck.  Natural gas sold from the Company’s Methane Facility is distributed and transported by pipeline.  Electricity generated at the Company’s Methane Facility is distributed into the electric grid.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company’s contemplated oil and gas exploration activities in the State of Kansas will be undertaken in a highly competitive and speculative business atmosphere.  In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources.  Management does not believe that the Company’s competitive position in the oil and gas industry will be significant as the Company currently exists.

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

The Company is presently dependent upon a small number of customers for the sale of gas from the Methane Project.  These customers are principally gas marketing companies, utility districts, and industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company’s business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company.  Future legislation in this area will no doubt be enacted and revisions will be made in current laws.  No assurance can be given as to the affect these present and future laws, rules and regulations will have on the Company’s current and future operations.

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

The Company presently has 18 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, and Tennessee.

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

In addition, the Company is an electronic filer and files its Reports and information with the SEC through the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”).  The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically through EDGAR with the SEC, including all of the Company’s filings with the SEC.  These may be read and printed without charge from the SEC’s website.  The address of that site is www.sec.gov.

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

The Company’s indebtedness, global recessions, or disruption in the domestic and global financial markets could have an adverse effect on the Company’s operating results and financial condition.

As of December 31, 2013, the outstanding principal amount of the Company’s indebtedness under its credit facility with F&M Bank & Trust Company (“F&M Bank”) was approximately $3.3 million.  The level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the disruption in the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

Declines in Oil or Gas Prices Have and Will Materially Adversely Affect the Company’s Revenues.

The Company’s financial condition and results of operations depend in large part upon the prices obtainable for the Company’s oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.  As seen in recent years, prices for oil and natural gas are subject to extreme fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the Company’s control.  These factors include worldwide political instability (especially in the Middle East and other oil producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels, speculating activities in the commodities markets, and the overall economic environment.  The Company’s operations are substantially adversely impacted as oil prices decline.  Lower prices dramatically affect the Company’s revenues from its drilling operations.  Further, drilling of new wells, development of the Company’s leases and acquisitions of new properties are also adversely affected and limited.   As a result, the Company’s potential revenues from operations as well as the Company’s proved reserves may substantially decrease from levels achieved during the period when oil prices were much higher.  There can be no assurances as to the future prices of oil or gas.  A substantial or extended decline in oil or gas prices would have a material adverse effect on the Company’s financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital.  Oil and natural gas prices have historically been and are likely to continue to be volatile.

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

The Company has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field and the Company’s pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008 and impairments of its pipeline assets during 2010 and 2012.  As of December 31, 2013, the Company has an accumulated deficit of $22.8 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, and $0.1 million in 2012.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

The rate of production from the Company’s Kansas oil properties generally declines as reserves are depleted.  Except to the extent that the Company either acquires additional properties containing proved reserves, conducts successful exploration and development drilling, or successfully applies new technologies or identifies additional behind-pipe zones or secondary recovery reserves, the Company’s properties proved reserves will decline materially as production from these properties continues.  The Company’s future oil and natural gas production is therefore highly dependent upon the level of success in acquiring or finding additional reserves or other alternative sources of production.  Any decline in oil prices and any prolonged period of lower prices will adversely impact the Company’s future reserves since the Company is less likely to acquire additional producing properties during such periods.  The lower oil prices have a chilling effect on new drilling and development as such activities become far less likely to be profitable.  Thus, any acquisition of new properties poses a greater risk to the Company’s financial conditions as such acquisitions may be commercially unreasonable.

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

This may occur because economic expectations or forecasts, together with the Company’s limited resources, may cause the Company to determine that drilling or development of certain of its properties may be delayed or may not foreseeably occur, and as a result of such decisions any category of proved reserves relating to those yet undrilled or undeveloped properties may be removed from the Company’s reported proved reserves.  Consequently, the Company’s proved reserves of oil may be materially revised downward from time to time.

In addition, the Company may elect to sell some or all of its oil or gas reserves in the normal course of the Company’s business.  Any such sale would result in all categories of those proved oil or gas reserves that were sold no longer being reported by the Company.  In August 2013, the Company sold all of its Tennessee producing oil and gas assets resulting in removal of all Tennessee oil and gas reserves from the Company’s reported reserves.

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

There is a Risk That the Company May Be Required to Write Down the Carrying Value of its Methane Facilities.

            The Company’s Methane facility asset is subject to review for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the pipeline or methane facility assets.  Should this occur, the assets carrying amount will be reduced to its fair value and the excess over fair value to net of any tax effects, will be charged to earnings. This expense may not be reversed in future periods.

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2013, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event of a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.   The effect of such write downs or reversals, if they occur, may be material and substantially adverse.

Shortages of Oil Field Equipment, Services or Qualified Personnel Could Adversely Affect the Company’s Results of Operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  The Company does not own any drilling rigs and is dependent upon third parties to obtain and provide such equipment as needed for the Company’s drilling activities.  There have also been shortages of drilling rigs and other equipment when oil prices have risen.  As prices increased, the demand for rigs and equipment increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil prices in Kansas have currently stimulated and increased demand and this has resulted in increased prices for drilling rigs, crews and associated supplies, equipment and services, as well as increased potential that the Company’s experienced employee base in Kansas conducting field operations may be offered employment by competing companies and the Company may not be capable of replacing such departing personnel at existing salary levels, or at all.  These shortages or price increases could adversely affect the Company’s profit margin, cash flow, and operating results or restrict the Company’s ability to drill wells and conduct ordinary operations.

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

Insurance Does Not Cover All Risks.

Exploration for and development and production of oil can be hazardous, involving unforeseen occurrences such as blowouts, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or to the environment.  Although the Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent, insurance is not available to the Company against all operational risks.

The Company’s Methane Extraction Operation from Non-conventional Reserves Involve Substantial Costs and is Subject to Various Economic, Operational, and Regulatory Risks.

The Company’s operations in its existing project involving the extraction of methane gas from non-conventional reserves such as landfill gas streams, required investment of substantial capital and is subject to the risks typically associated with capital intensive operations, including risks associated with the availability of financing for required equipment, construction schedules, air and water environmental permitting, and locating transportation facilities and customers for the products produced from those operations which may delay or prevent startup of such projects.  After startup of commercial operations, the presence of unanticipated pressures or irregularities in constituents of the raw materials used in such projects from time to time, miscalculations or accidents may cause the Company’s project activities to be unsuccessful.  Although the technologies to be utilized in such projects is believed to be effective and economical, there are operational risks in the use of such technologies in the combination to be utilized by the Company as a result of both the combination of technologies and the early stages of commercial development and use of such technologies for methane extraction from non-conventional sources such as those to be used by the Company.  This risk could result in total or partial loss of the Company’s investment in such projects.  The economic risks of such projects include the marketing risks resulting from price volatility of the methane gas produced from such projects, which is similar to the price volatility of natural gas.  This project is also subject to the risk that the products manufactured may not be accepted for transportation in common carrier gas transportation facilities, although the products meet specified requirements for such transportation, or may be accepted on such terms that reduce the returns of such projects to the Company.  This project is also subject to the risk that the product manufactured may not be accepted by purchasers thereof from time to time and the viability of such projects would be dependent upon the Company’s ability to locate a replacement market for physical delivery of the gas produced from the project.

The Company’s methane extraction business is the subject of patents granted to the Company.  There can be no assurance that our existing patents will not be invalidated, circumvented or challenged, or that we will be issued any patents sought in the future, or that the rights granted or to be granted under any patents will provide us competitive advantages.

We have been granted one U.S. patent and have been granted a continuation patent application relating to certain aspects of our methane extraction technology and we may seek additional patents on future innovations.  Our ability to license our technology is substantially dependent on the validity and enforcement of this patent.  We cannot assure you that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will provide us competitive advantages, or that our current and future patent applications will be granted.  In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things: subsequently discovered prior art; lack of entitlement to the priority of an earlier, related application; or failure to comply with the written description, best mode, enablement or other applicable requirements. If a third party is successful in challenging the validity of our patent, our inability to enforce our intellectual property rights could materially harm our methane extraction business.  Furthermore, our technology may be the subject of claims of intellectual property infringement in the future.  Our technology may not be able to withstand third-party claims or rights against their use.

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

The Company Depends on Key Personnel, Whom it May Not be Able to Retain or Recruit.

Certain members of present management and certain Company employees have substantial expertise in the areas of endeavor presently conducted and to be engaged in by the Company specifically including engineering and geology.  To the extent that their services become unavailable, the Company would be required to retain other and additional qualified personnel to perform these services in technical areas upon which the Company is dependent to conduct exploration and production activities.  The Company does not know whether it would be able to recruit and hire qualified and additional persons upon acceptable terms.  The Company does not maintain “Key Person” insurance for any of the Company’s key employees.

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

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Management, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), and a member of SSB Ventures LLC (“SSB”) which is the Company’s largest shareholder.  At March 17, 2014, Mr. Salas through Dolphin and SSB controls 21,057,492 shares of the Company’s common stock and had options granting him the right to acquire an additional 125,000 shares of common stock.  His ownership and voting control of approximately 35% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 17, 2014, the Company had 60,842,413 shares of common stock outstanding of which 21,326,718 shares were held by officers, directors, and affiliates. In addition, options to purchase 845,250 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan of which options to purchase 765,250 shares were vested at March 17, 2014.

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

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 2,114 square feet located at 123 Center Park Drive, Suite 104, Knoxville, Tennessee at a rental of $6,000 per month, on a month to month lease.  In addition, the Company leases an office for its technical employees, consisting of 1,828 square feet located at 6021 S. Syracuse Way, Suite 305, Greenwood Village, Colorado at a rental of $2,666 per month, expiring in February 2017.  The Company also leases an office in Hays, Kansas at a rental of $750.00 per month that is currently a month to month lease.

The Company carries insurance on its Kansas properties, Methane facility, offices, and office contents.  As of December 31, 2013, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2013 contained 24,273 gross acres in central Kansas.  Of these 24,273 gross acres, 13,751 acres were held by production and 10,522 acres were undeveloped.

            Many of these leases are still in effect because they are being held by production.  The Kansas leases provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2013, the Company drilled 6 gross wells of which 4 wells are operated by the Company.  The other 2 wells are operated by the Company’s working interest partners in the wells.  The Company has an average working interest of 77% in the 6 wells. All of the 6 wells drilled were completed as producing wells.  One of these wells was completed in January 2014, while the remaining wells were completed during 2013.

All of the Company’s current reserve value, production, revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has added and will continue to add proven direct offset locations.

The map below indicates the location of the 10 counties in Kansas in which the Company had production as of December 31, 2013.

Tennessee Properties

The Company closed the sale of all its Tennessee oil and gas leases on August 16, 2013.

Reserve and Production Summary

The following tables indicate the county breakdown of 2013 production and reserve values as of December 31, 2013.  The Hancock County, TN amounts represent production through August 16, 2013 when properties in this county were sold:

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	133.2	0.791604	61.6%
Trego County, KS	33.0	0.805023	15.2%
Ellis County, KS	9.9	0.813621	4.6%
Graham County, KS	7.1	0.869341	3.3%
Barton County, KS	5.9	0.815528	2.7%
Russell County, KS	4.5	0.790989	2.1%
Pawnee County, KS	4.2	0.785728	2.0%
Rush County, KS	2.8	0.868461	1.3%
Osborne County, KS	1.9	0.593716	0.9%
Stafford County, KS	1.4	0.716195	0.6%
Total KS	203.9		94.3%
Hancock County, TN	12.4	0.690415	5.7%
Total	216.3		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$25,730	$5,077	$30,807	64.4%
Trego County, KS	6,026	494	6,520	13.6%
Graham County, KS	1,522	1,891	3,413	7.1%
Ellis County, KS	2,309	-	2,309	4.8%
Barton County, KS	1,694	296	1,990	4.1%
Pawnee County, KS	410	624	1,034	2.2%
Russell County, KS	699	-	699	1.5%
Rush County, KS	668	-	668	1.4%
Stafford County, KS	119	166	285	0.6%
Osborne County, KS	131	-	131	0.3%
Total	$39,308	$8,548	$47,856	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2013 and 2012, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

Total Proved Reserves as of December 31, 2013

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	1,465	110	465	2,040
Future net cash flows before income taxes discounted at 10% (in thousands)	$34,440	$4,868	$8,548	$47,856

Total Proved Reserves as of December 31, 2012

	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	22	-	-	22
Oil (MBbl)	1,743	79	391	2,213
Total proved reserves (MBOE)	1,747	79	391	2,217
Future net cash flows before income taxes discounted at 10% (in thousands)	$42,626	$3,235	$8,050	$53,911

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.  The Company’s Proved Undeveloped Reserves at December 31, 2013 included 29 locations as compared to 23 locations at December 31, 2012.  The future development cost related to the Company’s Proved Undeveloped locations at December 31, 2013 was approximately $9.6 million.  The Company intends to fund the drilling of these locations through operating cash flow and, as needed, supplement the funding by drawing on the Company’s credit facility.  During 2013, approximately 16.7 MBbl of proved undeveloped reserves that existed at December 31, 2012 were converted into proved developed reserves from drilling and completion.  All proved undeveloped reserves included in the Company’s report at December 31, 2013 and 2012 are related to oil prospects in Kansas.  During 2012, approximately 57 MBbl of proved undeveloped reserves that existed at December 31, 2011 were converted into proved developed reserves.

The oil price after basis adjustments used in our December 31, 2013 reserve valuation was $90.11 per Bbl. The oil and natural gas prices after basis adjustments used in our December 31, 2012 reserve valuation were $88.08 per Bbl and $2.76 per Mcf.  The primary factors causing the decrease in proved reserve volumes from December 31, 2012 levels were 2013 reserve additions not being significant enough to offset 2013 production as well as downward revisions of certain producing properties.   (Refer to Note 15, Supplemental Oil and Gas Information, Standardized Measure of Discounted Future Net Cash Flows in the Company’s Notes to Consolidated Financial Statements for additional reserve information.)

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2013.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices.  The Company’s Exploration Manager and Petroleum Engineer each have extensive experience evaluating reserves on a well by well basis and on a company wide basis.   Prior to generation of the annual reserves, management and staff meet with LaRoche to review properties and discuss assumptions to be used in the calculation of reserves. Management reviews all information submitted to LaRoche to ensure the accuracy of the data.  Management also reviews the final report from LaRoche and discusses any differences from Management expectations with LaRoche.

Production

The following tables summarize for the past three fiscal years the volumes of oil and gas produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil and gas.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.  Tennessee amounts in 2013 represent results through August 16, 2013 when these properties were sold.

Kansas
Years Ended December 31,	Gross Production		Net Production		Cost of Net Production	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2013	203.9	-	162.5	-	$28.27	$91.00	-
2012	278.8	-	225.9	-	$22.48	$86.90	-
2011	240.8	-	185.7	-	$25.81	$88.15	-

Tennessee
YearsEnded December 31,	Gross Production		Net Production		Cost of Net Production	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2013	3.8	51.3	2.7	37.9	$28.90	$92.66	$3.94
2012	4.9	78.8	3.5	56.2	$39.08	$88.29	$3.35
2011	5.4	52.8	3.8	41.6	$44.13	$87.33	$4.28

Although the 2013 cost per BOE on Kansas production is higher than both 2011 and 2012, total Kansas operating cost in 2013 of $4.6 million is lower than the 2011 operating cost of $4.8 million and 2012 operating cost of $5.1 million.

Oil and Gas Drilling Activities

Kansas

During 2013, the Company participated in drilling 6 wells.  Of the 6 wells drilled, the Company operates 4 of the wells while the 2 remaining wells are operated by the Company’s working interest partners in those wells.  The Company has an average working interest of 77% in the 6 wells. All of the 6 wells drilled were completed as producing wells.  One of these wells was completed in January 2014, while the remaining wells were completed during 2013. The successful wells contributed approximately 3 MBbl of gross production during 2013.  Production from 2 of the wells did not commence until after December 31, 2013.

Tennessee

In 2013 the Company did not drill any new wells in the Swan Creek Field or any other Company acreage in Tennessee.  In August 2013, the Company completed the sale of all its oil and gas producing and non-producing properties in Tennessee.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2013, 2012 and 2011 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	6	5	15	15	16	16
Dry Holes	-	-	5	5	9	9
Salt Water Disposal	-	-	-	-	-	-

Tennessee
Dry Holes	-	-	-	-	1	1

Productive Wells

As of December 31, 2013, the Company held a working interest in 218 gross wells and 212 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.  Tennessee productive wells were sold in August 2013.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2013 the Company owned working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,751	11,364	10,522	8,516	24,273	19,880

The following table identifies the number of gross and net undeveloped acres as of December 31, 2013 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2014	2015	2016	Total
Gross Acres	8,672	1,050	800	10,522
Net Acres	7,019	850	647	8,516

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceeding.   To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE MKT exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE MKT during the fiscal years ended December 31, 2013 and December 31, 2012 are set forth below.

For the Quarters Ending	High	Low

March 31, 2013	$0.82	$0.60
June 30, 2013	$0.71	$0.48
September 30, 2013	$0.58	$0.35
December 31, 2013	$0.48	$0.37

March 31, 2012	$1.20	$0.72
June 30, 2012	$1.10	$0.68
September 30, 2012	$0.86	$0.68
December 31, 2012	$0.74	$0.58

Holders

As of March 17, 2014, the number of shareholders of record of the Company’s common stock was 277 and management believes that there are approximately 6,700 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2013 or 2012 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2013, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2013 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2013.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income from continuing operations of $3.0 million or $0.05 per share in 2013 compared to net income from continuing operations of $4.2 million or $0.07 per share in 2012 and net income from continuing operations of $5.0 million or $0.08 per share in 2011.  The Company reported a net loss from discontinued operations of $(0.14) million or $(0.00) per share in 2013 compared to a net loss from discontinued operations of $(4.3) million or $(0.07) per share in 2012 and a net loss from discontinued operations of $(0.29) million or $(0.00) per share in 2011.  The net loss from discontinued operations in 2012 was primarily due to impairments of the Company’s pipeline assets in the amounts of approximately $3.4 million.   Discontinued operations are net of associated taxes.

The Company realized revenues of approximately $15.7 million in 2013 compared to $20.6 million in 2012 and $17.1 million in 2011.  During 2013, revenues decreased approximately $(4.9) million of which $(5.2) million was related to decreases in oil sales volumes from 226.6 MBbl in 2012 to 166.2 MBbl in 2013.  The more significant production declines were experienced in the Albers, Coddington, Hilgers B, Liebenau, McElhaney A, Veverka A, and Zerger A leases.  These decreases were primarily due to higher 2012 production as a result of drilling and polymers on these leases during 2011 and the first half of 2012.  In addition there was also a $(0.3) million decrease in sales from the Methane Project and electric generation at the landfill related to increased downtime as a result of consistent high levels of oxygen in the landfill gas during 2013 which caused equipment to shut down until lower oxygen levels on a consistent basis were achieved.  These decreases were partially offset by a $0.7 million increase related to a $4.11 per barrel increase in the average oil price received from $86.92 per barrel received in 2012 to $91.03 per barrel received in 2013.  During 2012, revenues increased $3.5 million of which $3.3 million related to increases in oil sales volumes from 189.5 MBbl in 2011 to 226.6 MBbl in 2012.  In addition, Methane Project revenues increased $0.5 million in 2012 primarily from electricity sales which commenced in January 2012.  These increases were partially offset by a $(0.3) million decrease related to a $(1.21) per barrel decrease in the average oil price received from $88.13 per barrel in 2011 to $86.92 per barrel received in 2012.

Gas prices received for sales of gas from the Swan Creek Field averaged $3.94 per Mcf in 2013, $3.35 per Mcf in 2012, and $4.28 per Mcf in 2011.  Oil prices received for sales of oil from the Swan Creek field averaged $92.66 per barrel in 2013, $88.29 per barrel in 2012, and $87.33 per barrel in 2011. Swan Creek field results during 2013 reflect only operating from the beginning of 2013 until the field was sold in August 2013.

The Company’s production costs and taxes were approximately $5.5 million in 2013, $7.2 million in 2012, and $5.9 million in 2011.  The $(1.7) million decrease in 2013 related primarily to a $(0.4) million decrease in Kansas property taxes primarily related to successful appeals of 2012 property taxes, $(0.2) million reduction in Gulf of Mexico related operating cost as the Management Agreement with Hoactzin expired in December 2012, $(0.2) million decrease in Methane Project and electric generation costs, and $(0.2) million related to Swan Creek and pipeline asset cost as these were sold in August 2013.  The $1.3 million increase in 2012 was primarily due to a $0.3 million increase in Kansas field expenses, a $0.3 million increase in Kansas property taxes, and a $0.3 million increase in Methane Project and electric generation costs.

Depreciation, depletion, and amortization was approximately $2.9 million in 2013, $3.4 million in 2012, and $2.5 million in 2011.  The $(0.5) million decrease in 2013 was primarily related to lower oil and gas depletion expense due to lower sales volume partially offset by an increase in the depletion rate.  The $0.9 million increase in 2012 was primarily related to higher oil and gas depletion expense due to increased sales volumes and an increase in the depletion rate.

The Company’s general and administrative cost was approximately $2.1 million in 2013, $2.6 million in 2012, and $2.3 million in 2011.  The $(0.5) million decrease in 2013 was a $(0.34) million decrease in bad debt expense as the $0.26 million recorded for Hoactzin related receivables was decreased by $(0.1) million in 2013 as a portion of the related payables were paid and or re-billed to Hoactzin, and a $(0.2) million decrease in legal, accounting, and consulting expenses.  The $0.3 million increase in 2012 was primarily related to a $0.26 million allowance recorded in 2012 for Hoactzin related receivables, a $0.1 million increase in tax preparation and consulting costs related to reviews of prior year tax returns, a $0.1 million increase in non-tax consulting cost, partially offset by a $(0.17) million decrease in bonus cost.  The 2013, 2012, and 2011 cost included non-cash charges related to stock options of $0.05 million, $0.2 million, and $0.1 million, respectively.

Interest expense was $357,000 in 2013, $743,000 in 2012, and $642,000 in 2011.  The $(386,000) decrease in interest expense in 2013 was primarily due to a $6.5 million decrease in the average credit facility balance from $12.6 million during 2012 to $6.1 million during 2013.  The decrease was primarily due to low drilling and polymer activities during the second half of 2012 and all of 2013 resulting in operating cash flows in excess of drilling and polymer costs being used to pay down the credit facility.  The $101,000 increase in interest expense in 2012 was due to increased borrowings from the Company’s credit facility with F&M Bank to supplement funding of material inventory purchases in early 2012 and to supplement funding of the Company’s 2012 drilling and polymer program.  Although the credit facility balance at December 31, 2012 was $1.4 million lower than the balance at December 31, 2011, the average balance increased from $10.6 million during 2011 to $12.6 million during 2012.

During 2013, the Company did not have any open derivative positions.  During 2012, the Company recorded a $(0.14) million loss on derivatives.  The 2012 loss on derivatives was comprised solely of an unrealized loss.  During 2011, the Company recorded a $(0.41) million loss on derivatives.  The 2011 loss was comprised of a $0.45 million unrealized gain, offset by $(0.86) million of settlement payments made to Macquarie Bank Limited (“Macquarie”) pursuant to a hedging agreement it entered into with Macquarie in August 2009 (see, Item 7A, “Commodity Risk”).

In 2012, the Company recorded a non-cash impairment of its pipeline assets in the amount of $5.2 million ($3.4 million net of tax effect).  The pipeline assets were classified as assets held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2012.  These write downs resulted from the Company’s assessment that cash flows generated from the pipeline were insufficient to recover the pipeline’s net book value.  During 2012 and 2010, the Company received expressions of interest from potential purchasers of the pipeline asset which were significantly below the asset’s pre write down net book values. These expressions of interest indicated that the carrying amount of the pipeline may not be recoverable.  At December 31, 2012, the Company was in the process of negotiating an agreement to sell the pipeline assets and the Swan Creek Field wells and associated equipment.  Preliminary allocation of the sales value to the pipeline assets indicated a write down of approximately $5.2 million, before tax effect, was necessary.  The pipeline asset was sold in August 2013.

The Company recorded income tax expense on continuing operations of $2.0 million in 2013, $2.3 million in 2012, and $0.3 million in 2011. The tax expense in 2011 was impacted by removal of the $1.7 million valuation allowance.  Had this valuation allowance not been removed the Company would have recorded tax expense of $2.0 million in 2011.  (See Note 14. Income Taxes in Notes to Consolidated Financial Statements)
Liquidity and Capital Resources

At December 31, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2013, the Company’s borrowing base was $17.5 million.  The borrowing base was reduced to $14.3 million with the March 27, 2014 amendment to the credit agreement.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties, the Company’s Methane Project assets, and the electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  During 2013, 2012, and 2011, the Company was in compliance with all covenants.

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

On March 27, 2014, the Company’s senior credit facility with F&M Bank after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to reduce the Company’s borrowing base from $17.5 million to $14.3 million and extend the term of the facility to January 27, 2016.  The interest rate remained prime plus 0.50%.

The total borrowing by the Company under the facility at December 31, 2013 and December 31, 2012 was $3.3 million and $10.1 million, respectively.  The next borrowing base review will take place in July 2014.

Net cash provided by operating activities from continuing operations was $8.0 million in 2013, $9.3 million in 2012, and $8.7 million in 2011.  Net cash used in operating activities from discontinued operations was $(85,000) in 2013, $(265,000) in 2012, and $(237,000) in 2011.  The decrease in cash provided by operating activities in 2013 was primarily related to a decrease in sales volumes, partially offset by increased oil prices, reduction in production costs and taxes, reduction in general and administrative costs and $1.3 million increase in cash flow provided by working capital.  The increase in cash provided by operating activities from continuing operations in 2012 was primarily due to a $3.3 million increase related to increased sales volumes, partially offset by a $(1.3) million increase in production costs and taxes and a $(1.2) million decrease in changes in working capital.  Cash flow provided by working capital was $0.2 million in 2013, cash flow used in working capital was $(1.1) million in 2012, and $0.3 million was provided by working capital in 2011.  The difference in changes in working capital in 2013 as compared to 2012 was primarily posting cash collateral related to the appeal bond in 2012 and 2012 increase in equipment and materials inventory, partially offset by lower receivables in 2013 related to lower year-end revenues in 2013 as compared to 2012.  The difference in changes in working capital in 2012 as compared to 2011 was primarily related to a decrease in accounts payable related primarily to a reduction in year-end drilling and polymer activity compared to 2011, posting of cash collateral related to the appeal bond, and an increase in equipment and materials inventory.

Net cash used in investing activities from continuing operations was $2.2 million in 2013, $7.6 million in 2012, and $10.4 million in 2011.  The $5.4 million decrease in investing activities in 2013 as compared to 2012 was due to decreased drilling and polymer activities in 2013 as compared to 2012, 2012 additions to the Methane Project and electric generator, partially offset by the $1.0 million received in 2012 for payment in lieu of tax credits related to the Methane Project and electric generator.  The $2.8 million decrease in investing activities in 2012 as compared to 2011 was due to a $1.2 million decrease in derivative cost, receipt of a $1.0 million payment in lieu of tax credits related to the Methane Project and electric generator, a $0.35 million reduction in capital spending related to the Methane Facility, and a $0.2 million reduction in drilling and polymer cost.  In 2013, net cash provided by investing activities from discontinued operations was $1.4 million which represented the proceeds received from the sale of the pipeline assets in August 2013.

In 2013 and 2012, $(5.7) million and $(1.8) million respectively was used in financing activities from continuing operations to pay down the Company’s credit facility.  In 2011, $1.6 million was provided by financing activities from continuing operations from bank funding which was used primarily to fund drilling and polymer activities during 2011.  Net cash used in financing activities from discontinued operations in 2013 was $(1.3) million.  Net cash provided by financing activities from discontinued operations was $0.27 million in 2012 and $0.24 million in 2011.  This funding in 2012 and in 2011 was used to finance the Company’s pipeline operations.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at December 31, 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and methane sales and electricity generation sales are billed each month.

Full Cost Method of Accounting

 The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $736,000 and $457,000 in unevaluated properties as of December 31, 2013 and 2012, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.

Oil and Gas Reserves/Depletion, Depreciation, and Amortization of Oil and Gas Properties

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.

The Company’s proved oil and gas reserves as of December 31, 2013 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

Asset Retirement Obligations

The Company’s asset retirement obligations relate to the plugging, dismantling, and removal of wells drilled to date. The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”. Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.  The Company currently uses an estimated useful life of wells ranging from 30-40 years.  Management continues to periodically evaluate the appropriateness of these assumptions.

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

At December 31, 2013, federal net operating loss carryforwards amounted to approximately $19.7 million which expire between 2019 and 2031. The total deferred tax asset was $7.3 million and $9.4 million at December 31, 2013 and 2012, respectively.

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

Although management considers our valuation allowance as of December 31, 2013 and 2012 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2013 (in thousands):

Contractual Obligations	Total	2014	2015	2016	2017
Long-Term Debt Obligations[1]	$3,457	$82	$59	$3,316	$-
Operating Lease Obligations	99	29	30	34	6
Estimated Interest on Long-Term Debt Obligations	322	131	128	63	-
Total	$3,878	$242	$217	$3,413	$6

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations ranged from a low of $84.94 per barrel to a high of $99.83 per barrel during 2013.  Gas prices realizations ranged from monthly low of $2.46 per Mcf to a monthly high of $4.29 per Mcf during the same period.

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

1 The credit facility maturity date of January 27, 2016 is based on the March 27, 2014 amendment to the credit agreement.

In addition, during 2010, 2011, and 2012, the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2013, but may participate in derivative activities in the future.  These agreements were primarily intended to help maintain and stabilize cash flow from operations if lower oil prices returned.

Interest Rate Risk

At December 31, 2013, the Company had debt outstanding of approximately $3.5 million including, as of that date, $3.3 million owed on its credit facility with F&M Bank.  The interest rate on the credit facility is variable at a rate equal to the prime rate plus 0.50%.   The Company’s remaining debt of $0.2 million has fixed interest rates ranging from 3.9% to 7.25%.  As a result, the Company annual interest cost in 2013 fluctuated based on short-term interest rates on approximately 94% of its total debt outstanding at December 31, 2013.  During 2013, the Company paid approximately $325,000 of interest on the F&M Bank line of credit.  The impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the F&M Bank credit facility would be approximately $12,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31, 2013.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2013.

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

There are numerous uncertainties inherent in projecting future rates of production and the timing of development expenditures.  The total amount or timing of actual future production may vary significantly from estimates.  The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns.  Lease and rig availability, complex geology, and other factors can also affect these risks.  Additionally, fluctuations in oil and gas prices or prolonged periods of low prices may substantially adversely affect the Company’s financial position, results of operations, and cash flows.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures. During the year ended December 31, 2013, certain internal control procedures previously performed by the former Chief Executive Officer are now being performed by the Company’s General Counsel and Audit Committee.  There have been no other changes to the Company’s system of internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 3, 2014, options to purchase 25,000 common shares at $0.41 per share were issued to the Company’s non-executive directors.  These options fully vested upon grant date and will expire on January 2, 2019.

On March 27, 2014, the Company’s senior credit facility with F&M Bank and Trust Company, N.A. of Dallas, Texas (F&M Bank”) after F&M Bank’s semiannual review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $17.5 million to $14.3 million and extend the term of the facility to January 27, 2016. The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  The maximum line of credit of the Company under the F&M Bank credit facility remained $40 million and the Company’s outstanding borrowing under the facility as of March 27, 2014 was approximately $1.8 million.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE

Matthew K. Behrent	Director	03/27/2007	43
Hughree F. Brooks	Director	12/03/2010	59
Peter E. Salas	Director; Chairman of the Board	10/08/2002 10/21/2004	59
Richard M. Thon	Director	11/22/2013	58
Michael J. Rugen	Chief Financial Officer; Chief Executive Officer (interim)	09/28/2009 06/24/2013	53
Cary V. Sorensen	Vice-President; General Counsel; Secretary	07/09/1999	65

Business Experience

Directors

Matthew K. Behrent is currently the Executive Vice President, Corporate Development of EDCI Holdings, Inc, a company that is currently engaged in carrying out a plan of dissolution. Before joining EDCI in June, 2005, Mr. Behrent was an investment banker, working as a Vice-President at Revolution Partners, a technology focused investment bank in Boston, from March 2004 until June 2005 and as an associate in Credit Suisse First Boston Corporation's technology mergers and acquisitions group from June 2000 until January 2003. From June 1997 to May 2000, Mr. Behrent practiced law, most recently with Cleary, Gottlieb, Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and mergers and acquisitions transactions. Mr. Behrent received his J.D. from Stanford Law School in 1997, and his B.A. in Political Science and Political Theory from Hampshire College in 1992. He became a Director of the Company on March 27, 2007.   He is also a Director and Chairman of the Audit Committee of Asure Software, Inc. (NASDAQ: ASUR).  The experience, qualifications, attributes, and skills gained by Mr. Behrent in these sophisticated legal and financial positions directly apply to and support the financial oversight of the Company’s operations and lead to the conclusion that Mr. Behrent should serve as a Director of the Company.

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

Richard M. Thon began a career with ARAMARK Corporation in 1987.  ARAMARK is based in Philadelphia, has 250,000 employees worldwide, and provides food services, facilities management, and uniform and career apparel to health care institutions, universities, and businesses in 22 countries.  Mr. Thon served in various capacities in the Corporate Finance Department of ARAMARK culminating with the position of Assistant Treasurer when he retired in June 2002.  His responsibilities included bank credit agreements, public debt issuance, interest rate risk management, foreign subsidiary credit agreements, foreign exchange, letters of credit, insurance finance, off-balance-sheet finance, and real estate and equipment leasing. Prior to joining ARAMARK, Mr. Thon was a Vice President in the International Department of Mellon Bank.  Since his retirement in 2002, Mr. Thon has served in a variety of volunteer charitable and civic activities. In addition, during a portion of the past five years, he served on the boards of ACT Conferencing, Inc. and Horizons Unlimited Geriatric Education Corporation.  Mr. Thon currently serves on the board of Boston Restaurant Associates, Inc.  Mr. Thon received a B.A. in Economics degree from Yale College in 1977 and a Masters of Business Administration degree in Finance from The Wharton School, University of Pennsylvania in 1979.  Mr. Thon’s experience in the fields of banking and finance directly apply to the business needs of the Company and lead to the conclusion that he will provide significant benefit to the Board and that he is qualified to serve as a Director of the Company.

Officers

Michael J. Rugen was named Chief Financial Officer of the Company in September 2009 and as interim Chief Executive Officer in June 2013.  He is a certified public accountant (Texas) with over 30 years of experience in exploration, production and oilfield service.  Prior to joining the Company, Mr. Rugen spent 2 years as Vice President of Accounting and Finance for Nighthawk Oilfield Services.  From 2001 to June 2007, he was a Manager/Sr. Manager with UHY Advisors, primarily responsible for managing internal audit and Sarbanes-Oxley 404 engagements for various oil and gas clients. In 1999 and 2000, Mr. Rugen provided finance and accounting consulting services with Jefferson Wells International.  From 1982 to 1998, Mr. Rugen held various accounting and management positions at BHP Petroleum, with accounting responsibilities for onshore and offshore US operations as well as operations in Trinidad and Bolivia.  Mr. Rugen earned a Bachelor of Science in Accounting in 1982 from Indiana University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2013, the Company, its officers and directors and its shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s financial officers and executives officers, including its Chief Executive Officer and Chief Financial Officer.  The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of these codes can be found at the Company’s internet website at www.tengasco.com.  The Company intends to disclose any amendments to its Codes of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s President, Chief Financial Officer or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver.  A copy of the Code of Ethics can be obtained free of charge by writing to Cary V. Sorensen, Secretary, Tengasco, Inc., 123 Center Park Drive, Suite 104, Knoxville, TN 37922.

Audit Committee

In 2013, directors Hughree F. Brooks and Matthew K. Behrent, were the members of the Board’s Audit Committee until November 24, 2013 when director Richard M. Thon replaced Mr. Brooks on the Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE MKT Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE MKT Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2013 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

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

Changes in Board Nomination Procedures

In 2013, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on September 6, 2013 for the Company’s Annual Meeting held on October 17, 2013 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer and other executive officers whose compensation exceeded $100,000 during fiscal years ended December 31, 2013 and December 31, 2012.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Option Awards	All Other Compensation[2]	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Jeffrey R. Bailey,	2013	98,500	27,000	-	6,933	132,433
Chief Executive Officer (former)[3]	2012	189,750	-	-	13,628	203,378
Michael J. Rugen,	2013	155,770	52,500	-	14,828	223,098
Chief Financial Officer	2012	150,000	-	-	13,500	163,500
Chief Executive Officer (interim)[4]
Cary V. Sorensen,	2013	137,940	-	-	10,221	148,161
General Counsel	2012	137,940	-	-	9,697	147,637
Charles P. McInturff,	2013	182,970	-	-	12,335	195,305
Vice President[5]	2012	92,500	-	-	17,842	110,342

2 The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan, personal use of company vehicles, and the portion of company-wide group term life insurance premiums allocable to these named executive officers.
3 Mr. Bailey resigned as Chief Executive Officer of the Company on June 28, 2013.
4 Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013.  The information for Mr. Rugen for 2013 includes compensation for his services as both CEO and CFO.
5 Mr. McInturff resigned as Vice President of the Company on December 16, 2013.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS
Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	exercisable	unexercisable [6]
Michael J. Rugen	320,000	80,000	$0.50	9/27/2015
Cary V. Sorensen	74,000	-	$0.44	8/29/2015

Option and Award Exercises

Mr. McInturff received a $59,520 payment in lieu of exercising his fully exercisable options to purchase 400,000 shares. This payment is the same economic benefit to Mr. McInturff as if he had made a cashless exercise of the options, and the Company elected to make such payment in lieu of issuing the shares and the resulting dilutive effect of doing so.   These options were to expire on February 1, 2013.  No other options were exercised during 2013.

Employment Contracts

On July 31, 2013, the Company and its Exploration Manager Rod Tremblay entered into an agreement that provided that if his employment was terminated without cause prior to July 31, 2014, the Company would pay in a lump sum the remaining amount that would have been paid from date of termination to July 31, 2014, plus cost of the individual health insurance premium that would have been paid by the company through July 31, 2014.

On September 18, 2013, the Company and its Chief Financial Officer and interim Chief Executive Officer Michael J. Rugen entered into a written Compensation Agreement as reported on Form 8-K filed on September 24, 2013.  Under the terms of the Compensation Agreement, Mr. Rugen’s salary will increase from $150,000 to $170,000 per year in his capacity as Chief Financial Officer, and he will receive a bonus of $7,500 per quarter for each quarter during which he also serves as interim Chief Executive Officer.  The Compensation agreement is not an employment contract, but does provide that in the event Mr. Rugen were terminated without cause, he would receive a severance payment in the amount of six month’s salary in effect at the time of any such termination.

6  Mr. Rugen's 80,000 unexercisable share options will vest on 9/27/2014.

There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long-term contracts to executive officers or key employees in the future.

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee in Fiscal 2013 until November 24, 2013 were Matthew K. Behrent, Peter Salas, and Hughree F. Brooks with Mr. Brooks acting as Chairman.  On November 24, 2013, Mr. Richard Thon replaced Mr. Salas on this Committee.  Messrs. Behrent, Salas, Thon, and Brooks meet the current independence standards established by the NYSE MKT Rules to serve on this Committee.

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

           The Compensation/Stock Option Committee met five (5) times in Fiscal 2013. The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2013.

Compensation of Directors

The Board of Directors has resolved to compensate members of the Board of Directors for attendance at meetings at the rate of $250 per day, together with direct out-of-pocket expenses incurred in attendance at the meetings, including travel. The Directors, as of the date of this Report, have waived all such fees due to them for prior meetings.

Members of the Board of Directors may also be requested to perform consulting or other professional services for the Company from time to time, although at this time no such arrangements are in place.  The Board of Directors has reserved to itself the right to review all directors' claims for compensation on an ad hoc basis.

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of the Plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2013.

DIRECTOR COMPENSATION FOR FISCAL 2013
	Fees earned or paid in cash	Option awards compensation [7]	Total
Name	($)	($)	($)
Matthew K. Behrent	$15,000	$5,983	$20,983
Hughree F. Brooks	$15,000	$5,983	$20,983
Richard M. Thon	$3,750	$-	$3,750
Peter E. Salas	$15,000	$5,983	$20,983

7 The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation,   in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 13 Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K   for the year ended December 31, 2012 for information on the relevant valuation assumptions. As of December 31, 2012, Mr. Behrent held 143,750 unexercised options; Mr. Brooks held 43,750 unexercised options; and Mr. Salas held 143,750 unexercised options

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of March 17, 2014 with these computations being based upon 60,842,413 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 17, 2014.

FIVE PERCENT STOCKHOLDERS 8

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
SSB Ventures LLC 123 Center Park Drive, Suite 104 Knoxville, TN 37922	Stockholder	16,376,321	26.9%
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32034	Stockholder	5,381,171	8.8%

8 Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.  The shares set forth in the table are as of March 17, 2014.
9 Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 17, 2014.
10 Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 60,842,413 shares of common stock being outstanding as of March 17, 2014.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 17, 2014 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.
11 Consists of 33,000 shares held directly and vested, fully exercisable options to purchase 125,000 shares.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [9]	Percent of Class[10]

Matthew K. Behrent	Director	158,000[11]	Less than 1%
Hughree F. Brooks	Director	75,000[12]	Less than 1%
Michael J. Rugen	Chief Financial Officer	320,000	Less than 1%
Peter E. Salas	Director; Chairman of the Board	21,182,492[13]	34.8%
Cary V. Sorensen	Vice President; General Counsel; Secretary	310,226[14]	Less than 1
Richard M. Thon	Director	6,250[15]	Less than 1%
All Officers and Directors as a group		22,051,968[16]	36.2%

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[17]	870,250	$0.59	2,304,118
Equity compensation plans not approved by security holders	-	-	-
Total	870,250	$0.59	2,304,118

12 Consists of vested, fully exercisable options to purchase 75,000 shares.
13 Consists of directly, vested, fully exercisable options to purchase 125,000 shares and 15,676,321 held directly by SSB Ventures LLC over which he has voting control and 5,381,171 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is a member of SSB Ventures LLC and is the sole shareholder of and controlling person of Dolphin Management, Inc. which is the general partner of Dolphin.
14 Consists of 36,226 shares held directly and vested, fully exercisable options to purchase 74,000 shares and 200,000 shares held directly by SSB Ventures LLC over which he has voting control.  Cary V. Sorensen is a member of SSB Ventures LLC.
15 Consists of vested, fully exercisable options to purchase 6,250 shares.
16 Consists of 69,226 shares held directly by directors and management, 15,876,321 held by SSB Ventures LLC, 5,381,171 shares held by Dolphin and vested, and fully exercisable options to purchase 725,250 shares.
17  Refers to Tengasco, Inc. Stock Incentive Plan (the “Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The Plan provides for the grant to employees of the Company of “Incentive Stock Options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options to outside Directors and consultants the Company and stock appreciation rights. The Plan was approved by the Company’s shareholders on June 26, 2001.  Initially, the Plan provided for the issuance of a maximum of 1,000,000 shares of the Company’s $.001 par value common stock.  Thereafter, the Company’s Board of Directors adopted and the shareholders approved amendments to the Plan to increase the aggregate number of shares that may be issued under the Plan to 7,000,000 shares.  The most recent amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another 10 years was approved by the Company Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held June 2, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions entered into since the beginning of Fiscal 2012 and 2013, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2013, the Company describes three transactions of the type described above, that the Company entered into with Hoactzin Partners, L.P. (“Hoactzin”) in 2007 that remained in existence in 2012 and 2013.   As noted above in Item 1, Business, page 9, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and the Company’s largest shareholder. These three 2007 transactions between the Company and Hoactzin are described at the following page locations in this Report and in the attached Notes to Consolidated Financial Statements:  (1) the Ten Well Program, see Item 1, Business, pages 9 and F-16; (2) the net profits agreement at the Methane Project, see Item 1, Business, pages 13 and F-16; and (3) the Management Agreement, see Item 1, Business, pages 13 and F-17.

The approximate dollar value of the amount of Hoactzin’s interest in each of these three 2007 transactions during each of the years 2012 and 2013 was as follows: (1) Ten Well Program - $661,000 in 2012; $568,000 in 2013 (calculated as the total payments attributable to Hoactzin for its program interest); (2) Net Profits agreement at the Methane Project - $0 in 2012;  $0 in 2013 (calculated as the amount of net profits payable to Hoactzin; the project generated no net profits as described in the agreement, and therefore no amount was paid to Hoactzin for net profits, in either 2012 or 2013); and (3) Management Agreement - $110,000 in 2012; $21,000 in 2013 (calculated as the amount payable by Hoactzin to the Company in reimbursement of one half of the salary and benefits of Patrick McInturff, as manager employed by the Company and excluding all vendor payables, bond premiums, and all other operating costs of Hoactzin’s properties, all of which were paid at all times by Hoactzin and not by the Company, in the ordinary course of Hoactzin’s ownership and not under the Management Agreement).

In addition to the three 2007 transactions, Hoactzin owns a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  Hoactzin’s interest in the 6 Well Program was $49,000 in 2012; and $45,000 in 2013 (calculated as the total payments attributable to Hoactzin for its program interest) and is expected to decrease in the future as the wells involved naturally decline in produced volumes.

Director Independence

The Rules of the NYSE MKT (the “NYSE MKT Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE MKT Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE MKT Rule 803(b)(2)(c).   The Board of Directors has determined that the Company’s four directors, Matthew K. Behrent, Hughree F. Brooks, Richard M. Thon, and Peter E. Salas, are independent as defined by the NYSE MKT Rules, and that  Matthew K. Behrent, Richard M. Thon, and Hughree F. Brooks are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE MKT Rules if:

The Director is, or has been during the last three years, an employee or an officer of the Company or any of its affiliates;

The Director has received, or has an immediate family member 18 who has received, during any twelve consecutive months in the last three years any compensation from the Company in excess of $120,000, other than compensation for service on the Board of Directors, compensation to an immediate family member who is an employee of the Company other than an executive officer, compensation received as an interim executive officer or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

18 Under these categorical standards “immediate family member” includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, and anyone who resides in such person’s home (other than a domestic employee).

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

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

            The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

            The Director is an affiliated person19 of the Company or any of its subsidiaries.

        The Director participated in the preparation of the Company’s financial statements at any time during the past three years.

The independent members of the Board meet as often as necessary to fulfill their responsibilities, but meet at least annually in executive session without the presence of non-independent directors and management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s current independent accountants, Hein & Associates (“Hein”), for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2013 and December 31, 2012:

19 For purposes of this categorical standard, an “affiliated person of the Company” means a person that directly or indirectly through intermediaries controls, or is controlled by, or is under common control with the Company. A person will not be considered to be in control of the Company, and therefore not an affiliate of the Company, if he is not the beneficial owner, directly or indirectly of more than 10% of any class of voting securities of the Company and he is not an executive officer of the Company.  Executive officers of an affiliate of the Company as well as a director who is also an employee of an affiliate of the Company will be deemed to be affiliates of the Company.

AUDIT AND NON-AUDIT FEES
	2013	2012

Audit Fees	$131,275	$132,375
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$131,275	$132,375

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to statutory filings or engagements for the subject fiscal years.

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

All of the services for 2013 and 2012 were performed by the full-time, permanent employees of Hein.

All of the 2013 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Hein were compatible with maintaining its independence and concluded they were.

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

4.1	Form of Rights Certificate (Incorporated by reference to registrant’s statement on Form S-1 filed February 13, 2004 Reg. File No. 333-109784).

10.1	Tengasco, Inc. Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8 filed October 26, 2000).

10.2	Amendment to the Tengasco, Inc. Stock Incentive Plan dated May 19, 2005 (Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8 filed June 3, 2005).

10.3
Loan and Security Agreement dated as of June 29, 2006 between Tengasco, Inc. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 29, 2006).

10.4
Subscription Agreement of Hoactzin Partners, L.P. for the Company’s ten well drilling program on its Kansas Properties dated August 3, 2007 (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008 [the “2007 Form 10-K”]).

10.5
Agreement and Conveyance of Net Profits Interest dated September 17, 2007 between Manufactured Methane Corporation as Grantor and Hoactzin Partners, LP as Grantee (Incorporated by reference to Exhibit 10.16 to the 2007 Form 10-K).

10.6
Agreement for Conditional Option for Exchange of Net Profits Interest for Convertible Preferred Stock dated September 17, 2007 between Tengasco, Inc., as Grantor and Hoactzin Partners, L.P., as Grantee (Incorporated by reference to Exhibit 10.17 to the 2007 Form 10-K).

10.7
Assignment of Notes and Liens Dated December 17, 2007 between Citibank, N.A., as Assignor, Sovereign Bank, as Assignee and Tengasco, Inc., Tengasco Land & Mineral Corporation and Tengasco Pipeline Corporation as Debtors  (Incorporated by reference to Exhibit 10.18 to the 2007 Form 10-K).

10.8	Management Agreement dated December 18, 2007 between Tengasco, Inc. and Hoactzin Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the 2007 Form 10-K).

10.9	Amendment to the Tengasco, Inc. Stock Incentive Plan dated February 1, 2008, 2008 (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8 filed June 3, 2008).

10.10
Assignment of Credit Facility to F&M Bank and Trust Company (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011).

10.11
Ninth Amendment to Loan and Security Agreement dated February 22, 2011 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 9.01 to the registrant’s Current Report on Form 8-K filed on February 25, 2011).

10.12
Tenth Amendment to Loan and Security Agreement dated March 14, 2012 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013)

10.13
Eleventh Amendment to Loan and Security Agreement dated September 12, 2012 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013).

10.14
Twelfth Amendment to Loan and Security Agreement dated January 29, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013).

10.15
Thirteenth Amendment to Loan and Security Agreement dated March 6, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013).

10.16*	Fourteenth Amendment to Loan and Security Agreement dated October 24, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender

10.17*	Fifteenth Amendment to Loan and Security Agreement dated March 17, 2014 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).

21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).

23.1*	Consent of LaRoche Petroleum Consultants, Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRLTaxonomy Presentation Linkbase Document

* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

s/ Matthew K. Behrent	Director	March 31, 2014
Matthew K. Behrent

s/ Hughree F. Brooks	Director	March 31, 2014
Hughree F. Brooks

s/ Peter E. Salas	Director	March 31, 2014
Peter E. Salas

s/ Richard M. Thon	Director	March 31, 2014
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 31, 2014
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2013, 2012, and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
March 31, 2014

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2013	2012

Assets

Current
Cash and cash equivalents	$54	$31
Accounts receivable, less allowance for doubtful accounts of $14 and $0	1,285	1,608
Accounts receivable-related party, less allowance for doubtful accounts of $159 and $257	168	68

Inventory	1,253	1,402
Deferred tax asset - current	130	-
Other current assets	312	194
Total current assets	3,202	3,303

Restricted cash	507	507
Loan fees, net	35	57
Oil and gas properties, net (full cost accounting method)	24,123	24,700
Methane project, net	4,389	4,445
Other property and equipment, net	247	321
Assets held for sale	-	1,400
Deferred tax asset - noncurrent	7,209	9,434

Total assets	$39,712	$44,167

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2013	2012

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$367	$648
Accounts payable – other	327	325
Accounts payable – related party	412	-
Accrued liabilities	444	615
Current maturities of long-term debt	82	100
Total current liabilities	1,632	1,688

Asset retirement obligation	1,780	2,099
Long term debt, less current maturities	3,375	10,246
Total liabilities	6,787	14,033
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000 Shares; 60,842,413 shares issued and outstanding	61	61
Additional paid in capital	55,671	55,699
Accumulated deficit	(22,807)	(25,626)
Total stockholders’ equity	32,925	30,134

Total liabilities and stockholders’ equity	$39,712	$44,167

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2013	2012	2011

Revenues	$15,700	$20,557	$17,062

Cost and expenses
Production costs and taxes	5,524	7,182	5,944
Depreciation, depletion, and amortization	2,912	3,403	2,527
General and administrative	2,059	2,613	2,324
Total cost and expenses	10,495	13,198	10,795

Income from operations	5,205	7,359	6,267

Other income (expense)
Net interest expense	(357)	(743)	(642)
(Loss) on derivatives	-	(142)	(407)
Gain on sale of assets	118	83	37
Total other (expense)	(239)	(802)	(1,012)

Income from continuing operations before income tax	4,966	6,557	5,255

Deferred income tax expense	(1,915)	(2,226)	(245)
Current income tax expense	(95)	(87)	(44)

Net income from continuing operations	$2,956	$4,244	$4,966

(Loss) from discontinued operations, net of income tax benefit	$(137)	$(4,311)	$(286)

Net income (loss)	$2,819	$(67)	$4,680

Net income (loss) per share - Basic
Net income from continuing operations	$0.05	$0.07	$0.08
Net income (loss) from discontinued operations	$(0.00)	$(0.07)	$(0.00)

Net income (loss) per share - Diluted
Net income from continuing operations	$0.05	$0.07	$0.08
Net income (loss) from discontinued operations	$(0.00)	$(0.07)	$(0.00)

Shares used in computing earnings per share
Basic	60,842,413	60,778,356	60,701,660
Diluted	60,919,878	61,154,631	61,088,983

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2010	60,687,413	$61	$55,402	$(30,239)	$25,224

Net income	-	-	-	4,680	4,680
Options and compensation expense	-	-	165	-	165
Common stock issued for exercise of options	50,000	-	28	-	28
Balance, December 31, 2011	60,737,413	$61	$55,595	$(25,559)	$30,097

Net loss	-	-	-	(67)	(67)
Options and compensation expense	-	-	52	-	52
Common stock issued for exercise of options	105,000	-	52	-	52
Balance, December 31, 2012	60,842,413	$61	$55,699	$(25,626)	$30,134

Net income	-	-	-	2,819	2,819
Options and compensation expense	-	-	(28)	-	(28)
Balance, December 31, 2013	60,842,413	$61	$55,671	$(22,807)	$32,925

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income from continuing operations	$2,956	$4,244	$4,966
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	2,912	3,403	2,527
Amortization of loan fees-interest expenses	32	55	77
Accretion of discount on asset retirement obligation	120	132	96
Gain on sale of vehicles/equipment	(118)	(83)	(37)
Compensation and services paid in stock options / equipment	50	52	165
Deferred income tax expense	1,915	2,226	245
Loss on derivatives	-	142	407
Allowance for doubtful accounts	(84)	257	-
Changes in assets and liabilities
Restricted cash	-	(386)	-
Accounts receivable	307	(89)	666
Inventory and other assets	31	(694)	(283)
Accounts payable	103	196	(75)
Accrued liabilities	(184)	(95)	139
Settlement on asset retirement obligations	(69)	(52)	(165)
Net cash provided by operating activities – continuing operations	7,971	9,308	8,728
Net cash (used in) in operating activities – discontinued operations	(85)	(265)	(237)
Net cash provided by operating activities	7,886	9,043	8,491
Investing activities
Net additions to oil and gas properties	(2,314)	(8,116)	(8,279)
Additions to Methane Project	(2)	(464)	(811)
Section 1603 refund – methane facilities	-	1,000	-
Additions to other property & equipment	(8)	(15)	(48)
Proceeds from sale of other property & equipment	106	22	-
Derivative costs and settlements	-	-	(1,236)
Net cash (used in) investing activities – continuing operations	(2,218)	(7,573)	(10,374)
Net cash provided by investing activities – discontinued operations	1,395	-	-
Net cash (used in) investing activities	(823)	(7,573)	(10,374)
Financing activities
Proceeds from exercise of options/warrants	-	52	28
Payment in lieu of exercise of options/warrants	(60)	-	-
Proceeds from borrowings	7,946	18,339	17,912
Repayment of borrowings	(13,606)	(20,133)	(16,307)
Loan fees	(10)	(30)	(60)
Net cash provided by (used in) financing activities – continuing operations	(5,730)	(1,772)	1,573
Net cash provided by (used in) financing activities – discontinued operations	(1,310)	265	237
Net cash provided by (used in) financing activities	(7,040)	(1,507)	1,810

Net change in cash and cash equivalents – continuing operations	23	(37)	(73)
Cash and cash equivalents, beginning of period	31	68	141
Cash and cash equivalents, end of period	$54	$31	$68

Supplemental cash flow information:
Cash interest payments	$325	$688	$565
Cash paid for taxes	$38	$67	$8
Supplemental non-cash investing and financing activities:
Financed company vehicles	$188	$175	$262
Asset retirement obligations incurred	$26	$92	$559
Revisions to asset retirement obligations	$(48)	$-	$502
Capital expenditures included in accounts payable and accrued liabilities	$175	$-	$691

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Tengasco, Inc. is a Delaware corporation (the “Company”).  The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas exploration and production has been the Swan Creek Field in Tennessee.  The Company sold all of its oil and gas leases and producing assets in Tennessee on August 16, 2013.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owned and operated a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  As the Company had entered into an agreement to sell the pipeline asset, it had been classified as “Assets held for sale” in the Consolidated Balance Sheet as of December 31, 2012 and the related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011. The Company sold of all its pipeline related assets on August 16, 2013. (See Note 7. Assets Held for Sale and Discontinued Operations)

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities for the extraction of methane gas from nonconventional sources for eventual sale to natural gas and electricity customers.

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at December 31, 2013 or 2012.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of methane and electricity are billed each month.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company has elected to enter into a sweep account arrangement allowing excess cash balances to be used to temporarily pay down the credit facility, thereby, reducing overall interest cost.

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At December 31, 2013 and 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.

In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond to appeal a civil penalty related to issuance of an “Incidence of Non-Compliance” by the Bureau of Ocean Energy Management (“BOEM”) concerning one of the Hoactzin wells operated by the Company pursuant to the Management Agreement.  At December 31, 2013 and 2012, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average December oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2013 and 2012, inventory consisted of the following (in thousands):

	December 31,
	2013	2012
Oil – carried at cost	$765	$650
Equipment and materials – carried at cost	488	752
Total inventory	$1,253	$1,402

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $736,000 and $457,000 in unevaluated properties as of December 31, 2013 and 2012, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Asset Retirement Obligation

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset, our oil and natural gas properties. The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at our credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is recorded as “Production costs and taxes” in the Consolidated Statements of Operations.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $(28,000) in 2013, $52,000 in 2012 and $165,000 in 2011.  Compensation expense in 2013 was impacted by a reversal of $59,500 previously recognized as compensation expense.

Accounts Receivable
Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2013, but no such allowance was considered necessary at December 31, 2012.  At December 31, 2013 and 2012, accounts receivable consisted of the following (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2013	2012
Revenue	$1,179	$1,517
Joint interest	35	65
Other	85	26
Allowance for doubtful accounts	(14)	-
Total accounts receivable	$1,285	$1,608

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

At December 31, 2013, federal net operating loss carryforwards amounted to approximately $19.7 million which expire between 2019 and 2031. The total deferred tax asset was $7.3 million and $9.4 million at December 31, 2013 and 2012, respectively.

Realization of deferred tax assets is contingent on the generation of future taxable income.  As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recognized.

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

Although management considers our valuation allowance as of December 31, 2013 and 2012 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company sells a majority of its crude oil primarily to two customers in Kansas.  Additionally, the Company presently sells all gas from the Methane Facility to one customer.  In addition, the Company sells the electricity generated at the Carter Valley landfill site to a local utility.  Although management believes that customers could be replaced in the ordinary course of business, if the present customers were to discontinue business with the Company, it may have a significant adverse effect on the Company’s projected results of operations.

Revenue from the top three purchasers accounted for 79.8%, 14.9%, and 1.7% of total revenues for year ended December 31, 2013.  Revenue from the top three purchasers accounted for 79.9%, 14.3% and 2.2% of total revenues for the year ended December 31, 2012.  Revenue from the top three purchasers accounted for 82.5%, 14.5% and 2.0% of total revenues for the year ended December 31, 2011. As of December 31, 2013 and 2012, two of our oil purchasers accounted for 92.6% and 85.3%, respectively of our accounts receivable, of which one oil purchaser accounted for 80.7% and 71.9%, respectively.

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

	For the years ended December 31,
	2013	2012	2011

Income (numerator):
Net income from continuing operations	$2,956	$4,244	$4,966
Net loss from discontinued operations	$(137)	$(4,311)	$(286)
Weighted average shares (denominator):
Weighted average shares - basic	60,842,413	60,778,356	60,701,660
Dilution effect of share-based compensation, treasury method	77,465	376,275	387,233
Weighted average shares - dilutive	60,919,878	61,154,631	61,088,983
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$0.05	$0.07	$0.08
Discontinued Operations	$(0.00)	$(0.07)	$(0.00)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2013 and 2012.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2013 and 2012, the Company did not have any open derivatives.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

Discontinued Operations

During 2012, the Company committed to a plan to sell the Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Closing of this transaction occurred on August 16, 2013.  The Company elected to classify the Pipeline assets as “Assets held for sale” in the Consolidated Balance Sheet as of December 31, 2012.  The related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011.  The related cash flows have been classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.

As the Swan Creek oil and gas assets represented only a small portion of the Company’s full cost pool, these assets remained in oil and gas properties and the gain or loss on the sale was recorded against the full cost pool.  Until these properties were sold in August 2013, the related operations were classified in continuing operations. (See Note 7. Assets Held for Sale and Discontinued Operations)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Recent Accounting Pronouncements

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

3. Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells consisting of approximately three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Ten Well Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He was also at the time the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P., which was the Company’s largest shareholder at that time.

Under the terms of the Ten Well Program, Hoactzin paid the Company $0.4 million for each well drilled in the Ten Well Program completed as a producing well and $0.25 million for each well that was non-productive. The terms of the Ten Well Program also provide that Hoactzin would receive all the working interest in the ten wells in the Program, but would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin would increase to 85% when and if net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the tenth and final well in the Ten Well Program. Of the ten wells drilled, nine were completed as oil producers and are currently producing approximately 32 barrels per day in total. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.

Under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point may be accelerated by operation of a second agreement by which Hoactzin would apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to reaching the Payout Point.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to the second agreement referred to above was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin would be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Through December 31, 2013, no payments have been made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through December 31, 2013 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point was reached from either the revenues from the wells drilled in the Ten Well  Program or Hoactzin’s share of the net profits from the Methane Project or a combination thereof, Hoactzin’s net profits interest in the Methane Project was to decrease to a 7.5% net profits interest.

As of December 31, 2013, net revenues received by Hoactzin from the Ten Well Program totaled $5.15 million which left a balance of $51,000 until the Payout Point.

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana.

As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The term of the Management Agreement was stated to terminate on the earlier of the date Hoactzin sold its interest in its managed properties, or five years from the effective date.  The Management Agreement terminated by its own terms on December 18, 2012.  As of the date of this Report, the Company is assisting Hoactzin with becoming operator of record of these wells and transferring all corresponding bonding liability to Hoactzin.  The Company has entered into a transition agreement with Hoactzin whereby Hoactzin and its controlling member indemnify the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.

During the course of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the Bureau of Ocean Energy Management (“BOEM”), as well as certain private parties.  In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement with IndemCo whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Hoactzin has provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  Dolphin Direct Equity Partners is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin. During 2012 and 2013, approximately $4.6 million of these bonds were terminated which leaves a balance on the remaining IndemCo bonds of approximately $6.1 million at December 31, 2013, an amount less than the $6.6 million in existing collateral supplied by parties other than the Company.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As part of the transition process, Hoactzin has secured new bonds from Argonaut Insurance Company to replace the IndemCo bonds.  Also as part of the transition process, right-of-use and easement (“RUE”) bonds in the amount of $1.55 million were issued by Argonaut in the Company’s name.  Hoactzin is in the process of transferring these RUE bonds from the Company to Hoactzin.  Hoactzin and Dolphin Direct signed an indemnity agreement with Argonaut as well as provided full collateral for the new Argonaut bonds, including the RUE bonds issued in the Company’s name.  The Company is not party to the indemnity agreement with Argonaut and has not provided any collateral for the bonds issued.

            As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at the end of 2013 and 2012 in the amount of $327,000 and $325,000 respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2013 and 2012 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  Since the second quarter of 2012, Hoactzin had not made payments to reduce these past due balances.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 and $257,000 for the balances outstanding at December 31, 2013 and 2012, respectively.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party” and in its Consolidated Statements of Operations in “General and administrative”.

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of December 31, 2013, the Company has suspended $412,000 in payments.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company (see Note 9 Commitments and Contingencies).

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2013	2012
Oil and gas properties, at cost	$45,101	$43,351
Unevaluated properties	736	457
Accumulated depreciation, depletion and amortization	(21,714)	(19,108)
Oil and gas properties, net	$24,123	$24,700

During the years ended December 31, 2013, 2012, and 2011, the Company recorded depletion expense of $2.6 million, $3.0 million and $2.2 million, respectively.

5. Methane Project

The following table sets forth information concerning the Company’s methane project: (in thousands):

	December 31,
	2013	2012
Methane project, at cost	$4,945	$4,865
Accumulated depreciation	(556)	(420)
Methane project, net	$4,389	$4,445

During each of the years ended December 31, 2013, 2012, and 2011, the Company recorded depreciation expense of $136,000, $101,000, and $103,000, respectively.  In June 2012, the Company received a payment in the amount of approximately $1.0 million from the United States Department of the Treasury for a cash payment in lieu of tax credits relating to the methane facilities.  The payment to the Company was authorized under Section 1603 of Division B of the American Recovery and Reinvestment Act of 2009.  This payment reduced the carrying amount of the Methane Project.

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2013: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$13	$7
Vehicles	2-5 yrs	475	235	240
Other	5 yrs	63	63	-
Total		$558	$311	$247

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other property and equipment consisted of the following as of December 31, 2012: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$978	$878	$100
Vehicles	2-5 yrs	772	551	221
Other	5 yrs	63	63	-
Total		$1,813	$1,492	$321

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2013, 2012, and 2011, the Company recorded depreciation expense of $170,000, $258,000, and $229,000, respectively.

7. Assets Held For Sale and Discontinued Operations

Assets held for sale represent the carrying value of the pipeline asset of $1.4 million at December 31, 2102.  The pipeline asset was sold in August 2013, and therefore was not included in the balance sheet at December 31, 2013.  The determination of the pipeline value at December 31, 2012 was based on discussions and negotiations with a third party regarding the sale of the Pipeline asset.

The following table summarizes the amounts in net loss from discontinued operations, net of income tax presented in the consolidated statement of Operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$22	$30	$23
Production costs and taxes	(164)	(315)	(260)
Depreciation, depletion, and amortization	-	(223)	(176)
Impairment	-	(5,242)	-
Gain on sale of assets	128	-	-
Deferred income tax benefit	(180)	1,419	127
Current income tax benefit	57	20	-
Net loss from discontinued operations, net of income tax	$(137)	$(4,311)	$(286)

8. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

December 31,	2013	2012
Note payable to revolving credit facility, with interest only payment until maturity.	$3,257	$10,138
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $20	200	208
Total long-term debt	3,457	10,346
Less current maturities	(82)	(100)
Long-term debt, less current maturities	$3,375	$10,246

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future debt payments to unrelated entities as of December 31, 2013 consisted of the following: (in thousands)

	2014	2015	2016	Total
Bank Credit Facility	$-	$-	$3,257	$3,257
Company Vehicles	$82	$59	$59	$200
Total	$82	$59	$3,316	$3,457

At December 31, 2013, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2013, the Company’s borrowing base was $17.5 million and the interest rate of prime plus 0.50% per annum.  The Company’s interest rate at December 31, 2013 was 3.75%, and matures on January 27, 2016.  The borrowing base remains subject to the existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project and electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

On March 27, 2014, the Company’s senior credit facility with F&M Bank was amended to decrease the Company’s borrowing base from $17.5 million to $14.3 million and extend the term of the facility to January 27, 2016. The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  The maximum line of credit of the Company under the F&M Bank credit facility remained $40 million.

The total borrowing by the Company under the F&M Bank facility at December 31, 2013 and December 31, 2012 was $3.3 million and $10.1 million, respectively.  The next borrowing base review will take place in July 2014.

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

On November 18, 2013, the Company entered into a month-to-month lease for office space in Knoxville, Tennessee. The payment on this lease is approximately $6,000 per month.  On December 15, 2013, the Company entered into a 38 month lease (2 months free) for office space in Denver Colorado.  The payment on this lease is approximately $2,700 per month and expires February 28, 2017.  Future non-cancellable commitments related to this lease total approximately $29,000 due in 2014, $30,000 due in 2015, $34,000 due in 2016, and $6,000 due in 2017.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Office rent expense for each of the three years ended December 31, 2013, 2012, and 2011 was $92,000, $80,000, and $73,000, respectively.

The Company as designated operator was administratively issued an “Incidence of Non-Compliance” by BOEM concerning one of the Hoactzin wells subject to the Management Agreement.  This action called for payment of a civil penalty of $386,000 for the late filing of certain reports in 2011 by a contractor on the facility.  The Company has filed an appeal of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to stay payment of the obligation until the appeal is determined.  On November 1, 2012, the Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would be final.  While the Company believes it will ultimately prevail in the appeal process, it is reasonably possible to expect that the Company may be required to pay a portion of this penalty.  The Company estimates the range of this possible payment to be between zero and $386,000.  As of December 31, 2013 and 2012, the Company has not accrued any liabilities associated with this penalty.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Carrying Value Prior to Impairment	Level 1	Level 2	Level 3	Pre-Tax Non-Cash Impairment
Discontinued operations	$6,642	$-	$-	$1,400	$5,242

Discontinued operations consisted of the Company’s Pipeline asset.  Fair value at December 31, 2012 was based on discussions and negotiations with a third party regarding the sale of the Pipeline asset.  The Company’s Pipeline asset was sold in August 2013; therefore no value was recorded for the asset on December 31, 2013.

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2013 and December 31, 2012.

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2012 and 2013 (in thousands):

Balance December 31, 2011	$1,927

Accretion expense	132
Liabilities incurred	92
Liabilities settled	(52)
Revision in estimated liabilities	-

Balance December 31, 2012	$2,099

Accretion expense	120
Liabilities incurred	26
Liabilities settled	(417)
Revisions in estimated liabilities	(48)

Balance December 31, 2013	$1,780

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The liabilities settled during 2013 also include removal of $348,000 from the Asset Retirement Obligation related to the sale of the Tennessee oil and gas properties.  The revisions in estimated liabilities in 2013 resulted primarily from change in timing of wells to be plugged.

12.            Stock Options

In October 2000, the Company approved a Stock Incentive Plan which was effective for a ten-year period commencing on October 25, 2000 and ending on October 24, 2010.  The aggregate number of shares of Common Stock as to which options and Stock Appreciation Rights may be granted to participants under the original Plan was not to exceed 7,000,000. The most recent amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another ten years was approved by the Company’s Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held on June 2, 2008.  Options are not transferable, are exercisable for 3 months after voluntary resignation from the Company, and terminate immediately upon involuntary termination from the Company.  The purchase price of shares subject to this Plan shall be determined at the time the options are granted, but are not permitted to be less than 85% of the fair market value of such shares on the date of grant.  Furthermore, a participant in the Plan may not, immediately prior to the grant of an Incentive Stock Option, own stock in the Company representing more than ten percent of the total voting power of all classes of stock of the Company unless the per share option price specified by the Board for the Incentive Stock Options granted such a participant is at least 110% of the fair market value of the Company’s stock on the date of grant and such option, by its terms, is not exercisable after the expiration of 5 years from the date such stock option is granted.

Stock option activity in 2013, 2012, and 2011 is summarized below:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,372,250	$0.61	1,471,000	$0.61	1,571,000	$0.60
Granted	75,000	$0.54	87,500	$0.85	186,745	$1.01
Exercised	-	$0.57	(105,000)	$0.50	(50,000)	$0.57
Expired/cancelled	(577,000)	$0.72	(81,250)	$1.12	(236,745)	$0.82
Outstanding, end of year	870,250	$0.59	1,372,250	$0.61	1,471,000	$0.61
Exercisable, end of year	790,250	$0.60	1,212,250	$0.62	1,231,000	$0.63

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$0.70	50,000	0.1	50,000
$0.50	400,000	1.8	320,000
$0.43	50,000	1.1	50,000
$0.44	114,000	1.7	114,000
$1.08	50,000	2.3	50,000
$1.16	18,750	2.3	18,750
$0.84	18,750	2.5	18,750
$0.72	18,750	2.8	18,750
$0.75	18,750	3.0	18,750
$1.07	18,750	3.2	18,750
$0.81	18,750	3.5	18,750
$0.73	18,750	3.8	18,750
$0.64	18,750	4.0	18,750
$0.62	18,750	4.2	18,750
$0.48	18,750	4.5	18,750
$0.41	18,750	4.8	18,750

	870,250		790,250

During 2013, the Company issued the following options to each of the non-executive directors that remain outstanding as of December 31, 2013. These options vested upon grant date.

Options Issued to Each Non-executive Director	Total Options Issued to Non-executive Directors	Exercise Price	Grant Date	Expiration Date
6,250	18,750	$0.64	1/2/2013	1/1/2018
6,250	18,750	$0.62	4/1/2013	3/31/2018
6,250	18,750	$0.48	7/1/2013	6/30/2018
6,250	18,750	$0.41	10/2/2013	10/1/2018

The weighted average fair value per share of options granted in 2013 was $0.25 and 2012 was $0.47 calculated using the Black Scholes option pricing model.

Compensation expense related to stock options was $(28,000) in 2013 and was $51,000 in 2012 and $165,000 in 2011.  The 2013 amount was comprised of $32,000 of current year compensation expense offset by reversal of $59,500 previously recognized as compensation expense.  This expense is recorded in “General and administrative” in the Consolidated Statements of Operations.  At December 31, 2013, there was approximately $9,000 of total unrecognized compensation costs related to unvested options that is expected to be recognized over a weighted average period of approximately 0.5 years.  The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2013 of expected volatility of  47.6%, a risk free interest rate of 2.97% and an expected option life remaining from 0.1 to 4.8 years. The weighted average assumptions for 2012 were expected volatility of 65.0%, a risk free interest rate of 2.71% and an expected option life remaining from 0.1 to 4.8 years.  The weighted average assumptions used for 2011 were expected volatility of 59.3%, a risk fee interest rate of 3.64% and an expected option life remaining for 1.1 years to 4.8 years.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On January 3, 2014, options to purchase 25,000 common shares at $0.41 per share were issued to the Company’s non-executive directors.  These options fully vested upon grant date and will expire on January 2, 2019.

13. Income Taxes

The Company had taxable income for the years ended December 31, 2013 and 2012, but had no taxable income for the year ended December 31, 2011.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2013	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$1,689	$(5)	$1,684
State income tax (benefit) expense	255	-	255
Permanent difference	4	-	4
Other	62	(62)	-
Net change in deferred tax asset valuation allowance	-	190	190
Total income tax provision (benefit)	$2,010	$123	$2,133

Year Ended December 31, 2012	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$2,229	$(1,955)	$274
State income tax (benefit) expense	43	-	43
Permanent difference	35	(84)	(49)
Other	6		6
Net change in deferred tax asset valuation allowance	-	600	600
Total income tax provision (benefit)	$2,313	$(1,439)	$874

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2011	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$1,787	$(141)	$1,646
State income tax (benefit) expense	215	-	215
Permanent difference	28	14	42
Net change in deferred tax asset valuation allowance	(1,741)	-	(1,741)
Total income tax provision (benefit)	$289	$(127)	$162

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements.  The Company believes that all of the positions it has taken will prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.  Management continuously estimates its ability to recognize a deferred tax asset related to prior period net operating loss carry forwards based on its anticipation of the likely timing and adequacy of future net income.

As of December 31, 2013 and 2012, management determined using the “more likely than not” criteria for recognition that upon sale of the Pipeline asset, the Company would not be able to utilize the state net operating loss carryforwards associated with TPC and the Tennessee oil and gas properties, and therefore established an allowance for these state net operating loss carryforwards.  The total valuation allowance at December 31, 2013 and 2012 was $790,000 and $600,000, respectively.

As of December 31, 2011, management determined using the “more likely than not” criteria for recognition that increases in current projections of taxable income were sufficient so the valuation allowance was no longer necessary.  Therefore, the $1.7 million valuation allowance was removed.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $19.7 million which will expire between 2019 and 2031 if not utilized.  Our open tax years include all returns filed for 2010 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2013	2012
Net deferred tax assets - current:
Charitable contribution	$62	$-
Bad debt	$68	$-
Total deferred tax assets – current	$130	$-

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$7,723	$8,550
Oil and gas properties	979	(154)
Property, Plant and Equipment	(1,562)	963
Asset retirement obligation	565	517
Tax credits	196	158
Miscellaneous	98	-
Valuation allowance	(790)	(600)
Total deferred tax assets – noncurrent	$7,209	$9,434

Net deferred tax asset	$7,339	$9,434

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data
 (In thousands, except per share data)

Fiscal Year Ended 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$4,314	$3,871	$4,034	$3,481
Net income from continuing operations	978	805	535	638
Net (loss) from discontinued operations	(41)	(33)	(54)	(9)
Income per common share from continuing operations	$0.02	$0.01	$0.01	$0.01
(Loss) per common share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Fiscal Year Ended 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$4,962	$5,222	$5,806	$4,567
Net income from continuing operations	954	1,152	1,279	859
Net (loss) from discontinued operations	(81)	(65)	(60)	(4,105)
Income per common share from continuing operations	$0.02	$0.02	$0.02	$0.01
(Loss) per common share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.07)

 15. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012
Proved oil and gas properties	$45,101	$43,351
Unproved properties	736	457
Total proved and unproved oil and gas properties	$45,837	$43,808

Less accumulated depreciation, depletion and amortization	(21,714)	(19,108)
Net oil and gas properties	$24,123	$24,700

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Property acquisitions proved	$-	$-	$-
Property acquisitions unproved	488	188	-
Exploration cost	914	4,608	708
Development cost	998	2,649	8,278
Total	$2,400	$7,445	$8,986

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2013	2012	2011

Revenues	$15,325	$19,885	$16,862
Production costs and taxes	(4,854)	(5,610)	(5,310)
Depreciation, depletion and amortization	(2,606)	(3,044)	(2,195)
Income from oil and gas producing activities	$7,865	$11,231	$9,357

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense. No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2011, 2012 and 2013.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2010	2,496	27	2,500

Revisions of previous estimates	10	3	11
Improved recovery
Purchase of reserves in place
Extensions and discoveries	274	-	274
Production	(189)	(26)	(193)
Sales of reserves in place

Proved reserves at December 31, 2011	2,591	4	2,592

Revisions of previous estimates	(337)	61	(327)
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	186	-	186
Production	(227)	(43)	(234)
Sales of reserves in place	-	-	-

Proved reserves at December 31, 2012	2,213	22	2,217

Revisions of previous estimates	(153)	16	(151)
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	170	-	170
Production	(166)	(38)	(172)
Sales of reserves in place	(24)	-	(24)

Proved reserves at December 31, 2013	2,040	-	2,040

Proved developed reserves at:
December 31, 2010	1,800	27	1,804
December 31, 2011	1,939	4	1,940
December 31, 2012	1,822	22	1,826
December 31, 2013	1,575	-	1,575

Proved undeveloped reserves at:
December 31, 2010	696	-	696
December 31, 2011	652	-	652
December 31, 2012	391	-	391
December 31, 2013	465	-	465

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s Proved Undeveloped Reserves at December 31, 2013 included 29 locations as compared to 23 locations at December 31, 2012.  The future development cost related to the Company’s Proved Undeveloped locations at December 31, 2013 was approximately $9.6 million.  The Company intends to fund the drilling of these locations through operating cash flow and, as needed, supplement the funding by drawing on the Company’s credit facility.

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/13			Year Ended 12/31/12			Year Ended 12/31/11
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$47,856	-	$47,856	$53,906	$5	$53,911	$69,748	$15	$69,763
Proved developed producing reserves (PDP)	$34,440	-	$34,440	$42,621	$5	$42,626	$46,606	$15	$46,621
% of PDP reserves to total proved reserves	72%	-	72%	79%	-	79%	67%	-	67%
Proved developed non-producing reserves	$4,868	-	$4,868	$3,234	-	$3,234	$3,977	-	$3,977
% of PDNP reserves to total proved reserves	10%	-	10%	6%	-	6%	6%	-	6%
Proved undeveloped reserves (PUD)	$8,548	-	$8,548	$8,051	-	$8,051	$19,165	-	$19,165
% of PUD reserves to total proved reserves	18%	-	18%	15%	-	15%	27%	-	27%

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Future cash inflows	$183,801	$194,941	$229,366
Future production costs and taxes	(82,307)	(82,069)	(82,086)
Future development costs	(11,162)	(7,894)	(12,611)
Future income tax expenses	(18,910)	(19,472)	(34,750)
Future net cash flows	71,422	85,506	99,919

Discount at 10% for timing of cash flows	(32,714)	(40,152)	(48,010)
Standardized measure of discounted future net cash flows	$38,708	$45,354	$51,909

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$45,354	$51,909	$48,344
Sales, net of production costs and taxes	(10,471)	(14,275)	(11,552)
Discoveries and extensions, net of costs	4,047	6,967	10,923
Purchase of reserves in place	-	-	-
Sale of reserves in place	(767)	-	-
Net changes in prices and production costs	(1,277)	(6,067)	15,428
Revisions of quantity estimates	(4,306)	(9,883)	343
Previously estimated development cost incurred during the year	3,149	8,760	5,346
Changes in future development costs	(1,392)	(1,919)	(1,109)
Changes in production rates (timing) and other	368	(5,657)	(2,336)
Accretion of discount	4,593	6,223	4,376
Net change in income taxes	(590)	9,296	(17,854)
Balance, end of year	$38,708	$45,354	$51,909

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The prices used for December 31, 2013, 2012, and 2011, were $90.11, $88.08, $88.53 per barrel of oil and $0.00, $2.76, $4.16, per MCF of gas, respectively. The Company’s proved reserves as of December 31, 2013, 2012 and 2011 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.