Form 10-Q
period 2014-03-31
TENGASCO INC
filed 2014-05-15
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File No. 1-15555

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

123 Center Park Drive, Suite 104, Knoxville, TN 37922
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
Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at May 8, 2014.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2014	December 31, 2013

Assets

Current
Cash and cash equivalents	$44	$54
Accounts receivable, less allowance for doubtful accounts of $14	1,322	1,285
Accounts receivable – related party, less allowance for doubtful accounts of $159	290	168
Inventory	1,239	1,253
Deferred tax asset - current	130	130
Other current assets	281	312
Total current assets	3,306	3,202

Restricted cash	507	507
Loan fees, net	31	35
Oil and gas properties, net (full cost accounting method)	24,260	24,123
Methane project, net	4,541	4,389
Other property and equipment, net	222	247
Deferred tax asset - noncurrent	6,936	7,209

Total assets	$39,803	$39,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2014	December 31, 2013

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$771	$367
Accounts payable – other	449	327
Accounts payable – related party	490	412
Accrued and other current liabilities	652	444
Current maturities of long-term debt	78	82
Total current liabilities	2,440	1,632

Asset retirement obligation	1,782	1,780
Long term debt, less current maturities	2,223	3,375
Total liabilities	6,445	6,787

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 shares issued and outstanding	61	61
Additional paid–in capital	55,680	55,671
Accumulated deficit	(22,383)	(22,807)
Total stockholders’ equity	33,358	32,925

Total liabilities and stockholders’ equity	$39,803	$39,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013

Revenues	$3,505	$4,314

Cost and expenses
Production costs and taxes	1,399	1,371
Depreciation, depletion, and amortization	703	794
General and administrative	693	513
Total cost and expenses	2,795	2,678

Net income from operations	710	1,636

Other income (expense)
Interest expense	(31)	(131)
Gain on sale of assets	18	-
Total other income (expenses)	(13)	(131)

Income from continuing operations before income tax	697	1,505

Income tax expense	(273)	(527)

Income from continuing operations	424	978

(Loss) from discontinued operations, net of income tax benefit		(41)

Net income	$424	$937

Net income (loss) per share – Basic and Diluted
Net income from continuing operations	$0.01	$0.02
Net (loss) from discontinued operations		$(0.00)

Shares used in computing earnings per share
Basic	60,842,413	60,842,413
Diluted	60,847,779	61,053,713

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	60,842,413	$61	$55,671	$(22,807)	$32,925

Net income	-	-	-	424	424

Stock based compensation	-	-	9	-	9

Balance, March 31, 2014	60,842,413	$61	$55,680	$(22,383)	$33,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	Three months ended March 31,
	2014	2013
Operating activities
Net income from continuing operations	$424	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	703	794
Amortization of loan fees-interest expense	4	8
Accretion on asset retirement obligation	28	35
Gain on sale of assets	(18)	-
Stock based compensation	9	9
Deferred tax expense	273	527
Changes in assets and liabilities:
Accounts receivable	(159)	(250)
Inventory and other assets	45	81
Accounts payable	529	151
Accrued and other current liabilities	95	26
Settlement on asset retirement obligation	(48)	-
Net cash provided by operating activities – continuing operations	1,885	2,359
Net cash (used in) operating activities – discontinued operations		(63)
Net cash provided by operating activities	1,885	2,296
Investing activities
Additions to oil and gas properties	(479)	(209)
Additions to methane project	(266)	-
Additions to other property and equipment	(11)	-
Proceeds from sale of other property and equipment	17	-
Net cash (used in) investing activities – continuing operations	(739)	(209)
Financing activities
Payment in lieu of exercise of options	-	(60)
Repayments of borrowings	(2,956)	(4,222)
Proceeds from borrowings	1,800	2,188
Loan fees	-	(10)
Net cash (used in) financing activities – continuing operations	(1,156)	(2,104)
Net cash provided by (used in) financing activities – discontinued operations		63
Net cash (used in) financing activities	(1,156)	(2,041)

Net change in cash and cash equivalents – continuing operations	(10)	46
Cash and cash equivalents, beginning of period	54	31
Cash and cash equivalents, end of period	$44	$77

Supplemental cash flow information:
Cash interest payments	$27	$124
Supplemental non-cash investing and financing activities:
Asset retirement obligations incurred	$9	$-
Capital expenditures included in accounts payable and accrued liabilities	$363	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)    Description of Business and Significant Accounting Policies

Tengasco, Inc. (the “Company”) is a Delaware corporation.  The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas exploration and production was the Swan Creek Field in Tennessee.  In late 2012, the Company committed to a plan to sell the Swan Creek assets as well as other Tennessee oil and gas related acreage, on March 1, 2013 the Company entered into a formal agreement to sell these assets, and on August 16, 2013 the Company closed the sale of the Swan Creek assets and the other Tennessee oil and gas related acreage.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owned and operated a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  In late 2012, the Company committed to a plan to sell the pipeline assets, on March 1, 2013 the Company entered into a formal agreement to sell these assets, and on August 16, 2013 the Company closed a sale of these pipeline related assets.  The related results of operations were classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the three months ended March 31, 2013.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates a treatment facility for the extraction of methane gas from nonconventional sources for eventual sale to natural gas customer and generation of electricity.  This facility is located at the Carter Valley landfill site in Church Hill, Tennessee.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairment of oil and natural gas properties, income taxes and the valuation of deferred tax assets, stock-based compensation and commitments and contingencies.  We analyze our estimates based on historical experience and other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no material natural gas imbalances at March 31, 2014 or December 31, 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of methane and electricity are billed each month.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At March 31, 2014 and December 31, 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  The Company is currently working with the state of Tennessee and the purchaser of the Swan Creek assets to get the Certificate of Deposit released.  In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond to appeal a civil penalty related to issuance of an “Incidence of Non-Compliance” by the Bureau of Ocean Energy Management (“BOEM”) concerning one of the Hoactzin wells operated by the Company pursuant to the Management Agreement (see Note 4).  At March 31, 2014 and December 31, 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average March 2014 and December 2013 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials in inventory to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of March 31, 2014 and December 31, 2013.  The following table sets forth information concerning the Company’s inventory (in thousands):

	March 31, 2014	December 31, 2013

Oil – carried at cost	$805	$765
Equipment and materials – carried at cost	434	488
Total inventory	$1,239	$1,253

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd..  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $736,000 in unevaluated properties at both March 31, 2014 and December 31, 2013.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at March 31, 2014 and December 31, 2013.  At March 31, 2014 and December 31, 2013, accounts receivable consisted of the following (in thousands):

	March 31, 2014	December 31, 2013

Revenue	$1,271	$1,214
Joint interest	27	35
Other	38	50
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$1,322	$1,285

Discontinued Operations

During 2012, the Company committed to a plan to sell its Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Closing of this transaction occurred on August 16, 2013.  The related results of the pipeline operations were classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the three months ended March 31, 2013.  The pipeline related cash flows were classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.  As the Swan Creek assets represented only a small portion of the Company’s full cost pool, these assets were classified in continuing operations for the three months ended March 31, 2013.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements
Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)    Income Taxes

The total deferred tax asset was $7.1 million and $7.3 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, the Company recorded a valuation allowance of $790,000.  Although management considers our valuation allowance as of March 31, 2104 and December 31, 2013 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.  The difference between the rate used to record tax expense and the statutory rate during the three months ended March 31, 2014 is primarily related to state income tax.

(3)     Earnings per Common Share

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

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Income (numerator):
Net income from continuing operations	$424	$978
Net loss from discontinued operations		$(41)
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,842,413
Dilution effect of share-based compensation, treasury method	5,366	211,300
Weighted average shares – dilutive	60,847,779	61,053,713
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$0.01	$0.02
Discontinued Operations		$(0.00)

(4)     Related Party Transactions

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

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Under the terms of the Ten Well Program, Hoactzin paid the Company $0.4 million for each well drilled in the Ten Well Program completed as a producing well and $0.25 million for each well that was non-productive. The terms of the Ten Well Program also provided that Hoactzin would receive all the working interest in the ten wells in the Program, but would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin would increase to 85% if net revenues received by Hoactzin reached an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) for its interest in the Ten Well Program.

In March 2008, the Company drilled and completed the final well in the Ten Well Program. Hoactzin paid a total of $3.85 million (the “Purchase Price”) for its interest in the Ten Well Program resulting in the Payout Point being determined as $5.2 million.  Under the terms of the Company’s agreement with Hoactzin, reaching the Payout Point could have been accelerated by operation of a second agreement by which Hoactzin would apply 75% of the net profits it may receive from a methane extraction project discussed below developed by the Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”), to reaching the Payout Point.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to the second agreement referred to above was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin were also to be applied towards the determination of the Payout Point (as defined above) for the Ten Well Program.  However, through March 31, 2014, no payments were made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through March 31, 2014 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point was reached from any combination of the revenues from the wells drilled in the Ten Well Program or Hoactzin’s share of the net profits from the Methane Project, Hoactzin’s net profits interest in the Methane Project is reduced to a 7.5% net profits interest.

As of March 31, 2014, net revenues earned by Hoactzin from the Ten Well Program had exceeded $5.2 million and thereby reached the Payout Point which increased the management fee due to the Company by Hoactzin from 25% to 85% and reduced the net profits interest in the Methane Project to 7.5%.

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, offshore Texas, and offshore Louisiana.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement terminated by its own terms on December 18, 2012.  The Company is assisting Hoactzin with becoming operator of record of these wells.  The Company has entered into a transition agreement with Hoactzin whereby Hoactzin and its controlling member indemnify the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.

During the course of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the Bureau of Ocean Energy Management (“BOEM”), as well as certain private parties.  In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement with IndemCo whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Dolphin Direct Equity Partners, L.P. is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin. Hoactzin has provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  As of May 15, 2014, the collateral held by IndemCo has been reduced to approximately $6.1 million.  During 2012, 2013, and first quarter of 2014 approximately $5.8 million of these bonds were terminated which leaves a balance on the remaining IndemCo bonds of approximately $4.9 million at March 31, 2014, an amount less than the $6.6 million of collateral existing at March 31, 2014 which was supplied by parties other than the Company.  As of May 15, 2014, all remaining bonds issued by IndemCo and subject to the Payment and Indemnity Agreement have been released by the BOEM and have been cancelled by IndemCo.  Accordingly, the exposure to the Company under any of the now cancelled IndemCo bonds or the indemnity agreement relating to those now cancelled bonds has decreased to zero.

As part of the transition process, Hoactzin has secured new bonds from Argonaut Insurance Company to replace the IndemCo bonds.  Also as part of the transition process, right-of-use and easement (“RUE”) bonds in the amount of $1.55 million were required to be issued by Argonaut in the Company’s name.  Hoactzin is in the process of transferring these RUE bonds from the Company to Hoactzin.  Hoactzin and Dolphin Direct signed an indemnity agreement with Argonaut as well as provided the required collateral for the new Argonaut bonds, including 100% cash collateral for the RUE bonds issued in the Company’s name.  The Company is not party to the indemnity agreement with Argonaut and has not provided any collateral for the bonds issued.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at March 31, 2014 and December 31, 2013 in the amount of $449,000 and $327,000, respectively.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2014 and December 31, 2013 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  Since the second quarter of 2012, Hoactzin had not made payments to reduce these past due balances.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at March 31, 2104 and December 31, 2013.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party” and in its Consolidated Statements of Operations in “General and administrative”.

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of March 31, 2014, the Company has suspended approximately $490,000 in payments.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

(5)     Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2014	December 31, 2013

Oil and gas properties, at cost	$45,861	$45,101
Unevaluated properties	736	736
Accumulated depletion	(22,337)	(21,714)

Oil and gas properties, net	$24,260	$24,123

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded depletion expense of $636,000 and $712,000 for the three months ended March 31, 2014 and 2013, respectively.

(6)     Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2014 (in thousands):

Balance December 31, 2013	$1,780

Accretion expense	28
Liabilities incurred	9
Liabilities settled	(35)

Balance March 31, 2014	$1,782

(7)     Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Note payable to a financial institution, with interest only payment until maturity.	$2,107	$3,257
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	194	200
Total long-term debt	2,301	3,457

Less current maturities	(78)	(82)
Long-term debt, less current maturities	$2,223	$3,375

At March 31, 2014, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of March 31, 2014, the Company’s borrowing base was $14.3 million, the interest rate was prime plus 0.50% per annum, and the maturity date was Jan 27, 2016.  The Company’s interest rate at March 31, 2014 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project and electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The total borrowing by the Company under the F&M Bank facility at March 31, 2014 and December 31, 2013 was $2.1 million and $3.3 million, respectively.  The next borrowing base review will take place in July 2014.

(8)     Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $41,000 and $21,000 for the three months ended March 31, 2104 and 2013, respectively.

(9)     Discontinued Operations

The following table summarizes the pipeline related amounts included in “(Loss) from discontinued operations, net of income tax benefit” presented in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 (in thousands):

For the three months ended
March 31, 2013

Revenues	$9
Production costs and taxes	(72)
Depreciation, depletion, and amortization	-
Income tax benefit	22

(Loss) from discontinued operations, net of income tax benefit	$(41)

(10)   Fair Value Measurements

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2014 and December 31, 2013.

(11)   Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incidence of Non-Compliance” by BOEM during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated wells.  This action calls for payment of a civil penalty of $386,000 for the late filing of certain reports in 2011 by a contractor on the facility.  The Company has filed an appeal of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal is determined.  The Company has posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would be administratively denied and the order to the Company as operator to pay the $386,000 penalty would be final.  While the Company believes it will ultimately prevail in the appeal process, it is reasonably possible to expect that the Company may be required to pay a portion of this penalty.  The Company estimates the range of this possible payment to be between zero and $386,000.  During the quarter ended March 31, 2014 there have been no new developments in this appeal process.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2014, the Company sold 48 MBbl of oil from its Kansas wells. Of the 48 MBbl, 37 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas wells during the first three months of 2014 of 37 MBbl of oil compares to net sales of 46 MBbl during the first three months of 2013.  This 9 MBbl decrease was due primarily to decreased sales volumes from the Albers, Coddington, Liebenau, McElhaney A, Veverka A, Veverka C, and Zerger A leases primarily due to natural declines from higher levels of production that resulted from drilling and polymers performed during 2012 and 2011.  These sales volume declines were partially offset by 2.1 MBbl of sales volumes during the first three months of 2014 that resulted from the Zerger A #2, Veverka B #6, Veverka D #3, and Albers C #1 which were completed in late 2013 and early 2014.  The Company’s net revenue from the Kansas properties was $3.4 million in the first three months of 2014 compared to $4.0 million for the first three months of 2013.  This decrease in net revenue was due primarily to a $772,000 decrease related to the 9 MBbl decrease in sales volumes partially offset by a $173,000 increase related to a $4.68 per barrel increase in the average Kansas oil price from $87.53 per barrel during the first three months of 2013 to $92.21 per barrel during the first three months of 2014.  During the first three months of 2013, Swan Creek sales were $142,000.  No revenues were booked for Swan Creek during the first three months of 2014 as these properties were sold in August 2013.  MMC revenues during the first three months of 2014 and 2013 were $82,000 and $153,000, respectively.

Comparison of the Quarters Ended March 31, 2014 and 2013

The Company reported net income from continuing operations of $424,000 or $0.01 per share of common stock during the first quarter of 2014 compared to net income from continuing operations of $978,000 or $0.02 per share of common stock during the first quarter of 2013.  The $554,000 decrease in net income from continuing operations was primarily due to an $809,000 decrease in revenues, a $180,000 increase in general and administrative expense, partially offset by a $91,000 decrease in depreciation, depletion, and amortization, a $100,000 decrease in interest expense, and a $254,000 decrease in associated income tax expense.

The Company recognized $3.5 million in revenues during the first quarter of 2014 and $4.3 million during the first quarter of 2013. The revenue decrease from 2013 levels was primarily due to a $772,000 decrease related to the 9 MBbl decrease in Kansas oil sales volumes, a $142,000 decrease in Swan Creek revenues as these properties were sold in August 2013, $70,000 decrease in MMC revenue due to increase downtime during the first three months of 2014 as compared to the first three months of 2013 as a result of installation of equipment during the first quarter of 2014, partially offset by $173,000 increase related to a $4.68 increase in the average oil price.  Kansas oil prices during the first quarter of 2014 averaged $92.21 per barrel compared to an average price of $87.53 per barrel during the first quarter of 2013.

General and administrative costs increased $180,000 from $513,000 during the first quarter of 2013 to $693,000 during the first quarter of 2014.  This increase was primarily related to $85,000 for personnel and office cost related to set up of Denver office, $28,000 related to bonus accruals recording during the first quarter 2014 with no corresponding accrual recorded during the first quarter 2013, $20,000 related to an increase in tax consulting cost during the first quarter 2014.

Depreciation, depletion, and amortization expense decreased $91,000 from $794,000 during the first quarter of 2013 to $703,000 during the first quarter of 2014.  This decrease was primarily due to a $173,000 decrease related to lower oil and gas sales volumes in the first quarter of 2014 compared to the oil and gas sales volumes during the first quarter of 2013, $35,000 of lower other equipment depreciation primarily related to the sale of the Swan Creek assets in August 2013, partially offset by a $97,000 increase related an increase in the oil and gas depletion rate and a $20,000 increase in the methane facility depreciation due to capital spending during the fourth quarter 2013 and the first quarter 2014 as well as a reduction in anticipated salvage value.

Interest expense decreased $100,000 from $131,000 during the first quarter of 2013 to $31,000 during the first quarter of 2014.  This decrease in interest expense was primarily due to a $6.6 million decrease in average credit facility balance from $9.2 million during the first quarter of 2013 to $2.6 million during the first quarter of 2014.  This decrease in the average credit facility balance related to paying down the balance throughout 2013 as a result of operating cash flow exceeding capital spending levels.

Liquidity and Capital Resources

At March 31, 2014, the Company had a revolving credit facility with F&M Bank & Trust Company (“F&M Bank”).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of March 31, 2014, the Company’s borrowing base was $14.3 million and the interest rate of prime plus 0.50% per annum.  The Company’s interest rate at March 31, 2014 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project and electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

The total borrowing by the Company under the credit facility at March 31, 2014 and December 31, 2013 was $2.1 million and $3.3 million, respectively.  The next borrowing base review will take place in July 2014.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that F&M Bank may not in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, F&M Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.  The Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

Net cash provided by operating activities from continuing operations decreased $474,000 from $2.4 million in the first three months of 2013 to $1.9 million during the first three months of 2014.  Cash flow provided by working capital was $462,000 during the first three months of 2014 compared to $8,000 provided by working capital during the first three months of 2013. The $474,000 decrease in cash provided by operating activities was primarily due to an $809,000 decrease in 2014 revenues and a $180,000 increase in general and administrative costs, partially offset by the $454,000 increase in cash provided by working capital.  The $454,000 change in cash flow provided by working capital from 2013 to 2014 was primarily due to a $447,000 increase in accounts payable and accrued liabilities as a result of increased drilling and seismic activities during the first quarter of 2014 as compared to the first quarter of 2013.  Net cash used in investing activities was $739,000 during the first three months of 2014 compared to $209,000 used in investing activities during the first three months of 2013.  The $530,000 increase in net cash used in investing activities was primarily a result of a $270,000 increase in drilling, seismic, and leasehold cost paid, and $266,000 in payments for electric generation equipment at the landfill during the first quarter 2014 as compared to the first quarter of 2013.  Cash flow used in financing activities during the first three months of 2014 and 2013 was $1.2 million and $2.1 million, respectively.  This decrease was primarily related to lower cash flow from operating activities during the first quarter of  2014 and increased capital spending during the same period.

Critical Accounting Policies

During the quarter ended March 31, 2014, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company’s borrowing base was set at $14.3 million of which $2.1 million had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in July 2014.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Although not as volatile as in previous years, monthly Kansas oil prices received during the first three months of 2014 ranged from a low of $88.26 per barrel to a high of $94.58 per barrel.

As of March 31, 2014, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At March 31, 2014, the Company had debt outstanding of $2.3 million including, as of that date, $2.1 million owed on its credit facility with F&M Bank. As of March 31, 2014, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s remaining debt of $194,000 has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $8,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2014.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2014 or December 31, 2013.

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014 which is incorporated by this reference.

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

Dated:  May 15, 2014

TENGASCO, INC.

By:	s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer