Form 10-Q
period 2014-06-30
TENGASCO INC
filed 2014-08-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File No. 1-15555

Tengasco, Inc.
    (Exact name of registrant as specified in its charter)

Delaware	87-0267438
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

6021 S. Syracuse Way, Suite 117, Greenwood Village, CO 80111
(Address of principal executive offices)

(720-420-4460)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at August 8, 2014.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2014	December 31, 2013

Assets

Current
Cash and cash equivalents	$33	$54
Accounts receivable, less allowance for doubtful accounts of $14	1,390	1,285
Accounts receivable – related party, less allowance for doubtful accounts of $159	290	168
Inventory	1,042	1,253
Deferred tax asset - current	130	130
Other current assets	275	312
Total current assets	3,160	3,202

Restricted cash	507	507
Loan fees, net	26	35
Oil and gas properties, net (full cost accounting method)	24,571	24,123
Methane project, net	4,503	4,389
Other property and equipment, net	197	247
Deferred tax asset - noncurrent	6,694	7,209

Total assets	$39,658	$39,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2014	December 31, 2013

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$278	$367
Accounts payable – other	449	327
Accounts payable – related party	539	412
Accrued and other current liabilities	797	444
Current maturities of long-term debt	74	82
Total current liabilities	2,137	1,632

Asset retirement obligation	1,816	1,780
Long term debt, less current maturities	1,960	3,375
Total liabilities	5,913	6,787

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 shares issued and outstanding	61	61
Additional paid–in capital	55,689	55,671
Accumulated deficit	(22,005)	(22,807)
Total stockholders’ equity	33,745	32,925

Total liabilities and stockholders’ equity	$39,658	$39,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$3,985	$3,871	$7,489	$8,185

Cost and expenses
Production costs and taxes	1,906	1,191	3,305	2,561
Depreciation, depletion, and amortization	755	742	1,458	1,537
General and administrative	675	466	1,368	979
Total cost and expenses	3,336	2,399	6,131	5,077

Net income from operations	649	1,472	1,358	3,108

Other income (expense)
Interest expense	(29)	(109)	(59)	(240)
Gain on sale of assets	-	63	18	63
Total other income (expenses)	(29)	(46)	(41)	(177)

Income from continuing operations before income tax	620	1,426	1,317	2,931

Income tax expense	(243)	(621)	(515)	(1,147)

Income from continuing operations	377	805	802	1,784

(Loss) from discontinued operations, net of income tax benefit		(33)		(74)

Net income	$377	$772	$802	$1,710

Net income (loss) per share – Basic and Diluted
Net income from continuing operations	$0.01	$0.01	$0.01	$0.03
Net (loss) from discontinued operations		$(0.00)		$(0.00)

Shares used in computing earnings per share
Basic	60,842,413	60,842,413	60,842,413	60,842,413
Diluted	60,858,223	60,928,397	60,853,001	60,991,055

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	60,842,413	$61	$55,671	$(22,807)	$32,925

Net income	-	-	-	802	802

Stock based compensation	-	-	18	-	18

Balance, June 30, 2014	60,842,413	$61	$55,689	$(22,005)	$33,745

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net income from continuing operations	$802	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,458	1,537
Amortization of loan fees-interest expense	9	16
Accretion on asset retirement obligation	57	70
Gain on sale of assets	(18)	(63)
Stock based compensation	18	18
Deferred tax expense	515	1,147
Changes in assets and liabilities:
Accounts receivable	(227)	179
Inventory and other assets	248	14
Accounts payable	306	(242)
Accrued and other current liabilities	366	(106)
Settlement on asset retirement obligation	(86)	(12)
Net cash provided by operating activities – continuing operations	3,448	4,342
Net cash (used in) operating activities – discontinued operations		(122)
Net cash provided by operating activities	3,448	4,220
Investing activities
Additions to oil and gas properties	(1,778)	(385)
Additions to methane project	(274)	-
Additions to other property and equipment	(11)	-
Proceeds from sale of other property and equipment	17	63
Net cash (used in) investing activities – continuing operations	(2,046)	(322)
Financing activities
Payment in lieu of exercise of options	-	(60)
Repayments of borrowings	(5,482)	(8,029)
Proceeds from borrowings	4,059	4,200
Loan fees	-	(10)
Net cash (used in) financing activities – continuing operations	(1,423)	(3,899)
Net cash provided by financing activities – discontinued operations	-	122
Net cash (used in) financing activities	(1,423)	(3,777)

Net change in cash and cash equivalents – continuing operations	(21)	121
Cash and cash equivalents, beginning of period	54	31
Cash and cash equivalents, end of period	$33	$152

Supplemental cash flow information:
Cash interest payments	$50	$224
Supplemental non-cash investing and financing activities:
Asset retirement obligations incurred	$26	$3
Capital expenditures included in accounts payable and accrued liabilities	$16	$62

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

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”), owned and operated a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  On August 16, 2013 the Company closed a sale of these pipeline related assets.  The related results of operations were classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates a treatment facility for the extraction of methane gas from nonconventional sources for eventual sale to natural gas customers and generation of electricity.  This facility is located at the Carter Valley landfill site in Church Hill, Tennessee.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Prior to the sale of the Tennessee properties, natural gas meters were placed at the customer’s location and usage was billed each month.  As the natural gas properties were sold in August 2013, there were no natural gas imbalances at June 30, 2014 or December 31, 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of methane and electricity are billed each month.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At June 30, 2014 and December 31, 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  On August 11, 2014, the State of Tennessee notified the holder of the Certificate of Deposit that the Company had fulfilled its obligations to the State with regard to future asset retirement obligation and therefore the Certificate of Deposit could be released.  In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond to appeal a civil penalty related to issuance of an “Incidence of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) concerning one of the Hoactzin properties operated by the Company pursuant to the Management Agreement (see Note 4).  At June 30, 2014 and December 31, 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash” (see Note 11).

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, depreciation, and allocated interest cost.  The market component is calculated using the average June 2014 and December 2013 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials in inventory to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of June 30, 2014 and December 31, 2013.  The following table sets forth information concerning the Company’s inventory (in thousands):

	June 30, 2014	December 31, 2013

Oil – carried at cost	$774	$765
Equipment and materials – carried at cost	268	488
Total inventory	$1,042	$1,253

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $736,000 in unevaluated properties at both June 30, 2014 and December 31, 2013.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

There was no impairment recorded at June 30, 2014 or December 31, 2013.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at June 30, 2014 and December 31, 2013.  At June 30, 2014 and December 31, 2013, accounts receivable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Revenue	$1,354	$1,214
Joint interest	27	35
Other	23	50
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$1,390	$1,285

Discontinued Operations

During 2012, the Company committed to a plan to sell its Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Closing of this transaction occurred on August 16, 2013.  The related results of the pipeline operations were classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.  The pipeline related cash flows were classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.  As the Swan Creek assets represented only a small portion of the Company’s full cost pool, these assets were classified in continuing operations for the three and six months ended June 30, 2013.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Income Taxes

The total deferred tax asset was $6.8 million and $7.3 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, the Company recorded a valuation allowance of $790,000.  Although management considers our valuation allowance as of June 30, 2104 and December 31, 2013 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.  The difference between the rate used to record tax expense and the statutory rate during the six months ended June 30, 2014 is primarily related to state income tax.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Income (numerator):
Net income from continuing operations	$377	$805	$802	$1,784
Net loss from discontinued operations		$(33)		$(74)
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,842,413	60,842,413	60,842,413
Dilution effect of share-based compensation, treasury method	15,810	85,984	10,588	148,642
Weighted average shares – dilutive	60,858,223	60,928,397	60,853,001	60,991,055
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$0.01	$0.01	$0.01	$0.03
Discontinued Operations		$(0.00)		$(0.00)

(4)	Related Party Transactions

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

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, pursuant to the second agreement referred to above was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin would have been applied towards the determination of the Payout Point for the Ten Well Program.  However, through June 30, 2014, no payments were made to Hoactzin for its 75% net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through June 30, 2014 for payment to Hoactzin under the net profits interest conveyed. When the Payout Point was reached, Hoactzin’s net profits interest in the Methane Project was reduced to a 7.5% net profits interest.

In February 2014, net revenues earned by Hoactzin from the Ten Well Program had exceeded $5.2 million and thereby reached the Payout Point which increased the management fee due to the Company by Hoactzin from 25% to 85% and reduced the net profits interest in the Methane Project to 7.5%.

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

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

During the course of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the BSEE, as well as certain private parties.  In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement with IndemCo whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Dolphin Direct Equity Partners, L.P. is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin. Hoactzin had provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  As of May 15, 2014, all bonds issued by IndemCo and subject to the Payment and Indemnity Agreement have been released by the BSEE and have been cancelled by IndemCo.  Accordingly, the exposure to the Company under any of the now cancelled IndemCo bonds or the indemnity agreement relating to those now cancelled bonds has decreased to zero.

As part of the transition process, Hoactzin has secured new bonds from Argonaut Insurance Company to replace the IndemCo bonds.  As noted above, all of the IndemCo bonds were replaced, and all IndemCo bonds were cancelled.  Also as part of the transition to Hoactzin becoming operator of its own properties, right-of-use and easement (“RUE”) bonds in the amount of $1.55 million were required by the regulatory process to be issued by Argonaut in the Company’s name.  Hoactzin is in the process of transferring these RUE bonds from the Company to Hoactzin.  Hoactzin and Dolphin Direct signed an indemnity agreement with Argonaut as well as provided the required collateral for the new Argonaut bonds, including 100% cash collateral for the RUE bonds issued in the Company’s name.  The Company is not party to the indemnity agreement with Argonaut and has not provided any collateral for any of the Argonaut bonds issued.  When the transfer of the RUE’s and associated bonds is approved, the transfer of operations to Hoactzin would be complete and the Company’s involvement in the Hoactzin properties will be ended.

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at June 30, 2014 and December 31, 2013 in the amount of $449,000 and $327,000, respectively.  The increase in payables was due to invoices received from IndemCo related to bond premiums.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2014 and December 31, 2013 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  In July 2014, bond premium invoices in the amount of $290,000 were paid by Hoactzin leaving a past due balance of $159,000 still outstanding.  As the IndemCo bonds have been cancelled, this outstanding balance should not increase in the future.  Since the second quarter of 2012, Hoactzin had not made payments to reduce these past due balances.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at June 30, 2104 and December 31, 2013.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party” and in its Consolidated Statements of Operations in “General and administrative”.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of June 30, 2014, the Company has suspended approximately $539,000 in payments.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

(5)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2014	December 31, 2013

Oil and gas properties, at cost	$46,835	$45,101
Unevaluated properties	736	736
Accumulated depletion	(23,000)	(21,714)

Oil and gas properties, net	$24,571	$24,123

The Company recorded depletion expense of $1,325,000 and $1,370,000 for the six months ended June 30, 2014 and 2013, respectively.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(6)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2014 (in thousands):

Balance December 31, 2013	$1,780

Accretion expense	57
Liabilities incurred	26
Liabilities settled	(47)

Balance June 30, 2014	$1,816

(7)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Note payable to a financial institution, with interest only payment until maturity.	$1,865	$3,257
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	169	200
Total long-term debt	2,034	3,457

Less current maturities	(74)	(82)
Long-term debt, less current maturities	$1,960	$3,375

At June 30, 2014, the Company had a revolving credit facility with Prosperity Bank (formerly F&M Bank & Trust Company).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of June 30, 2014, the Company’s borrowing base was $14.3 million, the interest rate was prime plus 0.50% per annum, and the maturity date was Jan 27, 2016.  The Company’s interest rate at June 30, 2014 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project and electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The total borrowing by the Company under the Prosperity Bank facility at June 30, 2014 and December 31, 2013 was approximately $1.9 million and $3.3 million, respectively.  The next borrowing base review will take place in August 2014.

(8)	Methane Project

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $82,000 and $59,000 for the six months ended June 30, 2104 and 2013, respectively.

(9)	Discontinued Operations

The following table summarizes the pipeline related amounts included in “(Loss) from discontinued operations, net of income tax benefit” presented in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013

Revenues	$8	$17
Production costs and taxes	(67)	(139)
Depreciation, depletion, and amortization	-	-
Income tax benefit	26	48

(Loss) from discontinued operations, net of income tax benefit	$(33)	$(74)

(10)	Fair Value Measurements

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long term debt in our balance sheet approximates fair value as of June 30, 2014 and December 31, 2013.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(11)	Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incidence of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had not been conducted in 2011.  Tengasco believes such tests were conducted by the contractor on the facility, but the contractor failed to preserve adequate documentation.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  The Company is in the process of determining whether a further appeal of the final agency action affirming the civil penalty will be taken to federal district court.  An appeal in the courts, if taken, would be filed by September 22, 2014.  While the civil penalty could ultimately be reduced in the appeal process, as a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and expense in its Consolidated Statements of Operations under “Production costs and taxes” for the three and six months ended June 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2014, the Company sold 97 MBbl of oil from its Kansas wells. Of the 97 MBbl, 76 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas wells during the first six months of 2014 of 76 MBbl of oil compares to net sales of 87 MBbl of oil during the first six months of 2013.  This 11 MBbl decrease was due primarily to decreased sales volumes from the Albers, Coddington, Croffoot B, DeYoung, Dirks, Harrison A, Hilgers B, Liebenau, McElhaney A, Veverka A, Veverka C, and Zerger A leases primarily due to natural declines from higher levels of production that resulted from drilling and polymers performed during 2012 and 2011.  These sales volume declines were partially offset by increased sales volumes during the first six months of 2014 from the McElhaney recompletion, as well as sales from the Albers C#1, Albers B #3, and the Veverka D #4 wells which were completed during the first six months of 2014.  The Company’s net revenue from the Kansas properties was $7.2 million in the first six months of 2014 compared to $7.6 million for the first six months of 2013.  This decrease in net revenue was due primarily to a $944,000 decrease related to the 11 MBbl decrease in Kansas sales volumes partially offset by a $518,000 increase related to a $6.79 per barrel increase in the average Kansas oil price from $87.43 per barrel during the first six months of 2013 to $94.22 per barrel during the first six months of 2014.  During the first six months of 2013, Swan Creek sales were $287,000.  No revenues were booked for Swan Creek during the first six months of 2014 as these properties were sold in August 2013.  MMC revenues during the first six months of 2014 and 2013 were $272,000 and $258,000, respectively.

Comparison of the Quarters Ended June 30, 2014 and 2013

The Company reported net income from continuing operations of $377,000 or $0.01 per share of common stock during the second quarter of 2014 compared to net income from continuing operations of $805,000 or $0.01 per share of common stock during the second quarter of 2013.  The $428,000 decrease in net income from continuing operations was primarily due to an $715,000 increase in production cost and taxes, a $209,000 increase in general and administrative expense, a $63,000 decrease in gain on sale of assets, partially offset by a $114,000 increase in revenues, a $80,000 decrease in interest expense, and a $378,000 decrease in associated income tax expense.

The Company recognized $4.0 million in revenues during the second quarter of 2014 compared to $3.9 million during the second quarter of 2013. The revenue increase from 2013 levels was primarily due to a $346,000 increase related to a $8.78 increase in the average Kansas oil price from an average price of $87.32 per barrel during second quarter of 2013 compared to an average price of $96.10 per barrel during the second quarter of 2014, a $85,000 increase in methane facility revenues due to increased facility run time, partially offset by a $173,000 decrease related to a 2 MBbl decrease in Kansas sales volumes, and a $144,000 decrease in Swan Creek revenues as these properties were sold in August 2013.

Production cost and taxes increased $715,000 from $1.2 million during the second quarter of 2013 to $1.9 million during the second quarter of 2014.  This increase was primarily related to a one-time $386,000 expense recorded as a result of the Interior Board of Land Appeals (“IBLA) affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the Bureau of Safety and Environmental Enforcement (“BSEE”) on one of Hoactzin’s properties, $165,000 related to change in oil inventory, $89,000 related to refunds of 2012 Kansas property taxes received in the second quarter 2013, $87,000 related to increase in well repair and workover cost, a $47,000 increase in methane facility costs primarily as a result of routine maintenance on the electric generator during the second quarter of 2014, partially offset by an $89,000 decrease in Swan Creek costs as these properties were sold in August 2013.

General and administrative costs increased $209,000 from $466,000 during the second quarter of 2013 to $675,000 during the second quarter of 2014.  This increase was primarily related to a second quarter 2013 $98,000 reversal of a bad debt expense associated with the related party receivable, and $70,000 of consulting cost incurred during the second quarter of 2014 related to evaluating potential opportunities and review of the methane facility.

Interest expense decreased $80,000 from $109,000 during the second quarter of 2013 to $29,000 during the second quarter of 2014.  This decrease in interest expense was primarily due to a $5.2 million decrease in average credit facility balance from $7.4 million during the second quarter of 2013 to $2.2 million during the second quarter of 2014.  This decrease in the average credit facility balance related to paying down the balance during the last six months of 2013 and the first six months of 2014 as a result of operating cash flow exceeding capital spending levels.

Comparison of the Six Months Ended June 30, 2014 and 2013

The Company reported net income from continuing operations of $802,000, or $0.01 per share of common stock during the first six months of 2014 compared to net income from continuing operations of $1.8 million or $0.03 per share of common stock during the first six months of 2013.  The $982,000 decrease in net income from continuing operations was primarily due to a $696,000 decrease in revenues, a $744,000 increase in production cost and taxes, a $389,000 increase in general and administrative expense, partially offset by a $181,000 decrease in interest expense, and a $632,000 decrease in associated income tax expense.

The Company recognized $7.5 million in revenues during the first six months of 2014 compared to $8.2 million of revenues recognized during the first six months of 2013. This $696,000 decrease in net revenue was due primarily to a $944,000 decrease related to the 11 MBbl decrease in Kansas sales volumes, a $287,000 reduction in Swan Creek revenues due to the sale of Swan Creek in August 2013, partially offset by a $518,000 increase related to a $6.79 per barrel increase in the average Kansas oil price from $87.43 per barrel during the first six months of 2013 to $94.22 per barrel during the first six months of 2014.

Production cost and taxes increased $744,000 from $2.6 million during the first six months of 2013 compared to $3.3 million during the first six months of 2014.  This increase was primarily due to a one-time $386,000 expense recorded as a result of the IBLA affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s properties, a $339,000 increase in Kansas well repairs and workover cost, $89,000 related to refunds of 2012 Kansas property taxes received in the second quarter 2013, $60,000 increase in methane facility costs primarily as a result of routine maintenance on the electric generator during 2014, partially offset by a $211,000 decrease in Swan Creek costs as these properties were sold in August 2013.

General and administrative costs increased $389,000 from $1.0 million during the first six months of 2013 compared to $1.4 million during the first six months of 2014.  This increase was primarily related to a 2013 $98,000 reversal of a bad debt expense associated with the related party receivable, $85,000 for personnel and office cost related to set up of the Denver office, and $70,000 of consulting cost incurred in 2014 related to evaluating potential opportunities and review of the methane facility.

Interest expense decreased $181,000 from $240,000 during the first six months of 2013 to $59,000 during the first six months of 2014.  This decrease in interest expense was primarily due to a $5.8 million decrease in average credit facility balance from $8.3 million during the first six months of 2013 to $2.5 million during the first quarter of 2014.  This decrease in the average credit facility balance related to paying down the balance throughout the second six months of 2013 and the first six months of 2014 as a result of operating cash flow exceeding capital spending levels.

Liquidity and Capital Resources

At June 30, 2014, the Company had a revolving credit facility with Prosperity Bank (formerly F&M Bank & Trust Company).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of June 30, 2014, the Company’s borrowing base was $14.3 million and the interest rate of prime plus 0.50% per annum.  The Company’s interest rate at June 30, 2014 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Methane Project and electric generation assets.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, minimum liquidity, and general and administrative coverage ratios.  The Company is in compliance with all of the credit facility covenants.

The total borrowing by the Company under the credit facility at June 30, 2014 and December 31, 2013 was approximately $1.9 million and $3.3 million, respectively.  The next borrowing base review will take place in August 2014.

Although the Company has not been required as of the date of this Report to make any payment of principal on the credit facility, the Company can make no assurance that in view of the conditions in the national and world economies, including the realistic possibility of low commodity prices being received for the Company’s oil and gas production for extended periods, that Prosperity Bank may not in the future make a redetermination of the Company’s borrowing base to a point below the level of current borrowings.  In such event, Prosperity Bank may require installment or other payments in such amount in order to reduce the principal of the Company’s outstanding borrowing to a level not in excess of the borrowing base as it may be redetermined.  The Company can make no assurance that it can continue normal operations indefinitely or for any specific period of time in the event of extended periods of low commodity prices, or upon the occurrence of any significant downturn or losses in operations.  In such event, the Company may be required to reduce costs of operations by various means, including not undertaking certain maintenance or reworking operations that may be necessary to keep some of the Company’s properties in production or to seek additional working capital by additional means such as issuance of equity including preferred stock or such other means as may be considered and authorized by the Company’s Board of Directors from time to time.

Net cash provided by operating activities from continuing operations decreased $894,000 from $4.3 million in the first six months of 2013 to $3.4 million during the first six months of 2014.  Cash flow provided by working capital was $607,000 during the first six months of 2014 compared to $167,000 used by working capital during the first six months of 2013. The $894,000 decrease in cash provided by operating activities was primarily due to a $696,000 decrease in revenues, a $744,000 increase in production cost and taxes, a $389,000 increase in general and administrative expense, partially offset by the $774,000 increase in cash provided by working capital, and a $174,000 decrease in cash interest paid.  The $774,000 change in cash flow provided by working capital from 2013 to 2014 was primarily due to an increase in accounts payable and accrued liabilities as a result of accruing the $386,000 related to the civil penalty as well as increased drilling and seismic activities during the first six months of 2014 as compared to the first six months of 2013, a decrease in inventory, partially offset by an increase in accounts receivables.  Net cash used in investing activities was $2.0 million during the first six months of 2014 compared to $322,000 used in investing activities during the first six months of 2013.  The $1.7 million increase in net cash used in investing activities was primarily a result of a $1.4 million increase in drilling, seismic, and leasehold cost during the first six months of 2014 as compared to the first six months of 2013, and $274,000 in payments for electric generation equipment at the landfill during the first six months 2014 as compared to the first six months of 2013.  Cash flow used in financing activities from continuing operations during the first six months of 2014 and 2013 was $1.4 million and $3.9 million, respectively.  This decrease was primarily related to lower cash flow from operating activities during the first six months of 2014 and increased capital spending during the same period.

Critical Accounting Policies

During the quarter ended June 30, 2014, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, the Company’s borrowing base was set at $14.3 million of which $1.9 million had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in August 2014.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Although not as volatile as in previous years, monthly Kansas oil prices received during the first six months of 2014 ranged from a low of $88.26 per barrel to a high of $98.51 per barrel.

As of June 30, 2014, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At June 30, 2014, the Company had debt outstanding of $2.0 million including, as of that date, $1.9 million owed on its credit facility with Prosperity Bank. As of June 30, 2014, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s remaining debt of $169,000 has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $7,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2014.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2014 or December 31, 2013.

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

ITEM4.	CONTROLS AND PROCEDURES

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

Dated: August 14, 2014

TENGASCO, INC.

By: s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer