Form 10-K
period 2014-12-31
TENGASCO INC
filed 2015-03-30
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or

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

Registrant’s telephone number, including area code: (720) 420-4460.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ ☒No

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
(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17.4 million (June 30, 2014 closing price $0.44).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 24, 2015 was 60,842,413.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2014 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

References herein to the “Company”, “we”, “us” and “our” mean Tengasco, Inc.

PART I

ITEM 1.      BUSINESS.

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.  At the Company’s Annual Meeting held on June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger adopted by the Company’s Board of Directors which provided for the merger of the Company into a wholly-owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware. The merger became effective on June 12, 2011 and the Company is now a Delaware corporation.

OVERVIEW

The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of oil exploration and production is in Kansas.  The Company’s primary area of natural gas production had been the Swan Creek Field in Tennessee.  The Company sold all its oil and gas leases and producing assets in Tennessee on August 16, 2013.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a 65-mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline-related assets on August 16, 2013.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.

The Company also had a management agreement with Hoactzin Partners, L.P. (“Hoactzin”) to manage Hoactzin’s oil and gas properties in the Gulf of Mexico offshore Texas and Louisiana (See below, “4. Management Agreement with Hoactzin”). This management agreement expired on December 18, 2012.  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He is also the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc., the general partner of Dolphin Offshore Partners, L.P., which is the Company’s largest shareholder.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2014 include 196 producing oil wells, 16 shut-in wells, and 37 active disposal wells (the “Kansas Properties”).  The Company’s technical management and staff have a great deal of Kansas exploration and production experience.  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2014, the Company drilled 9 gross wells and completed 1 well that was drilling at the end of 2013.  All of these wells were operated by the Company and the Company has a working interest of 100% in each well.  Of the 9 wells drilled in 2014, 4 of the wells were completed as producing wells.

All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

A.  Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin, consisting of three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Under the terms of the Program, Hoactzin paid the Company $0.4 million for each producing well and $0.25 million for each dry hole.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses, referred to as a management fee.  The fee paid to the Company by Hoactzin would increase to 85% of its working interest revenues net of operating expenses when net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”).  The Payout Point was reached effective with production in February 2014, at which time the management fee for the Program increased from 25% to 85%.

In 2014, the wells from the Program produced total gross production of 12.1 MBbl of which the revenues from 8.6 MBbl were net to the Company.  During the 4th quarter of 2014, total gross production from these wells averaged 31 barrels per day, of which the revenues from 23 barrels per day were net to the Company.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2014 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.   These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2014 as required by SEC regulations. The table below reflects values realized at a price of $88.34 per barrel which was used in the December 31, 2014 reserve report.  In addition, the table below reflects achievement of the Payout Point and conversion of the Company’s interest to an 85% interest in February 2014.

Reserve Information for Ten Well Program Interest as of December 31, 2014

	Barrels Attributable to Party’s Interest MBbl	Undiscounted Future Cash Flows Attributable to Party’s Interest (in thousands)	Present Value of Future Cash Flows Discounted at 10% Attributable to Party’s Interest (in thousands)
Tengasco	117.3	$6,695	$2,917
Hoactzin	20.7	$1,182	$515

The Hoactzin reserves were estimated based on Tengasco reserves as of December 31, 2014.

B.  Kansas Production

The Company’s gross oil production in Kansas decreased by 18 MBbl from 204 MBbl in 2013 to 186 MBbl in 2014.  This decrease was primarily the result of natural declines from higher 2013 production levels that had resulted from drilling and polymers performed during 2011 and the first half of 2012.  Approximately 11 MBbl of the 186 MBbl in 2014 were related to production from the 5 new wells completed during 2014.

The capital projects undertaken by the Company in 2014 were initially funded by borrowings from the Company’s credit facility.  However, these additional borrowings under the Company’s credit facility were repaid by December 31, 2014 through use of the Company’s operating cash flows.

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

The Company evaluated in recent years whether continued development would add additional reserves and the likelihood of realizing additional revenues from transportation of third party gas through the Company’s pipeline assets.  The Company determined that current wells would be able to produce the remaining oil and gas reserves and that the Company was unable to attract any additional third party gas without substantial capital investment.  As a result, the Company elected to sell its Swan Creek oil and gas assets and its pipeline assets and focus on its oil production from its Kansas Properties.

On March 1, 2013, the Company entered into an agreement with Swan Creek Partners LLC to sell all of the Company’s oil and gas leases and producing assets in Tennessee as well as the Company’s pipeline assets for $1.5 million.  The Company closed this sale on August 16, 2013.

The associated revenues and expenses net of taxes of the Company’s pipeline assets have been classified as discontinued operations in the Statements of Operations for the years ended December 31, 2012 and 2013.  As the Swan Creek oil and gas assets represented only a small portion of the Company’s full cost pool, the associated revenues and expenses were classified in continuing operations for the years ended December 31, 2012 and 2013.

During 2013, prior to the closing of the sale of the Tennessee oil and gas assets, the Company had 14 producing gas wells and 6 producing oil wells in the Swan Creek Field.  Gross gas production volumes from the Swan Creek Field during 2013 until the sale of the properties averaged approximately 226 Mcfd compared to 216 Mcfd produced during year ended December 31, 2012. Gross oil sales volumes from the Swan Creek field during 2013 until the sale of the properties averaged approximately 16.7 BOPD compared to approximately 13.4 BOPD produced during the year ended December 31, 2012.

3.  Manufactured Methane Facilities

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with predecessors in interest of Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC.  The Agreement provided that MMC would purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee and located about two miles from the Company’s pipeline.  The Company’s pipeline was sold on August 16, 2013.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  The Company constructed a pipeline to deliver the extracted methane gas to the Company’s then existing pipeline (the “Methane Project”).

MMC declared startup of commercial operations of the Methane Project on April 1, 2009.  The total cost for the Methane Project through startup, including pipeline construction, was approximately $4.5 million.

On August 27, 2009, the Company entered into a five-year fixed price gas sales contract with Atmos Energy Marketing, LLC, (“AEM”) in Houston, Texas, a nonregulated unit of Atmos Energy Corporation (NYSE: ATO) for the sale of the methane component of landfill gas produced by MMC at the Carter Valley Landfill.  The agreement provided for the sale of up to 600 MMBtu per day.  The contract was effective beginning with September 2009 gas production and ended July 31, 2014.  The agreed contract price of over $6 per MMBtu was a premium to the then current five-year strip price for natural gas on the NYMEX futures market.

In April 2011, MMC purchased from Parkway Services Group of Lafayette, Louisiana a Caterpillar genset which was delivered in late 2011 and installed at the plant site for generation of electricity.  Total cost of the generator including installation and interconnection with the power grid was approximately $1.1 million.

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site.  The electricity generated is sold under a ten year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority through TVA’s Generation Partners program.  That program accepted generated renewable power up to 999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract pays MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH).  Current price paid to MMC is approximately $.129 per KWH.  In December 2013, the contract was extended by agreement between the Company, Holston Electric Cooperative, and TVA for an additional ten years beginning in January 2022 at the current price rate less the three-cent “green” premium.  A one-eighth royalty on electricity revenues is paid to the landfill owner.

During 2013, the Methane Project was online approximately 29% of the time resulting in gas sales net revenues net of royalty of $117,000 and the electric generation was online approximately 27% of the time resulting in electric sales net revenues of $263,000. The significant downtime during 2013 was primarily a result of consistent high levels of oxygen included in the gas coming from the landfill, causing the equipment to shut down until lower oxygen levels on a consistent basis were achieved. As result of this significant down time, the Company reconfigured the fuel supply, added some additional electric generation related equipment, and began an electric generation only program at the Carter Valley site.  The cost of the reconfiguration and addition equipment was approximately $274,000 and was operational in late February 2014.  During 2014, the electric generation was online approximately 56% of the time resulting in electric sales net revenues of approximately $524,000.  Approximately $518,000 of the 2014 revenues were realized during the period March 2014 through December 2014 during which the electric generation was online approximately 66% of the time.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Because the Payout Point was reached in February 2014 as described above, Hoactzin’s net profits interest in the Methane Project has decreased to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, ongoing operating expenses, and reduced production levels discussed above, no net profits as defined have been realized during the period from the project startup in April, 2009 through December 31, 2014 for payment to Hoactzin under the net profits interest.  All payments applied to reaching the Payout Point have been generated from the Program.

4.  Management Agreement with Hoactzin

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement expired on December 18, 2012.  The Company has entered into a transition agreement with Hoactzin whereby the Company will no longer perform operations, but will administratively assist Hoactzin in becoming operator of record of these wells and administratively assist Hoactzin in the transfer of the corresponding bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is the operator of record on certain of these wells.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.  The transition was anticipated to be completed by this time, and the transition agreement provides that the Company may hold Hoactzin’s drilling programs funds in suspense until the transition process has been completed.  As of December 31, 2014, the Company was holding approximately $590,000 of such funds pending completion of the transition process.

During the term of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the BSEE, as well as certain private parties.  In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement with IndemCo whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo. Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, thereby becoming jointly and severally liable with the Company for the obligations to IndemCo.  Dolphin Direct Equity Partners, L.P. is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin. Hoactzin had provided $6.6 million in cash to IndemCo as collateral for these potential obligations.  As of May 15, 2014, all bonds issued by IndemCo and subject to the Payment and Indemnity Agreement have been released by the BSEE and have been cancelled by IndemCo.  Accordingly, the exposure to the Company under any of the now cancelled IndemCo bonds or the indemnity agreement relating to those now cancelled bonds has decreased to zero.

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

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2014 and 2013 in the amount of $159,000 and $327,000, respectively.  The decrease in payables was due to payment by Hoactzin of invoices received by the Company from IndemCo related to bond premiums, which invoices have been paid by Hoactzin in full and the IndemCo bonds cancelled.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2014 and 2013 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  Since the second quarter of 2012, the only increase in the Hoactzin-related payables that have been recorded on the Company’s Consolidated Balance Sheets relate to the IndemCo bond premiums.  As all the IndemCo bonds have been cancelled, the outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2014 and 2013.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159 and $257” are $0 and $168,000 at December 31, 2014 and 2013, respectively.

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  While the civil penalty could ultimately be reduced in the judicial review process, as a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.  In the event any portion of the civil penalty is affirmed, the Company expects to seek reimbursement of such penalty from Hoactzin, pursuant to the terms of the Management Agreement.  However, there can be no assurances that the Company would be successful in such a claim.

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

Gas from the Company’s Methane Facility has been sold at the tailgate of the plant to Atmos Energy Marketing.  The contract with Atmos expired in July 2014.  Electricity generated at the site is sold to Holston Electric Cooperative.  The contract with Holston Electric had a ten year initial commitment and has been extended for an additional ten years as described above.  The contract will expire in January 2032.

Drilling Equipment

The Company does not currently own a drilling rig or any related drilling equipment.  The Company obtains drilling services as required from time to time from various drilling contractors in Kansas.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kansas by tank truck.  Natural gas sold from the Company’s Methane Facility has been distributed and transported by pipeline.  Electricity generated at the Company’s Methane Facility is distributed into the electric grid.

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

In 2014, no gas was produced or sold from the Methane Project.  If any gas is produced from the Methane Project in the future, the Company is dependent upon a small number of customers for the sale of gas from the Methane Project.  These customers are principally gas marketing companies, utility districts, and industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

The Company’s exploration, production and marketing operations are regulated extensively at the federal, state and local levels.  The Company has made and will continue to make expenditures in its efforts to comply with the requirements of environmental and other regulations.  Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell.  Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.  The Company’s operations are also subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  For example, in May 2014 the Company become subject to regulations under the federal Endangered Species Act relating to the protection of the lesser prairie chicken as a threatened species.  To avoid stringent penalties for violation of those regulations, the Company entered into a state-operated voluntary agreement avoiding those penalties provided certain protective methods are followed in drilling operations and remediation fees are paid by the Company for any wells determined to be likely to interfere with the habitat of the threatened species.  These fees may increase the Company’s costs to drill in Kansas by approximately $40,000 per well.  The Company owns or leases, and has in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws.  Under such laws, the Company could be required to remove or remediate previously released wastes or property contamination.

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

The Company maintains an Environmental Response Policy and Emergency Action Response Policy Program.  A plan was adopted which provides for the erection of signs at each well containing telephone numbers of the Company’s office.  A list is maintained at the Company’s office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company’s business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company.  Future legislation in this area will be enacted and revisions will be made in current laws.  No assurance can be given as to the affect these present and future laws, rules and regulations will have on the Company’s current and future operations.

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

The Company presently has 17 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, Tennessee, and Texas.

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

As of December 31, 2014, the outstanding principal amount of the Company’s indebtedness under its credit facility with Prosperity Bank (formerly F&M Bank & Trust Company) was approximately $734,000.  Although the Company’s indebtedness has been substantially reduced, the current or an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the disruption in the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

Agreements Governing the Company’s Indebtedness may Limit the Company’s Ability to Execute Capital Spending or to Respond to Other Initiatives or Opportunities as they May Arise.

Because the availability of borrowings by the Company under the terms of the Company’s amended and restated credit facility with Prosperity Bank is subject to an upper limit of the borrowing base as determined by the lender’s calculated estimated future cash flows from the Company’s oil and natural gas reserves, the Company expects any sharp decline in the pricing for these commodities, if continued for any extended period, would very likely result in a reduction in the Company’s borrowing base.  A reduction in the Company’s borrowing base could be significant and as a result, would not only reduce the capital available to the Company but may also require repayment of principal to the lender under the terms of the facility. Additionally, the terms of the Company’s amended and restated credit facility with Prosperity Bank restrict the Company’s ability to incur additional debt.  The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities, including limitations on debt, liens, and dividends, voluntary redemptions of debt, investments, and asset sales.  In addition, the credit facility requires that the Company maintain compliance with certain financial tests and financial covenants.  If future debt financing is not available to the Company when required as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, the Company may be unable to invest needed capital for drilling and exploration activities, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt.  In addition, the Company may be forced to sell some of the Company’s assets on an untimely basis or under unfavorable terms.  Any of these results could have a material adverse effect on the Company’s operating results and financial conditions.

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

The Company’s Credit Facility is Subject to Variable Rates of Interest, Which Could Negatively Impact the Company.

Borrowings under the Company’s credit facility with Prosperity Bank are at variable rates of interest and expose the Company to interest rate risk.  If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company’s income and cash flows would decrease.  The Company’s credit facility agreement contains certain financial covenants based on the Company’s performance.  If the Company’s financial performance results in any of these covenants being violated, Prosperity Bank may choose to require repayment of the outstanding borrowings sooner than currently required by the agreement.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field and the Company’s pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2014, the Company has an accumulated deficit of $23.6 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, and $0.8 million in 2014.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

The rate of production from the Company’s Kansas oil properties generally declines as reserves are depleted.  Except to the extent that the Company either acquires additional properties containing proved reserves, conducts successful exploration and development drilling, or successfully applies new technologies or identifies additional behind-pipe zones or secondary recovery reserves, the Company’s proved reserves will decline materially as production from these properties continues.  The Company’s future oil and natural gas production is consequently highly dependent upon the level of success in acquiring or finding additional reserves or other alternative sources of production.  Any decline in oil prices and any prolonged period of lower prices will adversely impact the Company’s future reserves since the Company is less likely to acquire additional producing properties during such periods.  The lower oil prices have a chilling effect on new drilling and development as such activities become far less likely to be profitable.  Thus, any acquisition of new properties poses a greater risk to the Company’s financial conditions as such acquisitions may be commercially unreasonable.

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

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2015 the Company expects that ceiling test failures will occur, requiring the Company to write-down its oil and gas properties.  If the Company assumes the oil price per barrel, before differentials, remains at $50 per barrel for the remainder of 2015, the Company would anticipate impairments of approximately $20 million during 2015.  The actual amount of impairment will be primarily contingent upon the actual oil prices received during 2015.

There is a Risk That the Company May Be Required to Write Down the Carrying Value of its Manufactured Methane Facilities.

The Company’s Manufactured Methane facilities are subject to review for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the methane facility assets.  Should this occur, the assets’ carrying amount will be reduced to its fair value and the excess over fair value net of any tax effects, will be charged to earnings. This expense may not be reversed in future periods.  In 2014, the Company recognized a non-cash impairment of its Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from estimated discounted cash flows, as well as certain expressions of interest with regard to the purchase by outside parties of the Company’s Manufactured Methane facilities.

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2014, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.   The effect of such write downs or reversals, if they occur, may be material and substantially adverse.

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

The Company has Significant Costs to Conform to Government Regulation of the Oil and Gas Industry.

The Company’s exploration, production, and marketing operations are regulated extensively at the federal, state and local levels.  The Company is currently in compliance with these regulations.  In order to maintain its compliance, the Company has made and will continue to make substantial expenditures in its efforts to comply with the requirements of environmental and other regulations.  Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs.  Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights.  These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell.  Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

The Company has Significant Costs Related to Environmental Matters.

The Company’s operations are also subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  The Company owns or leases, and has owned or leased, properties that have been leased for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the federal Water Pollution Control Act, the federal Endangered Species Act, and similar state laws.  Under such laws, the Company could be required to remove or remediate wastes or property contamination.

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

Insurance Does Not Cover All Risks.

Exploration for and development and production of oil can be hazardous, involving unforeseen occurrences such as blowouts, fires, and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or to the environment.  Although the Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent, insurance is not available to the Company against all operational risks.

The Company’s Methane Extraction Operation from Non-conventional Reserves Involves Substantial Costs and is Subject to Various Economic, Operational, and Regulatory Risks.

The Company’s operations in its existing project involving the extraction of methane gas from non-conventional reserves such as landfill gas streams, required investment of substantial capital and is subject to the risks typically associated with capital intensive operations, including risks associated with the availability of financing for required equipment, construction schedules, air and water environmental permitting, and locating transportation facilities and customers for the products produced from those operations which may delay or prevent startup of such projects.  After startup of commercial operations, the presence of unanticipated pressures or irregularities in constituents of the raw materials used in such projects from time to time, miscalculations or accidents may cause the Company’s project activities to be unsuccessful.  Although the technologies to be utilized in such projects are believed to be effective and economical, there are operational risks in the use of such technologies in the combination to be utilized by the Company as a result of both the combination of technologies and the early stages of commercial development and use of such technologies for methane extraction from non-conventional sources such as those to be used by the Company.  This risk could result in total or partial loss of the Company’s investment in such projects.  The economic risks of such projects include the marketing risks resulting from price volatility of the methane gas produced from such projects, which is similar to the price volatility of natural gas.  This project is also subject to the risk that the products manufactured may not be accepted for transportation in common carrier gas transportation facilities, although the products meet specified requirements for such transportation, or may be accepted on such terms that reduce the returns of such projects to the Company.  This project is also subject to the risk that the product manufactured may not be accepted by purchasers thereof from time to time and the viability of such projects would be dependent upon the Company’s ability to locate a replacement market for physical delivery of the gas produced from the project.

 We have been granted one U.S. patent and have been granted a continuation patent application relating to certain aspects of our methane extraction technology.  Our ability to license our technology is substantially dependent on the validity and enforcement of this patent.  We cannot assure you that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will provide us competitive advantages.  In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things: subsequently discovered prior art; lack of entitlement to the priority of an earlier, related application; or failure to comply with the written description, best mode, enablement or other applicable requirements. If a third party is successful in challenging the validity of our patent, our inability to enforce our intellectual property rights could materially harm our methane extraction business.  Furthermore, our technology may be the subject of claims of intellectual property infringement in the future.  Our technology may not be able to withstand third-party claims or rights against their use.

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

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 20, 2015, Mr. Salas individually and through Dolphin controls 21,057,492 shares of the Company’s common stock and had options granting him the right to acquire an additional 125,000 shares of common stock.  His ownership and voting control of approximately 34% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 24, 2015, the Company had 60,842,413 shares of common stock outstanding of which 21,326,718 shares were held by officers, directors, and affiliates.  In addition, options to purchase 855,250 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 24, 2015.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 3,021 square feet located at 6021 S. Syracuse Way, Suite 117, Greenwood Village, Colorado at an initial rental of $3,965 per month, expiring in May 2017.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease.

The Company carries insurance on its Kansas properties, methane facility, offices, vehicles, and office contents.  As of December 31, 2014, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2014 contained 27,189 gross acres in central Kansas.  Of these 27,189 gross acres, 14,230 acres were held by production and 12,959 acres were undeveloped.

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

During 2014, the Company drilled 9 gross wells and completed 1 well that was drilling at the end of 2013.  All of these wells were operated by the Company and the Company has a working interest of 100% in each well.  Of the 9 wells drilled in 2014, 4 of the wells were completed as producing wells.

All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

Tennessee Properties

The Company closed the sale of all its Tennessee oil and gas properties on August 16, 2013.

Reserve and Production Summary

The following tables indicate the county breakdown of 2014 production and reserve values as of December 31, 2014.
Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	116.5	0.824264	62.8%
Trego County, KS	33.8	0.809680	18.2%
Ellis County, KS	9.6	0.808810	5.2%
Barton County, KS	6.9	0.818072	3.7%
Graham County, KS	5.8	0.862460	3.1%
Russell County, KS	3.9	0.855852	2.1%
Pawnee County, KS	3.4	0.813759	1.8%
Rush County, KS	2.7	0.864319	1.5%
Osborne County, KS	1.7	0.591493	0.9%
Stafford County, KS	1.3	0.716138	0.7%
Total	185.6		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$22,400	$2,533	$24,933	61.7%
Trego County, KS	6,356	1,023	7,379	18.3%
Graham County, KS	1,376	1,732	3,108	7.7%
Ellis County, KS	1,884	-	1,884	4.7%
Barton County, KS	1,124	-	1,124	2.8%
Russell County, KS	827	-	827	2.0%
Rush County, KS	691	-	691	1.7%
Pawnee County, KS	236	-	236	0.6%
Stafford County, KS	102	74	176	0.4%
Osborne County, KS	18	41	59	0.1%
Total	$35,014	$5,403	$40,417	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2014 and 2013, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

Total Proved Reserves as of December 31, 2014

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	1,360	78	359	1,797
Future net cash flows before income taxes discounted at 10% (in thousands)	$32,059	$2,955	$5,403	$40,417

Total Proved Reserves as of December 31, 2013

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	1,465	110	465	2,040
Future net cash flows before income taxes discounted at 10% (in thousands)	$34,440	$4,868	$8,548	$47,856

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.  The Company’s Proved Undeveloped Reserves at December 31, 2014 included 27 locations as compared to 29 locations at December 31, 2013.  During 2014, one of the PUDs contributing reserves of 12 MBbl that existed at December 31, 2013 was drilled and moved into proved developed reserves, 9 PUDs contributing reserves of 155 MBbl were dropped from the PUD reserves at December 31, 2014, and there was a 50 MBbl downward revision in PUD reserves.  These reductions were partially offset by the addition of 8 PUD locations which contributed 111 MBbl of reserves at December 31, 2014.  Of the 9 locations that were dropped from the PUD reserves, 6 of these locations were dropped since they reached the 5 year limit that the Company is allowed to carry specific locations as a PUD reserve.  The future development cost related to the Company’s Proved Undeveloped locations at December 31, 2014 was approximately $8.7 million.  The Company intends to fund the drilling of these locations through operating cash flow and, as needed, supplement the funding by drawing on the Company’s credit facility.  All proved undeveloped reserves included in the Company’s report at December 31, 2014 and 2013 are related to oil prospects in Kansas.  During 2013, approximately 16.7 MBbl of proved undeveloped reserves that existed at December 31, 2012 were converted into proved developed reserves.

The oil price after basis adjustments used in our December 31, 2014 reserve valuation was $88.34 per Bbl compared to $90.11 per Bbl used in our December 31, 2013 reserve valuation.  The primary factors causing the decrease in proved reserve volumes from December 31, 2013 levels were 2014 proved developed reserve additions not being significant enough to offset 2014 production as well as downward revisions of certain producing properties, recompletions and polymers, and proved undeveloped locations.   (Refer to Note 15, Supplemental Oil and Gas Information, Standardized Measure of Discounted Future Net Cash Flows in the Company’s Notes to Consolidated Financial Statements for additional reserve information.)

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2014.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

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

Kansas
Years Ended December 31,	Gross Production		Net Production		Cost of Net Production	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2014	185.6	-	152.2	-	$31.77	$86.05	-
2013	203.9	-	162.5	-	$28.27	$91.00	-
2012	278.8	-	225.9	-	$22.48	$86.90	-

Tennessee
Years Ended December 31,	Gross Production		Net Production		Cost of Net Production	Average Sales Price
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2013	3.8	51.3	2.7	37.9	$28.90	$92.66	$3.94
2012	4.9	78.8	3.5	56.2	$39.08	$88.29	$3.35

Oil and Gas Drilling Activities

Kansas

During 2014, the Company drilled 9 gross wells and completed 1 well that was drilling at the end of 2013.  All of these wells were operated by the Company and the Company has a working interest of 100% in each well.  Of the 9 wells drilled in 2014, 4 of the wells were completed as producing wells.

Tennessee

In August 2013, the Company completed the sale of all its oil and gas producing and non-producing properties in Tennessee.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2014, 2013 and 2012 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	5	5	6	5	15	15
Dry Holes	5	5	-	-	5	5

Productive Wells

As of December 31, 2014, the Company held a working interest in 215 gross wells and 209 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.  Tennessee productive wells were sold in August 2013.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2014 the Company owned working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	14,230	11,756	12,959	10,299	27,189	22,055

The following table identifies the number of gross and net undeveloped acres as of December 31, 2014 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2015	2016	2017	Total
Gross Acres	2,486	3,200	7,273	12,959
Net Acres	2,073	2,547	5,679	10,299

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

Market Information

The Company’s common stock is listed on the NYSE MKT exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE MKT during the fiscal years ended December 31, 2014 and December 31, 2013 are set forth below.

For the Quarters Ending	High	Low

March 31, 2014	$0.57	$0.37
June 30, 2014	$0.52	$0.41
September 30, 2014	$0.50	$0.40
December 31, 2014	$0.51	$0.25

March 31, 2013	$0.82	$0.60
June 30, 2013	$0.71	$0.48
September 30, 2013	$0.58	$0.35
December 31, 2013	$0.48	$0.37

Holders

As of March 24, 2015, the number of shareholders of record of the Company’s common stock was 275 and management believes that there are approximately 1,869 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2014 or 2013 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2014, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2014 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2014.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net loss from continuing operations of $(788,000) or $(0.01) per share in 2014 compared to net income from continuing operations of $3.0 million or $0.05 per share in 2013 and net income from continuing operations of $4.2 million or $0.07 per share in 2012.  The Company did not report net income or loss from discontinued operations in 2014 as the Company’s pipeline assets were sold in August 2013.  The Company did report a net loss from discontinued operations of $(0.14) million or $(0.00) per share in 2013 compared to a net loss from discontinued operations of $(4.3) million or $(0.07) per share in 2012.  The net loss from discontinued operations in 2012 was primarily due to impairments of the Company’s pipeline assets in the amounts of approximately $3.4 million.   Discontinued operations are net of associated taxes.

The Company realized revenues of approximately $13.8 million in 2014 compared to $15.7 million in 2013 and $20.6 million in 2012.  During 2014, revenues decreased approximately $(1.9) million of which $1.2 million was related to decreases in oil sales volumes from 166.2 MBbl in 2013 to 153.5 MBbl in 2014.  The more significant production declines were experienced in the Albers, Coddington, Liebenau, McElhaney A, Veverka A, and Veverka C leases.  These decreases were primarily due to natural declines from higher levels of production as a result of drilling and polymers on these leases during 2011 and the first half of 2012.  These production declines were partially offset by production from the successful drilling of the Albers B #3, Albers C #1, Howard A #1, and Veverka D #4 wells and recompletions of the Hammeke #3 and McElhaney #1 wells.  In addition, $764,000 of this decrease related to a $4.98 per barrel decrease in the average oil price received from $91.03 per barrel received in 2013 to $86.05 per barrel received in 2014.  Also, there was a $140,000 decrease related to lower gas sales as the Tennessee oil and gas assets were sold in 2013 and a $117,000 decrease in gas sales at the Methane facility as the Company focused on electric generation only in 2014.  These decreases were partially offset by a $261,000 increase in electric generation revenues at the landfill related to an increase in runtime from 27% during 2013 to 56% during 2014.  During 2013, revenues decreased $4.9 million of which $5.2 million related to decreases in oil sales volumes from 226.6 MBbl in 2012 to 166.2 MBbl in 2013.  The more significant production declines were experienced in the Albers, Coddington, Hilgers B, Liebenau, McElhaney A, Veverka A, and Zerger A leases.  These decreases were primarily due to higher 2012 production as a result of drilling and polymers on these leases during 2011 and the first half of 2012.  In addition there was also a $(0.3) million decrease in sales from the Manufactured Methane facilities at the landfill related to increased downtime as a result of consistent high levels of oxygen in the landfill gas during 2013 which caused equipment to shut down until lower oxygen levels on a consistent basis were achieved.  These decreases were partially offset by a $0.7 million increase related to a $4.11 per barrel increase in the average oil price received from $86.92 per barrel received in 2012 to $91.03 per barrel received in 2013.  Gas prices received for sales of gas from the Swan Creek Field averaged $3.94 per Mcf in 2013, $3.35 per Mcf in 2012, and $4.28 per Mcf in 2011.  Oil prices received for sales of oil from the Swan Creek field averaged $92.66 per barrel in 2013, $88.29 per barrel in 2012, and $87.33 per barrel in 2011. Swan Creek field results during 2013 reflect only operating from the beginning of 2013 until the field was sold in August 2013.

The Company’s production costs and taxes were approximately $6.0 million in 2014, $5.5 million in 2013, and $7.2 million in 2012.  The $0.5 million increase in 2014 primarily related to a one-time $386,000 expense recorded during 2014 as a result of the IBLA affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s properties, a $307,000 increase due to changes in oil inventory, and a $226,000 increase in well workover and repair cost primary related to work done on the Croffoot B #6 SWD, M. Rogers #2, H Karst SWD, Liebenau #8 and Wehrli #1 wells.  These increases were partially offset by a $109,000 decrease in Swan Creek costs as these assets were sold in August 2013, a $185,000 decrease in Kansas property taxes related to natural declines as well as successful appeals, and a $68,000 decrease in landfill expenses primarily due to lower payroll costs.  The $(1.7) million decrease in 2013 related primarily to a $(0.4) million decrease in Kansas property taxes primarily related to successful appeals of 2012 property taxes, $(0.2) million reduction in Gulf of Mexico related operating cost as the Management Agreement with Hoactzin expired in December 2012, $(0.2) million decrease in Manufactured Methane facilities costs, and $(0.2) million related to Swan Creek and pipeline asset cost as these were sold in August 2013.

Depreciation, depletion, and amortization were approximately $3.0 million in 2014, $2.9 million in 2013, and $3.4 million in 2012.  The $118,000 increase in 2014 was primarily related to $448,000 due to an increase in the oil and gas depletion rate, a $26,000 increase in the methane facilities depreciation primarily related to capital spending in late 2013 and early 2014, partially offset by $(288,000) related to lower oil and gas sales volumes, and $(68,000) lower depreciation expense on other equipment due to the sale of the Tennessee oil and gas assets.  The $(0.5) million decrease in 2013 was primarily related to lower oil and gas depletion expense due to lower sales volume partially offset by an increase in the depletion rate.

The Company’s general and administrative cost was approximately $2.7 million in 2014, $2.1 million in 2013, and $2.6 million in 2012.  The $648,000 increase in 2014 was primarily related to $290,000 of costs incurred in 2014 for personnel, relocation cost, and office cost related to set up of the Denver office, a 2013 $98,000 reversal of a bad debt expense associated with the related party receivable, and $66,000 of consulting cost incurred in 2014 related to evaluating potential opportunities and review of the methane facility.  The $(554,000) decrease in 2013 was a $(341,000) decrease in bad debt expense primarily as a result of recording in 2012 $257,000 of expense for Hoactzin-related receivables that was decreased by $(98,000) in 2013 as a portion of the related payables were paid and or re-billed to Hoactzin, and a $(199,000) decrease in legal, accounting, and consulting expenses.  Compensation expense related to stock options was $32,000 in 2014 and was $(28,000) in 2013 and $52,000 in 2012.  The 2013 amount was comprised of $32,000 of current year compensation expense offset by reversal of $59,500 previously recognized as compensation expense.

In 2014, the Company recorded a non-cash impairment of its Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from future discounted cash flows, using the same historical costs and runtimes, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities. Although the Company believes the value realized from continued use of the Manufactured Methane facilities will be higher than the current carrying value, there can be no assurance that the Company will be able to increase runtime or reduce operating costs.  Even if the Company is able to increase runtime and reduce operating cost, the impairment recorded in 2014 cannot be reversed in a later period.

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

Net interest expense was $88,000 in 2014, $357,000 in 2013, and $743,000 in 2012.  The $(269,000) decrease in interest expense in 2014 was primarily due to a $4.4 million decrease in the average credit facility balance from $6.1 million during 2013 to $1.7 million during 2014.  The decrease was primarily due to low drilling, recompletion, and polymer activities during 2014 resulting in operating cash flows in excess of drilling, recompletion, and polymer costs being used to pay down the credit facility.  The $(386,000) decrease in interest expense in 2013 was primarily due to a $6.5 million decrease in the average credit facility balance from $12.6 million during 2012 to $6.1 million during 2013.  The decrease was primarily due to low drilling and polymer activities during the second half of 2012 and all of 2013 resulting in operating cash flows in excess of drilling and polymer costs being used to pay down the credit facility.

During 2014 and 2013, the Company did not have any open derivative positions.  During 2012, the Company recorded a $(0.14) million loss on derivatives.  The 2012 loss on derivatives was comprised solely of an unrealized loss (See Item 7A. “Commodity Risk”).

The Company recorded income tax benefit on continuing operations of $6,000 in 2014, and income tax expense of $2.0 million in 2013, and $2.3 million in 2012. (See Note 14.  Income Taxes in Notes to Consolidated Financial Statements)

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2015 the Company expects that ceiling test failures will occur, requiring the Company to write-down its oil and gas properties.  If the Company assumes the oil price per barrel, before differentials, remains at $50 per barrel for the remainder of 2015, the Company would anticipate impairments of approximately $20 million during 2015.  The actual amount of impairment will be primarily contingent upon the actual oil prices received during 2015.

Liquidity and Capital Resources

At December 31, 2014, the Company had a revolving credit facility with Prosperity Bank (formerly F&M Bank & Trust Company).  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2014, the Company’s borrowing base was $14.3 million.  The borrowing base was reduced to $7.8 million with the March 16, 2015 amendment to the credit agreement.  This reduction was primarily related to the significant decrease in the prices used by Prosperity Bank during their most recent borrowing base redetermination.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, and minimum liquidity ratios.  During 2014, 2013, and 2012, the Company was in compliance with all covenants.

On March 27, 2014, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s semiannual review of the Company’s currently owned producing properties was amended to reduce the Company’s borrowing base from $17.5 million to $14.3 million and extend the term of the facility to January 27, 2016.  The interest rate remained prime plus 0.50%.

On March 16, 2015, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s semiannual review of the Company’s then owned producing properties was amended to reduce the Company’s borrowing base from $14.3 million to $7.8 million and extend the term of the facility to January 27, 2017.  The interest rate remained prime plus 0.50%.

The total borrowing by the Company under the facility at December 31, 2014 and December 31, 2013 was $734,000 and $3.3 million, respectively.  The Company’s outstanding borrowing under the facility as of March 27, 2015 was approximately $843,000.  The next borrowing base review will take place in July 2015.

Net cash provided by operating activities from continuing operations was $6.6 million in 2014, $8.0 million in 2013, and $9.3 million in 2012.  Net cash used in operating activities from discontinued operations was $(85,000) in 2013 and $(265,000) in 2012.  The decrease in cash provided by operating activities in 2014 was primarily related to a $(1.9 million) decrease due to lower oil volumes and prices, $(648,000) due to an increase in general and administrative expense, a $(470,000) decrease due to an increase in production costs and taxes, partially offset by a $1.2 million increase in cash provided by working capital.  The decrease in cash provided by operating activities in 2013 was primarily related to a decrease in sales volumes, partially offset by increased oil prices, reduction in production costs and taxes, reduction in general and administrative costs and $1.3 million increase in cash flow provided by working capital.  The increase in cash provided by operating activities from continuing operations in 2012 was primarily due to a $3.3 million increase related to increased sales volumes, partially offset by a $(1.3) million increase in production costs and taxes and a $(1.2) million decrease in changes in working capital.  Cash flow provided by working capital was $1.4 million in 2014, and was $188,000 in 2013, and cash flow used in working capital was $(1.1) million in 2012.  The primary difference in changes in working capital in 2014 as compared to 2013 was a $449,000 decrease in inventory, a $576,000 decrease in accounts receivable primarily due to lower December revenues and reduction of related party receivables, a $323,000 increase in accrued liabilities, and a $121,000 receipt of the refund of the certificate of deposit used to collateralize Tennessee plugging obligations,  The difference in changes in working capital in 2013 as compared to 2012 was primarily posting cash collateral related to the appeal bond in 2012 and 2012 increase in equipment and materials inventory, partially offset by lower receivables in 2013 related to lower year-end revenues in 2013 as compared to 2012.

Net cash used in investing activities from continuing operations was $4.0 million in 2014, $2.2 million in 2013, and $7.6 million in 2012.  The $1.8 million increase in cash used in investing activities during 2014 as compared to 2013 was due primarily to a $1.4 million increase in drilling and recompletion activities during 2014 as compared to 2013, and a $280,000 increase in Manufactured Methane facility costs primarily related to equipment and reconfiguration of the electric generator.  The $5.4 million decrease in cash provided by investing activities in 2013 as compared to 2012 was due to decreased drilling and polymer activities in 2013 as compared to 2012, 2012 additions to the Manufactured Methane facilities, partially offset by the $1.0 million received in 2012 for payment in lieu of tax credits related to the Manufactured Methane facilities.

Net cash used in financing activities from continuing operations was $2.6 million in 2014, $5.7 million in 2013, and $1.8 million in 2012 resulting from excess cash flows from continuing operations used to pay down the Company’s credit facility.  Net cash used in financing activities from discontinued operations in 2013 was $(1.3) million resulting in the sale of the Company’s pipeline assets.  Net cash provided by financing activities from discontinued operations was $265,000 in 2012.  This funding in 2012 was used to finance the Company’s pipeline operations.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no natural gas imbalances at December 31, 2014 and 2013 as the Company sold its Tennessee oil and gas properties in August 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and electricity generation sales are billed each month.  No methane gas was sold during 2014.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $462,000 and $736,000 in unevaluated properties as of December 31, 2014 and 2013, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2014 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

Asset Retirement Obligations

The Company’s asset retirement obligations relate to the plugging, dismantling, and removal of wells drilled to date. The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”. Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.  The Company currently uses an estimated useful life of wells ranging from 20-40 years.  Management continues to periodically evaluate the appropriateness of these assumptions.

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

At December 31, 2014, federal net operating loss carryforwards amounted to approximately $20.2 million which expire between 2019 and 2031. The total deferred tax asset was $7.35 million and $7.34 million at December 31, 2014 and 2013, respectively.

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

Although management considers our valuation allowance as of December 31, 2014 and 2013 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement user with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective in the first quarter of 2015 for public companies with calendar year ends.  The Company does not expect this to impact its operating results, financial position, or cash flows.

In June 2014, the FASB issued ASU 2014-12 Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provided That a Performance Target Could Be Achieved after the Requisite Service Period.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption in permitted.  The Company does not expect this to impact its operating results, financial position, or cash flows.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This also provides guidance to a organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance is effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption in permitted for annual and interim reporting periods for which the financial statements have not previously been issued.  The Company does not expect this to impact its operating results, financial position, or cash flows.

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2014 (in thousands):
Contractual Obligations	Total	2015	2016	2017
Long-Term Debt Obligations[1]	$889	$65	$56	$768
Operating Lease Obligations	120	48	50	22
Estimated Interest on Long-Term Debt Obligations	82	36	31	15
Total	$1,091	$149	$137	$805

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2014 ranged from a low of $52.64 per barrel to a high of $98.51 per barrel.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2014 or 2013, but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2014, the Company had debt outstanding of approximately $889,000 including, as of that date, $734,000 owed on its credit facility with Prosperity Bank.  The interest rate on the credit facility is variable at a rate equal to the prime rate plus 0.50%.  This rate was 3.75% at December 31, 2014.   The Company’s remaining debt of $155,000 has fixed interest rates ranging from 3.9% to 7.25%.  As a result, the Company annual interest cost in 2014 fluctuated based on short-term interest rates on approximately 82.6% of its total debt outstanding at December 31, 2014.  During 2014, the Company paid approximately $71,000 of interest on the Prosperity Bank line of credit.  The impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the Prosperity Bank credit facility would be approximately $3,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31, 2014.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2014.

Forward-Looking Statements and Risk

Certain statements in this Report including statements of the future plans, objectives, and expected performance of the Company are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company’s control, and which would cause actual results to differ materially from those anticipated.  Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

1 The credit facility maturity date of January 27, 2017 is based on the March 16, 2015 amendment to the credit agreement.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, and other members of management have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Michael J. Rugen, the Company’s Chief Financial Officer is currently also serving as Company’s Chief Executive Officer on an interim basis.  Mr. Rugen is acting in both capacities and has executed the accompanying certifications as to both offices.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.  During 2014, certain transactions that were previously reviewed by the former CEO and Audit Committee are now performed by a third party accounting group and are reviewed by the CFO.  There have been no changes to the Company’s system of internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

On January 5, 2015, options to purchase 25,000 common shares at $0.25 per share were issued in the aggregate to the Company’s four directors.  These options fully vested upon grant date and will expire on January 4, 2020.

On February 19, 2015, in response to the current global market factors affecting revenues from sales of the Company's production of crude oil, the Board of Directors of the Company implemented reductions in the current compensation of the Company's officers.  As to the Company's Chief Financial Officer and interim Chief Executive Officer Michael J. Rugen, Mr. Rugen's salary as CFO and bonus as CEO was reduced effective February 2, 2015 by 18% from current levels, or about $42,000 per year. The 18% reduction will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to Mr. Rugen if he is still employed by the Company. Mr. Rugen expressly consented to this reduction as not constituting a "termination without Cause" under the terms of his Compensation Agreement dated September 18, 2013 but permitting him to invoke that provision in the event prices do recover as set out above but the compensation reduction is not rescinded or the reductions are not repaid.  As to the Company's Vice President, General Counsel, and Corporate Secretary Cary V Sorensen, the Company and Mr. Sorensen reached agreement on February 25, 2015 that as of March 2, 2015 his annual salary would be set at $91,000 per annum, a reduction from his current salary of $137,500 per annum, in consideration of the Company's agreement to permit Mr. Sorensen to serve as a full time employee from a virtual office in Galveston, Texas with presence in the Denver area headquarters as required. He will remain eligible for certain existing benefits: 401-K plan, bonus potential; Company-paid state bar membership dues and charges, and mobile phone charges. The Company also pays reasonable and customary office operating expenses. The Company would pay for business travel on a mileage basis and out of pocket travel costs. However, as to health insurance, Mr. Sorensen will obtain a combination of private/governmental health and disability insurance in lieu of the Company plans, with the Company reimbursing up to $13,000 per year in premiums incurred by him in doing so, resulting in about $9,000 in savings to the Company compared to current insurance premium costs. In addition, Mr. Sorensen's $91,000 salary will be reduced effective March 2, 2015 by 10%. In like manner as set out above for Mr. Rugen, the 10% reduction on Mr. Sorensen's salary will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his salary shall revert to $91,000 per annum. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made from the $91,000 salary level will be reimbursed to Mr. Sorensen if he is still employed by the Company. This agreement is not an employment contract, but does provide that in the event Mr. Sorensen were terminated without cause during the year following, he would receive a severance payment in the amount of six months' salary in effect at time of any such termination.

On March 16, 2015, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $14.3 million to $7.8 million and extend the term of the facility to January 27, 2017. The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 3.75% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company’s outstanding borrowing under the facility as of March 27, 2015 was approximately $843,000.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE

Matthew K. Behrent	Director	03/27/2007	44

Hughree F. Brooks	Director	12/03/2010	60

Peter E. Salas	Director; Chairman of the Board	10/08/2002 10/21/2004	60

Richard M. Thon	Director	11/22/2013	59

Michael J. Rugen	Chief Financial Officer; Chief Executive Officer (interim)	09/28/2009 06/24/2013	54

Cary V. Sorensen	Vice-President; General Counsel; Secretary	07/09/1999	66

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

Peter E. Salas has been President of Dolphin Asset Management Corp. and its related companies since he founded it in 1988.  Prior to establishing Dolphin, he was with J.P. Morgan Investment Management, Inc. for ten years, becoming Co-manager, Small Company Fund and Director-Small Cap Research.  He received an A.B. degree in Economics from Harvard in 1978.  Mr. Salas was elected to the Board of Directors on October 8, 2002. During a portion of the last five years, Mr. Salas also served on the Board of Directors of Southwall Technologies, Inc. and Williams Controls, Inc.  The business experience, attributes, and skills gained by Mr. Salas in these sophisticated financial positions, together with his service as director of other public companies and his capacity as controlling person of the Company’s largest shareholder directly apply to and support his qualification as a director, and lead to the conclusion that Mr. Salas should serve as a Director of the Company.

Richard M. Thon began a career with ARAMARK Corporation in 1987.  ARAMARK is based in Philadelphia, has 250,000 employees worldwide, and provides food services, facilities management, and uniform and career apparel to health care institutions, universities, and businesses in 22 countries.  Mr. Thon served in various capacities in the Corporate Finance Department of ARAMARK culminating with the position of Assistant Treasurer when he retired in June 2002.  His responsibilities included bank credit agreements, public debt issuance, interest rate risk management, foreign subsidiary credit agreements, foreign exchange, letters of credit, insurance finance, off-balance-sheet finance, and real estate and equipment leasing. Prior to joining ARAMARK, Mr. Thon was a Vice President in the International Department of Mellon Bank.  Since his retirement in 2002, Mr. Thon has served in a variety of volunteer charitable and civic activities. In addition, during a portion of the past five years, he served on the board of ACT Conferencing, Inc.  Mr. Thon received a B.A. in Economics degree from Yale College in 1977 and a Masters of Business Administration degree in Finance from The Wharton School, University of Pennsylvania in 1979.  Mr. Thon’s experience in the fields of banking and finance directly apply to the business needs of the Company and lead to the conclusion that he will provide significant benefit to the Board and that he is qualified to serve as a Director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2014, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s financial officers and executives officers, including its Chief Executive Officer and Chief Financial Officer.  The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of these codes can be found at the Company’s internet website at www.tengasco.com.  The Company intends to disclose any amendments to its Codes of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s President, Chief Financial Officer or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver.  A copy of the Code of Ethics can be obtained free of charge by writing to Cary V. Sorensen, Secretary, Tengasco, Inc., 6021 S. Syracuse Way, Suite 117, Greenwood Village, CO 80111.

Audit Committee

During 2014, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE MKT Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE MKT Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of five (5) times in Fiscal 2014 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

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

☐
To review with management and the Company’s independent auditors the scope of the annual audit and quarterly statements, significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

☐	To review major changes to the Company’s auditing and accounting principles and practices suggested by the independent auditors;

☐	To monitor the independent auditor's relationship with the Company;

☐	To advise and assist the Board of Directors in evaluating the independent auditor's examination;

☐	To supervise the Company's financial and accounting organization and financial reporting;

☐
To nominate, for approval of the Board of Directors, a firm of certified public accountants whose duty it is to audit the financial records of the Company for the fiscal year for which it is appointed; and

☐	To review and consider fee arrangements with, and fees charged by, the Company’s independent auditors.

Changes in Board Nomination Procedures

In 2014, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.   EXECUTIVE COMPENSATION

   Executive Officer Compensation

   The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer and other executive officers whose compensation exceeded $100,000 during fiscal years ended December 31, 2014 and December 31, 2013.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Option Awards	All Other Compensation[2]	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Michael J. Rugen,	2014	186,716	68,343	-	53,597	308,656
Chief Financial Officer	2013	155,770	52,500	-	14,828	223,098
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2014	137,940	5,000	-	9,788	152,728
General Counsel	2013	137,940	-	-	10,221	148,161
Jeffrey R. Bailey,
Chief Executive Officer (former)[4]	2013	98,500	27,000	-	6,933	132,433
Charles P. McInturff,
Vice President[5]	2013	182,970	-	-	12,335	195,305

2 The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan, personal use of company vehicles, and the portion of company-wide group term life insurance premiums allocable to these named executive officers.
3 Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013.  The information for Mr. Rugen for 2014 and 2013 includes compensation for his services as both CEO and CFO.  The bonus in 2014 and 2013 include $33,068 and $15,000 respectively for quarterly bonuses paid to Mr. Rugen as compensation to serve in the capacity as CEO.
4 Mr. Bailey resigned as Chief Executive Officer of the Company on June 28, 2013.
5 Mr. McInturff resigned as Vice President of the Company on December 16, 2013.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS
Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	exercisable	unexercisable
Michael J. Rugen	400,000	-	$0.50	9/27/2015
Cary V. Sorensen	74,000	-	$0.44	8/29/2015

Option and Award Exercises

During 2013, Mr. McInturff received a $59,520 payment in lieu of exercising his fully exercisable options to purchase 400,000 shares. This payment is the same economic benefit to Mr. McInturff as if he had made a cashless exercise of the options, and the Company elected to make such payment in lieu of issuing the shares and the resulting dilutive effect of doing so.   These options were to expire on February 1, 2013.  No other options were exercised during 2014 or 2013.

Employment Contracts and Compensation Agreements

On September 18, 2013, the Company and its Chief Financial Officer and interim Chief Executive Officer Michael J. Rugen entered into a written Compensation Agreement as reported on Form 8-K filed on September 24, 2013.  Under the terms of the Compensation Agreement, Mr. Rugen’s annual salary will increase from $150,000 to $170,000 per year in his capacity as Chief Financial Officer, and he will receive a bonus of $7,500 per quarter for each quarter during which he also serves as interim Chief Executive Officer.  At June 1, 2014, Mr. Rugen’s salary was increased to $199,826 per year in his capacity as Chief Financial Officer, the quarterly bonus received while in the capacity as interim Chief Financial Officer was increased to $8,815 per quarter.  The increases at June 1, 2014 were for cost of living adjustments related to the relocation of the corporate office from Knoxville to Greenwood Village.  The Compensation agreement is not an employment contract, but does provide that in the event Mr. Rugen were terminated without cause, he would receive a severance payment in the amount of six month’s salary in effect at the time of any such termination.

On February 25, 2015, the Company and its Vice President, General Counsel, and Corporate Secretary Cary V. Sorensen entered into a written Compensation Agreement as reported on Form 8-K filed on February 19, 2015.  Under the terms of the Compensation Agreement, effective March 2, 2015, Mr. Sorensen’s annual salary will be reduced from $137,500 to $91,000 in consideration of the Company's agreement to permit Mr. Sorensen to serve as a full time employee from a virtual office in Galveston, Texas with presence in the Denver area headquarters as required. He will remain eligible for certain existing benefits: 401-K plan, bonus potential; Company-paid state bar membership dues and charges, and mobile phone charges. The Company also pays reasonable and customary office operating expenses. The Company would pay for business travel on a mileage basis and out of pocket travel costs. However, as to health insurance, Mr. Sorensen will obtain a combination of private/governmental health and disability insurance in lieu of the Company plans, with the Company reimbursing up to $13,000 per year in premiums incurred by him.  The Compensation agreement is not an employment contract, but does provide that in the event Mr. Sorensen were terminated without cause, he would receive a severance payment in the amount of six month’s salary in effect at the time of any such termination.

There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long-term contracts to executive officers or key employees in the future.

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2014 were Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, with Mr. Brooks acting as Chairman.  Messrs. Behrent, Brooks, and Thon meet the current independence standards established by the NYSE MKT Rules to serve on this Committee.

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

 The Compensation/Stock Option Committee met four (4) times in Fiscal 2014. The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2014.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of the Plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2014.

DIRECTOR COMPENSATION FOR FISCAL 2014

	Fees earned or paid in cash	Option awards compensation [6]	Total
Name	($)	($)	($)
Matthew K. Behrent	$15,000	$5,464	$20,464
Hughree F. Brooks	$15,000	$5,464	$20,464
Richard M. Thon	$15,000	$5,464	$20,464
Peter E. Salas	$15,000	$5,464	$20,464

6 The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 13 Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K   for the year ended December 31, 2014 for information on the relevant valuation assumptions.
As of December 31, 2014, Mr. Behrent held 143,750 unexercised options; Mr. Brooks held 93,750 unexercised options; Mr. Salas held 143,750 unexercised options; and Mr. Thon held 25,000 unexercised options.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of March 20, 2015 with these computations being based upon 60,842,413 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 20, 2015.

FIVE PERCENT STOCKHOLDERS 7

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class

Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	20,420,652	33.6%

ICN Fund I, LLC c/o Rodney D. Giles P.O. Box 131420 Spring, TX 77393	Stockholder	3,112,121	5.1%

7 Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.  The shares set forth in the table are as of March 20, 2015.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [8]	Percent of Class[9]

Matthew K. Behrent	Director	158,000[10]	Less than 1%

Hughree F. Brooks	Director	100,000[11]	Less than 1%

Michael J. Rugen	Chief Financial Officer	400,000[12]	Less than 1%

Peter E. Salas	Director; Chairman of the Board	20,763,652[13]	34.1%

Cary V. Sorensen	Vice President; General Counsel; Secretary	310,226[14]	Less than 1%

Richard M. Thon	Director	31,250[15]	Less than 1%

All Officers and Directors as a group		21,763,128[16]	35.3%

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2014.

8 Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 20, 2015.
9 Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 60,842,413 shares of common stock being outstanding as of March 20, 2015.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 20, 2015 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.
10 Consists of 33,000 shares held directly and vested, fully exercisable options to purchase 125,000 shares.
11 Consists of vested, fully exercisable options to purchase 100,000 shares.
12 Consists of vested, fully exercisable options to purchase 400,000 shares.
13 Consists of directly, vested, fully exercisable options to purchase 125,000 shares, 218,000 shares held individually, and 20,420,652 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.
14 Consists of 236,226 shares held directly and vested, fully exercisable options to purchase 74,000.
15 Consists of vested, fully exercisable options to purchase 31,250 shares.
16 Consists of 487,226 shares held directly by directors and management, 20,420,652 shares held by Dolphin and vested, and fully exercisable options to purchase 855,250 shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[17]	900,250	$0.57	2,674,118
Equity compensation plans not approved by security holders	-	-	-
Total	900,250	$0.57	2,674,118

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2014 and 2013, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2014, the Company describes three transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence in 2013 and 2014.   As noted above in Item 1, Business, page 9, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These three 2007 transactions between the Company and Hoactzin are described at the following page locations in this Report and in the attached Notes to Consolidated Financial Statements:  (1) the Ten Well Program, see Item 1, Business, pages 9 and F-16; (2) the net profits agreement at the Methane Project, see Item 1, Business, pages 13 and F-16; and (3) the Management Agreement, see Item 1, Business, pages 13 and F-17.

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

The approximate dollar value of the amount of Hoactzin’s interest in each of these three 2007 transactions during each of the years 2014 and 2013 was as follows: (1) Ten Well Program - $148,000 in 2014; $568,000 in 2013 (calculated as the total payments attributable to Hoactzin for its program interest); (2) Net Profits agreement at the Methane Project - $0 in 2014;  $0 in 2013 (calculated as the amount of net profits payable to Hoactzin; the project generated no net profits as described in the agreement, and therefore no amount was paid to Hoactzin for net profits, in either 2014 or 2013); and (3) Management Agreement - $0 in 2014; $21,000 in 2013 (calculated as the amount payable by Hoactzin to the Company in reimbursement of one half of the salary and benefits of Patrick McInturff, as manager employed by the Company and excluding all vendor payables, bond premiums, and all other operating costs of Hoactzin’s properties, all of which were paid at all times by Hoactzin and not by the Company, in the ordinary course of Hoactzin’s ownership and not under the Management Agreement).

In addition to the three 2007 transactions, Hoactzin owns a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  Hoactzin’s interest in the 6 Well Program was $30,000 in 2014; and $45,000 in 2013 (calculated as the total payments attributable to Hoactzin for its program interest) and is expected to decrease in the future as the wells involved naturally decline in produced volumes.

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

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

☐            The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

☐            The Director is an affiliated person19 of the Company or any of its subsidiaries.

☐            The Director participated in the preparation of the Company’s financial statements at any time during the past three years.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s current independent accountants, Hein & Associates (“Hein”), for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2014 and December 31, 2013:

AUDIT AND NON-AUDIT FEES
	2014	2013

Audit Fees	$134,316	$131,275
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$134,316	$131,275

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

All of the services for 2014 and 2013 were performed by the full-time, permanent employees of Hein.

All of the 2014 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Hein were compatible with maintaining its independence and concluded they were.

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

3.	Exhibits.

The following exhibits are filed with, or incorporated by reference into this Report:

Exhibit Index

Exhibit Number	Description

3.1	Delaware Certificate of Incorporation (Incorporated by reference to Exhibit B to registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed May 2, 2011).

3.2*	Amended and Restated Bylaws as of November 13, 2014

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

10.16
Fourteenth Amendment to Loan and Security Agreement dated October 24, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.17
Fifteenth Amendment to Loan and Security Agreement dated March 17, 2014 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.18*	Sixteenth Amendment to Loan and Security Agreement dated September 23, 2014 between Tengasco, Inc. as borrower and Prosperity Bank as Lender

10.19*	Seventeenth Amendment to Loan and Security Agreement dated March 16, 2015 between Tengasco, Inc. as borrower and Prosperity Bank as Lender

10.20*	Agreement of Compensation between Tengasco, Inc. and Cary V. Sorensen as Vice President, General Counsel, and Corporate Secretary dated February 25, 2015

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).

21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).

23.1*	Consent of LaRoche Petroleum Consultants, Ltd.

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2014

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRLTaxonomy Presentation Linkbase Document

* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
s/ Matthew K. Behrent	Director	March 30, 2015
Matthew K. Behrent

s/ Hughree F. Brooks	Director	March 30, 2015
Hughree F. Brooks

s/ Peter E. Salas	Director	March 30, 2015
Peter E. Salas

s/ Richard M. Thon	Director	March 30, 2015
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 30, 2015
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2014, 2013, and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

s/ Hein & Associates LLP

Denver, Colorado
March 30, 2015

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2014	2013

Assets

Current
Cash and cash equivalents	$35	$54
Accounts receivable, less allowance for doubtful accounts of $14 and $0	877	1,285
Accounts receivable-related party, less allowance for doubtful accounts of $159 and $257	-	168
Inventory	804	1,253
Deferred tax asset - current	68	130
Other current assets	311	312
Total current assets	2,095	3,202

Restricted cash	386	507
Loan fees, net	18	35
Oil and gas properties, net (full cost accounting method)	25,413	24,123
Manufactured Methane facilities, net	1,634	4,389
Other property and equipment, net	200	247
Deferred tax asset - noncurrent	7,283	7,209

Total assets	$37,029	$39,712

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2014	2013

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$455	$367
Accounts payable – other	159	327
Accounts payable – related party	590	412
Accrued liabilities	759	444
Current maturities of long-term debt	65	82
Total current liabilities	2,028	1,632

Asset retirement obligation	2,008	1,780
Long term debt, less current maturities	824	3,375
Total liabilities	4,860	6,787

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000 Shares; 60,842,413 shares issued and outstanding	61	61
Additional paid in capital	55,703	55,671
Accumulated deficit	(23,595)	(22,807)
Total stockholders’ equity	32,169	32,925

Total liabilities and stockholders’ equity	$37,029	$39,712

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2014	2013	2012

Revenues	$13,788	$15,700	$20,557

Cost and expenses
Production costs and taxes	5,994	5,524	7,182
Depreciation, depletion, and amortization	3,030	2,912	3,403
General and administrative	2,707	2,059	2,613
Impairment	2,796	-	-
Total cost and expenses	14,527	10,495	13,198

Income (loss) from operations	(739)	5,205	7,359

Other income (expense)
Net interest expense	(88)	(357)	(743)
(Loss) on derivatives	-	-	(142)
Gain on sale of assets	33	118	83
Total other (expense)	(55)	(239)	(802)

Income (loss) from continuing operations before income tax	(794)	4,966	6,557

Deferred income tax expense	12	(1,915)	(2,226)
Current income tax expense	(6)	(95)	(87)

Net income (loss) from continuing operations	$(788)	$2,956	$4,244

(Loss) from discontinued operations, net of income tax benefit	$-	$(137)	$(4,311)

Net income (loss)	$(788)	$2,819	$(67)

Net income (loss) per share - Basic
Net income (loss) from continuing operations	$(0.01)	$0.05	$0.07
Net loss from discontinued operations	-	$(0.00)	$(0.07)

Net income (loss) per share - Diluted
Net income (loss) from continuing operations	$(0.01)	$0.05	$0.07
Net loss from discontinued operations	-	$(0.00)	$(0.07)

Shares used in computing earnings per share
Basic	60,842,413	60,842,413	60,778,356
Diluted	60,849,931	60,919,878	61,154,631

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	60,737,413	$61	$55,595	$(25,559)	$30,097

Net loss	-	-	-	(67)	(67)
Options and compensation expense	-	-	52	-	52
Common stock issued for exercise of options	105,000	-	52	-	52
Balance, December 31, 2012	60,842,413	$61	$55,699	$(25,626)	$30,134

Net income	-	-	-	2,819	2,819
Options and compensation expense	-	-	(28)	-	(28)
Common stock issued for exercise of options	-	-	-	-	-
Balance, December 31, 2013	60,842,413	$61	$55,671	$(22,807)	$32,925

Net loss	-	-	-	(788)	(788)
Options and compensation expense	-	-	32	-	32
Balance, December 31, 2014	60,842,413	$61	$55,703	$(23,595)	$32,169

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss) from continuing operations	$(788)	$2,956	$4,244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	3,030	2,912	3,403
Amortization of loan fees-interest expenses	17	32	55
Accretion of discount on asset retirement obligation	114	120	132
Impairment	2,796	-	-
Gain on sale of vehicles/equipment	(33)	(118)	(83)
Compensation and services paid in stock options / equipment	32	50	52
Deferred income tax expense	(12)	1,915	2,226
Loss on derivatives	-	-	142
Allowance for doubtful accounts	-	(84)	257
Changes in assets and liabilities
Restricted cash	121	-	(386)
Accounts receivable	576	307	(89)
Inventory and other assets	450	31	(694)
Accounts payable	58	103	196
Accrued liabilities	323	(184)	(95)
Settlement on asset retirement obligations	(113)	(69)	(52)
Net cash provided by operating activities – continuing operations	6,571	7,971	9,308
Net cash (used in) in operating activities – discontinued operations	-	(85)	(265)
Net cash provided by operating activities	6,571	7,886	9,043
Investing activities
Net additions to oil and gas properties	(3,708)	(2,314)	(8,116)
Additions to Manufactured Methane facilities	(282)	(2)	(464)
Section 1603 refund – Manufactured Methane facilities	-	-	1,000
Additions to other property & equipment	(21)	(8)	(15)
Proceeds from sale of other property & equipment	17	106	22
Net cash (used in) investing activities – continuing operations	(3,994)	(2,218)	(7,573)
Net cash provided by investing activities – discontinued operations	-	1,395	-
Net cash (used in) investing activities	(3,994)	(823)	(7,573)
Financing activities
Proceeds from exercise of options/warrants	-	-	52
Payment in lieu of exercise of options/warrants	-	(60)	-
Proceeds from borrowings	7,709	7,946	18,339
Repayment of borrowings	(10,305)	(13,606)	(20,133)
Loan fees	-	(10)	(30)
Net cash provided by (used in) financing activities – continuing operations	(2,596)	(5,730)	(1,772)
Net cash provided by (used in) financing activities – discontinued operations	-	(1,310)	265
Net cash provided by (used in) financing activities	(2,596)	(7,040)	(1,507)

Net change in cash and cash equivalents – continuing operations	(19)	23	(37)
Cash and cash equivalents, beginning of period	54	31	68
Cash and cash equivalents, end of period	$35	$54	$31

Supplemental cash flow information:
Cash interest payments	$71	$325	$688
Cash paid for taxes	$-	$38	$67
Supplemental non-cash investing and financing activities:
Financed company vehicles	$47	$188	$175
Asset retirement obligations incurred	$46	$26	$92
Revisions to asset retirement obligations	$138	$(48)	$-
Capital expenditures included in accounts payable and accrued liabilities	$207	$175	$-

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

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation, owned and operated a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  As the Company had entered into an agreement to sell the pipeline asset, it had been classified as “Assets held for sale” in the Consolidated Balance Sheet as of December 31, 2012 and the related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011. The Company sold of all its pipeline related assets on August 16, 2013. (See Note 7. Assets Held for Sale and Discontinued Operations)

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities for the extraction of methane gas from nonconventional sources for eventual sale to natural gas and electricity customers.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no material natural gas imbalances at December 31, 2014, 2013 or 2012.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of electricity are billed each month.  No methane gas was sold during 2014.

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

Restricted Cash

As security required by Tennessee oil and gas regulations, the Company placed $120,500 in a Certificate of Deposit to cover future asset retirement obligations for the Company’s Tennessee wells.  At December 31, 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash”.  On August 11, 2014, the State of Tennessee notified the holder of the Certificate of Deposit that the Company had fulfilled its obligations to the State with regard to future asset retirement obligations and therefore the Certificate of Deposit could be released.  The Company received these funds from the holder of the Certificate of Deposit in September 2014.  In addition, during the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond with RLI Insurance Company to appeal a civil penalty related to issuance of an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) concerning one of the Hoactzin properties operated by the Company pursuant to the Management Agreement (see Note 4).  At December 31, 2014 and 2013, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash” (see Note 11).

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average December oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2014 and 2013, inventory consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Oil – carried at lower of cost or market	$573	$765
Equipment and materials – carried at cost	231	488
Total inventory	$804	$1,253

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $462,000 and $736,000 in unevaluated properties as of December 31, 2014 and 2013, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Manufactured Methane Facilities

The Manufactured Methane facilities were placed into service in April 2009 and are being depreciated using the straight-line method over the useful life based on the estimated landfill closure date of December 2041.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $32,000 in 2014, $(28,000) in 2013, and $52,000 in 2012.  Compensation expense in 2013 was impacted by a reversal of $59,500 previously recognized as compensation expense.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2014 and 2013.  At December 31, 2014 and 2013, accounts receivable consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Revenue	$845	$1,179
Joint interest	24	35
Other	22	85
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$877	$1,285

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2014, federal net operating loss carryforwards amounted to approximately $20.2 million which expire between 2019 and 2031. The total deferred tax asset was $7.35 million and $7.34 million at December 31, 2014 and 2013, respectively.

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

Although management considers our valuation allowance as of December 31, 2014 and 2013 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

The Company’s primary business activities include oil and electricity sales to a limited number of customers in the states of Kansas and Tennessee.  The related trade receivables subject the Company to a concentration of credit risk.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue from the top three purchasers accounted for 79.3%, 16.5%, and 3.8% of total revenues for year ended December 31, 2014.  Revenue from the top three purchasers accounted for 79.8%, 14.9%, and 1.7% of total revenues for year ended December 31, 2013.  Revenue from the top three purchasers accounted for 79.9%, 14.3% and 2.2% of total revenues for the year ended December 31, 2012.  As of December 31, 2014 and 2013, two of our oil purchasers accounted for 84.5% and 92.6%, respectively of our accounts receivable, of which one oil purchaser accounted for 67.8% and 80.7%, respectively.

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

	For the years ended December 31,
	2014	2013	2012

Income (numerator):
Net income (loss) from continuing operations	$(788)	$2,956	$4,244
Net loss from discontinued operations	-	$(137)	$(4,311)
Weighted average shares (denominator):
Weighted average shares - basic	60,842,413	60,842,413	60,778,356
Dilution effect of share-based compensation, treasury method	7,518	77,465	376,275
Weighted average shares - dilutive	60,849,931	60,919,878	61,154,631
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$(0.01)	$0.05	$0.07
Discontinued Operations	-	$(0.00)	$(0.07)

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2014 and 2013.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2014 and 2013, the Company did not have any open derivatives.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

Discontinued Operations

During 2012, the Company committed to a plan to sell the Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Closing of this transaction occurred on August 16, 2013.  The related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.  The related cash flows have been classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.

As the Swan Creek oil and gas assets represented only a small portion of the Company’s full cost pool, these assets remained in oil and gas properties and the gain or loss on the sale was recorded against the full cost pool.  Until these properties were sold in August 2013, the related operations were classified in continuing operations. (See Note 7. Assets Held for Sale and Discontinued Operations)

2.   Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement user with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective in the first quarter of 2015 for public companies with calendar year ends.  The Company does not expect this to impact its operating results, financial position, or cash flows.

In June 2014, the FASB issued ASU 2014-12 Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provided That a Performance Target Could Be Achieved after the Requisite Service Period.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption in permitted.  The Company does not expect this to impact its operating results, financial position, or cash flows.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This also provides guidance to a organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance is effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption in permitted for annual and interim reporting periods for which the financial statements have not previously been issued.  The Company does not expect this to impact its operating results, financial position, or cash flows.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin would have been applied towards the determination of the Payout Point for the Ten Well Program.  However, through December 31, 2014, no payments were made to Hoactzin for its net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through December 31, 2014 for payment to Hoactzin under the net profits interest conveyed.

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

As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement terminated by its own terms on December 18, 2012.  The Company is assisting Hoactzin with becoming operator of record of these wells.  The Company has entered into a transition agreement with Hoactzin whereby Hoactzin and its controlling member indemnify the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is the operator of record on certain of these wells.

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

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2014 and 2013 in the amount of $159,000 and $327,000, respectively.  The decrease in payables was due to payment by Hoactzin of invoices received by the Company from IndemCo related to bond premiums, which invoices have been paid by Hoactzin in full and the IndemCo bonds cancelled.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2014 and 2013 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  Since the second quarter of 2012, the only increase in the Hoactzin-related payables that have been recorded on the Company’s Consolidated Balance Sheets relate to the IndemCo bond premiums.  As all the IndemCo bonds have been cancelled, the outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2014 and 2013.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159 and $257” are $0 and $168,000 at December 31, 2014 and 2013, respectively.

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of December 31, 2014 and 2013, the Company has suspended approximately $590,000 and $412,000 in payments, respectively.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2014	2013
Oil and gas properties, at cost	$49,388	$45,101
Unevaluated properties, at cost	462	736
Accumulated depreciation, depletion and amortization	(24,437)	(21,714)
Oil and gas properties, net	$25,413	$24,123

During the years ended December 31, 2014, 2013, and 2012, the Company recorded depletion expense of $2.8 million, $2.6 million and $3.0 million, respectively.

5. Manufactured Methane Facilities

The following table sets forth information concerning the Manufactured Methane facilities: (in thousands):

	December 31,
	2014	2013
Manufactured Methane facilities, at cost	$1,634	$4,945
Accumulated depreciation	-	(556)
Manufactured Methane facilities, net	$1,634	$4,389

During each of the years ended December 31, 2014, 2013, and 2012, the Company recorded depreciation expense of $163,000, $136,000, and $101,000, respectively.  In 2014, the Company recognized a non-cash impairment of the Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from estimated discounted cash flows, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities.  (See Note 10. Fair Value Measurements)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2014: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$17	$3
Vehicles	2-5 yrs	430	233	197
Other	5 yrs	63	63	-
Total		$513	$313	$200

Other property and equipment consisted of the following as of December 31, 2013: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$13	$7
Vehicles	2-5 yrs	475	235	240
Other	5 yrs	63	63	-
Total		$558	$311	$247

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2014, 2013, and 2012, the Company recorded depreciation expense of $101,000, $170,000, and $258,000, respectively.

7. Discontinued Operations

Discontinued operations represent the income and expenses related to the Company’s pipeline assets.  The pipeline assets were sold in August 2013.  The following table summarizes the amounts in net loss from discontinued operations, net of income tax presented in the consolidated statement of Operations for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Revenues	$22	$30
Production costs and taxes	(164)	(315)
Depreciation, depletion, and amortization	-	(223)
Impairment	-	(5,242)
Gain on sale of assets	128	-
Deferred income tax benefit	(180)	1,419
Current income tax benefit	57	20
Net loss from discontinued operations, net of income tax	$(137)	$(4,311)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

December 31,	2014	2013
Revolving credit facility, with interest only payment until maturity.	$734	$3,257
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	155	200
Total long-term debt	889	3,457

Less current maturities	(65)	(82)
Long-term debt, less current maturities	$824	$3,375

Future debt payments to unrelated entities as of December 31, 2014 consisted of the following: (in thousands)

	2015	2016	2017	Total
Bank Credit Facility	$-	$-	$734	$734
Company Vehicles	$65	$56	$34	$155
Total	$65	$56	$768	$889

At December 31, 2014, the Company had a revolving credit facility with Prosperity Bank (formerly F&M Bank & Trust Company).  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2014, the Company’s borrowing base was $14.3 million and the interest rate of prime plus 0.50% per annum.  The Company’s interest rate at December 31, 2014 was 3.75%, and matures on January 27, 2017.  The borrowing base remains subject to the existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, and minimum liquidity ratios.  The Company is in compliance with all of the credit facility covenants.

On March 16, 2015, the Company’s senior credit facility with Prosperity Bank was amended to decrease the Company’s borrowing base from $14.3 million to $7.8 million and extend the term of the facility to January 27, 2017. The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million.

The total borrowing by the Company under the Prosperity Bank facility at December 31, 2014 and December 31, 2013 was $734,000 and $3.3 million, respectively.  The next borrowing base review will take place in July 2015.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On December 15, 2013, the Company entered into a 38 month lease (2 months free) for office space in Greenwood Village Colorado.  The payment on this lease is approximately $2,700 per month and expired February 28, 2017.  On May 14, 2014, the lease was amended to include additional leased space at the Greenwood Village Colorado office.  The amendment extended the lease to expire on May 31, 2017.  The monthly lease payments were amended as follows: $3,965.06 per month for the period June 2014 through May 2015; $4,090.94 per month for the period June 2015 through May 2016; $4,216.81 per month for the period June 2016 through May 2017.  Future non-cancellable commitments related to this lease total approximately $48,000 due in 2015, $50,000 due in 2016, and $21,000 due in 2017.

Office rent expense for each of the three years ended December 31, 2014, 2013, and 2012 was $73,000, $92,000, and $80,000, respectively.

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  While the civil penalty could ultimately be reduced in the judicial review process, as a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3
Maufacured Methane facilities	$-	$-	$1,634

The following table sets forth the reconciliation of the change in value of the Company’s Manufactured Methane facilities from December 31, 2013 to December 31, 2014 (in thousands):

Balance December 31, 2013	$4,389

Additions	204
Depreciation Expense	(163)

Balance at December 31, 2014 prior to impairment	4,430

Pre-tax non-cash impairment	(2,796)

Balance December 31, 2014	$1,634

Fair value of the Manufactured Methane facilities at December 31, 2014 was based on estimated discounted future net cash flows, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2014 and December 31, 2013.

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2013 and 2014 (in thousands):

Balance December 31, 2012	$2,099

Accretion expense	120
Liabilities incurred	26
Liabilities settled	(417)
Revision in estimated liabilities	(48)

Balance December 31, 2013	$1,780

Accretion expense	114
Liabilities incurred	46
Liabilities settled	(70)
Revisions in estimated liabilities	138

Balance December 31, 2014	$2,008

The liabilities settled during 2013 also include removal of $348,000 from the Asset Retirement Obligation related to the sale of the Tennessee oil and gas properties.  The revisions in estimated liabilities in 2014 and 2013 resulted primarily from change in timing of wells to be plugged.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock option activity in 2014, 2013, and 2012 is summarized below:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	870,250	$0.59	1,372,250	$0.61	1,471,000	$0.61
Granted	100,000	$0.44	75,000	$0.54	87,500	$0.85
Exercised	-	$-	-	$-	(105,000)	$0.50
Expired/cancelled	(70,000)	$0.63	(577,000)	$0.72	(81,250)	$1.12
Outstanding, end of year	900,250	$0.57	870,250	$0.59	1,372,250	$0.61
Exercisable, end of year	900,250	$0.57	790,250	$0.60	1,212,250	$0.62

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$0.50	400,000	0.8	400,000
$0.43	50,000	0.1	50,000
$0.44	94,000	0.7	94,000
$1.08	50,000	1.3	50,000
$1.16	18,750	1.3	18,750
$0.84	18,750	1.5	18,750
$0.72	18,750	1.8	18,750
$0.75	18,750	2.0	18,750
$1.07	18,750	2.3	18,750
$0.81	18,750	2.5	18,750
$0.73	18,750	2.8	18,750
$0.64	18,750	3.0	18,750
$0.62	18,750	3.2	18,750
$0.48	18,750	3.5	18,750
$0.41	18,750	3.8	18,750
$0.41	25,000	4.0	25,000
$0.48	25,000	4.2	25,000
$0.44	25,000	4.5	25,000
$0.44	25,000	4.8	25,000

	900,250		900,250

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2014, the Company issued the following options to each of the non-executive directors that remain outstanding as of December 31, 2014. These options vested upon grant date.

Options Issued to Each Non-executive Director	Total Options Issued to Non-executive Directors	Exercise Price	Grant Date	Expiration Date
6,250	25,000	$0.41	1/3/2014	1/2/2019
6,250	25,000	$0.48	4/1/2014	3/31/2019
6,250	25,000	$0.44	7/2/2014	7/1/2019
6,250	25,000	$0.44	10/2/2014	10/1/2019

The weighted average fair value per share of options granted in 2014 was $0.22 and 2013 was $0.25 calculated using the Black Scholes option pricing model.

Compensation expense related to stock options was $32,000 in 2014 and was $(28,000) in 2013 and $52,000 in 2012.  The 2013 amount was comprised of $32,000 of current year compensation expense offset by reversal of $59,500 previously recognized as compensation expense.  This expense is recorded in “General and administrative” in the Consolidated Statements of Operations.  The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2014 of expected volatility of  53.3%, a risk free interest rate of 3.27% and an expected option life remaining from 0.1 to 4.8 years. The weighted average assumptions for 2013 were expected volatility of 47.6%, a risk free interest rate of 2.97% and an expected option life remaining from 0.1 to 4.8 years.  The weighted average assumptions used for 2012 were expected volatility of 65.0%, a risk fee interest rate of 2.71% and an expected option life remaining for 0.1 years to 4.8 years.

On January 5, 2015, options to purchase 25,000 common shares at $0.25 per share were issued to the Company’s non-executive directors.  These options fully vested upon grant date and will expire on January 4, 2020.

13. Income Taxes

The Company had taxable income for the years ended December 31, 2014, 2013 and 2012.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2014	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(270)
State income tax (benefit) expense	(40)
Permanent difference	304

Total income tax provision (benefit)	$(6)

Year Ended December 31, 2013	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$1,689	$(5)	$1,684
State income tax (benefit) expense	255	-	255
Permanent difference	4	-	4
Other	62	(62)	-
Net change in deferred tax asset valuation allowance	-	190	190

Total income tax provision (benefit)	$2,010	$123	$2,133

Year Ended December 31, 2012	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$2,229	$(1,955)	$274
State income tax (benefit) expense	43	-	43
Permanent difference	35	(84)	(49)
Other	6	-	6
Net change in deferred tax asset valuation allowance	-	600	600

Total income tax provision (benefit)	$2,313	$(1,439)	$874

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

In 2013, management determined using the “more likely than not” criteria for recognition that upon sale of the Pipeline asset, the Company would not be able to utilize the state net operating loss carryforwards associated with TPC and the Tennessee oil and gas properties, and therefore established an allowance for these state net operating loss carryforwards.  The total valuation allowance at December 31, 2014 and 2013 was $790,000.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $20.2 million which will expire between 2018 and 2031 if not utilized.  The Company recognizes the excess income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability under the “with” and “without” approach. Due to cumulative net operating loss carryforwards (“NOLs”) that exceeded the excess income tax benefits generated in prior reporting periods, the Company has not recognized the excess benefit of the tax deductions upon the exercise of stock options in any prior reporting period. As of December 31, 2014, the Company’s estimated net operating losses for tax return filing purposes exceeds the gross amount for financial reporting purposes by $1.9M. The tax effect of this excess tax benefit will be recorded as a reduction to APIC in a future reporting period when the cash benefit is realized.  Our open tax years include all returns filed for 2011 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2014	2013
Net deferred tax assets - current:
Charitable contribution	$-	$62
Bad debt	$68	$68
Total deferred tax assets – current	$68	$130

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$7,173	$7,723
Oil and gas properties	(894)	979
Property, Plant and Equipment	711	(1,562)
Asset retirement obligation	786	565
Tax credits	202	196
Miscellaneous	95	98
Valuation allowance	(790)	(790)
Total deferred tax assets – noncurrent	$7,283	$7,209

Net deferred tax asset	$7,351	$7,339

14.  Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data
 (In thousands, except per share data)

Fiscal Year Ended 2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$3,505	$3,985	$3,619	$2,679
Net income from continuing operations	424	377	425	(2,014)
Income per common share from continuing operations	$0.01	$0.01	$0.01	$(0.03)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fiscal Year Ended 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$4,314	$3,871	$4,034	$3,481
Net income from continuing operations	978	805	535	638
Net (loss) from discontinued operations	(41)	(33)	(54)	(9)
Income per common share from continuing operations	$0.02	$0.01	$0.01	$0.01
(Loss) per common share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Proved oil and gas properties	$49,388	$45,101
Unproved properties	462	736
Total proved and unproved oil and gas properties	$49,850	$45,837

Less accumulated depreciation, depletion and amortization	(24,437)	(21,714)
Net oil and gas properties	$25,413	$24,123

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2014	2013	2012
Property acquisitions proved	$-	$-	$-
Property acquisitions unproved	598	488	188
Exploration cost	2,367	914	4,608
Development cost	864	998	2,649
Total	$3,829	$2,400	$7,445

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2014	2013	2012

Revenues	$13,260	$15,325	$19,885
Production costs and taxes	(4,876)	(4,854)	(5,610)
Depreciation, depletion and amortization	(2,766)	(2,606)	(3,044)
Income from oil and gas producing activities	$5,618	$7,865	$11,231

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2012, 2013 and 2014.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2011	2,591	4	2,592

Revisions of previous estimates	(337)	61	(327)
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	186	-	186
Production	(227)	(43)	(234)
Sales of reserves in place	-	-	-

Proved reserves at December 31, 2012	2,213	22	2,217

Revisions of previous estimates	(153)	16	(151)
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	170	-	170
Production	(166)	(38)	(172)
Sales of reserves in place	(24)	-	(24)

Proved reserves at December 31, 2013	2,040	-	2,040

Revisions of previous estimates	(253)	-	(253)
Improved recovery	-	-	-
Purchase of reserves in place	-	-	-
Extensions and discoveries	164	-	164
Production	(154)	-	(154)
Sales of reserves in place	-	-	-

Proved reserves at December 31, 2014	1,797	-	1,797

Proved developed reserves at:
December 31, 2011	1,939	4	1,940
December 31, 2012	1,822	22	1,826
December 31, 2013	1,575	-	1,575
December 31, 2014	1,438	-	1,438

Proved undeveloped reserves at:
December 31, 2011	652	-	652
December 31, 2012	391	-	391
December 31, 2013	465	-	465
December 31, 2014	359	-	359

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s Proved Undeveloped Reserves at December 31, 2014 included 27 locations as compared to 29 locations at December 31, 2013.  During 2014, one of the PUDs contributing reserves of 12 MBbl that existed at December 31, 2013 was drilled and moved into proved developed reserves, 9 PUDs contributing reserves of 155 MBbl were dropped from the PUD reserves at December 31, 2014, and there was a 50 MBbl downward revision in PUD reserves.  These reductions were partially offset by the addition of 8 PUD locations which contributed 111 MBbl of reserves at December 31, 2014.  The future development cost related to the Company’s Proved Undeveloped locations at December 31, 2014 was approximately $8.7 million.  The Company intends to fund the drilling of these locations through operating cash flow and, as needed, supplement the funding by drawing on the Company’s credit facility.

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/14			Year Ended 12/31/13			Year Ended 12/31/12
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$40,417	-	$40,417	$47,856	-	$47,856	$53,906	$5	$53,911
Proved developed producing reserves (PDP)	$32,059	-	$32,059	$34,440	-	$34,440	$42,621	$5	$42,626
% of PDP reserves to total proved reserves	79%	-	79%	72%	-	72%	79%	-	79%
Proved developed non-producing reserves	$2,956	-	$2,956	$4,868	-	$4,868	$3,234	-	$3,234
% of PDNP reserves to total proved reserves	7%	-	7%	10%	-	10%	6%	-	6%
Proved undeveloped reserves (PUD)	$5,402	-	$5,402	$8,548	-	$8,548	$8,051	-	$8,051
% of PUD reserves to total proved reserves	14%	-	14%	18%	-	18%	15%	-	15%

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Future cash inflows	$158,792	$183,801	$194,941
Future production costs and taxes	(71,951)	(82,307)	(82,069)
Future development costs	(10,014)	(11,162)	(7,894)
Future income tax expenses	(13,092)	(18,910)	(19,472)
Future net cash flows	63,735	71,422	85,506

Discount at 10% for timing of cash flows	(29,204)	(32,714)	(40,152)
Standardized measure of discounted future net cash flows	$34,531	$38,708	$45,354

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$38,708	$45,354	$51,909
Sales, net of production costs and taxes	(8,385)	(10,471)	(14,275)
Discoveries and extensions, net of costs	4,231	4,047	6,967
Purchase of reserves in place	-	-	-
Sale of reserves in place	-	(767)	-
Net changes in prices and production costs	(829)	(1,277)	(6,067)
Revisions of quantity estimates	(6,610)	(4,306)	(9,883)
Previously estimated development cost incurred during the year	508	3,149	8,760
Changes in future development costs	(1,913)	(1,392)	(1,919)
Changes in production rates (timing) and other	1,312	368	(5,657)
Accretion of discount	4,247	4,593	6,223
Net change in income taxes	3,262	(590)	9,296
Balance, end of year	$34,531	$38,708	$45,354

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2014, 2013, and 2012, were $88.34, $90.11, $88.08 per barrel of oil respectively.  The gas price used in 2012 was $2.76. The Company’s proved reserves as of December 31, 2014, 2013 and 2012 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.