Form 10-Q
period 2015-03-31
TENGASCO INC
filed 2015-05-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at May 8, 2015.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2015	December 31, 2014

Assets

Current
Cash and cash equivalents	$83	$35
Accounts receivable, less allowance for doubtful accounts of $14	615	877
Accounts receivable – related party, less allowance for doubtful accounts of $159	-	-
Inventory	688	804
Deferred tax asset – current	68	68
Other current assets	280	311
Total current assets	1,734	2,095

Restricted cash	386	386
Loan fees, net	14	18
Oil and gas properties, net (full cost accounting method)	24,935	25,413
Manufactured Methane facilities, net	1,619	1,634
Other property and equipment, net	173	200
Deferred tax asset - noncurrent	7,614	7,283

Total assets	$36,475	$37,029

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2015	December 31, 2014

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$282	$455
Accounts payable – other	159	159
Accounts payable – related party	602	590
Accrued and other current liabilities	768	759
Current maturities of long-term debt	59	65
Total current liabilities	1,870	2,028

Asset retirement obligation	2,027	2,008
Long term debt, less current maturities	921	824
Total liabilities	4,818	4,860

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 shares issued and outstanding	61	61
Additional paid–in capital	55,706	55,703
Accumulated deficit	(24,110)	(23,595)
Total stockholders’ equity	31,657	32,169

Total liabilities and stockholders’ equity	$36,475	$37,029

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$1,634	$3,505

Cost and expenses
Production costs and taxes	1,202	1,399
Depreciation, depletion, and amortization	732	703
General and administrative	554	693
Total cost and expenses	2,488	2,795

Net income (loss) from operations	(854)	710

Other income (expense)
Interest expense	(12)	(31)
Gain on sale of assets	20	18
Total other income (expenses)	8	(13)

Income (loss) from operations before income tax	(846)	697

Deferred Income tax benefit (expense)	331	(273)

Net income (loss)	$(515)	$424

Net income (loss) per share
Basic	$(0.01)	$0.01
Fully diluted	$(0.01)	$0.01

Shares used in computing earnings per share
Basic	60,842,413	60,842,413
Diluted	60,842,413	60,847,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	60,842,413	$61	$55,703	$(23,595)	$32,169

Net income	-	-	-	(515)	(515)

Stock based compensation	-	-	3	-	3

Balance, March 31, 2015	60,842,413	$61	$55,706	$(24,110)	$31,657

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss) from operations	$(515)	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	732	703
Amortization of loan fees-interest expense	4	4
Accretion on asset retirement obligation	31	28
Gain on sale of assets	(20)	(18)
Stock based compensation	3	9
Deferred tax expense	(331)	273
Changes in assets and liabilities:
Accounts receivable	262	(159)
Inventory and other assets	147	45
Accounts payable	28	529
Accrued and other current liabilities	10	95
Settlement on asset retirement obligation	(11)	(48)
Net cash provided by operating activities	340	1,885

Investing activities
Additions to oil and gas properties	(409)	(479)
Additions to methane project	-	(266)
Additions to other property and equipment	-	(11)
Proceeds from sale of other property and equipment	32	17
Net cash (used in) investing activities	(377)	(739)

Financing activities
Repayments of borrowings	(1,415)	(2,956)
Proceeds from borrowings	1,500	1,800
Net cash provided by (used in) financing activities	85	(1,156)

Net change in cash and cash equivalents	48	(10)
Cash and cash equivalents, beginning of period	35	54
Cash and cash equivalents, end of period	$83	$44

Supplemental cash flow information:
Cash interest payments	$9	$27
Supplemental non-cash investing and financing activities:
Financed company vehicles	$28	-
Asset retirement obligations incurred	$-	$9
Capital expenditures included in accounts payable and accrued liabilities	$17	$363

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of Business and Significant Accounting Policies

Tengasco, Inc. (the “Company”) is a Delaware corporation.  The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of exploration and production is in Kansas.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates a treatment facility for the extraction of methane gas from nonconventional sources for eventual sale to natural gas customers or generation of electricity.  This facility is located at the Carter Valley landfill site in Church Hill, Tennessee.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no natural gas imbalances at March 31, 2015 or December 31, 2014.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and any sales of methane or electricity are billed each month.  No methane gas was sold during the quarters ended March 31, 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Restricted Cash

During the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond with RLI Insurance Company to appeal a civil penalty related to issuance of an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) concerning one of the Hoactzin properties operated by the Company pursuant to the Management Agreement (see Note 5).  At March 31, 2015 and December 31, 2014, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash” (see Note 11).

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, depreciation, and allocated interest cost.  The market component is calculated using the average March 2015 and December 2014 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials in inventory to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of March 31, 2015 and December 31, 2014.  The following table sets forth information concerning the Company’s inventory (in thousands):

	March 31, 2015	December 31, 2014

Oil – carried at market	$457	$573
Equipment and materials – carried at cost	231	231
Total inventory	$688	$804

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had unevaluated properties of $507,000 and $462,000 at March 31, 2015 and December 31, 2014, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at March 31, 2015 and December 31, 2014.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	March 31, 2015	December 31, 2014

Revenue	$584	$845
Joint interest	23	24
Other	22	22
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$615	$877

(2)	Income Taxes

The total deferred tax asset was $7.68 million and $7.35 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015 and December 31, 2014, the Company recorded a valuation allowance of $790,000.  Although management considers the valuation allowance as of March 31, 2015 and December 31, 2014 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.  The difference between the rate used to record tax expense and the statutory rate during the three months ended March 31, 2015 is primarily related to state income tax.

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

	For the Three Months Ended March 31,
	2015	2014

Income (numerator):
Net income (loss)	$(515)	$424
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,842,413
Dilution effect of share-based compensation, treasury method	-	5,366
Weighted average shares – dilutive	60,842,413	60,847,779
Earnings (loss) per share – Basic and Dilutive:
Basic	$(0.01)	$0.01
Dilutive	$(0.01)	$0.01

(4)	Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.  This guidance intends to simplify U.S. GAAP by changing the presentation of debt issuance costs.  Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect this to impact its operating results or cash flows.  However, there will be a resulting reclassification of debt issuance costs from assets to a reduction of liabilities

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(5)	Related Party Transactions

On September 17, 2007, the Company entered into a drilling program with Hoactzin Partners, L.P. (“Hoactzin”) for ten wells to be drilled on the Company’s Kansas Properties (the “Ten Well Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin. He was also at the time the sole shareholder and controlling person of Dolphin Management, Inc., the general partner of Dolphin Offshore Partners, L.P., which was the Company’s largest shareholder.

Under the terms of the Ten Well Program, Hoactzin would receive all the working interest in the ten wells in the Program, but would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses.  This is referred to as a management fee but, as defined, is in the nature of a net profits interest.  The fee paid to the Company by Hoactzin would increase to 85% if net revenues received by Hoactzin reached an agreed payout point (the “Payout Point”) for its interest in the Ten Well Program.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project").  Through March 31, 2015 no payments were made to Hoactzin for its net profits interest in the Methane Project, because no net profits were generated.

In February 2014, net revenues earned by Hoactzin from the Ten Well Program reached the Payout Point which increased the management fee due to the Company by Hoactzin from 25% to 85% and reduced the net profits interest in the Methane Project from 75% to 7.5%.

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage Hoactzin’s working interest in certain oil and gas properties located in the onshore Texas Gulf Coast, offshore Texas, and offshore Louisiana (the “Management Agreement”).   The Management Agreement terminated by its own terms on December 18, 2012.  The Company is assisting Hoactzin with becoming operator of record of these wells.  The Company has entered into a transition agreement with Hoactzin whereby Hoactzin and its controlling member indemnify the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company remains the operator of record on certain of these wells.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

During the course of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained from IndemCo, over time, bonds in the face amount of approximately $10.7 million for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters.   In connection with the issuance of these bonds the Company signed a Payment and Indemnity Agreement whereby the Company guaranteed payment of any bonding liabilities incurred by IndemCo.   Dolphin Direct Equity Partners, LP also signed the Payment and Indemnity Agreement, and was jointly and severally liable with the Company for the obligations to IndemCo.  Dolphin Direct Equity Partners, L.P. is a private equity fund controlled by Peter E. Salas that has a significant economic interest in Hoactzin.  As of May 15, 2014, all bonds issued by IndemCo and subject to the Payment and Indemnity Agreement were released by the BSEE and were cancelled by IndemCo.  Accordingly, the exposure to the Company under any of the now cancelled IndemCo bonds or the indemnity agreement relating to those bonds has decreased to zero.

 As part of the transition to Hoactzin becoming operator of its own properties, right-of-use and easement (“RUE”) bonds in the amount of $1.55 million were required by the regulatory process to be issued by Argonaut in the Company’s name as current operator.  Hoactzin is in the process of transferring these RUE bonds from the Company to Hoactzin.  Hoactzin and Dolphin Direct signed an indemnity agreement with Argonaut and provided all the collateral for the new Argonaut bonds, including 100% cash collateral for the RUE bonds issued in the Company’s name.  The Company is not party to any indemnity agreement with Argonaut and has not provided any collateral for any of the Argonaut bonds.  When the transfer of the RUE’s and associated bonds is approved, the transfer of operations to Hoactzin would be complete and the Company’s involvement in the Hoactzin properties will be ended.

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at March 31, 2015 and December 31, 2014 in the amount of $159,000.   The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2015 and December 31, 2014 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at March 31, 2015 and December 31, 2014.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  This results in no balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159”.

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells, the Company is suspending drilling payments to Hoactzin.  As of March 31, 2015 and December 31, 2014, the Company has suspended approximately $602,000 and $590,000 in payments, respectively.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2015	December 31, 2014

Oil and gas properties, at cost	$49,562	$49,388
Unevaluated properties	507	462
Accumulated depletion	(25,134)	(24,437)

Oil and gas properties, net	$24,935	$25,413

The Company recorded depletion expense of $696,000 and $636,000 for the three months ended March 31, 2015 and 2014, respectively.

(7)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2015 (in thousands):

Balance December 31, 2014	$2,008

Accretion expense	31
Liabilities incurred	-
Liabilities settled	(12)

Balance March 31, 2015	$2,027

Tengasco, Inc. and Subsidiaries
 Notes to Unaudited Condensed Consolidated Financial Statements

(8)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Note payable to a financial institution, with interest only payment until maturity.	$843	$734
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	137	155
Total long-term debt	980	889

Less current maturities	(59)	(65)
Long-term debt, less current maturities	$921	$824

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

The total borrowing by the Company under the Prosperity Bank facility at March 31, 2015 and December 31, 2014 was $843,000 and $734,000, respectively.  The next borrowing base review will take place in July 2015.

(9)	Manufactured Methane

The following table sets forth information concerning the Manufactured Methane facilities (in thousands):

	March 31, 2015	December 31, 2014

Manufactured Methane facilities, at cost	$1,634	$1,634
Accumulated depreciation	(15)	-
Manufactured Methane facilities, net	$1,619	$1,634

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $15,000 and $41,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2015 and December 31, 2014.

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

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to each employee and members of the Board of Directors if he is still employed by the Company or still a member of the Board of Directors.  As of March 31, 2015, the reductions were approximately $23,000.  The Company has not accrued any liabilities associated with these compensation reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first three months of 2015, 46.7 MBbl gross of oil were sold from the Company’s Kansas wells. Of the 46.7 MBbl, 35.6 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas wells during the first three months of 2015 of 35.6 MBbl of oil compares to net sales of 37.0 MBbl of oil during the first three months of 2014.  The Company’s net revenue from the Kansas properties was $1.5 million during the first three months of 2015 compared to $3.4 million during the first three months of 2014.  This decrease in net revenue was primarily due to a $1.8 million decrease related to a $49.91 per barrel decrease in the average Kansas oil price from $92.21 per barrel during the first three months of 2014 to $42.30 per barrel during the first three months of 2015, and $126,000 decrease related to the 1.4 MBbl Bbl decrease in Kansas sales volumes.  MMC revenues during the first three months of 2015 and 2014 were $116,000 and $82,000, respectively.

Comparison of the Quarters Ended March 31, 2015 and 2014

The Company reported a net loss of $(515,000) or $(0.01) per share of common stock during the first quarter of 2015 compared to net income of $424,000 or $0.01 per share of common stock during the first quarter of 2014.  The $939,000 decrease in net income was primarily due to a $1.9 million decrease in revenues, partially offset by a $197,000 decrease in production cost and taxes, a $139,000 decrease in general and administrative cost, and a $604,000 decrease in associated income tax expense.

The Company recognized $1.6 million in revenues during the first quarter of 2015 compared to $3.5 million during the first quarter of 2014. The revenue decrease from 2014 levels was primarily due to a $1.8 million decrease related to a $49.91 per barrel decrease in the average Kansas oil price from an average price of $92.21 per barrel during first quarter of 2014 compared to an average price of $42.30 per barrel during the first quarter of 2015, and a $126,000 decrease related to a 1.4 MBbl decrease in Kansas sales volumes, primarily from the Albers, Hilgers B, McElhaney A, and Veverka A, B, and C leases, partially offset by sales from the Howard A lease which began production in August 2014.  These decreases were partially offset by a $34,000 increase in methane facility revenues due to increased facility run time.

Production cost and taxes decreased $197,000 from $1.4 million during the first quarter of 2014 to $1.2 million during the first quarter of 2015.  This decrease was primarily due to a $192,000 decrease in workover costs related to costs incurred on the Croffoot B #6 SWD during the first quarter of 2014, a $90,000 decrease in Kansas property taxes, a $62,000 decrease in well repair and chemical cost, partially offset by a $155,000 change in oil inventory.

General and administrative costs decreased $139,000 from $693,000 during the first quarter of 2014 to $554,000 during the first quarter of 2015.  This decrease was primarily due to personnel and office costs incurred during the first quarter of 2014 related to set up of the Denver office.

Liquidity and Capital Resources

At March 31, 2015, the Company had a revolving credit facility with Prosperity Bank.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of March 31, 2015, the Company’s borrowing base was $7.8 million, the interest rate of prime plus 0.50% per annum, and the maturity date was January 27, 2017.  The Company’s interest rate at March 31, 2015 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, and minimum liquidity ratios.  The Company is in compliance with all of the credit facility covenants.

The total borrowing by the Company under the Prosperity Bank facility at March 31, 2015 and December 31, 2014 was approximately $843,000 and $734,000, respectively.  The next borrowing base review will take place in July 2015.

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

Net cash provided by operating activities decreased $1.5 million from $1.9 million during the first three months of 2014 to $340,000 during the first three months of 2015.  Cash flow provided by working capital was $436,000 during the first three months of 2015 compared to $462,000 provided by working capital during the first three months of 2014. The $1.5 million decrease in cash provided by operating activities was primarily due to a $1.9 million decrease in revenues, partially offset by a $197,000 decrease in production cost and taxes, a $139,000 decrease in general and administrative cost.  Net cash used in investing activities was $377,000 during the first three months of 2015 compared to $739,000 used in investing activities during the first three months of 2014.  The $362,000 decrease in net cash used in investing activities was primarily a result of a $266,000 reduction in methane facility costs related to start up of the electric only operations during the first quarter of 2014, and a $70,000 reduction in drilling, seismic, and leasehold cost during the first three months of 2015 as compared to the first three months of 2014.  Cash flow provided by financing activities during the first three months of 2015 was $85,000 as compared to cash flow used in financing activities of $1.2 million during the first three months of 2014.  This change was primarily due to lower cash flow from operating activities during the first three months of 2015 as compared to the first three months of 2014, primarily related to lower oil prices realized during the first three months of 2015 as compared to the first three months of 2014.

Critical Accounting Policies

During the quarter ended March 31, 2015, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to each employee and members of the Board of Directors if he is still employed by the Company or still a member of the Board of Directors.  As of March 31, 2015, the reductions equal approximately $23,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of March 31, 2015, the Company’s borrowing base was set at $7.8 million of which $843,000 had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in July 2015.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during the first three months of 2015 ranged from a low of $41.13 per barrel to a high of $44.37 per barrel.

As of March 31, 2015, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At March 31, 2015, the Company had debt outstanding of $980,000 including, as of that date, $843,000 owed on its credit facility with Prosperity Bank. As of March 31, 2015, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at March 31, 2015 was 3.75%.  The Company’s remaining debt of $137,000 has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $3,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2015.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2015 or December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

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

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015 which is incorporated by this reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

31	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.

32	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRLTaxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  May 14, 2015

TENGASCO, INC.

By: s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer