Form 10-Q
period 2015-06-30
TENGASCO INC
filed 2015-08-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,842,413 common shares at August 10, 2015.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets

Current
Cash and cash equivalents	$55	$35
Accounts receivable, less allowance for doubtful accounts of $14	794	877
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	782	804
Deferred tax asset – current	68	68
Other current assets	276	311
Total current assets	1,975	2,095
Restricted cash	386	386
Loan fees, net	12	18
Oil and gas properties, net (full cost accounting method)	24,319	25,413
Manufactured Methane facilities, net	1,604	1,634
Other property and equipment, net	151	200
Deferred tax asset - noncurrent	7,663	7,283
Total assets	$36,110	$37,029

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$136	$455
Accounts payable – other	159	159
Accounts payable – related party	619	590
Accrued and other current liabilities	630	759
Current maturities of long-term debt	55	65
Total current liabilities	1,599	2,028
Asset retirement obligation	2,059	2,008
Long term debt, less current maturities	868	824
Total liabilities	4,526	4,860
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 60,842,413 shares issued and outstanding	61	61
Additional paid–in capital	55,709	55,703
Accumulated deficit	(24,186)	(23,595)
Total stockholders’ equity	31,584	32,169
Total liabilities and stockholders’ equity	$36,110	$37,029

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,899	$3,985	$3,533	$7,489
Cost and expenses
Production costs and taxes	892	1,906	2,094	3,305
Depreciation, depletion, and amortization	702	755	1,434	1,458
General and administrative	418	675	972	1,368
Total cost and expenses	2,012	3,336	4,500	6,131
Net income (loss) from operations	(113)	649	(967)	1,358
Other income (expense)
Interest expense	(12)	(29)	(24)	(59)
Gain on sale of assets	—	—	20	18
Total other income (expenses)	(12)	(29)	(4)	(41)
Income (loss) from operations before income tax	(125)	620	(971)	1,317
Deferred Income tax benefit (expense)	49	(243)	380	(515)
Net income (loss)	$(76)	$377	$(591)	$802
Net income (loss) per share
Basic	$—	$0.01	$(0.01)	$0.01
Fully diluted	$—	$0.01	$(0.01)	$0.01
Shares used in computing earnings per share
Basic	60,842,413	60,842,413	60,842,413	60,842,413
Diluted	60,842,413	60,858,223	60,842,413	60,853,001

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	60,842,413	$61	$55,703	$(23,595)	$32,169
Net loss	—	—	—	(591)	(591)
Stock based compensation	—	—	6	—	6
Balance, June 30, 2015	60,842,413	$61	$55,709	$(24,186)	$31,584

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss) from operations	$(591)	$802
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,434	1,458
Amortization of loan fees-interest expense	6	9
Accretion on asset retirement obligation	63	57
Gain on sale of assets	(20)	(18)
Stock based compensation	6	18
Deferred tax expense (benefit)	(380)	515
Changes in assets and liabilities:
Accounts receivable	83	(227)
Inventory and other assets	57	248
Accounts payable	(88)	306
Accrued and other current liabilities	(124)	366
Settlement on asset retirement obligation	(10)	(86)
Net cash provided by operating activities	436	3,448
Investing activities
Additions to oil and gas properties	(475)	(1,778)
Additions to methane project	—	(274)
Additions to other property and equipment	—	(11)
Proceeds from sale of other property and equipment	31	17
Net cash (used in) investing activities	(444)	(2,046)
Financing activities
Repayments of borrowings	(2,422)	(5,482)
Proceeds from borrowings	2,450	4,059
Net cash provided by (used in) financing activities	28	(1,423)
Net change in cash and cash equivalents	20	(21)
Cash and cash equivalents, beginning of period	35	54
Cash and cash equivalents, end of period	$55	$33
Supplemental cash flow information:
Cash interest payments	$18	$50
Supplemental non-cash investing and financing activities:
Financed company vehicles	$28	—
Asset retirement obligations incurred	$—	$26
Capital expenditures included in accounts payable and accrued liabilities	$—	$16

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no natural gas imbalances at June 30, 2015 or December 31, 2014.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and any sales of methane or electricity are billed each month.  No methane gas was sold during the three months and six months ended June 30, 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Restricted Cash

During the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond with RLI Insurance Company to appeal a civil penalty related to issuance of an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) concerning one of the Hoactzin properties operated by the Company pursuant to the Management Agreement (see Note 5).  At June 30, 2015 and December 31, 2014, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash” (see Note 11).

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended June 30, 2015 and December 31, 2015.  These costs include production costs and taxes, allocated general and administrative costs, depreciation, and allocated interest cost.  The market component is calculated using the average June 2015 and December 2014 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carries equipment and materials in inventory to be used in its Kansas operation which are carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of June 30, 2015 and December 31, 2014.  The following table sets forth information concerning the Company’s inventory (in thousands):

	June 30, 2015	December 31, 2014
Oil – carried at market	$551	$573
Equipment and materials – carried at cost	231	231
Total inventory	$782	$804

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had unevaluated properties of $552,000 and $462,000 at June 30, 2015 and December 31, 2014, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10% plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.  No writedown or impairment of oil and gas properties was recorded for the three or six months ended June 30, 2015.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at June 30, 2015 and December 31, 2014.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	June 30, 2015	December 31, 2014
Revenue	$764	$845
Joint interest	22	24
Other	22	22
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$794	$877

(2)	Income Taxes

The total deferred tax asset was $7.73 million and $7.35 million at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015 and December 31, 2014, the Company recorded a valuation allowance of $790,000.  Although management considers the valuation allowance as of June 30, 2015 and December 31, 2014 adequate, material changes in these amounts may occur in the future based on tax audits and changes in legislation.  The difference between the rate used to record tax expense and the statutory rate during the three months and six months ended June 30, 2015 and 2014 is primarily related to state income tax.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income (numerator):
Net income (loss)	$(76)	$377	$(591)	$802
Weighted average shares (denominator):
Weighted average shares – basic	60,842,413	60,842,413	60,842,413	60,842,413
Dilution effect of share-based compensation, treasury method	—	15,810	—	10,588
Weighted average shares – dilutive	60,842,413	60,858,223	60,842,413	60,853,001
Earnings (loss) per share – Basic and Dilutive:
Basic	$—	$0.01	$(0.01)	$0.01
Dilutive	$—	$0.01	$(0.01)	$0.01

(4)	Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.  This guidance intends to simplify U.S. GAAP by changing the presentation of debt issuance costs.  Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect this to impact its operating results or cash flows.  However, for financial statement periods after December 31, 2015, there will be a resulting reclassification of debt issuance costs from assets to a reduction of liabilities.

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

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project").  Through June 30, 2015 no payments were made to Hoactzin for its net profits interest in the Methane Project, because no net profits were generated.

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

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at June 30, 2015 and December 31, 2014 in the amount of $159,000.   The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2015 and December 31, 2014 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at June 30, 2015 and December 31, 2014.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  This results in no balances being recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159”.

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells, the Company is suspending drilling payments to Hoactzin.  As of June 30, 2015 and December 31, 2014, the Company has suspended approximately $619,000 and $590,000 in payments, respectively.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has not advanced any funds to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2015	December 31, 2014
Oil and gas properties, at cost	$49,566	$49,388
Unevaluated properties	552	462
Accumulated depletion	(25,799)	(24,437)
Oil and gas properties, net	$24,319	$25,413

The Company recorded depletion expense of $1,360,000 and $1,325,000 for the six months ended June 30, 2015 and 2014, respectively.

(7)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2015 (in thousands):

Balance December 31, 2014	$2,008
Accretion expense	63
Liabilities incurred	—
Liabilities settled	(12)
Balance June 30, 2015	$2,059

(8)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Note payable to a financial institution, with interest only payment until maturity.	$803	$734
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	120	155
Total long-term debt	923	889
Less current maturities	(55)	(65)
Long-term debt, less current maturities	$868	$824

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The total borrowing by the Company under the Prosperity Bank facility at June 30, 2015 and December 31, 2014 was $803,000 and $734,000, respectively.  The next borrowing base review will take place in August 2015.

(9)	Manufactured Methane

The following table sets forth information concerning the Manufactured Methane facilities (in thousands):

	June 30, 2015	December 31, 2014
Manufactured Methane facilities, at cost	$1,634	$1,634
Accumulated depreciation	(30)	—
Manufactured Methane facilities, net	$1,604	$1,634

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $30,000 and $82,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of June 30, 2015 and December 31, 2014.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(11)	Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  As a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company has determined that further appeal of the determination is not likely to reduce the penalty and the Company does not intend to further appeal.

During the second quarter of 2015, the Company received from Hoactzin a copy of an internal analysis prepared by Hoactzin setting out certain issues that Hoactzin may consider to form the basis of operational and other claims against the Company primarily under the Management Agreement.  This analysis raised issues other than the “Incident of Non-Compliance” discussed previously.  The Company is discussing this analysis, as well as the civil penalty discussed previously, with Hoactzin in an effort to determine whether there is possibility of a reasonable resolution of some or all of these matters on a negotiated basis.

No funds have been advanced by the Company to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.  However, the Company intends to pay the civil penalty affirmed on appeal from funds to be borrowed under its credit facility, and to receive the cash collateral provided to RLI Insurance Company, and to consider seeking reimbursement of such payment from Hoactzin pursuant to the terms of the Management Agreement.  However, there can be no assurance that the Company would be successful in such a claim.

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to each employee and members of the Board of Directors if he is still employed by the Company or still a member of the Board of Directors.  As of June 30, 2015, the reductions were approximately $65,000.  The Company has not accrued any liabilities associated with these compensation reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2015, 90.2 MBbl gross of oil were sold from the Company’s Kansas properties.  Of the 90.2 MBbl, 69.6 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its Kansas properties during the first six months of 2015 of 69.6 MBbl of oil compares to net sales of 76.3 MBbl of oil during the first six months of 2014.  The Company’s net oil revenue from the Kansas properties was $3.2 million during the first six months of 2015 compared to $7.2 million during the first six months of 2014.  This decrease in net revenue was primarily due to a $3.3 million decrease related to a $47.58 per barrel decrease in the average Kansas oil price from $94.22 per barrel during the first six months of 2014 to $46.64 per barrel during the first six months of 2015, and $633,000 decrease related to the 6.7 MBbl decrease in Kansas sales volumes.  The 6.7 MBbl decrease was primarily due to decreased sales volumes from the Albers B, Hilgers B, Liebenau, McElhaney A, Veverka B, C, D, and Zerger leases, partially offset by sales volumes from the Howard A lease which began production in August 2014.  MMC revenues during the first six months of 2015 and 2014 were $263,000 and $272,000, respectively.

Comparison of the Quarters Ended June 30, 2015 and 2014

The Company reported a net loss of $(76,000) or $(0.00) per share of common stock during the second quarter of 2015 compared to net income of $377,000 or $0.01 per share of common stock during the second quarter of 2014.  The $453,000 decrease in net income was primarily due to a $2.1 million decrease in revenues, partially offset by a $1.0 million decrease in production cost and taxes, a $257,000 decrease in general and administrative cost, a $53,000 decrease in DD&A, and a $292,000 decrease in associated income tax expense.

The Company recognized $1.9 million in revenues during the second quarter of 2015 compared to $4.0 million during the second quarter of 2014. The revenue decrease from 2014 levels was primarily due to a $1.5 million decrease related to a $44.91 per barrel decrease in the average Kansas oil price from an average price of $96.10 per barrel during second quarter of 2014 compared to an average price of $51.19 per barrel during the second quarter of 2015, and a $514,000 decrease related to a 5.3 MBbl decrease in Kansas sales volumes, primarily from the Albers, Liebenau, McElhaney, McElhaney A, and Veverka B, and C leases, partially offset by sales from the Howard A lease which began production in August 2014.  In addition, there was a $43,500 decrease in methane facility revenues.

Production cost and taxes decreased $1.0 million from $1.9 million during the second quarter of 2014 to $892,000 during the second quarter of 2015.  This decrease was primarily due to a $386,000 expenses recorded in the second quarter of 2014 related to a civil penalty for the 2012 Incident of Non-Compliance by issued by the BSEE on one of Hoactzin Gulf of Mexico properties, a $182,000 decrease in workover costs related to costs incurred on various wells during the second quarter of 2014, an $86,000 decrease in Kansas property taxes, a $94,000 decrease in utility and chemical cost, a $124,000 change in oil inventory, and a $95,000 decrease in methane facility costs.

General and administrative costs decreased $257,000 from $675,000 during the second quarter of 2014 to $418,000 during the second quarter of 2015.  This decrease was primarily due to a $94,000 reduction in employee and director compensation cost related to temporary salary reductions during the second quarter of 2015 and bonus accruals during the second quarter of 2014, $76,000 related to personnel and office costs incurred during the second quarter of 2014 related to set up of the Denver office, and $68,000 of consulting costs incurred during the second quarter of 2014 related to the evaluation of potential transactions and review of the methane facility.

Comparison of the Six Months Ended June 30, 2015 and 2014

The Company reported a net loss of $(591,000) or $(0.01) per share of common stock during the first six months of 2015 compared to net income of $802,000 or $0.01 per share of common stock during the first six months of 2014.  The $1.4 million decrease in net income was primarily due to a $4.0 million decrease in revenues, partially offset by a $1.2 million decrease in production cost and taxes, a $396,000 decrease in general and administrative cost, and an $895,000 decrease in associated income tax expense.

The Company recognized $3.5 million in revenues during the first six months of 2015 compared to $7.5 million during the first six months of 2014. The revenue decrease from 2014 levels was primarily due to a $3.3 million decrease related to a $47.58 per barrel decrease in the average Kansas oil price from an average price of $94.22 per barrel during first six months of 2014 compared to an average price of $46.64 per barrel during the first six months of 2015, and a $633,000 decrease related to the 6.7 MBbl decrease in Kansas sales volumes.

Production cost and taxes decreased $1.2 million from $3.3 million during the first six months of 2014 to $2.1 million during the first six months of 2015.  This decrease was primarily due to a one-time $386,000 recorded in the first six months of 2014 as a result of the IBLA affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s Gulf of Mexico properties, a $448,000 decrease in well repair and workover costs primarily related to work performed on the Croffoot B #6 SWD and various other wells during the first six months of 2014, a $176,000 decrease in Kansas property taxes primarily as a result of lower production and reserves as well as successful appeals, and a $109,000 decrease in methane facility costs primarily as a result of routine maintenance on the electric generator during the first six months of 2014.

General and administrative costs decreased $396,000 from $1.4 million during the first six months of 2014 to $972,000 during the first six months of 2015.  This decrease was primarily related to a $96,000 reduction in employee and directors compensation cost related to temporary salary reductions during the first six months of 2015 and bonus accruals recorded during the first six months of 2014, $160,000 of the reduction was due to personnel and office costs incurred during the first quarter of 2014 related to set up of the Denver office, and $68,000 of the decrease was due to consulting costs incurred during the second quarter of 2014 related to the evaluation of potential transactions and review of the methane facility.

Liquidity and Capital Resources

At June 30, 2015, the Company had a revolving credit facility with Prosperity Bank.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of June 30, 2015, the Company’s borrowing base was $7.8 million, the interest rate of prime plus 0.50% per annum, and the maturity date was January 27, 2017.  The Company’s interest rate at June 30, 2015 was 3.75%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, and minimum liquidity ratios.  The Company is in compliance with all of the credit facility covenants.

The total borrowing by the Company under the Prosperity Bank facility at June 30, 2015 and December 31, 2014 was approximately $803,000 and $734,000, respectively.  The next borrowing base review will take place in August 2015.

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

Net cash provided by operating activities decreased $3.0 million from $3.4 million during the first six months of 2014 to $436,000 during the first six months of 2015.  Cash flow used by working capital was $83,000 during the first six months of 2015 compared to $607,000 provided by working capital during the first six months of 2014. The 690,000 reduction in cash flow provided by working capital was primarily related to decreases in accounts payable and accrued liabilities during the first six months of 2015 as compared to increases in accounts payable and accrued liabilities during the first six months of 2014.  The $3.0 million decrease in cash flow provided by operating activities was primarily due to a $4.0 million decrease in revenues, a $690,000 decrease in cash flow provided by working capital, partially offset by a $1.2 million decrease in production cost and taxes, and a $396,000 decrease in general and administrative cost.  Net cash used in investing activities was $444,000 during the first six months of 2015 compared to $2.0 million used in investing activities during the first six months of 2014.  The $1.6 million decrease in net cash used in investing activities was primarily a result of a $1.3 million reduction in drilling, seismic, and leasehold cost during the first six months of 2015 as compared to the first six months of 2014, and a $274,000 reduction in methane facility costs related to start up of the electric only operations during the first quarter of 2014.  Cash flow provided by financing activities during the first six months of 2015 was $28,000 as compared to cash flow used in financing activities of $1.4 million during the first six months of 2014.  This change was primarily due to lower cash flow from operating activities during the first six months of 2015 as compared to the first six months of 2014, partially offset by lower capital spending during the first six months of 2015 as compared to the first six months of 2014.

Critical Accounting Policies

During the quarter ended June 30, 2015, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  As a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company has determined that further appeal of the determination is not likely to reduce the penalty and the Company does not intend to further appeal.

During the second quarter of 2015, the Company received from Hoactzin a copy of an internal analysis prepared by Hoactzin setting out certain issues that Hoactzin may consider to form the basis of operational and other claims against the Company primarily under the Management Agreement.  This analysis raised issues other than the “Incident of Non-Compliance” discussed previously.  The Company is discussing this analysis, as well as the civil penalty discussed previously, with Hoactzin in an effort to determine whether there is possibility of a reasonable resolution of some or all of these matters on a negotiated basis.

No funds have been advanced by the Company to pay any obligations of Hoactzin.  No borrowing capability of the Company has been used by the Company in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company.  However, the Company intends to pay the civil penalty affirmed on appeal from funds to be borrowed under its credit facility, and to receive the cash collateral provided to RLI Insurance Company, and to consider seeking reimbursement of such payment from Hoactzin pursuant to the terms of the Management Agreement.  However, there can be no assurance that the Company would be successful in such a claim.

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to each employee and members of the Board of Directors if he is still employed by the Company or still a member of the Board of Directors.  As of June 30, 2015, the reductions were approximately $65,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of June 30, 2015, the Company’s borrowing base was set at $7.8 million of which $803,000 had been drawn down by the Company.  The Company’s next periodic borrowing base review will occur in August 2015.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during the first six months of 2015 ranged from a low of $41.13 per barrel to a high of $53.01 per barrel.  As a result of the low prices experienced during 2015, the Company anticipates it will record an impairment of its oil and gas properties during the quarter ended September 30, 2015.

As of June 30, 2015, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At June 30, 2015, the Company had debt outstanding of $923,000 including, as of that date, $803,000 owed on its credit facility with Prosperity Bank. As of June 30, 2015, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at June 30, 2015 was 3.75%.  The Company’s remaining debt of $120,000 has fixed interest rates ranging from 5.5% to 8.25%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $3,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2015.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2015 or December 31, 2014.

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

Dated: August 14, 2015

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer