Form 10-K
period 2015-12-31
TENGASCO INC
filed 2016-03-30
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or

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

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.6 million (June 30, 2015 closing price $2.70 – closing price has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016, and effective with trading on March 24, 2016).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 25, 2016 was 6,084,241.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2015 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

Royalty interest. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

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

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2015 include 180 producing oil wells, 28 shut-in wells, and 39 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2015, the Company drilled 1 gross well which resulted in a dry hole.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

A.  Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin Partners, L.P. (“Hoactzin”), consisting of three wildcat wells and seven developmental wells to be drilled on the Company’s Kansas Properties (the “Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and Dolphin Offshore Partners, L.P., the Company’s largest shareholder. Under the terms of the Program, Hoactzin paid the Company $0.4 million for each producing well and $0.25 million for each dry hole.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses, referred to as a management fee.  The fee paid to the Company by Hoactzin would increase to 85% of its working interest revenues net of operating expenses when net revenues received by Hoactzin reach an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”).  The Payout Point was reached effective with production in February 2014, at which time the management fee for the Program increased from 25% to 85%.

In 2015, the wells from the Program produced total gross production of 11.2 MBbl of which the revenues from 8.3 MBbl were net to the Company.  During the 4th quarter of 2015, total gross production from these wells averaged 28 barrels per day, of which the revenues from 21 barrels per day were net to the Company.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2015 is indicated in the table below. Reserve reports are obtained annually and estimates related to those reports are updated upon receipt of the report.  These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2015 as required by SEC regulations. The table below reflects values realized at a price of $43.98 per barrel which was used in the December 31, 2015 reserve report.

Reserve Information for Ten Well Program Interest as of December 31, 2015

	Barrels Attributable to Party’s Interest	Undiscounted Future Net Cash Flows Attributable to Party’s Interest	Present Value of Future Net Cash Flows Discounted at 10% Attributable to Party’s Interest
	MBbl	(in thousands)	(in thousands)
Tengasco	77.2	$1,371	$787
Hoactzin	13.6	$242	$139

The Hoactzin reserves were estimated based on Tengasco reserves as of December 31, 2015.

B.  Kansas Production

The Company’s gross oil production in Kansas decreased by 28 MBbl from 186 MBbl in 2014 to 158 MBbl in 2015.  This decrease was primarily the result of natural declines and increase in shut-in wells during 2015.  The increase in shut-in wells primarily related to cost to repair exceeding future cash flows at current prices, therefore making it uneconomic to bring the well back on until prices increase.  The capital projects undertaken by the Company in 2015 were originally funded by borrowings from the Company’s credit facility, a portion of which was repaid through use of the Company’s operating cash flows.

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

The associated revenues and expenses net of taxes of the Company’s pipeline assets have been classified as discontinued operations in the Statements of Operations for the year ended December 31, 2013.  As the Swan Creek oil and gas assets represented only a small portion of the Company’s full cost pool, the associated revenues and expenses were classified in continuing operations for the year ended December 31, 2013.

During 2013, prior to the closing of the sale of the Tennessee oil and gas assets, the Company had 14 producing gas wells and 6 producing oil wells in the Swan Creek Field.  Gross gas production volumes from the Swan Creek Field during 2013 until the sale of the properties averaged approximately 226 Mcfd. Gross oil sales volumes from the Swan Creek field during 2013 until the sale of the properties averaged approximately 16.7 BOPD.

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

During 2013, the Methane Project was online approximately 29% of the time resulting in gas sales net revenues net of royalty of $117,000 and the electric generation was online approximately 27% of the time resulting in electric sales net revenues of $263,000. The significant downtime during 2013 was primarily a result of consistent high levels of oxygen included in the gas coming from the landfill, causing the equipment to shut down until lower oxygen levels on a consistent basis were achieved. As result of this significant down time, the Company reconfigured the fuel supply, added some additional electric generation related equipment, and began an electric generation only program at the Carter Valley site.  The cost of the reconfiguration and addition equipment was approximately $274,000 and was operational in late February 2014.  During 2014, the electric generation was online approximately 56% of the time resulting in electric sales net revenues of approximately $524,000.  Approximately $518,000 of the 2014 revenues were realized during the period March 2014 through December 2014 during which the electric generation was online approximately 66% of the time.  During 2015, the electric generation was online approximately 67% of the time resulting in electric sales net revenues of approximately $533,000.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Because the Payout Point was reached in February 2014 as described above, Hoactzin’s net profits interest in the Methane Project has decreased to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, ongoing operating expenses, and reduced production levels discussed above, no net profits as defined have been realized during the period from the project startup in April, 2009 through December 31, 2015 for payment to Hoactzin under the net profits interest.  All payments applied to reaching the Payout Point have been generated from the Program.

4.  Management Agreement with Hoactzin

On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement expired on December 18, 2012.  The Company has entered into a transition agreement with Hoactzin whereby the Company will no longer perform operations, but will administratively assist Hoactzin in becoming operator of record of these wells and administratively assist Hoactzin in the transfer of the corresponding bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is the operator of record on certain of these wells.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.  The transition was anticipated to be completed by this time, and the transition agreement provides that the Company may hold Hoactzin’s drilling programs funds in suspense until the transition process has been completed.  As of December 31, 2015, the Company was holding approximately $634,000 of such funds.  In January 2016, the Company paid these held funds to Hoactzin.

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

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2015 and 2014 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2015 and 2014 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2015 and 2014.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2015 and 2014.

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  As a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company determined that further appeal of the determination was not likely to reduce the penalty and the Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty affirmed on appeal and statutory interest thereon from funds borrowed under its credit facility.  In the fourth quarter of 2015, the Company received a return of the cash collateral previously provided to RLI Insurance Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

Principal Products or Services and Markets

The principal markets for the Company’s crude oil are local refining companies.  At present, crude oil produced by the Company in Kansas is sold at or near the wells to Coffeyville Resources Refining and Marketing, LLC (“Coffeyville”) in Kansas City, Kansas and to CHS McPherson Refinery (“CHS”) in McPherson, Kansas.  Both Coffeyville and CHS are solely responsible for transportation to their refineries of the oil they purchase.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchases prices offered by the refineries fluctuate from time to time.

Gas from the Company’s Methane Facility had been sold at the tailgate of the plant to Atmos Energy Marketing.  The contract with Atmos expired in July 2014.  Electricity generated at the site is sold to Holston Electric Cooperative.  The contract with Holston Electric had a ten year initial commitment and has been extended for an additional ten years as described above.  The contract with Holston Electric will expire in January 2032.

Drilling Equipment

The Company does not currently own a drilling rig or any related drilling equipment.  The Company obtains drilling services as required from time to time from various drilling contractors in Kansas.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kansas by tank truck.  Natural gas sold from the Company’s Methane Facility had been distributed and transported by pipeline.  Electricity generated at the Company’s Methane Facility is distributed into the electric grid.

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

Dependence on One or a Few Major Customers

At present, crude oil from the Kansas Properties is being purchased at the well and trucked by Coffeyville and CHS, which are responsible for transportation of the crude oil purchased.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchase prices offered by the refineries fluctuate from time to time.

In 2015 and 2014, no gas was produced or sold from the Methane Project.  If any gas is produced from the Methane Project in the future, the Company is dependent upon a small number of customers for the sale of gas from the Methane Project.  These customers are principally gas marketing companies, utility districts, and industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company’s business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company.  Future legislation in this area will be enacted and revisions will be made in current laws.  No assurance can be given as to the effect these present and future laws, rules and regulations will have on the Company’s current and future operations.

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

At December 31, 2015, the Company had 17 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, Tennessee, and Texas.

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

As of December 31, 2015, the outstanding principal amount of the Company’s indebtedness under its credit facility with Prosperity Bank was approximately $869,000.  Although the Company’s indebtedness has been substantially reduced, the current or an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the disruption in the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field and the Company’s pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008 and 2015, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2015, the Company has an accumulated deficit of $48.3 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, and $24.7 million in 2015.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

The rate of production from the Company’s Kansas oil properties generally declines as reserves are depleted.  Except to the extent that the Company either acquires additional properties containing proved reserves, conducts successful exploration and development drilling, or successfully applies new technologies or identifies additional behind-pipe zones or secondary recovery reserves, the Company’s proved reserves will decline materially as production from these properties continues.  The Company’s future oil and natural gas production is consequently highly dependent upon the level of success in acquiring or finding additional reserves or other alternative sources of production.  Any decline in oil prices and any prolonged period of lower prices will adversely impact the Company’s future reserves since the Company is less likely to acquire additional producing properties during such periods.  The lower oil prices may have a negative effect on new drilling and development as such activities become far less likely to be profitable.  Thus, any acquisition of new properties poses a greater risk to the Company’s financial conditions as such acquisitions may be commercially unreasonable.

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

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2015 the Company experienced ceiling test failures resulting in recording non-cash impairments of $14.5 million.  Should prices continue at depressed levels during 2016, the Company may be required to record additional impairment of its oil properties.  During the quarter ending March 31, 2016, the Company estimates an impairment of $1-2 million will be required.  The actual amount of impairment would be primarily contingent upon the actual oil prices received during 2016.

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

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2015, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2015, the Company recorded a valuation allowance against the entire deferred tax asset, including the portion related to the remaining net operating loss carryforwards.  This allowance was recorded primarily as a result of cumulative book losses experienced over the 3 year period ending December 31, 2015.

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

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 25, 2016, Mr. Salas individually and through Dolphin controls 2,085,716 shares of the Company’s common stock and had options granting him the right to acquire an additional 12,500 shares of common stock.  His ownership and voting control of approximately 34.5% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 25, 2016, the Company had 6,084,241 shares of common stock outstanding of which 2,112,638 shares were held by officers, directors, and affiliates.  In addition, options to purchase 43,125 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 25, 2016.

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

Future Issuance of Additional Shares of the Company’s Common Stock Could Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interest of its current stockholders.  The Company is currently authorized to issue a total of 100 million shares of common stock with such rights as determined by the Board of Directors.  Of that amount, approximately 6.1 million shares have been issued. The potential issuance of the approximately 93.9 million remaining authorized but unissued shares of common stock may create downward pressure on the trading price of the Company’s common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 3,021 square feet located at 6021 S. Syracuse Way, Suite 117, Greenwood Village, Colorado at a current rental of $4,091 per month, expiring in May 2017.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease.

The Company carries insurance on its Kansas properties, methane facility, offices, vehicles, and office contents.  As of December 31, 2015, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2015 contained 27,018 gross acres in central Kansas.  Of these 27,018 gross acres, 14,231 acres were held by production and 12,787 acres were undeveloped.

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

During 2015, the Company drilled 1 gross well which resulted in a dry hole.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

Tennessee Properties

The Company closed the sale of all its Tennessee oil and gas properties on August 16, 2013.

Reserve and Production Summary

The following tables indicate the county breakdown of 2015 production and reserve values as of December 31, 2015.

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	97.9	0.820976	62.0%
Trego County, KS	28.3	0.808713	17.9%
Ellis County, KS	8.4	0.806739	5.3%
Barton County, KS	6.8	0.817426	4.3%
Graham County, KS	5.3	0.864690	3.3%
Russell County, KS	3.5	0.856255	2.2%
Pawnee County, KS	2.5	0.811430	1.6%
Rush County, KS	2.4	0.862394	1.5%
Osborne County, KS	1.7	0.589757	1.1%
Stafford County, KS	1.2	0.716007	0.8%
Total	158.0		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$5,300	$—	$5,300	64.0%
Trego County, KS	1,418	—	1,418	17.1%
Graham County, KS	517	—	517	6.2%
Barton County, KS	475	—	475	5.7%
Ellis County, KS	310	—	310	3.8%
Rush County, KS	156	—	156	1.9%
Pawnee County, KS	53	—	53	0.6%
Russell County, KS	50	—	50	0.6%
Osborne County, KS	8	—	8	0.1%
Stafford County, KS	—	—	—	—%
Total	$8,287	$—	$8,287	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2015 and 2014, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices.  The Company evaluates reserves on a well by well basis and on a company wide basis.   Prior to generation of the annual reserves, management and staff meet with LaRoche to review properties and discuss assumptions to be used in the calculation of reserves. Management reviews all information submitted to LaRoche to ensure the accuracy of the data.  Management also reviews the final report from LaRoche and discusses any differences from Management expectations with LaRoche.

Total Proved Reserves as of December 31, 2015

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	817	60	—	877
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,686	$601	$—	$8,287

Total Proved Reserves as of December 31, 2014

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	1,360	78	359	1,797
Future net cash flows before income taxes discounted at 10% (in thousands)	$32,059	$2,955	$5,403	$40,417

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.  The Company’s Proved Undeveloped Reserves at December 31, 2015 included zero locations as compared to 27 locations at December 31, 2014.  The future development cost related to the Company’s Proved Undeveloped locations at December 31, 2014 was approximately $8.7 million.  All proved undeveloped reserves included in the Company’s report at December 31, 2014 were related to oil prospects in Kansas.

The oil price after basis adjustments used in our December 31, 2015 reserve valuation was $43.98 per Bbl compared to $88.34 per Bbl used in our December 31, 2014 reserve valuation.  The primary factors causing the decrease in proved reserve volumes from December 31, 2014 levels were no 2015 proved developed reserve additions as well as loss of proved undeveloped reserves existing at December 31, 2014, primarily as a result of reduced oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2015.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

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

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2015	158.0	—	129.1	—	$25.67	$42.66	—
2014	185.6	—	152.2	—	$31.77	$86.05	—
2013	203.9	—	162.5	—	$28.27	$91.00	—

Tennessee
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2013	3.8	51.3	2.7	37.9	$28.90	$92.66	$3.94

Oil and Gas Drilling Activities

Kansas

During 2015, the Company drilled 1 gross well which resulted in a dry hole.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Tennessee

In August 2013, the Company completed the sale of all its oil and gas producing and non-producing properties in Tennessee.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2015, 2014 and 2013 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	—	—	5	5	6	5
Dry Holes	1	1	5	5	—	—

Productive Wells

As of December 31, 2015, the Company held a working interest in 211 gross wells, including interest in three properties operated by others, and 205 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.  Tennessee productive wells were sold in August 2013.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2015 the Company owned working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	14,231	11,756	12,787	10,195	27,018	21,951

The following table identifies the number of gross and net undeveloped acres as of December 31, 2015 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2016	2017	2018	Total
Gross Acres	1,719	10,908	160	12,787
Net Acres	1,421	8,634	140	10,195

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

For the Quarters Ending	High	Low
March 31, 2015	$3.20	$2.30
June 30, 2015	$2.80	$2.20
September 30, 2015	$5.80	$1.50
December 31, 2015	$2.90	$0.80

March 31, 2014	$5.70	$3.70
June 30, 2014	$5.20	$4.10
September 30, 2014	$5.00	$4.00
December 31, 2014	$5.10	$2.50

The share prices above have been adjusted to reflect the impact of the 1 for 10 reverse split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

Holders

As of March 25, 2016, the number of shareholders of record of the Company’s common stock was 275 and management believes that there are approximately 5,400 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2015 or 2014 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2015, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2015 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2015.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net loss from continuing operations of $(24.7) million or $(4.06) per share in 2015 compared to $(788,000) or $(0.13) per share in 2014, and net income from continuing operations of $3.0 million or $0.49 per share in 2013.  The Company did not report net income or loss from discontinued operations in 2015 or 2014 as the Company’s pipeline assets were sold in August 2013.  The Company did report a net loss from discontinued operations of $(137,000) or $(0.02) per share in 2013.   Discontinued operations are net of associated taxes.  Per share information has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

The Company realized revenues of approximately $6.2 million in 2015 compared to $13.8 million in 2014 and $15.7 million in 2013.  During 2015, revenues decreased approximately $7.6 million of which $5.7 million of this decrease related to a $43.39 per barrel decrease in the average oil price received from $86.05 per barrel received in 2014 to $42.66 per barrel received in 2015.  Approximately $1.9 million of the decrease was related to decreases in oil sales volumes from 153.5 MBbl in 2014 to 130.9 MBbl in 2015.  The more significant production declines were experienced in the Albers, Liebenau, McElhaney A, Veverka B, and Veverka D leases.  These decreases were primarily due to natural declines.  These production declines were partially offset by production from the successful drilling during late 2014 of the Howard A #1 well.  Also during 2015, the Company recorded electricity revenues from the Methane facility of $533,000 as compared to $524,000 during 2014.  During 2014, revenues decreased approximately $(1.9) million of which $1.2 million was related to decreases in oil sales volumes from 166.2 MBbl in 2013 to 153.5 MBbl in 2014.  The more significant production declines were experienced in the Albers, Coddington, Liebenau, McElhaney A, Veverka A, and Veverka C leases.  These decreases were primarily due to natural declines from higher levels of production as a result of drilling and polymers on these leases during 2011 and the first half of 2012.  These production declines were partially offset by production from the successful drilling of the Albers B #3, Albers C #1, Howard A #1, and Veverka D #4 wells and recompletions of the Hammeke #3 and McElhaney #1 wells.  In addition, $764,000 of this decrease related to a $4.98 per barrel decrease in the average oil price received from $91.03 per barrel received in 2013 to $86.05 per barrel received in 2014.  Also, there was a $140,000 decrease related to lower gas sales as the Tennessee oil and gas assets were sold in 2013 and a $117,000 decrease in gas sales at the Methane facility as the Company focused on electric generation only in 2014.  These decreases were partially offset by a $261,000 increase in electric generation revenues at the landfill related to an increase in runtime from 27% during 2013 to 56% during 2014.

The Company’s production costs and taxes were approximately $4.2 million in 2015, $6.0 million in 2014, and $5.5 million in 2013.  The $1.8 million decrease in 2015 primarily related to a one-time $386,000 expense recorded during 2014 as a result of the IBLA affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s properties, a $691,000 decrease in well workover and repair cost primary related to work done on the Croffoot B #6 SWD, M. Rogers #2, H Karst SWD, Liebenau #8 and Wehrli #1 wells during 2014, a $171,000 reduction in chemical costs, and a $121,000 decrease in Kansas property taxes related to natural declines as well as successful appeals.  The $470,000 million increase in 2014 primarily related to a one-time $386,000 expense recorded during 2014 as a result of the IBLA affirmation of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s properties, a $307,000 increase due to changes in oil inventory, and a $226,000 increase in well workover and repair cost primary related to work done on the Croffoot B #6 SWD, M. Rogers #2, H Karst SWD, Liebenau #8 and Wehrli #1 wells.  These increases were partially offset by a $109,000 decrease in Swan Creek costs as these assets were sold in August 2013, a $185,000 decrease in Kansas property taxes related to natural declines as well as successful appeals, and a $68,000 decrease in landfill expenses primarily due to lower payroll costs.

Depreciation, depletion, and amortization were approximately $2.7 million in 2015, $3.0 million in 2014, and $2.9 million in 2013.  The $354,000 decrease in 2015 was primarily related to $407,000 decrease due to lower oil sales volumes, and a $103,000 decrease in the methane facilities depreciation primarily related to impairment of the methane facility in 2014, partially offset by $180,000 related to an increase in the oil and gas depletion rate.  The $118,000 increase in 2014 was primarily related to $448,000 due to an increase in the oil and gas depletion rate, a $26,000 increase in the methane facilities depreciation primarily related to capital spending in late 2013 and early 2014, partially offset by $(288,000) related to lower oil and gas sales volumes, and $(68,000) lower depreciation expense on other equipment due to the sale of the Tennessee oil and gas assets.

The Company’s general and administrative cost was approximately $2.1 million in 2015, $2.7 million in 2014, and $2.1 million in 2013.  The $638,000 decrease in 2015 was primarily related to $290,000 of costs incurred in 2014 for personnel, relocation cost, and office cost related to set up of the Denver office, $268,000 decrease in employee, officer, and director compensation expense primarily as a result of salary decreases initiated during the first quarter of 2015, and $66,000 of consulting cost incurred in 2014 related to evaluating potential opportunities and review of the methane facility.  The $648,000 increase in 2014 was primarily related to $290,000 of costs incurred in 2014 for personnel, relocation cost, and office cost related to set up of the Denver office, a 2013 $98,000 reversal of a bad debt expense associated with the related party receivable, and $66,000 of consulting cost incurred in 2014 related to evaluating potential opportunities and review of the methane facility.

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2015 the Company experienced ceiling test failures resulting in recording non-cash impairments of $14.5 million.  This impairment charge reduces the carrying cost of the Company’s oil and gas properties, excluding unevaluated properties to a value which approximates the future net cash flows of the year end reserves discounted at 10%.  Should prices continue at depressed levels during 2016, the Company may be required to record additional impairment of its oil properties.  During the quarter ending March 31, 2016, the Company estimates an impairment of $1-2 million will be required.  The actual amount of impairment would be primarily contingent upon the actual oil prices received during 2016.  In 2014, the Company recorded a non-cash impairment of its Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from future discounted cash flows, using the same historical costs and runtimes, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities. Although the Company believes the value realized from continued use of the Manufactured Methane facilities will be higher than the current carrying value, there can be no assurance that the Company will be able to increase runtime or reduce operating costs.  Even if the Company is able to increase runtime and reduce operating cost, the impairment recorded in 2014 cannot be reversed in a later period.

Net interest expense was $80,000 in 2015, $88,000 in 2014, and $357,000 in 2013.  The $(269,000) decrease in interest expense in 2014 was primarily due to a $4.4 million decrease in the average credit facility balance from $6.1 million during 2013 to $1.7 million during 2014.  The decrease was primarily due to low drilling, recompletion, and polymer activities during 2014 resulting in operating cash flows in excess of drilling, recompletion, and polymer costs being used to pay down the credit facility.
During 2015, 2014 and 2013, the Company did not have any open derivative positions.

The Company recorded income tax expense of $7.4 million in 2015, income tax benefit of $6,000 in 2014, and income tax expense of $2.0 million in 2013.  The $7.4 million expense in 2015 related to recording a full allowance of the deferred tax asset primarily due to cumulative losses incurred during the 3 year period ending December 31, 2015.

Liquidity and Capital Resources

At December 31, 2015, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2015, the Company’s borrowing base was $7.8 million.  The borrowing base was reduced to approximately $3.2 million with the March 28, 2016 amendment to the credit agreement.  This reduction was primarily related to the significant decrease in the prices used by Prosperity Bank during their borrowing base redetermination.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2015, these covenants include leverage, interest coverage, and minimum liquidity ratios.  During 2013, 2014, and the first three quarters of 2015, the Company was in compliance with all covenants.  However, during the quarter ended December 31, 2015, the Company was not in compliance with the leverage and interest coverage ratios.  After the covenant modifications and waivers included in the March 28, 2016 amendment, the Company is now in compliance with all covenants.

On March 16, 2015, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s semiannual review of the Company’s then owned producing properties was amended to reduce the Company’s borrowing base from $14.3 million to $7.8 million and extend the term of the facility to January 27, 2017.  The interest rate remained prime plus 0.50%.

On March 28, 2016, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $7.8 million to approximately $3.2 million, extend the term of the facility to January 30, 2018, and delete the Leverage Ratio covenant.  For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company is now in compliance as a result of the amendment and waivers.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million.

The total borrowing by the Company under the facility at December 31, 2015 and December 31, 2014 was $869,000 and $734,000, respectively.  The Company’s outstanding borrowing under the facility as of March 28, 2016 was approximately $2.2 million.  The next borrowing base review will take place in September 2016.

Net cash provided by operating activities from continuing operations was $482,000 in 2015, $6.6 million in 2014, and $8.0 million in 2013.  Net cash used in operating activities from discontinued operations was $(85,000) in 2013.  The decrease in cash provided by operating activities in 2015 was primarily related to a $7.6 million decrease due to lower oil volumes and prices, and a $872,000 decrease in cash provided by working capital, partially offset by a $1.8 million increase due to a decrease in production costs and taxes, a $638,000 increase due to a decrease in general and administrative expense,.  The decrease in cash provided by operating activities in 2014 was primarily related to a $(1.9 million) decrease due to lower oil volumes and prices, $(648,000) due to an increase in general and administrative expense, a $(470,000) decrease due to an increase in production costs and taxes, partially offset by a $1.2 million increase in cash provided by working capital.  Cash flow provided by working capital was $543,000 in 2015, $1.4 million in 2014, and was $188,000 in 2013.  The primary difference in changes in working capital in 2015 as compared to 2014 was a $(721,000) change in accrued liabilities, a $(252,000) change in inventory, partially offset by a $265,000 change in restricted cash primarily related to receipt of $386,000 which collateralized the appeal bond related to the Hoactzin Gulf of Mexico assets.  The primary difference in changes in working capital in 2014 as compared to 2013 was a $449,000 decrease in inventory, a $576,000 decrease in accounts receivable primarily due to lower December revenues and reduction of related party receivables, a $323,000 increase in accrued liabilities, and a $121,000 receipt of the refund of the certificate of deposit used to collateralize Tennessee plugging obligations,

Net cash used in investing activities from continuing operations was $541,000 in 2015, $4.0 million in 2014, and $2.2 million in 2013.  The $3.5 million decrease in cash used in investing activities during 2015 as compared to 2014 was due primarily to a $3.1 million decrease in drilling and recompletion activities during 2015 as compared to 2014, and a $282,000 decrease in Manufactured Methane facility costs primarily related to equipment and reconfiguration of the electric generator which occurred in 2014.  The $1.8 million increase in cash used in investing activities during 2014 as compared to 2013 was due primarily to a $1.4 million increase in drilling and recompletion activities during 2014 as compared to 2013, and a $280,000 increase in Manufactured Methane facility costs primarily related to equipment and reconfiguration of the electric generator.

Net cash provided by financing activities was $64,000 in 2015, net cash used in financing activities from continuing operations was $2.6 million in 2014, and $5.7 million in 2013 resulting from excess cash flows from continuing operations used to pay down the Company’s credit facility.  Net cash used in financing activities from discontinued operations in 2013 was $(1.3) million resulting from the sale of the Company’s pipeline assets.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no natural gas imbalances at December 31, 2015, 2014 and 2013 as the Company sold its Tennessee oil and gas properties in August 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and electricity generation sales are billed each month.  No methane gas was sold during 2015 or 2014.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $552,000 and $462,000 in unevaluated properties as of December 31, 2015 and 2014, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2015 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

At December 31, 2015, federal net operating loss carryforwards amounted to approximately $22.9 million which expire between 2019 and 2033. The total deferred tax asset was $0 and $7.35 million at December 31, 2015 and 2014, respectively.  The $7.35 million reduction related to recording a full allowance of the deferred tax asset primarily due to cumulated losses incurred during the 3 years ended December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospecitvely to all periods presented.  The Company does not expect this to impact its operating results or cash flows.

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2015 (in thousands):

Contractual Obligations	Total	2016	2017	2018
Long-Term Debt Obligations[1]	$1,021	$65	$52	$904
Operating Lease Obligations	72	50	22	—
Estimated Interest on Long-Term Debt Obligations	97	41	38	18
Total	$1,190	$156	$112	$922
____________________
(1)	The credit facility maturity date of January 30, 2018 is based on the March 28, 2016 amendment to the credit agreement.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2015 ranged from a low of $31.26 per barrel to a high of $53.01 per barrel.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2015, 2014 or 2013, but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2015, the Company had debt outstanding of approximately $1,021,000 including, as of that date, $869,000 owed on its credit facility with Prosperity Bank.  The interest rate on the credit facility is variable at a rate equal to the prime rate plus 0.50%.  This rate was 4.00% at December 31, 2015.   The Company’s remaining debt of $152,000 has fixed interest rates ranging from 3.9% to 7.25%.  As a result, the Company annual interest cost in 2015 fluctuated based on short-term interest rates on approximately 85% of its total debt outstanding at December 31, 2015.  During 2015, the Company paid approximately $35,000 of interest on the Prosperity Bank line of credit.  The impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the Prosperity Bank credit facility would be approximately $3,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31, 2015.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2015.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, and other members of management have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the Company’s management determined that the Company’s controls over review of the quarterly ceiling test calculation were not adequate to ensure this calculation was performed correctly.  Based on this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were not adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Michael J. Rugen, the Company’s Chief Financial Officer is currently also serving as Company’s Chief Executive Officer on an interim basis.  Mr. Rugen is acting in both capacities and has executed the accompanying certifications as to both offices.

The Company’s management intends to address this material weakness by implementing a process to more fully analyze the impact of the Company’s tax position on its quarterly ceiling test calculation.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 for the reasons described above.

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

Changes in Internal Control Over Financial Reporting

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.  There have been no changes to the Company’s system of internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

On January 4, 2016, options to purchase 2,500 common shares at $1.20 per share were issued in the aggregate to the Company’s four directors.  These options fully vested upon grant date and will expire on January 3, 2021.  Per share price was restated as a result of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2016.

On March 28, 2016, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $7.8 million to approximately $3.2 million, extend the term of the facility to January 30, 2018, and delete the Leverage Ratio covenant.  For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company is now in compliance as a result of the amendment and waivers.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company’s outstanding borrowing under the facility as of March 28, 2015 was approximately $2.2 million.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	45
Hughree F. Brooks	Director	12/3/2010	61
Peter E. Salas	Director;	10/8/2002	61
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	60
Michael J. Rugen	Chief Financial Officer;	9/28/2009	55
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	67

Business Experience

Directors

Matthew K. Behrent is currently the Executive Vice President, Corporate Development of EDCI Holdings, Inc, a company that is currently engaged in carrying out a plan of dissolution. Before joining EDCI in June, 2005, Mr. Behrent was an investment banker, working as a Vice-President at Revolution Partners, a technology focused investment bank in Boston, from March 2004 until June 2005 and as an associate in Credit Suisse First Boston Corporation’s technology mergers and acquisitions group from June 2000 until January 2003. From June 1997 to May 2000, Mr. Behrent practiced law, most recently with Cleary, Gottlieb, Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and mergers and acquisitions transactions. Mr. Behrent received his J.D. from Stanford Law School in 1997, and his B.A. in Political Science and Political Theory from Hampshire College in 1992. He became a Director of the Company on March 27, 2007.   He is also a Director and Chairman of the Audit Committee of Asure Software, Inc. (NASDAQ: ASUR).  The experience, qualifications, attributes, and skills gained by Mr. Behrent in these sophisticated legal and financial positions directly apply to and support the financial oversight of the Company’s operations and lead to the conclusion that Mr. Behrent should serve as a Director of the Company.

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

To the knowledge of management, during the past ten years, unless specifically indicated below with respect to any numbered item, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; provided however that the Company’s Chief Financial Officer Michael J. Rugen during 2007 through mid-2009 was Vice President of Accounting and Finance for Nighthawk Oilfield Services in Houston, Texas (Nighthawk); Nighthawk filed for bankruptcy protection under Chapter 7 of the bankruptcy laws on July 10, 2009 and such fact was affirmatively disclosed to the Company’s Board before Mr. Rugen was appointed to the position of Chief Financial Officer of the Company in September, 2009, and the Board determined that the circumstances surrounding bankruptcy filing did not disclose any reason to question the integrity or qualifications of Mr. Rugen for the position of Chief Financial Officer of the Company.

(2)	Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities: (a) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (b) engaging in any type of business practice; or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting him or her for more than 60 days from engaging in any activity described in paragraph 3(a) above, or being associated with any persons engaging in any such activity;

(5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission (“CFTC”) to have violated any federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended, or vacated;

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

Audit Committee

During 2015, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE MKT Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE MKT Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2015 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

The Audit Committee adopted an Audit Committee Charter during fiscal 2001. In 2004, the Board adopted an amended Audit Committee Charter, a copy of which is available on the Company’s internet website, www.tengasco.com.  The Audit Committee Charter fully complies with the requirements of the NYSE MKT Rules. The Audit Committee reviews and reassesses the Audit Committee Charter annually.

The Audit Committee’s functions are:

•	To review with management and the Company’s independent auditors the scope of the annual audit and quarterly statements, significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

•	To review major changes to the Company’s auditing and accounting principles and practices suggested by the independent auditors;

•	To monitor the independent auditor’s relationship with the Company;

•	To advise and assist the Board of Directors in evaluating the independent auditor’s examination;

•	To supervise the Company’s financial and accounting organization and financial reporting;

•	To nominate, for approval of the Board of Directors, a firm of certified public accountants whose duty it is to audit the financial records of the Company for the fiscal year for which it is appointed; and

•	To review and consider fee arrangements with, and fees charged by, the Company’s independent auditors.

Changes in Board Nomination Procedures

In 2015, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company’s internet website within five business days following such amendment.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company’s Chief Executive Officer, Chief Financial Officer and other executive officers whose compensation exceeded $100,000 during fiscal years ended December 31, 2015 and December 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2015	168,008	29,442	—	8,394	205,844
Chief Financial Officer	2014	186,716	68,343	—	53,597	308,656
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2015	92,677	—	—	4,662	97,339
General Counsel	2014	137,940	5,000	—	9,788	152,728

____________________
(2)	The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan, personal use of company vehicles, and the portion of company-wide group term life insurance premiums allocable to these named executive officers.
(3)	Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013. The information for Mr. Rugen for 2015 and 2014 includes compensation for his services as both CEO and CFO. The bonus in 2015 and 2014 include $29,442 and $33,068 respectively for quarterly bonuses paid to Mr. Rugen as compensation to serve in the capacity as CEO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

No other options were exercised during 2015 or 2014.

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

On February 25, 2015, the Company and its Vice President, General Counsel, and Corporate Secretary Cary V. Sorensen entered into a written Compensation Agreement as reported on Form 8-K filed on February 19, 2015.  Under the terms of the Compensation Agreement, effective March 2, 2015, Mr. Sorensen’s annual salary will be reduced from $137,500 to $91,000 in consideration of the Company’s agreement to permit Mr. Sorensen to serve as a full time employee from a virtual office in Galveston, Texas with presence in the Denver area headquarters as required. He will remain eligible for certain existing benefits: 401-K plan, bonus potential; Company-paid state bar membership dues and charges, and mobile phone charges. The Company also pays reasonable and customary office operating expenses. The Company would pay for business travel on a mileage basis and out of pocket travel costs. However, as to health insurance, Mr. Sorensen will obtain a combination of private/governmental health and disability insurance in lieu of the Company plans, with the Company reimbursing up to $13,000 per year in premiums incurred by him.  The Compensation agreement is not an employment contract, but does provide that in the event Mr. Sorensen were terminated without cause, he would receive a severance payment in the amount of six month’s salary in effect at the time of any such termination.

There are presently no other employment contracts relating to any member of management. However, depending upon the Company’s operations and requirements, the Company may offer long-term contracts to executive officers or key employees in the future.

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2015 were Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, with Mr. Brooks acting as Chairman.  Messrs. Behrent, Brooks, and Thon meet the current independence standards established by the NYSE MKT Rules to serve on this Committee.

The Board of Directors has adopted a charter for the Compensation/Stock Option Committee which is available at the Company’s internet website, www.tengasco.com.

The Compensation/Stock Option Committee’s functions, in conjunction with the Board of Directors, are to provide recommendations with respect to general and specific compensation policies and practices of the Company for directors, officers and other employees of the Company.  The Compensation/Stock Option Committee expects to periodically review the approach to executive compensation and to make changes as competitive conditions and other circumstances warrant and will seek to ensure the Company’s compensation philosophy is consistent with the Company’s best interests and is properly implemented. The Committee determines or recommends to the Board of Directors for determination the specific compensation of the Company’s Chief Executive Officer and all of the Company’s other officers. Although the Committee may seek the input of the Company’s Chief Executive Officer in determining the compensation of the Company’s other executive officers, the Chief Executive Officer may not be present during the voting or deliberations with respect to his compensation. The Committee may not delegate any of its responsibilities unless it is to a subcommittee formed by the Committee, but only if such subcommittee consists entirely of directors who meet the independence requirements of the NYSE MKT Rules.

The Compensation/Stock Option Committee is also charged with administering the Tengasco, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).  The Compensation/Stock Option Committee has complete discretionary authority with respect to the awarding of options, stock, and Stock Appreciation Rights (“SARs”), under the Stock Incentive Plan, including, but not limited to, determining the individuals who shall receive options and SARs; the times when they shall receive them; whether an option shall be an incentive or a non-qualified stock option; whether an SAR shall be granted separately, in tandem with or in addition to an option; the number of shares to be subject to each option and SAR; the term of each option and SAR; the date each option and SAR shall become exercisable; whether an option or SAR shall be exercisable in whole, in part or in installments and the terms relating to such installments; the exercise price of each option and the base price of each SAR; the form of payment of the exercise price; the form of payment by the Company upon the exercise of an SAR; whether to restrict the sale or other disposition of the shares of common stock acquired upon the exercise of an option or SAR; to subject the exercise of all or any portion of an option or SAR to the fulfillment of a contingency, and to determine whether such contingencies have been met; with the consent of the person receiving such option or SAR, to cancel or modify an option or SAR, provided such option or SAR as modified would be permitted to be granted on such date under the terms of the Stock Incentive Plan; and to make all other determinations necessary or advisable for administering the Plan.

The Compensation/Stock Option Committee met four (4) times in Fiscal 2015. The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2015.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of the Plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2015.

DIRECTOR COMPENSATION FOR FISCAL 2015

	Fees earned or paid in cash	Option awards compensation [4]	Total
Name	($)	($)	($)
Matthew K. Behrent	$5,625	$3,251	$8,876
Hughree F. Brooks	$5,625	$3,251	$8,876
Richard M. Thon	$5,625	$3,251	$8,876
Peter E. Salas	$5,625	$3,251	$8,876
____________________
(4)	The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan. See Note 13 Stock Options in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on the relevant valuation assumptions.

As of December 31, 2015, Mr. Behrent held 14,375 unexercised options; Mr. Brooks held 11,875 unexercised options; Mr. Salas held 14,375 unexercised options; and Mr. Thon held 5,000 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2015, effective with trading on March 24, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who own more than 5% of the Company’s common stock as of March 25, 2016 with these computations being based upon 6,084,241 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 25, 2016.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	2,085,716	34.30%
____________________
(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 25, 2016.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class [7]
Matthew K. Behrent [8]	Director	15,800	Less than 1%
Hughree F. Brooks [9]	Director	12,500	Less than 1%
Michael J. Rugen [10]	Chief Executive Officer (interim); Chief Financial Officer	—	—
Peter E. Salas [11]	Director; Chairman of the Board	2,098,216	34.5%
Cary V. Sorensen [12]	Vice President; General Counsel; Secretary	23,622	Less than 1%
Richard M. Thon [13]	Director	5,625	Less than 1%
All Officers and Directors as a group [14]		2,155,763	35.4%
____________________
(6)	Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 25, 2016.

(7)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 6,084,241 shares of common stock being outstanding as of March 25, 2016. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 25, 2016 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 3,300 shares held directly and vested, fully exercisable options to purchase 12,500 shares.

(9)	Consists of vested, fully exercisable options to purchase 12,500 shares.

(10)	Mr. Rugen’s options to purchase 40,000 shares expired on September 27, 2015.

(11)	Consists of directly, vested, fully exercisable options to purchase 12,500 shares, 21,800 shares held individually, and 2,063,916 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”). Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(12)	Consists of 23,622 shares held directly.

(13)	Consists of vested, fully exercisable options to purchase 5,625 shares.

(14)	Consists of 48,722 shares held directly by directors and management, 2,063,916 shares held by Dolphin and vested, and fully exercisable options to purchase 43,125 shares.

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders[15]	45,625	$6.10	3,118,118
Equity compensation plans not approved by security holders	—	—	—
Total	45,625	$6.10	3,118,118
____________________
(15)	Refers to Tengasco, Inc. Stock Incentive Plan (the “Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals. The Plan provides for the grant to employees of the Company of “Incentive Stock Options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options to outside Directors and consultants the Company and stock appreciation rights. The Plan was approved by the Company’s shareholders on June 26, 2001. Initially, the Plan provided for the issuance of a maximum of 1,000,000 shares of the Company’s $.001 par value common stock. Thereafter, the Company’s Board of Directors adopted and the shareholders approved amendments to the Plan to increase the aggregate number of shares that may be issued under the Plan to 7,000,000 shares. The most recent amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another 10 years was approved by the Company Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held June 2, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2015 and 2014, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2015, the Company describes two transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence in 2014 and 2015.   As noted above in Item 1, Business, page 7, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These two 2007 transactions between the Company and Hoactzin are described at the following page locations in this Report and in the attached Notes to Consolidated Financial Statements:  (1) the Ten Well Program, see Item 1, Business, pages 7 and F-12; and (2) the net profits agreement at the Methane Project, see Item 1, Business, pages 9 and F-13.

The approximate dollar value of the amount of Hoactzin’s interest in each of these two 2007 transactions during each of the years 2015 and 2014 was as follows: (1) Ten Well Program - $31,000 in 2015; $148,000 in 2014 (calculated as the total payments attributable to Hoactzin for its program interest); and (2) Net Profits agreement at the Methane Project - $0 in 2015 and 2014 (calculated as the amount of net profits payable to Hoactzin; the project generated no net profits as described in the agreement, and therefore no amount was paid to Hoactzin for net profits, in either 2015 or 2014).

In addition to the two 2007 transactions, Hoactzin owns a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  Hoactzin’s interest in the 6 Well Program was $13,000 in 2015; and $30,000 in 2014 (calculated as the total payments attributable to Hoactzin for its program interest) and is expected to decrease in the future as the wells involved naturally decline in produced volumes.

Director Independence

The Rules of the NYSE MKT (the “NYSE MKT Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE MKT Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE MKT Rule 803(b)(2)(c).   The Board of Directors has determined that the Company’s directors, Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon are independent as defined by the NYSE MKT Rules, and that  Matthew K. Behrent, Richard M. Thon, and Hughree F. Brooks are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE MKT Rules if:

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

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

•	The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

•	The Director is an affiliated person[19] of the Company or any of its subsidiaries.

•	The Director participated in the preparation of the Company’s financial statements at any time during the past three years.

The independent members of the Board meet as often as necessary to fulfill their responsibilities, but meet at least annually in executive session without the presence of non-independent directors and management.
____________________
(16)	Under these categorical standards “immediate family member” includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, and anyone who resides in such person’s home (other than a domestic employee).

(17)	For purposes of this categorical standard, an “affiliated person of the Company” means a person that directly or indirectly through intermediaries controls, or is controlled by, or is under common control with the Company. A person will not be considered to be in control of the Company, and therefore not an affiliate of the Company, if he is not the beneficial owner, directly or indirectly of more than 10% of any class of voting securities of the Company and he is not an executive officer of the Company. Executive officers of an affiliate of the Company as well as a director who is also an employee of an affiliate of the Company will be deemed to be affiliates of the Company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s current independent accountants, Hein & Associates (“Hein”), for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2015 and December 31, 2014:

AUDIT AND NON-AUDIT FEES

	2015	2014
Audit Fees	$111,400	$134,316
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$111,400	$134,316

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

All of the services for 2015 and 2014 were performed by the full-time, permanent employees of Hein.

All of the 2015 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Hein were compatible with maintaining its independence and concluded they were.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

A.            The following documents are filed as part of this Report:

1.	Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

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
3.2
Amended and Restated Bylaws as of November 13, 2014 (Incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015).

3.3
Agreement and Plan of Merger of Tengasco, Inc. (a Tennessee corporation with and into Tengasco, Inc., a Delaware corporation dated as of April 15, 2011 (Incorporated by reference to Exhibit B to registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed May 2, 2011).

3.4*	Certificate of Amendment to Certificate of Incorporation filed March 23, 2016
4.1	Form of Rights Certificate (Incorporated by reference to registrant’s statement on Form S-1 filed February 13, 2004 Reg. File No. 333-109784).
10.1	Tengasco, Inc. Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8 filed October 26, 2000).
10.2	Amendment to the Tengasco, Inc. Stock Incentive Plan dated May 19, 2005 (Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8 filed June 3, 2005).
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

10.18
Sixteenth Amendment to Loan and Security Agreement dated September 23, 2014 between Tengasco, Inc. as borrower and Prosperity Bank as Lender (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015).

10.19
Seventeenth Amendment to Loan and Security Agreement dated March 16, 2015 between Tengasco, Inc. as borrower and Prosperity Bank as Lender (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015).

10.20*	Eighteenth Amendment to Loan and Security Agreement between Tengasco, Inc. as borrower and Prosperity Bank as Lender dated March 28, 2016
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).
21	List of subsidiaries (Incorporated by reference to Exhibit 21 to the 2007 Form 10-K).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2015
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRLTaxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
s/ Matthew K. Behrent	Director	March 30, 2016
Matthew K. Behrent

s/ Hughree F. Brooks	Director	March 30, 2016
Hughree F. Brooks

s/ Peter E. Salas	Director	March 30, 2016
Peter E. Salas

s/ Richard M. Thon	Director	March 30, 2016
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 30, 2016
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2015, 2014, and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

s/ Hein & Associates LLP

Denver, Colorado
March 30, 2016

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2015	2014
Assets
Current
Cash and cash equivalents	$40	$35
Accounts receivable, less allowance for doubtful accounts of $14	446	877
Accounts receivable-related party, less allowance for doubtful accounts of $159	—	—
Inventory	542	804
Deferred tax asset - current	—	68
Other current assets	354	311
Total current assets	1,382	2,095
Restricted cash	—	386
Loan fees, net	10	18
Oil and gas properties, net (full cost accounting method)	8,838	25,413
Manufactured Methane facilities, net	1,573	1,634
Other property and equipment, net	200	200
Deferred tax asset - noncurrent	—	7,283
Total assets	$12,003	$37,029

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2015	2014
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$151	$455
Accounts payable – other	159	159
Accounts payable – related party	634	590
Accrued liabilities	356	759
Current maturities of long-term debt	65	65
Total current liabilities	1,365	2,028
Asset retirement obligation	2,222	2,008
Long term debt, less current maturities	956	824
Total liabilities	4,543	4,860
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000 Shares; 6,084,241 shares issued and outstanding	6	6
Additional paid in capital	55,770	55,758
Accumulated deficit	(48,316)	(23,595)
Total stockholders’ equity	7,460	32,169
Total liabilities and stockholders’ equity	$12,003	$37,029

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2015	2014	2013
Revenues	$6,164	$13,788	$15,700
Cost and expenses
Production costs and taxes	4,224	5,994	5,524
Depreciation, depletion, and amortization	2,676	3,030	2,912
General and administrative	2,069	2,707	2,059
Impairment	14,526	2,796	—
Total cost and expenses	23,495	14,527	10,495
Income (loss) from operations	(17,331)	(739)	5,205
Other income (expense)
Net interest expense	(80)	(88)	(357)
Gain on sale of assets	41	33	118
Total other (expense)	(39)	(55)	(239)
Income (loss) from continuing operations before income tax	(17,370)	(794)	4,966
Deferred income tax expense	(7,351)	12	(1,915)
Current income tax expense	—	(6)	(95)
Net income (loss) from continuing operations	$(24,721)	$(788)	$2,956
(Loss) from discontinued operations, net of income tax benefit	$—	$—	$(137)
Net income (loss)	$(24,721)	$(788)	$2,819
Net income (loss) per share - Basic
Net income (loss) from continuing operations	$(4.06)	$(0.13)	$0.49
Net loss from discontinued operations	—	$—	$(0.02)
Net income (loss) per share - Diluted
Net income (loss) from continuing operations	$(4.06)	$(0.13)	$0.49
Net loss from discontinued operations	—	$—	$(0.02)
Shares used in computing earnings per share
Basic	6,084,241	6,084,241	6,084,241
Diluted	6,084,241	6,084,993	6,091,987

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	6,084,241	$6	$55,754	$(25,626)	$30,134
Net income	—	—	—	2,819	2,819
Options and compensation expense	—	—	(28)	—	(28)
Balance, December 31, 2013	6,084,241	$6	$55,726	$(22,807)	$32,925
Net loss	—	—	—	(788)	(788)
Options and compensation expense	—	—	32	—	32
Common stock issued for exercise of options	—	—	—	—	—
Balance, December 31, 2014	6,084,241	$6	$55,758	$(23,595)	$32,169
Net loss	—	—	—	(24,721)	(24,721)
Options and compensation expense	—	—	12	—	12
Balance, December 31, 2015	6,084,241	$6	$55,770	$(48,316)	$7,460

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss) from continuing operations	$(24,721)	$(788)	$2,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	2,676	3,030	2,912
Amortization of loan fees-interest expenses	10	17	32
Accretion of discount on asset retirement obligation	126	114	120
Impairment	14,526	2,796	—
Gain on sale of vehicles/equipment	(41)	(33)	(118)
Compensation and services paid in stock options / equipment	12	32	50
Deferred income tax expense	7,351	(12)	1,915
Allowance for doubtful accounts	—	—	(84)
Changes in assets and liabilities
Restricted cash	386	121	—
Accounts receivable	432	576	307
Inventory and other assets	198	450	31
Accounts payable	(58)	58	103
Accrued liabilities	(398)	323	(184)
Settlement on asset retirement obligations	(17)	(113)	(69)
Net cash provided by operating activities – continuing operations	482	6,571	7,971
Net cash (used in) in operating activities – discontinued operations	—	—	(85)
Net cash provided by operating activities	482	6,571	7,886
Investing activities
Net additions to oil and gas properties	(570)	(3,708)	(2,314)
Additions to Manufactured Methane facilities	—	(282)	(2)
Additions to other property & equipment	(1)	(21)	(8)
Proceeds from sale of other property & equipment	30	17	106
Net cash (used in) investing activities – continuing operations	(541)	(3,994)	(2,218)
Net cash provided by investing activities – discontinued operations	—	—	1,395
Net cash (used in) investing activities	(541)	(3,994)	(823)
Financing activities
Payment in lieu of exercise of options/warrants	—	—	(60)
Proceeds from borrowings	4,300	7,709	7,946
Repayment of borrowings	(4,234)	(10,305)	(13,606)
Loan fees	(2)	—	(10)
Net cash provided by (used in) financing activities – continuing operations	64	(2,596)	(5,730)
Net cash (used in) financing activities – discontinued operations	—	—	(1,310)
Net cash provided by (used in) financing activities	64	(2,596)	(7,040)
Net change in cash and cash equivalents – continuing operations	5	(19)	23
Cash and cash equivalents, beginning of period	35	54	31
Cash and cash equivalents, end of period	$40	$35	$54
Supplemental cash flow information:
Cash interest payments	$70	$71	$325
Cash paid for taxes	$—	$—	$38
Supplemental non-cash investing and financing activities:
Financed company vehicles	$140	$47	$188
Asset retirement obligations incurred	$—	$46	$26
Revisions to asset retirement obligations	$112	$138	$(48)
Capital expenditures included in accounts payable and accrued liabilities	$—	$207	$175

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

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation, owned and operated a 65 mile intrastate pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  As the Company had entered into an agreement to sell the pipeline asset, it had been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statement of Operations for the year ended December 31, 2013. The Company sold of all its pipeline related assets on August 16, 2013. (See Note 7. Assets Held for Sale and Discontinued Operations)

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities for the extraction of methane gas from nonconventional sources for eventual sale to natural gas and electricity customers.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no material natural gas imbalances at December 31, 2015, 2014 or 2013.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of electricity are recognized each month based on metered volumes.  No methane gas was sold during 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company has elected to enter into a sweep account arrangement allowing excess cash balances to be used to temporarily pay down the credit facility, thereby, reducing overall interest cost.

Restricted Cash

During the 4th quarter of 2012, the Company placed $386,000 as collateral for a bond with RLI Insurance Company to appeal a civil penalty related to issuance of an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) concerning one of the Hoactzin properties operated by the Company pursuant to the Management Agreement (see Note 4).  These funds were returned to the Company during the quarter ending December 31, 2015.  At December 31, 2014, this amount was recorded in the Consolidated Balance Sheets under “Restricted cash” (see Note 11).

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average December oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2015 and 2014, inventory consisted of the following (in thousands):

	December 31,
	2015	2014
Oil – carried at lower of cost or market	$332	$573
Equipment and materials – carried at cost	210	231
Total inventory	$542	$804

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $552,000 and $462,000 in unevaluated properties as of December 31, 2015 and 2014, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $12,000 in 2015, $32,000 in 2014, and $(28,000) in 2013.  Compensation expense in 2013 was impacted by a reversal of $59,500 previously recognized as compensation expense.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2015 and 2014.  At December 31, 2015 and 2014, accounts receivable consisted of the following (in thousands):

	December 31,
	2015	2014
Revenue	$417	$845
Joint interest	21	24
Other	22	22
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$446	$877

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

At December 31, 2015, federal net operating loss carryforwards amounted to approximately $22.9 million which expire between 2019 and 2032. The total deferred tax asset was $0 and $7.35 million at December 31, 2015 and 2014, respectively. The $7.35 million reduction related to recording a full allowance of the deferred tax asset primarily due to cumulative losses incurred during the 3 years ended December 31, 2015.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Revenue from the top three purchasers accounted for 74.5%, 16.1%, and 8.6% of total revenues for year ended December 31, 2015.  Revenue from the top three purchasers accounted for 79.3%, 16.5%, and 3.8% of total revenues for year ended December 31, 2014.  Revenue from the top three purchasers accounted for 79.8%, 14.9%, and 1.7% of total revenues for year ended December 31, 2013.  As of December 31, 2015 and 2014, two of our oil purchasers accounted for 75.7% and 84.5%, respectively of our accounts receivable, of which one oil purchaser accounted for 66.5% and 67.8%, respectively.

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

	For the years ended December 31,
	2015	2014	2013
Income (numerator):
Net income (loss) from continuing operations	$(24,721)	$(788)	$2,956
Net loss from discontinued operations	—	$—	$(137)
Weighted average shares (denominator):
Weighted average shares - basic	6,084,241	6,084,241	6,084,241
Dilution effect of share-based compensation, treasury method	—	752	7,746
Weighted average shares - dilutive	6,084,241	6,084,993	6,091,987
Earnings (loss) per share – Basic and Dilutive:
Continuing Operations	$(4.06)	$(0.13)	$0.49
Discontinued Operations	—	$—	$(0.02)

Share and per share information has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016, effective with trading on March 24, 2016.  The total number of shares issued and outstanding represent estimates after adjustments to reflect the impact of the reverse stock split.  Although the number of shares are subject to change based on true up of actual shares issued as a result of the reverse stock split, the Company expects the change in number of shares will not be material.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2015 and 2014.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2015 and 2014, the Company did not have any open derivatives.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

Discontinued Operations

During 2012, the Company committed to a plan to sell the Swan Creek and Pipeline assets.  On March 1, 2013, the Company entered into an agreement to sell the Company’s Swan Creek and Pipeline assets for $1.5 million.  Closing of this transaction occurred on August 16, 2013.  The related results of operations have been classified as “(Loss) from discontinued operations, net of income tax benefit” in the Consolidated Statements of Operations for the year ended December 31, 2013.  The related cash flows have been classified as “Net cash (used in) operating activities – discontinued operations”, “Net cash (used in) investing activities – discontinued operations”, and Net cash (used in) financing activities – discontinued operations”.

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

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospecitvely to all periods presented.  The Company does not expect this to impact its operating results or cash flows.

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

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the “Methane Project”). Net profits, if any, from the Methane Project received by Hoactzin would have been applied towards the determination of the Payout Point for the Ten Well Program.  However, through December 31, 2015, no payments were made to Hoactzin for its net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through December 31, 2015 for payment to Hoactzin under the net profits interest conveyed.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2015 and 2014 in the amount of $159,000.  The decrease in payables was due to payment by Hoactzin of invoices received by the Company from IndemCo related to bond premiums, which invoices have been paid by Hoactzin in full and the IndemCo bonds cancelled.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2015 and 2014 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2015 and 2014.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2015 and 2014.

The Company has entered into an agreement with Hoactzin whereby Hoactzin and Dolphin Direct are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is still the operator of record on certain of these wells.  Until such time as Hoactzin becomes operator of record on these wells and the corresponding bonding liability is transferred from the Company to Hoactzin, per the transition agreement, the Company is suspending drilling payments to Hoactzin.  As of December 31, 2015 and 2014, the Company has suspended approximately $634,000 and $590,000 in payments, respectively.  This balance of these suspended payments is recorded in the Consolidated Balance Sheet under “Accounts payable – related party”.  In January 2016, the Company paid these held funds to Hoactzin.

The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company and to pay the civil penalty and interest thereon.

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2015	2014
Oil and gas properties, at cost, net of impairment	$8,286	$49,388
Unevaluated properties, at cost	552	462
Accumulated depreciation, depletion and amortization	—	(24,437)
Oil and gas properties, net	$8,838	$25,413

During the years ended December 31, 2015, 2014, and 2013, the Company recorded depletion expense of $2.5 million, $2.8 million and $2.6 million, respectively.  In addition, as a result of the ceiling test impairment during 2015, the accumulated depreciation, depletion, and amortization has been netted against the cost to reflect the post impairment value of the oil and gas properties.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Manufactured Methane Facilities

The following table sets forth information concerning the Manufactured Methane facilities: (in thousands):

	December 31,
	2015	2014
Manufactured Methane facilities, at cost, net of impairment	$1,634	$1,634
Accumulated depreciation	(60)	—
Manufactured Methane facilities, net	$1,574	$1,634

During each of the years ended December 31, 2015, 2014, and 2013, the Company recorded depreciation expense of $60,000, $163,000, and $136,000, respectively.  In 2014, the Company recognized a non-cash impairment of the Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from estimated discounted cash flows, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities.  (See Note 10. Fair Value Measurements)

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2015: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	362	162	200
Other	5 yrs	63	63	-
Total		$445	$245	$200

Other property and equipment consisted of the following as of December 31, 2014: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$17	$3
Vehicles	2-5 yrs	430	233	197
Other	5 yrs	63	63	-
Total		$513	$313	$200

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2015, 2014, and 2013, the Company recorded depreciation expense of $77,000, $101,000, and $170,000, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7. Discontinued Operations

Discontinued operations represent the income and expenses related to the Company’s pipeline assets.  The pipeline assets were sold in August 2013.  The following table summarizes the amounts in net loss from discontinued operations, net of income tax presented in the consolidated statement of Operations for the year ended December 31, 2013 (in thousands):

Year Ended December 31, 2013
Revenues	$22
Production costs and taxes	(164)
Depreciation, depletion, and amortization	—
Impairment	—
Gain on sale of assets	128
Deferred income tax benefit	(180)
Current income tax benefit	57
Net loss from discontinued operations, net of income tax	$(137)

8. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

	December 31,
	2015	2014
Revolving credit facility, with interest only payment until maturity	$869	$734
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $8	152	155
Total long-term debt	1,021	889
Less current maturities	(65)	(65)
Long-term debt, less current maturities	$956	$824

Future debt payments to unrelated entities as of December 31, 2015 consisted of the following: (in thousands)

	2016	2017	2018	Total
Bank Credit Facility	$—	$—	$869	$869
Company Vehicles	$65	$52	$35	$152
Total	$65	$52	$904	$1,021

At December 31, 2015, the Company had a revolving credit facility with Prosperity Bank.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2015, the Company’s borrowing base was $7.8 million and the interest rate of prime plus 0.50% per annum.  The Company’s borrowing base was reduced to approximately $3.2 million with the March 28, 2016 amendment to the credit agreement.  The Company’s interest rate at December 31, 2015 was 4.00%, and matures on January 30, 2018 as amended.  The borrowing base remains subject to the existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  These covenants include leverage, interest coverage, and minimum liquidity ratios.  During 2013, 2014, and the first three quarters of 2015, the Company was in compliance with all covenants.  However, during the quarter ended December 31, 2015, the Company was not in compliance with the leverage and interest coverage ratios.  After the covenant modifications and waivers included in the March 28, 2016 amendment, the Company is now in compliance with all covenants.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On March 28, 2016, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $7.8 million to approximately $3.2 million, extend the term of the facility to January 30, 2018, and delete the Leverage Ratio covenant.  For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company is now in compliance as a result of the amendment and waivers.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million.

The total borrowing by the Company under the Prosperity Bank facility at December 31, 2015 and December 31, 2014 was $869,000 and $734,000 million, respectively.  The next borrowing base review will take place in September 2016.

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

On December 15, 2013, the Company entered into a 38 month lease (2 months free) for office space in Greenwood Village Colorado.  The payment on this lease is approximately $2,700 per month and expired February 28, 2017.  On May 14, 2014, the lease was amended to include additional leased space at the Greenwood Village Colorado office.  The amendment extended the lease to expire on May 31, 2017.  The monthly lease payments were amended as follows: $3,965.06 per month for the period June 2014 through May 2015; $4,090.94 per month for the period June 2015 through May 2016; $4,216.81 per month for the period June 2016 through May 2017.  Future non-cancellable commitments related to this lease total approximately $50,000 due in 2016, and $21,000 due in 2017.

Office rent expense for each of the three years ended December 31, 2015, 2014, and 2013 was $49,000, $73,000, and $92,000, respectively.

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action calls for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the appeal would have been administratively denied and the order to the Company as operator to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  As a result of the determination by the IBLA, the Company recorded a liability of $386,000 in the Company’s Consolidated Balance Sheets under “Accrued and other current liabilities” and an expense in its Consolidated Statements of Operations under “Production costs and taxes” for the year ended December 31, 2014.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company determined that further appeal of the determination was not likely to reduce the penalty and the Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty affirmed on appeal and statutory interest thereon from funds borrowed under its credit facility.  During the quarter ended December 31, 2015, the funds held as collateral by RLI Insurance Company were released to the Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company and to pay the civil penalty and interest thereon.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to each employee and members of the Board of Directors if he is still employed by the Company or still a member of the Board of Directors.  As of December 31, 2015, the reductions were approximately $142,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3
Oil and gas properties	$—	$—	$8,838

The fair value of the oil and gas properties at December 31, 2015 was based on the quarterly ceiling test calculation performed by the Company.  This fair value approximates the future net cash flows of the year end reserves discounted at 10%.

The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2015 and December 31, 2014.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2014 and 2015 (in thousands):

Balance December 31, 2013	$1,780

Accretion expense	114
Liabilities incurred	46
Liabilities settled	(70)
Revision in estimated liabilities	138
Balance December 31, 2014	$2,008

Accretion expense	126
Liabilities incurred	—
Liabilities settled	(24)
Revisions in estimated liabilities	112
Balance December 31, 2015	$2,222

The revisions in estimated liabilities in 2015 and 2014 resulted primarily from change in timing of wells to be plugged.

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

On March 21, 2016, the Company’s shareholders approved a 1 for 10 reverse stock split, effective with trading on March 24, 2016.  All share and per share information in the following tables has been adjusted to reflect the impact of this reverse stock split.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option activity in 2015, 2014, and 2013:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	90,025	$5.70	87,025	$5.90	137,225	$6.10
Granted	10,000	$2.40	10,000	$4.40	7,500	$5.40
Exercised	—	$—	—	$—	—	$—
Expired/cancelled	(54,400)	$4.80	(7,000)	$6.30	(57,700)	$7.20
Outstanding, end of year	45,625	$6.10	90,025	$5.70	87,025	$5.90
Exercisable, end of year	45,625	$6.10	90,025	$5.70	79,025	$6.00

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$10.80	5,000	0.3	5,000
$11.60	1,875	0.3	1,875
$8.40	1,875	0.5	1,875
$7.20	1,875	0.8	1,875
$7.50	1,875	1.0	1,875
$10.70	1,875	1.3	1,875
$8.10	1,875	1.5	1,875
$7.30	1,875	1.8	1,875
$6.40	1,875	2.0	1,875
$6.20	1,875	2.2	1,875
$4.80	1,875	2.5	1,875
$4.10	1,875	2.8	1,875
$4.10	2,500	3.0	2,500
$4.80	2,500	3.2	2,500
$4.40	2,500	3.5	2,500
$4.40	2,500	3.8	2,500
$2.50	2,500	4.0	2,500
$2.30	2,500	4.2	2,500
$2.70	2,500	4.5	2,500
$2.20	2,500	4.8	2,500
	45,625		45,625

During 2015, the Company issued the following options to each of the non-executive directors that remain outstanding as of December 31, 2015. These options vested upon grant date.

Options Issued to Each Non-executive Director	Total Options Issued to Non-executive Directors	Exercise Price	Grant Date	Expiration Date
625	2,500	$2.50	1/5/2015	1/4/2020
625	2,500	$2.30	4/1/2015	3/31/2020
625	2,500	$2.70	7/2/2015	7/1/2020
625	2,500	$2.20	10/2/2015	10/1/2020

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average fair value per share of options granted in 2015 was $2.40 and 2014 was $2.20 calculated using the Black Scholes option pricing model.

Compensation expense related to stock options was $12,000 in 2015 and was $32,000 in 2014 and $(28,000) in 2013.  The 2013 amount was comprised of $32,000 of current year compensation expense offset by reversal of $59,500 previously recognized as compensation expense.  This expense is recorded in “General and administrative” in the Consolidated Statements of Operations.  The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2015 of expected volatility of  61.7%, a risk free interest rate of 2.53% and an expected option life remaining from 0.3 to 4.8 years. The weighted average assumptions for 2014 were expected volatility of 53.3%, a risk free interest rate of 3.27% and an expected option life remaining from 0.1 to 4.8 years.  The weighted average assumptions used for 2013 were expected volatility of 47.6%, a risk fee interest rate of 2.97% and an expected option life remaining for 0.1 years to 4.8 years.

On January 4, 2016, options to purchase 2,500 common shares at $1.20 per share were issued to the Company’s non-executive directors.  These options fully vested upon grant date and will expire on January 3, 2021.  Shares and price per share information has been adjusted to reflect the impact of this reverse stock split.

13. Income Taxes

The Company had taxable income for the years ended December 31, 2014, and 2013.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2015	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(5,906)
State income tax (benefit) expense	(893)
Permanent difference	3
Net change in deferred tax asset valuation allowance	14,147
Total income tax provision (benefit)	$7,351

Year Ended December 31, 2014	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(270)
State income tax (benefit) expense	(40)
Permanent difference	304
Other	—
Net change in deferred tax asset valuation allowance	—
Total income tax provision (benefit)	$(6)

Year Ended December 31, 2013	Continuing Operations	Discontinued Operations	Total
Statutory rate	34%	34%	34%
Tax (benefit) expense at statutory rate	$1,689	$(5)	$1,684
State income tax (benefit) expense	255	—	255
Permanent difference	4	—	4
Other	62	(62)	—
Net change in deferred tax asset valuation allowance	—	190	190
Total income tax provision (benefit)	$2,010	$123	$2,133

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

In 2013, management determined using the “more likely than not” criteria for recognition that upon sale of the Pipeline asset, the Company would not be able to utilize the state net operating loss carryforwards associated with TPC and the Tennessee oil and gas properties, and therefore established an allowance for these state net operating loss carryforwards.  At December 31, 2015, the Company recorded a full allowance of the deferred tax asset primarily due to cumulated losses incurred during the 3 years ended December 31, 2015. The total valuation allowance at December 31, 2015 was $15.0 million and $790,000 at December 31, 2014 and 2013.

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $22.9 million which will expire between 2018 and 2032 if not utilized.  The Company recognizes the excess income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability under the “with” and “without” approach. Due to cumulative net operating loss carryforwards (“NOLs”) that exceeded the excess income tax benefits generated in prior reporting periods, the Company has not recognized the excess benefit of the tax deductions upon the exercise of stock options in any prior reporting period. As of December 31, 2015, the Company’s estimated net operating losses for tax return filing purposes exceeds the gross amount for financial reporting purposes by $1.8 million. The tax effect of this excess tax benefit will be recorded as a reduction to APIC in a future reporting period when the cash benefit is realized.  Our open tax years include all returns filed for 2011 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2015	2014
Net deferred tax assets – current:
Bad debt	$68	$68
Valuation allowance	(68)
Total deferred tax assets – current	$—	$68

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$8,963	$7,173
Oil and gas properties	4,112	(894)
Property, Plant and Equipment	668	711
Asset retirement obligation	870	786
Tax credits	260	202
Miscellaneous	53	95
Valuation allowance	(14,926)	(790)
Total deferred tax assets – noncurrent	$—	$7,283

Net deferred tax asset	$—	$7,351

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$1,634	$1,899	$1,425	$1,206
Net loss from continuing operations	(515)	(76)	(4,963)	(19,167)
Loss per common share from continuing operations	$(0.08)	$(0.01)	$(0.82)	$(3.15)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fiscal Year Ended 2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$3,505	$3,985	$3,619	$2,679
Net income (loss) from continuing operations	424	377	425	(2,014)
Income (loss) per common share from continuing operations	$0.07	$0.06	$0.07	$(0.33)

15. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Proved oil and gas properties	$8,286	$49,388
Unproved properties	552	462
Total proved and unproved oil and gas properties	$8,838	$49,850
Less accumulated depreciation, depletion and amortization	—	(24,437)
Net oil and gas properties	$8,838	$25,413

As a result of the ceiling test impairment during 2015, the accumulated depreciation, depletion, and amortization has been netted against the cost to reflect the post impairment value of the oil and gas properties.

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2015	2014	2013
Property acquisitions proved	$—	$—	$—
Property acquisitions unproved	90	598	488
Exploration cost	22	2,367	914
Development cost	252	864	998
Total	$364	$3,829	$2,400

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$5,631	$13,260	$15,325
Production costs and taxes	(3,360)	(4,876)	(4,854)
Depreciation, depletion and amortization	(2,538)	(2,766)	(2,606)
Impairment	(14,526)	—	—
Income (loss) from oil and gas producing activities	$(14,793)	$5,618	$7,865

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2013, 2014 and 2015.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2012	2,213	22	2,217
Revisions of previous estimates	(153)	16	(151)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	170	—	170
Production	(166)	(38)	(172)
Sales of reserves in place	(24)	—	(24)
Proved reserves at December 31, 2013	2,040	—	2,040
Revisions of previous estimates	(253)	—	(253)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	164	—	164
Production	(154)	—	(154)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2014	1,797	—	1,797
Revisions of previous estimates	(790)	—	(790)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	1	—	1
Production	(131)	—	(131)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2015	877	—	877

Proved developed reserves at:
December 31, 2012	1,822	22	1,826
December 31, 2013	1,575	—	1,575
December 31, 2014	1,438	—	1,438
December 31, 2015	877	—	877

Proved undeveloped reserves at:
December 31, 2012	391	—	391
December 31, 2013	465	—	465
December 31, 2014	359	—	359
December 31, 2015	—	—	—

The Company’s Proved Undeveloped Reserves at December 31, 2015 included no locations as compared to 27 locations at December 31, 2014.  During 2015, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during 2015.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2015			Year Ended 12/31/2014			Year Ended 12/31/2013
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$8,287	—	$8,287	$40,417	—	$40,417	$47,856	—	$47,856
Proved developed producing reserves (PDP)	$7,686	—	$7,686	$32,059	—	$32,059	$34,440	—	$34,440
% of PDP reserves to total proved reserves	93%	—	93%	79%	—	79%	72%	—	72%
Proved developed non-producing reserves	$601	—	$601	$2,956	—	$2,956	$4,868	—	$4,868
% of PDNP reserves to total proved reserves	7%	—	7%	7%	—	7%	10%	—	10%
Proved undeveloped reserves (PUD)	$—	—	$—	$5,402	—	$5,402	$8,548	—	$8,548
% of PUD reserves to total proved reserves	—	—	—	14%	—	14%	18%	—	18%

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Future cash inflows	$38,566	$158,792	$183,801
Future production costs and taxes	(23,500)	(71,951)	(82,307)
Future development costs	(951)	(10,014)	(11,162)
Future income tax expenses	—	(13,092)	(18,910)
Future net cash flows	14,115	63,735	71,422

Discount at 10% for timing of cash flows	(5,828)	(29,204)	(32,714)
Standardized measure of discounted future net cash flows	$8,287	$34,531	$38,708

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$34,531	$38,708	$45,354
Sales, net of production costs and taxes	(1,901)	(8,385)	(10,471)
Discoveries and extensions, net of costs	5	4,231	4,047
Purchase of reserves in place	—	—	—
Sale of reserves in place	—	—	(767)
Net changes in prices and production costs	(16,009)	(829)	(1,277)
Revisions of quantity estimates	(22,431)	(6,610)	(4,306)
Previously estimated development cost incurred during the year	—	508	3,149
Changes in future development costs	4,890	(1,913)	(1,392)
Changes in production rates (timing) and other	(56)	1,312	368
Accretion of discount	3,373	4,247	4,593
Net change in income taxes	5,885	3,262	(590)
Balance, end of year	$8,287	$34,531	$38,708

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2015, 2014, and 2013, were $43.98, $88.34, $90.11 per barrel of oil respectively.  The Company’s proved reserves as of December 31, 2015, 2014 and 2013 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.