Form 10-Q
period 2016-09-30
TENGASCO INC
filed 2016-11-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,097,723 common shares at November 7, 2016.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets

Current
Cash and cash equivalents	$31	$40
Accounts receivable, less allowance for doubtful accounts of $14	490	446
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	632	542
Other current assets	172	354
Total current assets	1,325	1,382
Oil and gas properties, net (full cost accounting method)	5,594	8,838
Manufactured Methane facilities, net	1,563	1,573
Other property and equipment, net	156	200
Total assets	$8,638	$11,993

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$188	$151
Accounts payable – other	159	159
Accounts payable – related party	—	634
Accrued and other current liabilities	226	356
Current maturities of long-term debt	58	65
Total current liabilities	631	1,365
Asset retirement obligation	2,243	2,222
Long term debt, less current maturities	2,231	946
Total liabilities	5,105	4,533
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.001 par value, authorized 100,000,000 shares, 6,093,634 and 6,084,241 shares issued and outstanding	6	6
Additional paid–in capital	55,782	55,770
Accumulated deficit	(52,255)	(48,316)
Total stockholders’ equity	3,533	7,460
Total liabilities and stockholders’ equity	$8,638	$11,993

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Oil and gas properties	$1,070	$1,275	$2,965	$4,545
Methane facility	172	150	491	413
Total revenues	1,242	1,425	3,456	4,958
Cost and expenses
Production costs and taxes	889	1,128	2,570	3,223
Depreciation, depletion, and amortization	256	647	904	2,082
General and administrative	346	585	1,131	1,557
Impairment	632	7,189	2,718	7,189
Total cost and expenses	2,123	9,549	7,323	14,051
Net loss from operations	(881)	(8,124)	(3,867)	(9,093)
Other expenses
Interest expense	(27)	(47)	(73)	(70)
Gain on sale of assets	—	17	1	38
Total other expenses	(27)	(30)	(72)	(32)
Loss from operations before income tax	(908)	(8,154)	(3,939)	(9,125)
Deferred Income tax benefit	—	3,191	—	3,572
Net loss	$(908)	$(4,963)	$(3,939)	$(5,553)
Net loss per share
Basic	$(0.15)	$(0.82)	$(0.65)	$(0.91)
Fully diluted	$(0.15)	$(0.82)	$(0.65)	$(0.91)
Shares used in computing earnings per share
Basic	6,093,579	6,084,241	6,088,834	6,084,241
Diluted	6,093,579	6,084,241	6,088,834	6,084,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss from operations	$(3,939)	$(5,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	904	2,082
Amortization of loan fees-interest expense	5	8
Accretion on asset retirement obligation	107	94
Impairment	2,718	7,189
Gain on sale of assets	—	(38)
Stock based compensation	12	9
Deferred tax expense (benefit)	—	(3,572)
Changes in assets and liabilities:
Accounts receivable	(45)	282
Inventory and other assets	92	300
Accounts payable	(597)	(2)
Accrued and other current liabilities	(130)	(433)
Settlement on asset retirement obligation	(66)	(17)
Net cash provided by (used in) operating activities	(939)	349
Investing activities
Additions to oil and gas properties	(300)	(566)
Additions to methane project	(35)	—
Additions to other property and equipment	(5)	(1)
Proceeds from sale of other property and equipment	4	31
Net cash used in investing activities	(336)	(536)
Financing activities
Repayments of borrowings	(1,974)	(3,273)
Proceeds from borrowings	3,250	3,500
Loan fees	(10)	(2)
Net cash provided by financing activities	1,266	225
Net change in cash and cash equivalents	(9)	38
Cash and cash equivalents, beginning of period	40	35
Cash and cash equivalents, end of period	$31	$73
Supplemental cash flow information:
Cash interest payments	$68	$18
Supplemental non-cash investing and financing activities:
Financed company vehicles	$23	117

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no natural gas imbalances at September 30, 2016 or December 31, 2015.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and any sales of methane or electricity are billed each month.  No methane gas was sold during the nine months ended September 30, 2016 or 2015.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended September 30, 2016 and December 31, 2015.  These costs include production costs and taxes, allocated general and administrative costs, depreciation, and allocated interest cost.  The market component is calculated using the average September 2016 and December 2015 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carries equipment and materials in inventory to be used in its Kansas operation which are carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials as of September 30, 2016 and December 31, 2015.  The following table sets forth information concerning the Company’s inventory (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2016	December 31, 2015
Oil – carried at market	$422	$332
Equipment and materials – carried at market	210	210
Total inventory	$632	$542

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd.  The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had unevaluated properties of $552,000 at September 30, 2016 and December 31, 2015.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10% plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.  During the three months and nine months ended September 30, 2016, the Company recorded an impairment of oil and gas properties in the amount of $632,000 and $2,718,000, respectively.  During the three months and nine months ended September 30, 2015, the Company recorded an impairment of oil and gas properties in the amount of $7,189,000.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at September 30, 2016 and December 31, 2015.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	September 30, 2016	December 31, 2015
Revenue	$462	$417
Joint interest	21	21
Other	21	22
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$490	$446

(2)	Income Taxes

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

The Company does not expect to pay any federal or state income tax for the year 2016 as a result of an anticipated net loss during 2016.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2016, the Company has recorded a full valuation allowance on its deferred tax assets.  Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes.  There were no recorded unrecognized tax benefits at September 30, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Loss (numerator):
Net loss	$(908)	$(4,963)	$(3,939)	$(5,553)
Weighted average shares (denominator):
Weighted average shares – basic	6,093,579	6,084,241	6,088,834	6,084,241
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	6,093,579	6,084,241	6,088,834	6,084,241
Loss per share – Basic and Dilutive:
Basic	$(0.15)	$(0.82)	$(0.65)	$(0.91)
Dilutive	$(0.15)	$(0.82)	$(0.65)	$(0.91)

Share and per share data at September 30, 2015 has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016, effective with trading on March 24, 2016.  The total number of shares issued and outstanding represent estimates after adjustments to reflect the impact of the reverse stock split.

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

In August 2016, the FASB issued Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This amendment provides guidance on certain cash flow classification issues, thereby reducing the current and potential future diversity in practice. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company does not expect this to impact operating results or cash flows.

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

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program, was conveyed a 75% net profits interest in the methane extraction project developed by MMC at the Carter Valley landfill owned by Republic Services in Church Hill, Tennessee (the "Methane Project"). Net profits, if any, from the Methane Project received by Hoactzin would have been applied towards the determination of the Payout Point for the Ten Well Program.  However, through September 30, 2016, no payments were made to Hoactzin for its net profits interest in the Methane Project, because no net profits were generated.

The method of calculation of the net profits interest takes into account specific costs and expenses as well as gross gas revenues for the Methane Project.  As a result of the startup costs and ongoing operating expenses, no net profits, as defined in the agreement, have been generated from startup in April, 2009 through September 30, 2016 for payment to Hoactzin under the net profits interest conveyed.

In February 2014, net revenues earned by Hoactzin from the Ten Well Program had exceeded $5.2 million and thereby reached the Payout Point which increased the management fee due to the Company by Hoactzin from 25% to 85% and reduced the net profits interest in the Methane Project from 75% to 7.5%.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

As part of the transition process, Hoactzin secured new bonds from Argonaut Insurance Company to replace the IndemCo bonds.  As noted above, all of the IndemCo bonds were replaced, and all IndemCo bonds were cancelled.  Also as part of the transition to Hoactzin becoming named operator of its own properties, four separate right-of-use and easement (“RUE”) bonds in the aggregate amount of $1.55 million were required by the regulatory process to be issued by Argonaut in the Company’s name as then-current operator.  As of September 30, 2016, all of these four RUE bonds have been cancelled and released by the Bureau of Ocean Energy Management as to the Company.  Accordingly, the transfer from the Company to Hoactzin of all interests in and obligations under these four RUE’s and associated bonding is completed.

As operator, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  During late 2009 and early 2010, Hoactzin undertook several significant operations, for which the Company contracted in the ordinary course.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at September 30, 2016 and December 31, 2015 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2016 and December 31, 2015 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at September 30, 2016 and December 31, 2015.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” is $0 at September 30, 2016 and December 31, 2015.

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

The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to collateralize the appeal bond with RLI Insurance Company and to pay the civil penalty and interest thereon.  See Note 11 Commitments and Contingencies.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(6)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2016	December 31, 2015
Oil and gas properties, at cost	$5,042	$8,286
Unevaluated properties	552	552
Oil and gas properties	$5,594	$8,838

The Company recorded depletion expense of $806,000 and $1,974,000 for the nine months ended September 30, 2016 and 2015, respectively.  In addition, during the nine months ended September 30, 2016 and 2015, the Company recorded an impairment of oil and gas properties in the amount of $2,718,000 and $7,189,000, respectively.  As a result of the ceiling test impairment, the accumulated depreciation, depletion, and amortization has been netted against the cost to reflect the post impairment value of the oil and gas properties.

(7)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the nine months ended September 30, 2016 (in thousands):

Balance December 31, 2015	$2,222
Accretion expense	107
Liabilities incurred	—
Liabilities settled	(86)
Balance September 30, 2016	$2,243

(8)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Note payable to a financial institution, with interest only payment until maturity.	$2,187	$869
Less unamortized debt issuance cost	(15)	(10)
Note payable to a financial institution, net of unamortized debt issuance cost	2,172	859

Installment notes bearing interest at the rate of 4.16% to 4.6% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	117	152
Total long-term debt	2,289	1,011
Less current maturities	(58)	(65)
Long-term debt, less current maturities	$2,231	$946

Unamortized debt issuance cost at December 31, 2015 was reclassified from an asset to a reduction of long-term debt.  This reclassification was done to comply with ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On March 28, 2016, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $7.8 million to approximately $3.2 million, extend the term of the facility to January 30, 2018, and delete the Leverage Ratio covenant.  For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company was in compliance at March 28, 2016 as a result of the amendment and waivers.  For the quarter ended June 30, 2016, the Company was in default on compliance with the Debt to Tangible Net Worth covenant.  On August 10, 2016, the Company received a waiver of the covenant default for the quarter ended June 30, 2016 as well as a waiver for the anticipated default for the quarter ended September 30, 2016.  On October 17, 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 with respect to a proposed rights offering to existing shareholders.  The Company anticipates that the net proceeds of the rights offering will be used initially to pay bank indebtedness.  Based on this rights offering, it is anticipated that the Company will be in compliance with the Debt to Tangible Net Worth covenant for the quarter ended December 31, 2016 and will also result in the Company having additional borrowing capacity to fund daily operations.  If the Company is not successful raising equity through the rights offering, it could have a material effect on the ability to fund operations and the Company may then need to seek other sources of financing.  Although the Company was in default of the Debt to Tangible Net Worth covenant for the quarter ended June 30, 2016, the Company was in compliance as of August 10, 2016 as a result of the waiver.  As a result of the waivers received on default of both the Interest Coverage ratio and the Debt to Tangible Net Worth ratio, the Company was in compliance with both of these covenants at September 30, 2016.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remains prime plus 0.50% per annum.  This rate was 4.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remains $40 million.  The next borrowing base review will take place in November 2016.

(9)	Manufactured Methane

The following table sets forth information concerning the Manufactured Methane facilities (in thousands):

	September 30, 2016	December 31, 2015
Manufactured Methane facilities, at cost	$1,669	$1,633
Accumulated depreciation	(106)	(60)
Manufactured Methane facilities, net	$1,563	$1,573

The methane facilities were placed into service on April 1, 2009.  The methane facilities are being depreciated over the estimated useful life of approximately 33 years based on estimated landfill closure date of December 2041.  The Company recorded depreciation expense of $46,000 and $45,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of September 30, 2016 and December 31, 2015.

(11)	Commitments and Contingencies

The Company as designated operator was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the order to the Company to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  On July 14, 2015, the court affirmed the determination by the IBLA without reduction.  The Company determined that further appeal of the determination was not likely to reduce the penalty and the Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty affirmed on appeal and statutory interest thereon from funds borrowed under its credit facility.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended September 30, 2016, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  As of September 30, 2016, the reductions were approximately $205,000.  The Company has not accrued any liabilities associated with these compensation reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2016, 105 MBbl gross of oil were sold from the Company’s properties.  Of the 105 MBbl, 82 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first nine months of 2016 of 82 MBbl of oil compares to net sales of 101 MBbl of oil during the first nine months of 2015.  The Company’s net revenue from its oil and gas properties was $3.0 million during the first nine months of 2016 compared to $4.5 million during the first nine months of 2015.  This decrease in net revenue was primarily due to an $837,000 decrease related to the 19 MBbl decrease in sales volumes and a $745,000 decrease related to a $9.06 per barrel decrease in the average oil price from $44.65 per barrel during the first nine months of 2015 to $35.59 per barrel during the first nine months of 2016.  The 19 MBbl decrease was primarily due to decreased sales volumes from the Albers B, Coddington, Croffoot, Hilgers B, Howard A, Liebenau, McElhaney A, Rogers, and Veverka B leases.  Methane facility revenues during the first nine months of 2016 and 2015 were $491,000 and $413,000, respectively.  The $78,000 increase in methane facility revenues was a result of higher uptime and increased efficiency during 2016 compared to 2015.

Comparison of the Quarters Ended September 30, 2016 and 2015

The Company reported a net loss of $908,000 or $0.15 per share of common stock during the third quarter of 2016 compared to a net loss of $5.0 million or $0.82 per share of common stock during the third quarter of 2015.  The $4.1 million decrease in net loss was primarily due to a $6.6 million decrease in ceiling test impairment, a $391,000 decrease in DD&A, a $239,000 decrease in production costs and taxes, and a $239,000 decrease in general and administrative costs, partially offset by a $3.2 million decrease in income tax benefit, and a $183,000 decrease in revenues.

The Company recognized $1.2 million in revenues during the third quarter of 2016 compared to $1.4 million during the third quarter of 2015. The revenue decrease from 2015 levels was primarily due to a $186,000 decrease resulting from a 4.6 MBbl decrease in sales volumes, primarily from the Albers B, Coddington, Croffoot, Hilgers B, Howard A, Liebenau, and Lovett leases, and a $22,000 decrease resulting from an $0.82 per barrel decrease in the average oil price from an average price of $40.24 per barrel during third quarter of 2015 to an average price of $39.42 per barrel during the third quarter of 2016.  In addition, there was a $22,000 increase in methane facility revenues related to higher uptime.

DD&A decreased $391,000 from $647,000 during the third quarter of 2015 to $256,000 during the third quarter of 2016.  This decrease was primarily due to a $300,000 decrease resulting from a lower oil depletion rate as a result of impairments in 2015 and 2016, and a $91,000 decrease related to a 4.6 MBbl decrease in oil sales volumes.

Production cost and taxes decreased $239,000 from $1.1 million during the third quarter of 2015 to $889,000 during the third quarter of 2016.  This decrease was primarily due to an $85,000 change in oil inventory quarterly adjustment, and a $71,000 decrease in chemical costs.

General and administrative costs decreased $239,000 from $585,000 during the third quarter of 2015 to $346,000 during the third quarter of 2016.  This decrease was primarily due a $100,000 decrease resulting from personnel reductions which took place during the first quarter of 2016, and a $76,000 reductions in consulting costs.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The Company reported a net loss of $3.9 million or $0.65 per share of common stock during the first nine months of 2016 compared to a net loss of $5.6 million or $0.91 per share of common stock during the first nine months of 2015.  The $1.6 million decrease in net loss was primarily due to a $4.5 million decrease in ceiling test impairment, a $1.2 million decrease in DD&A, a $653,000 decrease in production cost and taxes, and a $426,000 decrease in general and administrative cost, partially offset by a $3.6 million decrease in income tax benefit, and a $1.5 million decrease in revenues.

The Company recognized $3.5 million in revenues during the first nine months of 2016 compared to $5.0 million during the first nine months of 2015. The revenue decrease from 2015 levels was primarily due to a $837,000 decrease resulting from a 19 MBbl decrease in sales volumes, primarily from the Albers B, Coddington, Croffoot, Hilgers B, Howard A, Liebenau, McElhaney A, Rogers, and Veverka B leases, and a $745,000 decrease related to a $9.06 per barrel decrease in the average oil price from an average price of $44.65 per barrel during the first nine months of 2015 compared to an average price of $35.59 per barrel during the first nine months of 2016.  In addition, there was a $78,000 increase in methane facility revenues related to higher uptime and increased efficiency during 2016 compared to 2015.

DD&A decreased $1.2 million from $2.1 million during the first nine months of 2015 to $904,000 during the first nine months of 2016.  This decrease was primarily due to an $805,000 decrease resulting from a lower oil depletion rate as a result of impairments in 2015 and 2016, and a $363,000 decrease resulting from a 19 MBbl decrease in oil sales volumes.

Production costs and taxes decreased $653,000 from $3.2 million during the first nine months of 2015 to $2.6 million during the first nine months of 2016.  This decrease was primarily due to a $238,000 change in oil inventory quarterly adjustment, a $127,000 decrease in chemical cost, a $92,000 decrease in utility cost, and an $88,000 decrease in methane facility cost.

General and administrative costs decreased $426,000 from $1.6 million during the first nine months of 2015 to $1.1 million during the first nine months of 2016.  This decrease was primarily due to $234,000 decrease in salaries and wages as a result of temporary payroll reductions commencing in the first and second quarter of 2015 as well as personnel reductions which took place during the first quarter of 2016, and an $87,000 reduction in consulting costs.

Liquidity and Capital Resources

At September 30, 2016, the Company had a revolving credit facility with Prosperity Bank.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of September 30, 2016, the Company’s borrowing base was approximately $3.2 million, the interest rate of prime plus 0.50% per annum, and the maturity date was January 30, 2018.  The Company’s interest rate at September 30, 2016 was 4.00%.  The borrowing base is subject to an existing periodic redetermination provision in the credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  On March 28, 2016, the credit facility was amended to delete the Leverage Ratio covenant, add a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company was in compliance at March 28, 2016 as a result of the amendment and waivers.  For the quarter ended June 30, 2016, the Company was in default on compliance with the Debt to Tangible Net Worth covenant.  On August 10, 2016, the Company received a waiver of the covenant default for the quarter ended June 30, 2016 as well as a waiver for the anticipated default for the quarter ended September 30, 2016.  On October 17, 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 with respect to a proposed rights offering to existing shareholders.  The Company anticipates that the net proceeds of the rights offering will be used initially to pay bank indebtedness.  Based on this rights offering, it is anticipated that the Company will be in compliance with the Debt to Tangible Net Worth covenant for the quarter ended December 31, 2016 and will also result in the Company having additional borrowing capacity to fund daily operations.  If the Company is not successful raising equity through the rights offering, it could have a material effect on the ability to fund operations and the Company may then need to seek other sources of financing.  Although the Company was in default of the Debt to Tangible Net Worth covenant for the quarter ended June 30, 2016, the Company was in compliance as of August 10, 2016 as a result of the waiver.  As a result of the waivers received on default of both the Interest Coverage ratio and the Debt to Tangible Net Worth ratio, the Company was in compliance with both of these covenants at September 30, 2016.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million.  The next borrowing base review will take place in November 2016.

The total borrowing by the Company under the Prosperity Bank facility at September 30, 2016 and December 31, 2015 was approximately $2.2 million and $869,000, respectively.

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

Net cash provided by operating activities decreased $1.3 million from $349,000 provided by operating activities during the first nine months of 2015 to $939,000 used in operating activities during the first nine months of 2016.  Cash flow used in working capital was $746,000 during the first nine months of 2016 compared to $130,000 provided by working capital during the first nine months of 2015. The $876,000 reduction in cash flow provided by working capital was primarily due to a $595,000 decrease related to a $597,000 decrease in accounts payable during the first nine months of 2016 as compared to a $2,000 decrease in accounts payable during the first nine months of 2015, and a $327,000 decrease related to a $45,000 increase in accounts receivable during the first nine months of 2016 as compared to a $282,000 decrease in accounts receivable during the first nine months of 2015.  The $1.3 million decrease in cash flow provided by operating activities was primarily due to an $876,000 decrease in cash flow provided by working capital, and a $1.5 million decrease in revenues, partially offset by a $653,000 decrease in production cost and taxes, and a $426,000 decrease in general and administrative cost.  Net cash used in investing activities was $336,000 during the first nine months of 2016 compared to $536,000 used in investing activities during the first nine months of 2015.  The $200,000 decrease in net cash used in investing activities was primarily a result of a $266,000 reduction in drilling, seismic, and leasehold cost during the first nine months of 2016 compared to the first nine months of 2015.  Cash flow provided by financing activities during the first nine months of 2016 was $1.3 million as compared to $225,000 during the first nine months of 2015.  This change was primarily due to additional credit facility borrowings made as a result of lower oil prices and oil sales volumes during the first nine months of 2016 as compared to the first nine months of 2015.

Critical Accounting Policies

During the three months and nine months ended September 30, 2016, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commitments and Contingencies

The Company as designated operator was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  In the 4th quarter of 2012, the Company filed an administrative appeal with the Interior Board of Land Appeals (“IBLA”) of this action in order to attempt to significantly reduce the civil penalty.   This appeal required a fully collateralized appeal bond to postpone the payment obligation until the appeal was determined.  The Company posted and collateralized this bond with RLI Insurance Company.  If the bond was not posted, the order to the Company to pay the $386,000 penalty would have become final.  On June 23, 2014, the IBLA affirmed the civil penalty without reduction.  On September 22, 2014, the Company sought judicial review of the June 23, 2014 agency action in the federal district court in the Eastern District of Louisiana at New Orleans.  On July 14, 2015, the court affirmed the determination by the IBLA without reduction.  The Company determined that further appeal of the determination was not likely to reduce the penalty and the Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty affirmed on appeal and statutory interest thereon from funds borrowed under its credit facility.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

Cost Reduction Measures

During the quarter ended March 31, 2015, the Company initiated cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if still employed by the Company or still a member of the Board of Directors.  As of September 30, 2016, the reductions were approximately $205,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As a result, the Company’s ability to replace naturally declining production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.

As of September 30, 2016, the Company’s borrowing base was approximately $3.2 million of which $2.2 million had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in November 2016.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly Kansas oil prices received during the first nine months of 2016 ranged from a low of $24.50 per barrel to a high of $43.02 per barrel.  As a result of the low prices experienced during 2015 and 2016, the Company recorded an impairment of its oil and gas properties during the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016.

As of September 30, 2016, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At September 30, 2016, the Company had debt outstanding of $2.3 million including, as of that date, $2.2 million owed on its credit facility with Prosperity Bank. As of September 30, 2016, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at September 30, 2016 was 4.00%.  The Company’s remaining debt of $117,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately $9,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2016.  The Company did not have any open derivative contracts relating to interest rates at September 30, 2016 or December 31, 2015.

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

On October 17, 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 with respect to a proposed rights offering to existing shareholders as of the record date, which has not been determined. The rights offering will provide that the holders of each share of the Company’s approximately 6.1 million outstanding shares of common stock may purchase two new shares for $0.66 each.   The offer includes an oversubscription privilege whereby participating shareholders may purchase shares that were offered but not purchased by other shareholders, if any are available, for $0.66 per share. The Company may change the subscription price in the offering as it may deem necessary when the Securities and Exchange Commission deems the current filing to be effective and the Company finalizes all details of the offering.  If the rights offering is fully subscribed, the Company would receive gross proceeds of approximately $8 million.

The Company anticipates that the net proceeds of the rights offering will be used initially to pay bank indebtedness in the amount of approximately $2.4 million, with the balance of the net proceeds to be used for working capital and general corporate purposes, including projects currently identified by the Company for acquisition, joint development, or joint exploration in Kansas and Texas as well as exploration of the Company’s leased acreage in Saline County, Kansas.

The final subscription price, record date, offering period, issuance date and other details of the proposed offering have not yet been determined, although the Company anticipates that the offering will commence within 45 days of the date of filing the Form S-1.  When the Securities and Exchange Commission declares the Company’s registration statement effective, the prospectus and related documents will be mailed to shareholders of record and will also be made available, as applicable, for distribution to beneficial owners of the Company’s common stock.  None of the Company, its board of directors or any committee of its board of directors is making any recommendation to shareholders as to whether to exercise their subscription rights. The Company anticipates, but cannot assure, that Dolphin Offshore Partners, L.P., the Company’s largest shareholder, will fully exercise its basic subscription rights and oversubscription privileges subject to the limitations imposed by the terms of the offering. The Company also anticipates that all of the Company’s directors and the Chief Executive Officer of the Company will fully exercise their basic subscription rights.

Shareholders should carefully read the prospectus and related materials in the Registration Statement when they are available because they contain important information concerning the rights offering.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

3	Amended and Restated Certificate of Incorporation of Tengasco, Inc. as of March 23, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.
32	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  November 14, 2016

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer