Form 10-K
period 2016-12-31
TENGASCO INC
filed 2017-03-30
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or

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
(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.0 million (June 30, 2016 closing price $0.75 – closing price has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016, and effective with trading on March 24, 2016).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 24, 2017 was 10,601,685.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2016 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

Reserve life. A measure of the productive life of an oil or gas property or a group of properties, expressed in years.

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

Standardized measure. The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves and deducting the estimated future costs to be incurred in developing, producing, and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and gas reserves.

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

Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas from the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

References herein to the “Company”, “we”, “us” and “our” mean Tengasco, Inc.

PART I

ITEM 1.     BUSINESS.

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for this purpose.  On June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company into a wholly-owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware. The Company is now a Delaware corporation.

OVERVIEW

The Company is in the business of exploration for and production of oil and natural gas.  The Company’s primary area of exploration and production is in Kansas.

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline assets on August 16, 2013.

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operates treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas or for the generation of electricity.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2016 include 177 producing oil wells, 23 shut-in wells, and 38 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.

During 2016, the Company participated in drilling one non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations.

A.	Kansas Production

The Company’s gross oil production in Kansas decreased by 26 MBbl from 158 MBbl in 2015 to 132 MBbl in 2016.  This decrease was primarily the result of natural declines during 2016.  The capital projects undertaken by the Company in 2016 were funded by borrowings from the Company’s credit facility.

B.	Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin Partners, L.P. (“Hoactzin”), consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses as a management fee.  The fee paid to the Company by Hoactzin increased from 25% to 85% of its working interest revenues net of operating expenses when net revenues received by Hoactzin reached an agreed payout point of approximately 1.35 times Hoactzin’s purchase price (the “Payout Point”) in February 2014.

In 2016, the wells from the Program produced total gross production of 9.9 MBbl of which the revenues from 7.4 MBbl were net to the Company.  During the 4th quarter of 2016, total gross production from these wells averaged 26 barrels per day, of which the revenues from 19 barrels per day were net to the Company.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2016 is indicated in the table below. These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2016 as required by SEC regulations. The table below reflects values realized at a price of $37.35 per barrel which was used in the December 31, 2016 reserve report.

Reserve Information for Ten Well Program Interest as of December 31, 2016

	Barrels Attributable to Party’s Interest	Undiscounted Future Net Cash Flows Attributable to Party’s Interest	Present Value of Future Net Cash Flows Discounted at 10% Attributable to Party’s Interest
	MBbl	(in thousands)	(in thousands)
Tengasco	70.3	$1,242	$642
Hoactzin	12.4	$219	$113

The Hoactzin reserves were estimated based on Tengasco reserves as of December 31, 2016.

B.	Kansas Production

The Company’s gross oil production in Kansas decreased by 26 MBbl from 158 MBbl in 2015 to 132 MBbl in 2016.  This decrease was primarily the result of natural declines during 2016.  The capital projects undertaken by the Company in 2016 were funded by borrowings from the Company’s credit facility.

2. Tennessee Properties

A.	Oil, Gas, and Pipeline Assets

In July 1995, the Company acquired the Swan Creek leases and began development of the field.  In 2001, the Company completed construction of a 65 mile pipeline from the Swan Creek Field to several meter stations in Kingsport, Tennessee.  Since that time, the Company evaluated whether continued development would add additional reserves and the likelihood of realizing additional revenues from transportation of third party gas through the Company’s pipeline assets.  The Company determined that existing wells would be able to produce the remaining oil and gas reserves and that the Company was unable to attract any additional third party gas without substantial capital investment.  As a result, the Company elected to sell its Swan Creek oil and gas assets and its pipeline assets and focus on its oil production from its Kansas Properties.

On August 16, 2013, the Company closed a sale to Swan Creek Partners LLC of all of the Company’s oil and gas leases and producing assets in Tennessee as well as all the Company’s pipeline assets for $1.5 million.

B.	Manufactured Methane Facilities

On October 24, 2006, the Company signed a twenty-year Landfill Gas Sale and Purchase Agreement (the “Agreement”) with predecessors in interest of Republic Services, Inc. (“Republic”). The Company assigned its interest in the Agreement to MMC.  The Agreement provided that MMC would purchase the entire naturally produced gas stream being collected at the Carter Valley municipal solid waste landfill owned and operated by Republic in Church Hill, Tennessee.  The Company installed a proprietary combination of advanced gas treatment technology to extract the methane component of the purchased gas stream.  (the “Methane Project”).

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

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site.  The electricity generated is sold under a twenty year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority through TVA’s Generation Partners program.  That program accepted generated renewable power up to 999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract pays MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH).  Current price paid to MMC is approximately $.129 per KWH.  Beginning in January 2022 the price paid for electricity will no longer include the three-cent “green” premium component.  A one-eighth royalty on electricity revenues is paid to the landfill owner.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project. Because the Payout Point was reached in February 2014 as described above, Hoactzin’s net profits interest in the Methane Project has decreased to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, ongoing operating expenses, and reduced production levels experienced, no net profits as defined have been realized during the period from the project startup in April, 2009 through December 31, 2016 for payment to Hoactzin under the net profits interest.  Since the start of 2014, there have been no methane gas sales or revenues and consequently no net profits attributable to Hoactzin’s net profits interest.

3. Other Areas of Development

Although focused on development of its current Kansas holdings, the Company will continue to review potential transactions involving producing properties and undeveloped acreage in Kansas as well as acquisition and drilling opportunities in the surrounding states.

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

Electricity generated at the Company’s MMC site in Tennessee is sold to Holston Electric Cooperative and TVA.  The contract with Holston Electric and TVA had a ten year initial commitment and has been extended for an additional ten years as described above.  The contract with Holston Electric and TVA will expire in January 2032.

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

In 2016 and 2015, no gas was produced or sold from the Methane Project.  If any gas is produced from the Methane Project in the future, the Company is dependent upon a small number of customers for the sale of gas from the Methane Project.  These customers are principally gas marketing companies, utility districts, and industrial customers in the Kingsport area with which the Company may enter into gas sales contracts.

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

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

At December 31, 2016, the Company had 14 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, Tennessee, and Texas.

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

As of December 31, 2016, the outstanding principal amount of the Company’s indebtedness under its credit facility with Prosperity Bank was approximately $2.4 million.  This balance was paid off in February 2017 using funds raised in the Company’s rights offering which closed on February 2, 2017.  Although the Company’s indebtedness has been substantially reduced, the current or an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the disruption in the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

Agreements Governing the Company’s Indebtedness may Limit the Company’s Ability to Execute Capital Spending or to Respond to Other Initiatives or Opportunities as they May Arise.

Because the availability of borrowings by the Company under the terms of the Company’s amended and restated credit facility with Prosperity Bank is subject to an upper limit of the borrowing base as determined by the lender’s calculated estimated future cash flows from the Company’s oil and natural gas reserves, the Company expects any decline in the pricing for these commodities, if continued for any extended period, would very likely result in a reduction in the Company’s borrowing base.  A reduction in the Company’s borrowing base could be significant and as a result, would not only reduce the capital available to the Company but may also require repayment of principal to the lender under the terms of the facility. Additionally, the terms of the Company’s amended and restated credit facility with Prosperity Bank restrict the Company’s ability to incur additional debt.  The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities, including limitations on debt, liens, and dividends, voluntary redemptions of debt, investments, and asset sales.  In addition, the credit facility requires that the Company maintain compliance with certain financial tests and financial covenants.  If future debt financing is not available to the Company when required as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, the Company may be unable to invest needed capital for drilling and exploration activities, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt.  In addition, the Company may be forced to sell some of the Company’s assets on an untimely basis or under unfavorable terms.  Any of these results could have a material adverse effect on the Company’s operating results and financial condition.

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

As a result, the Company’s ability to replace production may be limited.  In addition, these adverse conditions could lead to non-compliance with certain credit facility covenants, ultimately causing the Company to default under its revolving credit facility.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field and the Company’s pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, 2015, and 2016, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2016, the Company has an accumulated deficit of $52.5 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, $24.7 million in 2015, and $4.2 million in 2016.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2015 the Company experienced ceiling test failures resulting in recording non-cash impairments of $14.5 million.  During 2016, the Company recorded ceiling test failures resulting in recording non-cash impairment of $2.7 million.  Should prices continue at depressed levels during future periods, the Company may be required to record additional impairment of its oil properties.

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

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2016, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2015 and 2016, the Company recorded a valuation allowance against the entire deferred tax asset, including the portion related to the remaining net operating loss carryforwards.  This allowance was recorded primarily as a result of cumulative book losses experienced over the 3 year period ending December 31, 2015 and 2016.

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

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 20, 2017, Mr. Salas individually and through Dolphin controls 5,290,241 shares of the Company’s common stock and had options granting him the right to acquire an additional 10,000 shares of common stock.  His ownership and voting control of approximately 49.9% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 24, 2017, the Company had 10,601,685 shares of common stock outstanding of which 5,423,951 shares were held by officers, directors, and affiliates.  In addition, options to purchase 35,625 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 24, 2017.

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

Future Issuance of Additional Shares of the Company’s Common Stock Could Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interest of its current stockholders.  The Company is currently authorized to issue a total of 100 million shares of common stock with such rights as determined by the Board of Directors.  Of that amount, approximately 10.6 million shares have been issued. The potential issuance of the approximately 89.4 million remaining authorized but unissued shares of common stock may create downward pressure on the trading price of the Company’s common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 3,021 square feet located at 6021 S. Syracuse Way, Suite 117, Greenwood Village, Colorado at a current rental of $4,378 per month, expiring in May 2017.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease.

The Company carries commercial insurance as well as property insurance on its methane facility, offices, vehicles, and office contents.  As of December 31, 2016, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2016 contained 22,612 gross acres in central Kansas.  Of these 22,612 gross acres, 13,913 acres were held by production and 8,699 acres were undeveloped.

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

During 2016, the Company participated in drilling one non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

Reserve and Production Summary

The following tables indicate the county breakdown of 2016 production and reserve values as of December 31, 2016.

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	83.7	0.819898	63.6%
Trego County, KS	21.1	0.806147	16.0%
Ellis County, KS	6.8	0.799655	5.2%
Barton County, KS	5.9	0.816545	4.5%
Graham County, KS	4.1	0.872505	3.1%
Russell County, KS	3.2	0.855950	2.5%
Rush County, KS	2.3	0.861001	1.7%
Osborne County, KS	1.8	0.580700	1.4%
Pawnee County, KS	1.6	0.801618	1.2%
Stafford County, KS	1.1	0.716218	0.8%
Total	131.6		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$3,488	$—	$3,488	60.0%
Trego County, KS	1,161	—	1,161	19.9%
Graham County, KS	506	—	506	8.7%
Barton County, KS	237	—	237	4.1%
Ellis County, KS	206	—	206	3.5%
Rush County, KS	97	—	97	1.7%
Ness County, KS	35	—	35	0.6%
Russell County, KS	33	—	33	0.6%
Pawnee County, KS	27	—	27	0.5%
Osborne County, KS	25	—	25	0.4%
Stafford County, KS	—	—	—	—%
Total	$5,815	$—	$5,815	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2016 and 2015, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Total Proved Reserves as of December 31, 2016

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	690	40	—	730
Future net cash flows before income taxes discounted at 10% (in thousands)	$5,397	$418	$—	$5,815

Total Proved Reserves as of December 31, 2015

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	817	60	—	877
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,686	$601	$—	$8,287

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.  The Company had no Proved Undeveloped Reserves at December 31, 2016 and 2015.

The oil price after basis adjustments used in our December 31, 2016 reserve valuation was $37.35 per Bbl compared to $43.98 per Bbl used in our December 31, 2015 reserve valuation.  The primary factors causing the decrease in proved reserve volumes from December 31, 2015 levels was reduced oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2016.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

Production

The following tables summarize for the past three fiscal years the volumes of oil and gas produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil and gas.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2016	131.6	—	107.0	—	$27.82	$37.53	—
2015	158.0	—	129.1	—	$25.67	$42.66	—
2014	185.6	—	152.2	—	$31.77	$86.05	—

Oil and Gas Drilling Activities

During 2016, the Company participated in drilling 1 non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2015, 2014 and 2013 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	1	0.25	—	—	5	5
Dry Holes	—	—	1	1	5	5

Productive Wells

As of December 31, 2016, the Company held a working interest in 204 gross wells, including interest in 4 properties operated by others, and 197 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2016 the Company owned an operated working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,913	11,486	8,699	6,927	22,612	18,413

The following table identifies the number of gross and net undeveloped acres as of December 31, 2016 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2017	2018	Total
Gross Acres	8,539	160	8,699
Net Acres	6,787	140	6,927

ITEM 3.     LEGAL PROCEEDINGS

The Company has been named as a defendant in a breach of contract lawsuit titled Offshore Oilfield Services, Inc. v. Prime 8 Offshore, LLC and Tengasco, Inc., No 201657156 in the 270th District Court of Harris County, Texas (the “Litigation”) filed in October 2016.  Tengasco, Inc. was served by mail postmarked January 6, 2017.  Defendant Prime8 Offshore, LLC (“Prime8”) was previously served.

The Litigation seeks recovery of approximately $188,000 in unpaid material and labor costs (plus plaintiff’s attorney’s fees and interest) for offshore operations contracted by Prime8 to be performed by the plaintiff Offshore Oildfield Services, Inc. (“Offshore Oilfield”) upon several properties owned by Hoactzin Partners, LP (“Hoactzin”) in the Gulf of Mexico under a master services agreement  signed between Prime8 and Offshore Oilfield in May 2014 (“MSA”).  Offshore Oilfield alleges breach of the MSA by Prime8 and Tengasco for failure to pay for materials provided or services performed in 2014 and 2015.  Tengasco did not sign the MSA and had no knowledge of it or any other such agreement utilized in operation by Hoactzin, Prime8, or any subcontractor concerning Hoactzin’s Gulf properties.  No allegation is made in the Litigation that Tengasco specifically directed or was otherwise involved in the performance of the services rendered or materials provided or failure to pay for same.  Hoactzin, as opposed to Tengasco, directed Prime8 in the conduct of all matters described in the Litigation and either paid or failed to pay any and all charges for services and materials for which Prime8 had contracted with subcontractors such as Offshore Oilfield to be provided at all of Hoactzin’s properties in the Gulf owned and physically operated exclusively by Hoactzin.

The Litigation concerns events occurring during the period covered by that certain Transition Agreement between Hoactzin and Tengasco made effective December 18, 2012.  Pursuant to part 5 of that agreement, Hoactzin is made subject to certain indemnity obligations to Tengasco.

Hoactzin has also specifically agreed in writing to protect, defend, indemnify, and hold harmless Tengasco from and against any and all claims, demands, and causes of action made or awarded against Tengasco in the Litigation and to pay in the first instance all related losses, damages, costs and expenses relating to the Litigation including damages and plaintiff’s attorney’s fees awarded, and all litigation expenses incurred, the Company’s currently billed attorneys’ fees and court costs, relating to or arising out of Tengasco’s  status as a defendant in the Litigation.  Hoactzin has also agreed that counsel currently representing Prime8 may also represent Tengasco in the Litigation as the positions of Tengasco and Prime8 appear to be aligned for purposes of the Litigation.

The case is currently set for trial in October 2017 but the setting may be continued to a later date.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE MKT exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE MKT during the fiscal years ended December 31, 2016 and December 31, 2015 are set forth below.

For the Quarters Ending	High	Low
March 31, 2016	$1.60	$1.00
June 30, 2016	$1.60	$0.60
September 30, 2016	$1.59	$0.67
December 31, 2016	$1.25	$0.52

March 31, 2015	$3.20	$2.30
June 30, 2015	$2.80	$2.20
September 30, 2015	$5.80	$1.50
December 31, 2015	$2.90	$0.80

Some of the share prices above have been adjusted to reflect the impact of the 1 for 10 reverse split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

Holders

As of March 24, 2017, the number of shareholders of record of the Company’s common stock was 275 and management believes that there are approximately 5,200 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2016 or 2015 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2016, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2016 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2016.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net loss from continuing operations of $(4.2) million or $(0.69) per share in 2016 compared to $(24.7) million or $(4.06) per share in 2015 and $(788,000) or $(0.13) per share in 2014.  Per share information has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

The Company realized revenues of approximately $4.7 million in 2016 compared to $6.2 million in 2015 and $13.8 million in 2014.  During 2016, revenues decreased approximately $1.5 million of which $555,000 of this decrease related to a $5.13 per barrel decrease in the average oil price received from $42.66 per barrel received in 2015 to $37.53 per barrel received in 2016.  Approximately $961,000 of the decrease was related to decreases in oil sales volumes from 130.9 MBbl in 2015 to 108.3 MBbl in 2016.  The more significant production declines were experienced in the Albers B, Croffoot, Hilgers B, Howard A, Liebenau, McElhaney A, and Veverka B leases.  These decreases were primarily due to natural declines.  Also during 2016, the Company recorded electricity revenues from the Methane facility of $559,000 compared to $533,000 during 2015.  During 2015, oil revenues decreased approximately $7.6 million of which $5.7 million of this decrease related to a $43.39 per barrel decrease in the average oil price received from $86.05 per barrel received in 2014 to $42.66 per barrel received in 2015.  Approximately $1.9 million of the decrease was related to decreases in oil sales volumes from 153.5 MBbl in 2014 to 130.9 MBbl in 2015.  The more significant production declines were experienced in the Albers, Liebenau, McElhaney A, Veverka B, and Veverka D leases.  These decreases were primarily due to natural declines.  These production declines were partially offset by production from the successful drilling during late 2014 of the Howard A #1 well.  Also during 2015, the Company recorded electricity revenues from the Methane facility of $533,000 compared to $524,000 during 2014.

The Company’s production costs and taxes were approximately $3.4 million in 2016, $4.2 million in 2015, and $6.0 million in 2014.  The $803,000 decrease in 2016 primarily related to a $415,000 decrease related to change in oil inventory, a $172,000 decreased in methane facility costs, a $136,000 decrease in chemical costs, and a $133,000 decrease in utility costs.  The $1.8 million decrease in 2015 primarily related to a one-time $386,000 expense recorded during 2014 as a result of the civil penalty related to the 2012 Incident of Non-Compliance by the BSEE on one of Hoactzin’s properties, a $691,000 decrease in well workover and repair cost primary related to work done on the Croffoot B #6 SWD, M. Rogers #2, H Karst SWD, Liebenau #8 and Wehrli #1 wells during 2014, a $171,000 reduction in chemical costs, and a $121,000 decrease in Kansas property taxes related to natural declines as well as successful appeals. .

Depreciation, depletion, and amortization was approximately $1.1 million in 2016, $2.7 million in 2015, and $3.0 million in 2014.  The $1.6 million decrease in 2016 was primarily related to a $1.1 million decrease related to a decrease in the oil and gas depletion rate due principally to ceiling test impairments in 2015 and 2016, and $437,000 decrease related to lower sales volumes.  The $354,000 decrease in 2015 was primarily related to $407,000 decrease due to lower oil sales volumes, and a $103,000 decrease in the methane facilities depreciation primarily related to impairment of the methane facility in 2014, partially offset by $180,000 related to an increase in the oil and gas depletion rate.

The Company’s general and administrative cost was approximately $1.4 million in 2016, $2.1 million in 2015, and $2.7 million in 2014.  The $664,000 decrease in 2016 was primarily related to a $324,000 decrease in salaries and wages as a result of temporary payroll reductions commencing in the first and second quarter of 2015 as well as personnel reductions which took place during the first quarter of 2016, $126,000 reduction in legal and accounting costs, and a $99,000 reduction in consulting costs.  The $638,000 decrease in 2015 was primarily related to $290,000 of costs incurred in 2014 for personnel, relocation cost, and office cost related to set up of the Denver office, $268,000 decrease in employee, officer, and director compensation expense primarily as a result of salary decreases initiated during the first quarter of 2015, and $66,000 of consulting cost incurred in 2014 related to evaluating potential opportunities and review of the methane facility.

Due to the low oil prices experienced since the quarter ended September 30, 2014, during 2016 and 2015 the Company experienced ceiling test failures resulting in recording non-cash impairments of $2.7 million and $14.5 million, respectively.  This impairment charge reduces the carrying cost of the Company’s oil and gas properties, excluding unevaluated properties to a value which approximates the future net cash flows of the year end reserves discounted at 10%.  Should prices continue at depressed levels during future periods, the Company may be required to record additional impairment of its oil properties.  In 2016, the Company also recorded an $88,000 impairment of its equipment inventory due to reduction in market value.  In 2014, the Company recorded a non-cash impairment of its Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from future discounted cash flows, using the same historical costs and runtimes, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities. Although the Company believes the value realized from continued use of the Manufactured Methane facilities will be higher than the current carrying value, there can be no assurance that the Company will be able to increase runtime or reduce operating costs.  Even if the Company is able to increase runtime and reduce operating cost, the impairment recorded in 2014 cannot be reversed in a later period.

Net interest expense was $102,000 in 2016, $80,000 in 2015, and $88,000 in 2014.  The $22,000 increase during 2016 was primarily due to a $1.2 million increase in the average credit facility balance from $868,000 during 2015 to $2.1 million during 2016.  The credit facility increase was primarily due to capital spending and lower oil prices, partially offset by lower operating and general and administrative costs.

During 2016, 2015 and 2014, the Company did not have any open derivative positions.

The Company recorded income tax expense of $0 in 2016, $7.4 million in 2015, and an income tax benefit of $6,000 in 2014.  The $7.4 million expense in 2015 related to recording a full allowance of the deferred tax asset primarily due to cumulative losses incurred during the 3 year period ending December 31, 2015.  In addition, a full allowance of the deferred tax asset was also recorded in 2016.

Liquidity and Capital Resources

At December 31, 2016, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2016, the Company’s borrowing base was $3.0 million.  The borrowing base was reduced to approximately $1.25 million with the March 16, 2017 amendment to the credit agreement.  This reduction was primarily related to limiting the borrow base to a level in which the Company would be in compliance with certain credit facility covenants.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2016, these covenants include leverage, interest coverage, minimum liquidity ratios, and debt to equity ratios.  During the quarter ended December 31, 2016, the Company was not in compliance with the minimum liquidity ratio.  After the covenant modifications and waivers included in the March 16, 2017 amendment, the Company is now in compliance with all covenants.

On March 16, 2017, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $3.0 million to approximately $1.25 million, and extend the term of the facility to July 31, 2018.  In addition, all the covenants were removed and replaced with the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company had no outstanding borrowing under the facility as of March 30, 2017.

For the quarter ended December 31, 2016, the Company was in default on compliance with the minimum liquidity ratio.  On March 16, 2017, the Company received a waiver from Prosperity Bank.  Although the Company was in default of the minimum liquidity covenant for the quarter ended December 31, 2016, the Company is now in compliance as a result of the waiver.  In addition, the Company also received a waiver from Prosperity Bank for an anticipated default on the debt to equity covenant.  Had the Company not received this waiver, it would have been in default on the debt to equity covenant for the quarter ended December 31, 2016.  In February 2017, the Company paid off the credit facility using proceeds from the Company’s rights offering which closed on February 2, 2017.  The Company will use the additional proceeds for operations and potentially for capital spending.  The Company will manage its capital spending in order to remain in compliance with bank covenants as well as to maintain its ability to pay operating and general and administrative expenses.  If necessary, the Company could borrow funds against the credit facility as this facility currently has a $1.25 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  On March 28, 2016, the credit facility was amended to delete the leverage ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company was in compliance at March 28, 2016 as a result of the amendment and waivers.  For the quarter ended June 30, 2016, the Company was in default on compliance with the Debt to Tangible Net Worth covenant.  On August 10, 2016, the Company received a waiver of the covenant default for the quarter ended June 30, 2016 as well as a waiver for the anticipated default for the quarter ended September 30, 2016.

The total borrowing by the Company under the facility at December 31, 2016 and December 31, 2015 was $2.4 million and $869,000, respectively.  The Company’s borrowings under the facility were fully repaid in February 2017 with the use of funds raised in the Company’s rights offering which closed on February 2, 2017.  The next borrowing base review will take place in July 2017.

Net cash used in operating activities was $(1.0) million, net cash provided by operating activities was $482,000 in 2015, and $6.6 million in 2014.  The change in cash used in operating activities during 2016 was primarily related to decreased revenues as a result of lower oil prices and sales volumes.  The decrease in cash provided by operating activities in 2015 was primarily related to a $7.6 million decrease due to lower oil volumes and prices, and a $872,000 decrease in cash provided by working capital, partially offset by a $1.8 million increase due to a decrease in production costs and taxes, a $638,000 increase due to a decrease in general and administrative expense.

Net cash used in investing activities was $(401,000) in 2016, $(541,000) in 2015, and $(4.0 million) in 2014.  The $140,000 decrease in cash used in investing activities during 2016 was due primarily to a decrease in land and seismic costs.  The $3.5 million decrease in cash used in investing activities during 2015 as compared to 2014 was due primarily to a $3.1 million decrease in drilling and recompletion activities during 2015 as compared to 2014, and a $282,000 decrease in Manufactured Methane facility costs primarily related to equipment and reconfiguration of the electric generator which occurred in 2014.

Net cash provided by financing activities was $1.4 million in 2016, $64,000 in 2015, and net cash used in financing activities from continuing operations was $(2.6 million) in 2014.  The increase in net cash provided by financing activities primarily related to an increase in credit facility borrowings due to a decrease in oil prices, partially offset by a decrease in operating and general and administrative costs.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no natural gas imbalances at December 31, 2016, 2015 and 2014.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and electricity generation sales are billed each month.  No methane gas was sold during 2016, 2015 or 2014.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $106,000 and $552,000 in unevaluated properties as of December 31, 2016 and 2015, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2016 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.  Temporary differences result principally from federal and state net operating loss carryforwards, differences in oil and gas property values resulting from ceiling test write downs, and differences in methods of reporting depreciation and amortization.  Management routinely assesses the ability to realize our deferred tax assets and reduces such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

At December 31, 2016, federal net operating loss carryforwards amounted to approximately $26.4 million which expire between 2019 and 2036. The total deferred tax asset was $0 at December 31, 2016 and 2015.  The Company recorded a full allowance of the deferred tax asset primarily due to cumulated losses incurred during the 3 years ended December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently assessing the potential impact, but the Company does not believe the adoption of the standard will have a significant impact on our consolidated financial statements and results of operations.

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This was issued to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted.  There was no impact on the Company’s operating results or cash flows.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2016 (in thousands):

Contractual Obligations	Total	2017	2018
Long-Term Debt Obligations[1]	$2,502	$55	$2,447
Operating Lease Obligations	22	22	—
Estimated Interest on Long-Term Debt Obligations	158	106	52
Total	$2,682	$183	$2,499

(1)	The credit facility maturity date of July 31, 2018 is based on the March 16, 2017 amendment to the credit agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2016 ranged from a low of $24.50 per barrel to a high of $46.45 per barrel.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2015, 2014 or 2013, but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2016, the Company had debt outstanding of approximately $2.5 million including, as of that date, $2.4 million owed on its credit facility with Prosperity Bank.  In February 2017, the Company paid off the borrowings on its credit facility through use of funds raised in the Company’s rights offering which closed on February 2, 2017.  The interest rate on the credit facility is variable at a rate equal to the prime rate plus 0.50%.  This rate was 4.25% at December 31, 2016.   The Company’s remaining debt of $102,000 has fixed interest rates ranging from 4.16% to 4.6%.  As a result, the Company’s annual interest cost in 2016 fluctuated based on short-term interest rates on approximately 96% of its total debt outstanding at December 31, 2016.  During 2016, the Company paid approximately $91,000 of interest on the Prosperity Bank line of credit.  The impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the Prosperity Bank credit facility would be approximately $10,000 assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31, 2016.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2016.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, the Company implemented a process to more fully analyze the impact of the Company’s tax position on its quarterly ceiling test calculation.  Other than this process, there have been no other changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modification to its business process or accounting procedures.

ITEM 9B.  OTHER INFORMATION

On January 4, 2017, 5,264 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,000 to be recorded during the quarter ended March 31, 2017.

On February 13, 2017, 4,498,698 common shares were issued to participants of the Company’s rights offering which closed on February 2, 2017.  Of the 4,498,698 common shares issued, 3,293,407 were issued to the Company’s directors, management, and affiliates.  The Company received approximately $2.7 million in proceed from this offering.  The proceeds were used primarily to pay off the Company’s credit facility

On March 16, 2017, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $3.0 million to approximately $1.25 million, and extend the term of the facility to July 31, 2018.  In addition, all the covenants were removed and replaced with the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company had no outstanding borrowing under the facility as of March 30, 2017.  For the quarter ended December 31, 2016, the Company was in default on compliance with the minimum liquidity ratio.  On March 16, 2017, the Company received a waiver from Prosperity Bank.  Although the Company was in default of the minimum liquidity covenant for the quarter ended December 31, 2016, the Company is now in compliance as a result of the waiver.

On March 17, 2017, the Company announced the adoption of a Rights Plan intended to help preserve assets related to the Company’s net operating losses. As of December 31, 2016, the Company had cumulative net operating loss carryforwards of approximately $ 28.2 million, which are usable in certain circumstances to offset future U.S. taxable income.

Tengasco’s ability to use these tax benefits would be limited if it were to experience an “ownership change” under Section 382 of the Internal Revenue Code. This would occur if stockholders that own at least 5% of outstanding common stock increased their ownership in the Company by more than 50 percentage points within a rolling three-year period. After considering the estimated value of the Company’s tax benefits and the potential for limitations to the NOL’s occurring upon an “ownership change,” the Board adopted the Rights Plan.

To implement the Rights Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of its common stock to shareholders of record on March 27, 2017.  The rights are further described in a Registration Statement on Form 8-A filed with the Securities and Exchange Commission. The rights will become exercisable if a person acquires 4.95% or more of Tengasco common stock or if a person that already owns 4.95% or more of common stock acquires additional shares above the percentage currently owned.  Tengasco’s stockholders that currently own more than 4.95% of the common stock will be “grandfathered” at their current ownership level.  If the rights become exercisable, all holders of rights, other than the person triggering the exercisability of the rights, would become entitled to purchase Tengasco stock at an approximate 50% discount. Rights held by the person triggering the rights will become void and will not be exercisable. Unless the rights are triggered in this manner, the rights will not be exercisable and no stock would be issued under the Rights Plan.

The rights will trade with Tengasco’s common stock, will not be evidenced by any separate rights certificate, and will expire on the day after the 2017 annual shareholders meeting   unless ratified at the meeting, in which case they would expire in three years. The Board may terminate the plan at any time or redeem the rights prior to the time they are exercisable.

The Rights Plan will be administered by Continental Stock Transfer & Trust Company as Rights Agent under a Rights Agreement between the Company and the Rights Agent, dated March 16, 2017. The Rights Agreement described all details of the Rights Plan and is attached in full as an exhibit to the Company’s Form 8-K filed with SEC on March 17, 2017.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	46
Hughree F. Brooks	Director	12/3/2010	62
Peter E. Salas	Director;	10/8/2002	62
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	61
Michael J. Rugen	Chief Financial Officer;	9/28/2009	56
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	68

Business Experience

Directors

Matthew K. Behrent is currently the Executive Vice President, Corporate Development of EDCI Holdings, Inc., a company that is currently engaged in carrying out a plan of dissolution. Before joining EDCI in June, 2005, Mr. Behrent was an investment banker, working as a Vice-President at Revolution Partners, a technology focused investment bank in Boston, from March 2004 until June 2005 and as an associate in Credit Suisse First Boston Corporation's technology mergers and acquisitions group from June 2000 until January 2003. From June 1997 to May 2000, Mr. Behrent practiced law, most recently with Cleary, Gottlieb, Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and mergers and acquisitions transactions. Mr. Behrent received his J.D. from Stanford Law School in 1997, and his B.A. in Political Science and Political Theory from Hampshire College in 1992. He became a Director of the Company on March 27, 2007.   He is also a Director and Chairman of the Audit Committee of Asure Software, Inc. (NASDAQ: ASUR).  The experience, qualifications, attributes, and skills gained by Mr. Behrent in these sophisticated legal and financial positions directly apply to and support the financial oversight of the Company’s operations and lead to the conclusion that Mr. Behrent should serve as a Director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2016, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Audit Committee

During 2016, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE MKT Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE MKT Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2016 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

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

•	To review major changes to the Company’s auditing and accounting principles and practices suggested by the independent auditors;

•	To monitor the independent auditor's relationship with the Company;

•	To advise and assist the Board of Directors in evaluating the independent auditor's examination;

•	To supervise the Company's financial and accounting organization and financial reporting;

•
To nominate, for approval of the Board of Directors, a firm of certified public accountants whose duty it is to audit the financial records of the Company for the fiscal year for which it is appointed; and

•	To review and consider fee arrangements with, and fees charged by, the Company’s independent auditors.

Changes in Board Nomination Procedures

In 2016, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer and other executive officers whose compensation exceeded $100,000 during fiscal years ended December 31, 2016 and December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2016	163,857	21,685	6,931	6,737	199,210
Chief Financial Officer	2015	168,008	29,442	—	8,394	205,844
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2016	81,900	—	—	3,495	85,395
General Counsel	2015	92,677	—	—	4,662	97,339

(2)
The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan, personal use of company vehicles, and the portion of company-wide group term life insurance premiums allocable to these named executive officers.

(3)
Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013.  The bonus and stock award information for Mr. Rugen for 2016 and 2015 represents his compensation for his services as both CEO and CFO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

No other options were exercised during 2016 or 2015.

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

On February 19, 2015, in response to the current global market factors affecting revenues from sales of the Company’s production of crude oil, the Board of Directors of the Company implemented reductions in the current compensation of the Company’s officers.

As to the Company’s Chief Financial Officer and interim Chief Executive Officer Michael J. Rugen, Mr. Rugen’s salary as CFO and bonus as CEO was reduced effective February 2, 2015 by 18% from current levels, or about $42,000 per year. The 18% reduction will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to Mr. Rugen if he is still employed by the Company. Mr. Rugen expressly consented to this reduction as not constituting a “termination without Cause” under the terms of his Compensation Agreement dated September 18, 2013 but permitting him to invoke that provision in the event prices do recover as set out above but the compensation reduction is not rescinded or the reductions are not repaid.

As to the Company’s Vice President, General Counsel, and Corporate Secretary Cary V Sorensen, the Company and Mr. Sorensen reached agreement on February 25, 2015 that as of March 2, 2015 his annual salary would be set at $91,000 per annum, a reduction from his current salary of $137,500 per annum as described above. In addition, Mr. Sorensen’s $91,000 salary will be reduced effective March 2, 2015 by 10%. In like manner as set out above for Mr. Rugen, the 10% reduction on Mr. Sorensen’s salary will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his salary shall revert to $91,000 per annum. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made from the $91,000 salary level will be reimbursed to Mr. Sorensen if he is still employed by the Company.  This agreement is not an employment contract, but does provide that in the event Mr. Sorensen were terminated without cause during the year following, he would receive a severance payment in the amount of six months’ salary in effect at time of any such termination.

There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long-term contracts to executive officers or key employees in the future.

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2016 were Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, with Mr. Brooks acting as Chairman.  Messrs. Behrent, Brooks, and Thon meet the current independence standards established by the NYSE MKT Rules to serve on this Committee.

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

The Compensation/Stock Option Committee met two (2) times in Fiscal 2016. The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2015.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options or common stock under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of that separate plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2016.

DIRECTOR COMPENSATION FOR FISCAL 2016

Name	Fees earned or paid in cash ($)	Stock awards compensation	Option awards compensation [4] ($)	Total ($)
Matthew K. Behrent	$7,500	$1,700	$631	$9,831
Hughree F. Brooks	$7,500	$1,700	$631	$9,831
Richard M. Thon	$7,500	$1,700	$631	$9,831
Peter E. Salas	$7,500	$1,700	$631	$9,831

(4)
The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 11 Stock and Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for information on the relevant valuation assumptions.

As of December 31, 2016, Mr. Behrent held 10,000 unexercised options; Mr. Brooks held 10,000 unexercised options; Mr. Salas held 10,000 unexercised options; and Mr. Thon held 5,6250 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2015, effective with trading on March 24, 2016.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who own more than 5% of the Company's common stock as of March 24, 2017 with these computations being based upon 10,601,685 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 24, 2017.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	5,290,241	49.9%

(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 24, 2017.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class 7
Matthew K. Behrent (8)	Director	66,900	Less than 1%
Hughree F. Brooks (9)	Director	15,000	Less than 1%
Michael J. Rugen (10)	Chief Executive Officer (interim); Chief Financial Officer	23,187	—
Peter E. Salas (11)	Director; Chairman of the Board	5,300,241	50.0%
Cary V. Sorensen (12)	Vice President; General Counsel; Secretary	23,623	Less than 1%
Richard M. Thon (13)	Director	30,625	Less than 1%
All Officers and Directors as a group (14)		5,459,576	51.3%

(6)	Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 24, 2017.

(7)
Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 10,601,685 shares of common stock being outstanding as of March 24, 2017.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 24, 2017 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 56,900 shares held directly and vested, fully exercisable options to purchase 10,000 shares.

(9)	Consists of 5,000 shares held directly and vested, fully exercisable options to purchase 10,000 shares.

(10)	Consists of 23,187 shares held directly.

(11)
Consists of directly, vested, fully exercisable options to purchase 10,000 shares, 2,000 shares held individually, and 5,288,241 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(12)	Consists of 23,623 shares held directly.

(13)	Consists of 25,000 shares held directly and vested, fully exercisable options to purchase 5,625 shares.

(14)	Consists of 135,710 shares held directly by directors and management, 5,288,241 shares held by Dolphin and vested, and fully exercisable options to purchase 35,625 shares.

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders [15]	37,500	$4.70	3,118,118
Equity compensation plans not approved by security holders	—	—	—
Total	37,500	$4.70	3,118,118

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2016 and 2015, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2016, the Company describes two transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence in 2016 and 2015.   As noted above in Item 1, Business, page 7, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These two 2007 transactions between the Company and Hoactzin are described at the following page locations in this Report and in the attached Notes to Consolidated Financial Statements:  (1) the Ten Well Program, see Item 1, Business pages 7; and (2) the net profits agreement at the Methane Project, see Item 1, Business, pages 8 and F-12.

The approximate dollar value of the amount of Hoactzin’s interest in each of these two 2007 transactions during each of the years 2016 and 2015 was as follows: (1) Ten Well Program - $25,000 in 2016; and $31,000 in 2015 (calculated as the total payments attributable to Hoactzin for its program interest); and (2) Net Profits agreement at the Methane Project - $0 in 2016 and 2015 (calculated as the amount of net profits payable to Hoactzin; the project generated no net profits as described in the agreement, and therefore no amount was paid to Hoactzin for net profits, in either 2016 or 2015).

In addition to the two 2007 transactions, Hoactzin owns a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  Hoactzin’s interest in the 6 Well Program was $4,000 in 2016; and $13,000 in 2015 (calculated as the total payments attributable to Hoactzin for its program interest) and is expected to decrease in the future as the wells involved naturally decline in produced volumes.

In addition to the above, one transaction of the type described above was entered into in 2007 but has expired by its own terms.  On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement expired on December 18, 2012.

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

During the term of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained over time, bonds for the purpose of covering plugging and abandonment obligations for Hoactzin’s operated properties located in federal offshore waters in favor of the BSEE, as well as certain private parties.  As of May 15, 2014, all such operator bonds as to the Company have been released by the BSEE and have been cancelled by the issuer of the bonds.  Accordingly, the exposure to the Company under any of the now cancelled IndemCo bonds or the indemnity agreement relating to those now cancelled bonds has decreased to zero.

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2016 and 2015 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2016 and 2015 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2016 and 2015.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2016 and 2015.

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty and statutory interest thereon from funds borrowed under its credit facility.  In the fourth quarter of 2015, the Company received a return of the cash collateral previously provided to RLI Insurance Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

Director Independence

The Rules of the NYSE MKT (the “NYSE MKT Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE MKT Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE MKT Rule 803(b)(2)(c).   The Board of Directors has determined that the Company’s directors, Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, are independent as defined by the NYSE MKT Rules, and that  Matthew K. Behrent, Richard M. Thon, and Hughree F. Brooks are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE MKT Rules if:

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

(17)
For purposes of this categorical standard, an “affiliated person of the Company” means a person that directly or indirectly through intermediaries’ controls, or is controlled by, or is under common control with the Company. A person will not be considered to be in control of the Company, and therefore not an affiliate of the Company, if he is not the beneficial owner, directly or indirectly of more than 10% of any class of voting securities of the Company and he is not an executive officer of the Company.  Executive officers of an affiliate of the Company as well as a director who is also an employee of an affiliate of the Company will be deemed to be affiliates of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s current independent accountants, Hein & Associates (“Hein”), for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2016 and December 31, 2015:

AUDIT AND NON-AUDIT FEES

	2016	2015
Audit Fees	$111,300	$111,400
Audit-Related Fees	18,322	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$129,622	$111,400

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

All of the services for 2016 and 2015 were performed by the full-time, permanent employees of Hein.

All of the 2016 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Hein were compatible with maintaining its independence and concluded they were.

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
3.1
Amended and Restated Certificate of Incorporation as of March 23, 2016 (Incorporated by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the period ended September 30, 2016 filed November 14, 2016).

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

10.1
Tengasco, Inc. Incentive Stock Plan, as amended March 21, 2016 (Incorporated by reference to Attachment B to the registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed February 10, 2016)

10.2
Loan and Security Agreement dated as of June 29, 2006 between Tengasco, Inc. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 29, 2006).

10.3
Subscription Agreement of Hoactzin Partners, L.P. for the Company’s ten well drilling program on its Kansas Properties dated August 3, 2007 (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008 [the “2007 Form 10-K”]).

10.4
Agreement and Conveyance of Net Profits Interest dated September 17, 2007 between Manufactured Methane Corporation as Grantor and Hoactzin Partners, LP as Grantee (Incorporated by reference to Exhibit 10.16 to the 2007 Form 10-K).

10.5
Agreement for Conditional Option for Exchange of Net Profits Interest for Convertible Preferred Stock dated September 17, 2007 between Tengasco, Inc., as Grantor and Hoactzin Partners, L.P., as Grantee (Incorporated by reference to Exhibit 10.17 to the 2007 Form 10-K).

10.6
Assignment of Notes and Liens Dated December 17, 2007 between Citibank, N.A., as Assignor, Sovereign Bank, as Assignee and Tengasco, Inc., Tengasco Land & Mineral Corporation and Tengasco Pipeline Corporation as Debtors  (Incorporated by reference to Exhibit 10.18 to the 2007 Form 10-K).

10.7	Management Agreement dated December 18, 2007 between Tengasco, Inc. and Hoactzin Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the 2007 Form 10-K).
10.8
Assignment of Credit Facility to F&M Bank and Trust Company (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011).

10.9
Fourteenth Amendment to Loan and Security Agreement dated October 24, 2013 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.10
Fifteenth Amendment to Loan and Security Agreement dated March 17, 2014 between Tengasco, Inc. as borrower and F&M Bank & Trust Company as Lender (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.11
Sixteenth Amendment to Loan and Security Agreement dated September 23, 2014 between Tengasco, Inc. as borrower and Prosperity Bank as Lender (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015).

10.12
Seventeenth Amendment to Loan and Security Agreement dated March 16, 2015 between Tengasco, Inc. as borrower and Prosperity Bank as Lender (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 30, 2015).

10.13
Eighteenth Amendment to Loan and Security Agreement between Tengasco, Inc. as borrower and Prosperity Bank as Lender dated March 28, 2016 (Incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2016
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2017

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
s/ Matthew K. Behrent Matthew K. Behrent	Director	March 30, 2017
s/ Hughree F. Brooks Hughree F. Brooks	Director	March 30, 2017
s/ Peter E. Salas Peter E. Salas	Director	March 30, 2017
s/ Richard M. Thon Richard M. Thon	Director	March 30, 2017
s/ Michael J. Rugen Michael J. Rugen	Chief Executive Officer and Principal Financial Accounting Officer	March 30, 2017

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2016, 2015, and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
March 30, 2017

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2016	2015
Assets
Current
Cash and cash equivalents	$76	$40
Accounts receivable, less allowance for doubtful accounts of $14	490	446
Accounts receivable-related party, less allowance for doubtful accounts of $159	—	—
Inventory	627	542
Other current assets	421	354
Total current assets	1,614	1,382
Oil and gas properties, net (full cost accounting method)	5,225	8,838
Manufactured Methane facilities, net	1,559	1,573
Other property and equipment, net	140	200
Total assets	$8,538	$11,993

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2016	2015
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$303	$151
Accounts payable – other	159	159
Accounts payable – related party	-	634
Accrued liabilities	274	356
Current maturities of long-term debt	55	65
Total current liabilities	791	1,365
Asset retirement obligation	2,046	2,222
Long term debt, less current maturities	2,423	946
Total liabilities	5,260	4,533
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.001 par value: authorized 100,000,000 Shares; 6,097,723 and 6,084,241 shares issued and outstanding	6	6
Additional paid in capital	55,787	55,770
Accumulated deficit	(52,515)	(48,316)
Total stockholders’ equity	3,278	7,460
Total liabilities and stockholders’ equity	$8,538	$11,993

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2016	2015	2014
Revenues
Oil and gas properties	$4,113	$5,631	$13,264
Methane facility	559	533	524
Total revenues	4,672	6,164	13,788
Cost and expenses
Production costs and taxes	3,421	4,224	5,994
Depreciation, depletion, and amortization	1,139	2,676	3,030
General and administrative	1,405	2,069	2,707
Impairment	2,805	14,526	2,796
Total cost and expenses	8,770	23,495	14,527
Net loss from operations	(4,098)	(17,331)	(739)
Other income (expense)
Net interest expense	(102)	(80)	(88)
Gain on sale of assets	1	41	33
Total other (expense)	(101)	(39)	(55)
Loss from operations before income tax	(4,199)	(17,370)	(794)
Deferred income tax benefit (expense)	—	(7,351)	12
Current income tax expense	—	—	(6)
Net loss	$(4,199)	$(24,721)	$(788)
Net loss per share
Basic	$(0.69)	$(4.06)	$(0.13)
Fully diluted	$(0.69)	$(4.06)	$(0.13)
Shares used in computing earnings per share
Basic	6,091,028	6,084,241	6,084,241
Diluted	6,091,028	6,084,241	6,084,993

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2013	6,084,241	$6	$55,726	$(22,807)	$32,925
Net loss	—	—	—	(788)	(788)
Compensation expense related to options issued	—	—	32	—	32
Balance, December 31, 2014	6,084,241	$6	$55,758	$(23,595)	$32,169
Net loss	—	—	—	(24,721)	(24,721)
Compensation expense related to options issued	—	—	12	—	12
Balance, December 31, 2015	6,084,241	$6	$55,770	$(48,316)	$7,460
Net loss	—	—	—	(4,199)	(4,199)
Compensation expense related to options issued	—	—	3	—	3
Compensation expense related to stock issued	12,641	—	14	—	14
True up shares due to reverse stock split	841	—	—	—	—
Balance, December 31, 2016	6,097,723	$6	$55,787	$(52,515)	$3,278

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss from operations	$(4,199)	$(24,721)	$(788)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, and amortization	1,139	2,676	3,030
Amortization of loan fees-interest expenses	11	10	17
Accretion of discount on asset retirement obligation	143	126	114
Impairment	2,805	14,526	2,796
Gain on sale of vehicles/equipment	—	(41)	(33)
Compensation and services paid in stock options / equipment	17	12	32
Deferred income tax expense	—	7,351	(12)
Changes in assets and liabilities
Restricted cash	—	386	121
Accounts receivable	(46)	432	576
Inventory and other assets	(238)	198	450
Accounts payable	(482)	(58)	58
Accrued liabilities	(89)	(398)	323
Settlement on asset retirement obligations	(73)	(17)	(113)
Net cash provided by (used in) operating activities	(1,012)	482	6,571
Investing activities
Additions to oil and gas properties	(397)	(570)	(3,708)
Sale of oil and gas properties	44	—	—
Additions to Manufactured Methane facilities	(47)	—	(282)
Additions to other property & equipment	(5)	(1)	(21)
Proceeds from sale of other property & equipment	4	30	17
Net cash (used in) investing activities	(401)	(541)	(3,994)
Financing activities
Proceeds from borrowings	3,850	4,300	7,709
Repayment of borrowings	(2,376)	(4,234)	(10,305)
Loan fees	(25)	(2)	—
Net cash provided by (used in) financing activities	1,449	64	(2,596)
Net change in cash and cash equivalents	36	5	(19)
Cash and cash equivalents, beginning of period	40	35	54
Cash and cash equivalents, end of period	$76	$40	$35
Supplemental cash flow information:
Cash interest payments	$91	$70	$71
Supplemental non-cash investing and financing activities:
Financed company vehicles	$23	$140	$47
Asset retirement obligations incurred	$2	$—	$46
Revisions to asset retirement obligations	$(210)	$112	$138
Capital expenditures included in accounts payable and accrued liabilities	$7	$—	$207

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

The Company’s wholly-owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline assets on August 16, 2013.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no material natural gas imbalances at December 31, 2016 or 2015.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of electricity are recognized each month based on metered volumes.  No methane gas was sold during 2016, 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.  The Company has elected to enter into a sweep account arrangement allowing excess cash balances to be used to temporarily pay down the credit facility, thereby, reducing overall interest cost.
Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average per barrel cost which includes production costs and taxes, allocated general and administrative costs, and allocated interest cost.  The market component is calculated using the average December oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2016 and 2015, inventory consisted of the following (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2016	2015
Oil – carried at market	$505	$332
Equipment and materials – carried at market	122	210
Total inventory	$627	$542

During 2016, the Company recorded an $88,000 impairment of its equipment and materials inventory.  This impairment was a result of a 2016 decrease in the estimated sales value for similar equipment.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $106,000 and $552,000 in unevaluated properties as of December 31, 2016 and 2015, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $17,000 in 2016, $12,000 in 2015, and $32,000 in 2014.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2016 and 2015.  At December 31, 2016 and 2015, accounts receivable consisted of the following (in thousands):

	December 31,
	2016	2015
Revenue	$476	$417
Joint interest	21	21
Other	7	22
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$490	$446

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

At December 31, 2016, federal net operating loss carryforwards amounted to approximately $26.4 million which expire between 2019 and 2036. The total deferred tax asset was $0 at December 31, 2016 and 2015.  The Company recorded a full allowance of the deferred tax asset primarily due to cumulated losses incurred during the 3 years ended December 31, 2016 and 2015.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

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

Revenue from the top three purchasers accounted for 73.9%, 13.1%, and 12.0% of total revenues for year ended December 31, 2016.  Revenue from the top three purchasers accounted for 74.5%, 16.1%, and 8.6% of total revenues for year ended December 31, 2015.  Revenue from the top three purchasers accounted for 79.3%, 16.5%, and 3.8% of total revenues for year ended December 31, 2014.  As of December 31, 2016 and 2015, two of the Company’s oil purchasers accounted for 84.1% and 75.7%, respectively of accounts receivable, of which one oil purchaser accounted for 71.0% and 66.5%, respectively.

Earnings per Common Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share which include the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share, (in thousands except for share and per share amounts):

	For the years ended December 31,
	2016	2015	2014
Income (numerator):
Net loss	$(4,199)	$(24,721)	$(788)
Weighted average shares (denominator):
Weighted average shares - basic	6,091,028	6,084,241	6,084,241
Dilution effect of share-based compensation, treasury method	—	—	752
Weighted average shares - dilutive	6,091,028	6,084,241	6,084,993
Loss per share – Basic and Dilutive:
Basic	$(0.69)	$(4.06)	$(0.13)
Dilutive	$(0.69)	$(4.06)	$(0.13)

Share and per share information has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016, effective with trading on March 24, 2016.  The total number of shares issued and outstanding represent estimates after adjustments to reflect the impact of the reverse stock split.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2016 and 2015.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2016 and 2015, the Company did not have any open derivatives.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently assessing the potential impact, but the Company does not believe the adoption of the standard will have a significant impact on our consolidated financial statements and results of operations.

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This was issued to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted.  There was no impact on the Company’s operating results or cash flows.

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

3. Related Party Transactions

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Program, and pursuant to a separate agreement with the Company, was conveyed a 75% net profits interest in the Company’s Methane Project. Because the Payout Point had been reached in February 2014 as described above in the Program, Hoactzin’s net profits interest in the Methane Project was simultaneously decreased from 75% to 7.5%.  The agreed method of calculation of net profits takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, ongoing operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through December 31, 2016 for payment to Hoactzin under the net profits interest.  Since the start of 2014, there have been no methane gas sales or revenues, and consequently no net profits attributable to Hoactzin’s net profits interest.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In addition to the Program and Net Profits Interest above, one transaction of the type described above was entered into in 2007 but has expired by its own terms.  On December 18, 2007, the Company entered into a Management Agreement with Hoactzin to manage on behalf of Hoactzin all of its working interest in certain oil and gas properties owned by Hoactzin and located in the onshore Texas Gulf Coast, and offshore Texas and offshore Louisiana. As part of the consideration for the Company’s agreement to enter into the Management Agreement, Hoactzin granted to the Company an option to participate in up to a 15% working interest on a dollar for dollar cost basis in any new drilling or workover activities undertaken on Hoactzin’s managed properties during the term of the Management Agreement.  The Management Agreement expired on December 18, 2012.

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

During the term of the Management Agreement, the Company became the operator of certain properties owned by Hoactzin.  The Company obtained over time, bonds for the purpose of covering substantial plugging and abandonment obligations on Hoactzin’s properties located in federal offshore waters in favor of the BSEE, as well as certain private parties.  As of May 15, 2014, all such operator bonds as to the Company have been released by the BSEE and have been cancelled by the issuer of the bonds.  As of December 31, 2016, the transfer of all RUE’s and associated bonds and the transfer of operations to Hoactzin was completed. Accordingly, the exposure to the Company under any bonds or any indemnity agreements relating to all bonds has decreased to zero.

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2016 and 2015 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2016 and 2015 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2016 and 2015.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2016 and 2015.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2016	2015
Oil and gas properties	$5,315	$8,286
Unevaluated properties	106	552
Accumulated depreciation, depletion and amortization	(196)	—
Oil and gas properties, net	$5,225	$8,838

During the years ended December 31, 2016, 2015, and 2014, the Company recorded depletion expense of $1.0 million, $2.5 million, and $2.8 million, respectively.  In addition, as a result of the ceiling test impairments during 2015 and the first three quarters of 2016, the accumulated depreciation, depletion, and amortization was been netted against the cost to reflect the post impairment value of the oil and gas properties.  As no ceiling test impairment was recorded during the quarter ended December 31, 2016, this amount was not netted against cost, but remained in accumulated depreciation, depletion, and amortization at December 31, 2016.

5. Manufactured Methane Facilities

The following table sets forth information concerning the Manufactured Methane facilities: (in thousands):

	December 31,
	2016	2015
Manufactured Methane facilities, net of impairment	$1,681	$1,633
Accumulated depreciation	(122)	(60)
Manufactured Methane facilities, net	$1,559	$1,573

During each of the years ended December 31, 2016, 2015, and 2014, the Company recorded depreciation expense of $62,000, $60,000, and $163,000, respectively.  In 2014, the Company recognized a non-cash impairment of the Manufactured Methane facilities in the amount of $2.8 million ($1.7 million net of tax effect).  The impairment resulted from the Company’s assessment that future cash flows, using historical costs and runtimes, were insufficient to recover the Manufactured Methane facilities’ net book value.  The Manufactured Methane facilities were written down to fair value amount calculated from estimated discounted cash flows, as well as certain expressions of interest with regards to the purchase by outside parties of the Company’s Manufactured Methane facilities.  (See Note 10. Fair Value Measurements)

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2016: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	339	199	140
Other	5 yrs	63	63	—
Total		$422	$282	$140

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other property and equipment consisted of the following as of December 31, 2015: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	362	162	200
Other	5 yrs	63	63	—
Total		$445	$245	$200

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2016, 2015, and 2014, the Company recorded depreciation expense of $69,000, $77,000, and $101,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

	December 31,
	2016	2015
Note payable to a bank, with interest only payment until maturity.	$2,400	$869
Less unamortized debt issuance cost	(24)	(10)
Note payable to a financial institution, net of unamortized debt issuance cost	2,376	859

Installment notes bearing interest at the rate of 4.16% to 4.6% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	102	152

Future debt payments to unrelated entities as of December 31, 2016 consisted of the following: (in thousands)

	2017	2018	Total
Bank Credit Facility	$—	$2,400	$2,400
Company Vehicles	$55	$47	$102
Total	$55	$2,447	$2,502

At December 31, 2016, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of December 31, 2016, the Company’s borrowing base was $3.0 million.  The borrowing base was reduced to approximately $1.25 million with the March 16, 2017 amendment to the credit agreement.  This reduction was primarily related to limiting the borrow base to a level in which the Company would be in compliance with certain credit facility covenants.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2016, these covenants include leverage, interest coverage, minimum liquidity ratios, and debt to equity ratios.  During the quarter ended December 31, 2016, the Company was not in compliance with the minimum liquidity ratio.  After the covenant modifications and waivers included in the March 16, 2017 amendment, the Company is now in compliance with all covenants.

On March 16, 2017, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the Company’s borrowing base from $3.0 million to approximately $1.25 million, and extend the term of the facility to July 31, 2018.  In addition, all the covenants were removed and replaced with the following: (a) Current Ration > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 4.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company had no outstanding borrowing under the facility as of March 30, 2017.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the quarter ended December 31, 2016, the Company was in default on compliance with the minimum liquidity ratio.  On March 16, 2017, the Company received a waiver from Prosperity Bank.  Although the Company was in default of the minimum liquidity covenant for the quarter ended December 31, 2016, the Company is now in compliance as a result of the waiver.  In addition, the Company also received a waiver from Prosperity Bank for an anticipated default on the debt to equity covenant.  Had the Company not received this waiver, it would have been in default on the debt to equity covenant for the quarter ended December 31, 2016.  In February 2017, the Company paid off the credit facility using proceeds from the Company’s rights offering which closed on February 2, 2017.  The Company was able to record the credit facility balance as of December 31, 2016 as a non-current liability since the Company had the ability and the intent to repay this debt using proceeds from the equity offering.

For the quarter ended December 31, 2015, the Company was in default on compliance with the Leverage Ratio covenant.  On March 28, 2016, the credit facility was amended to delete the leverage ratio covenant.  In addition, the amendment also added a Debt to Tangible Net Worth covenant, waived the default on the Interest Coverage ratio for the quarter ended December 31, 2015, waived the anticipated default for the quarter ended March 31, 2016, and waived compliance with the Interest Coverage ratio for all applicable periods through the maturity date.  Although the Company was in default of the Leverage and Interest Coverage ratios for the quarter ended December 31, 2015, the Company was in compliance at March 28, 2016 as a result of the amendment and waivers.  For the quarter ended June 30, 2016, the Company was in default on compliance with the Debt to Tangible Net Worth covenant.  On August 10, 2016, the Company received a waiver of the covenant default for the quarter ended June 30, 2016 as well as a waiver for the anticipated default for the quarter ended September 30, 2016.

The total borrowing by the Company under the Prosperity Bank facility at December 31, 2016 and December 31, 2015 was $2.4 million and $869,000, respectively.  The next borrowing base review will take place in July 2017.

8. Liquidity

During 2016, the Company incurred a net loss of approximately $4.2 million.  In addition as of December 31, 2016, as discussed in Note 7 Long-Term Debt, the Company was in default with various covenants included in its credit facility with Prosperity Bank.  Each of these defaults was cured either through a waiver or an amendment to its credit facility.  During 2017, the Company believes its revenues will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $1.25 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

9. Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by BSEE during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the determination by the IBLA without reduction.  The Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty and statutory interest thereon from funds borrowed under its credit facility.  In the fourth quarter of 2015, the Company received a return of the cash collateral previously provided to RLI Insurance Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended December 31, 2016, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  As of December 31, 2016, the reductions were approximately $243,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2016 and December 31, 2015.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2015 and 2016 (in thousands):

Balance December 31, 2014	$2,008

Accretion expense	126
Liabilities incurred	—
Liabilities settled	(24)
Revision in estimated liabilities	112
Balance December 31, 2015	$2,222

Accretion expense	143
Liabilities incurred	2
Liabilities settled	(86)
Liabilities sold properties	(25)
Revisions in estimated liabilities	(210)
Balance December 31, 2016	$2,046

The revisions in estimated liabilities in 2015 resulted primarily from change in timing of wells to be plugged.  The revision in estimated liabilities in 2016 resulted from change in timing of wills to be plugged, change in inflation factor, and change in current plugging costs.

12. Stock and Stock Options

In October 2000, the Company approved a Stock Incentive Plan which was effective for a ten-year period commencing on October 25, 2000 and ending on October 24, 2010.  The aggregate number of shares of Common Stock as to which options and Stock Appreciation Rights may be granted to participants under the original Plan was not to exceed 7,000,000. An amendment to the Plan increasing the number of shares that may be issued under the Plan by 3,500,000 shares and extending the Plan for another ten years was approved by the Company’s Board of Directors on February 1, 2008 and approved by the Company’s shareholders at the Annual Meeting of Stockholders held on June 2, 2008.  On March 21, 2016 at a special meeting of the shareholders, the Plan was amended to permit grant of common stock.  Options are not transferable, are exercisable for 3 months after voluntary resignation from the Company, and terminate immediately upon involuntary termination from the Company.  The purchase price of shares subject to this Plan shall be determined at the time the options are granted, but are not permitted to be less than 85% of the fair market value of such shares on the date of grant.

On March 21, 2016, the Company’s shareholders approved a 1 for 10 reverse stock split, effective with trading on March 24, 2016.  All share and per share information in the following tables has been adjusted to reflect the impact of this reverse stock split.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option activity in 2016, 2015, and 2014:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	45,625	$6.10	90,025	$5.70	87,025	$5.90
Granted	2,500	$1.20	10,000	$2.40	10,000	$4.40
Exercised	—	$—	—	$—	—	$—
Expired/cancelled	(10,625)	$9.88	(54,400)	$4.80	(7,000)	$6.30
Outstanding, end of year	37,500	$4.70	45,625	$6.10	90,025	$5.70
Exercisable, end of year	37,500	$4.70	45,625	$6.10	90,025	$5.70

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$7.50	1,875	—	1,875
$10.70	1,875	0.3	1,875
$8.10	1,875	0.5	1,875
$7.30	1,875	0.8	1,875
$6.40	1,875	1.0	1,875
$6.20	1,875	1.2	1,875
$4.80	1,875	1.5	1,875
$4.10	1,875	1.8	1,875
$4.10	2,500	2.0	2,500
$4.80	2,500	2.2	2,500
$4.40	2,500	2.5	2,500
$4.40	2,500	2.8	2,500
$2.50	2,500	3.0	2,500
$2.30	2,500	3.2	2,500
$2.70	2,500	3.5	2,500
$2.20	2,500	3.8	2,500
$1.20	2,500	4.0	2,500
	37,500		37,500

During 2016, the Company issued the following options to each of the four non-executive directors that remain outstanding as of December 31, 2016. These options vested upon grant date.

Options Issued to Each Non-executive Director	Total Options Issued to Non-executive Directors	Exercise Price	Grant Date	Expiration Date
625	2,500	$1.20	1/4/2016	1/3/2021

The weighted average fair value per share of options granted in 2016 was $1.01 and 2015 was $2.40 calculated using the Black Scholes option pricing model.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Compensation expense related to stock options was $3,000 in 2016, $12,000 in 2015 and $32,000 in 2014.  This expense is recorded in “General and administrative” in the Consolidated Statements of Operations.  The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2016 were an expected volatility of  122.7%; a risk free interest rate of 2.67%; and an expected option life remaining from 0.3 to 4.8 years. The weighted average assumptions for 2015 were an expected volatility of 61.7%; a risk free interest rate of 2.53%; and an expected option life remaining from 0.3 to 4.8 years. The weighted average assumptions for 2014 were an expected volatility of 53.3%; a risk free interest rate of 3.27%; and an expected option life remaining from 0.1 to 4.8 years.

In addition, during 2016, the Company issued 12,641 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options.  The shares issued to the CEO was in lieu of a portion of the quarter cash payment paid for service as the Company’s CEO.  The company recorded compensation expense of $14,000 as a result of the stock issuances.

13. Income Taxes

The Company did not have taxable income for the years ended December 31, 2016, 2015, and 2014.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2016	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(1,428)
State income tax (benefit) expense	(216)
Permanent difference	1
Other	—
Net change in deferred tax asset valuation allowance	1,643
Total income tax provision (benefit)	$—

Year Ended December 31, 2015	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(5,906)
State income tax (benefit) expense	(893)
Permanent difference	3
Other	—
Net change in deferred tax asset valuation allowance	14,147
Total income tax provision (benefit)	$7,351

Year Ended December 31, 2014	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(270)
State income tax (benefit) expense	(40)
Permanent difference	304
Other	—
Net change in deferred tax asset valuation allowance	—
Total income tax provision (benefit)	$(6)

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

In 2013, management determined using the “more likely than not” criteria for recognition that upon sale of the Pipeline asset, the Company would not be able to utilize the state net operating loss carryforwards associated with TPC and the Tennessee oil and gas properties, and therefore established an allowance for these state net operating loss carryforwards.  At December 31, 2015 and 2016, the Company recorded a full allowance of the deferred tax asset primarily due to cumulated losses incurred during the 3 years ended December 31, 2015 and 2016. The total valuation allowance at December 31, 2015 was $16.6 million, $15.0 million at December 31, 2015, and $790,000 at December 31, 2014.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $26.4 million which will expire between 2018 and 2036 if not utilized.  The Company recognizes the excess income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability under the “with” and “without” approach. Due to cumulative net operating loss carryforwards (“NOLs”) that exceeded the excess income tax benefits generated in prior reporting periods, the Company has not recognized the excess benefit of the tax deductions upon the exercise of stock options in any prior reporting period. As of December 31, 2016 and 2015, the Company’s estimated net operating losses for tax return filing purposes exceeds the gross amount for financial reporting purposes by $1.8 million. The tax effect of this excess tax benefit will be recorded as a reduction to APIC in a future reporting period when the cash benefit is realized.  Our open tax years include all returns filed for 2011 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2016	2015
Net deferred tax assets – current:
Bad debt	$68	$68
Valuation allowance	(68)	(68)
Total deferred tax assets – current	$—	$—

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$10,339	$8,963
Oil and gas properties	4,445	4,112
Property, Plant and Equipment	646	668
Asset retirement obligation	801	870
Tax credits	260	260
Miscellaneous	78	53
Valuation allowance	(16,569)	(14,926)
Total deferred tax assets – noncurrent	$—	$—

Net deferred tax asset	$—	$—

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$932	$1,282	$1,242	$1,216
Net loss from continuing operations	(1,404)	(1,627)	(908)	(260)
Loss per common share from continuing operations	$(0.23)	$(0.27)	$(0.15)	$(0.04)

Fiscal Year Ended 2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$1,634	$1,899	$1,425	$1,206
Net income (loss) from continuing operations	(515)	(76)	(4,963)	(19,167)
Loss per common share from continuing operations	$(0.08)	$(0.01)	$(0.82)	$(3.15)

15. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Proved oil and gas properties	$5,315	$8,286
Unproved properties	106	552
Total proved and unproved oil and gas properties	$5,421	$8,838
Less accumulated depreciation, depletion and amortization	(196)	—
Net oil and gas properties	$5,225	$8,838

As a result of the ceiling test impairments during 2015 and the first three quarters of 2016, the accumulated depreciation, depletion, and amortization was been netted against the cost to reflect the post impairment value of the oil and gas properties.  As no ceiling test impairment was recorded during the quarter ended December 31, 2016, this amount was not netted against cost, but remained in accumulated depreciation, depletion, and amortization at December 31, 2106.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2016	2015	2014
Property acquisitions proved	$—	$—	$—
Property acquisitions unproved	8	90	598
Exploration cost	396	22	2,367
Development cost	—	252	864
Total	$404	$364	$3,829

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$4,113	$5,631	$13,260
Production costs and taxes	(3,064)	(3,360)	(4,876)
Depreciation, depletion and amortization	(1,009)	(2,538)	(2,766)
Impairment	(2,805)	(14,526)	—
Income (loss) from oil and gas producing activities	$(2,765)	$(14,793)	$5,618

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2014, 2015 and 2016.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2013	2,040	—	2,040
Revisions of previous estimates	(253)	—	(253)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	164	—	164
Production	(154)	—	(154)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2014	1,797	—	1,797
Revisions of previous estimates	(790)	—	(790)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	1	—	1
Production	(131)	—	(131)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2015	877	—	877
Revisions of previous estimates	(36)	—	(36)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	3	—	3
Production	(108)	—	(108)
Sales of reserves in place	(6)	—	(6)
Proved reserves at December 31, 2016	730	—	730

Proved developed reserves at:
December 31, 2013	1,575	—	1,575
December 31, 2014	1,438	—	1,438
December 31, 2015	877	—	877
December 31, 2016	730	—	730

Proved undeveloped reserves at:
December 31, 2013	465	—	465
December 31, 2014	359	—	359
December 31, 2015	—	—	—
December 31, 2016	—	—	—

The Company’s Proved Undeveloped Reserves at December 31, 2016 and 2015 included no locations as compared to 27 locations at December 31, 2014.  During 2016 and 2015, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during these years.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2016			Year Ended 12/31/2015			Year Ended 12/31/2014
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$5,815	—	$5,815	$8,287	—	$8,287	$40,417	—	$40,417
Proved developed producing reserves (PDP)	$5,397	—	$5,397	$7,686	—	$7,686	$32,059	—	$32,059
% of PDP reserves to total proved reserves	93%	—	93%	93%	—	93%	79%	—	79%
Proved developed non-producing reserves	$418	—	$418	$601	—	$601	$2,956	—	$2,956
% of PDNP reserves to total proved reserves	7%	—	7%	7%	—	7%	7%	—	7%
Proved undeveloped reserves (PUD)	$—	—	$—	$—	—	$—	$5,402	—	$5,402
% of PUD reserves to total proved reserves	—	—	—	—	—	—	14%	—	14%

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Future cash inflows	$27,253	$38,566	$158,792
Future production costs and taxes	(16,270)	(23,500)	(71,951)
Future development costs	(553)	(951)	(10,014)
Future income tax expenses	—	—	(13,092)
Future net cash flows	10,430	14,115	63,735

Discount at 10% for timing of cash flows	(4,615)	(5,828)	(29,204)
Standardized measure of discounted future net cash flows	$5,815	$8,287	$34,531

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$8,287	$34,531	$38,708
Sales, net of production costs and taxes	(2,037)	(1,901)	(8,385)
Discoveries and extensions, net of costs	35	5	4,231
Purchase of reserves in place	—	—	—
Sale of reserves in place	(10)	—	—
Net changes in prices and production costs	(863)	(16,009)	(829)
Revisions of quantity estimates	(412)	(22,431)	(6,610)
Previously estimated development cost incurred during the year	—	—	508
Changes in future development costs	196	4,890	(1,913)
Changes in timing and other	(20)	(56)	1,312
Accretion of discount	639	3,373	4,247
Net change in income taxes	—	5,885	3,262
Balance, end of year	$5,815	$8,287	$34,531

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2016, 2015, and 2014 were $37.35, and $43.98, and $88.34 per barrel of oil, respectively.  The Company’s proved reserves as of December 31, 2016, 2015 and 2014 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

16. Subsequent Events

On January 4, 2017, 5,264 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,000 to be recorded during the quarter ended March 31, 2017.

On February 13, 2017, 4,498,698 common shares were issued to participants of the Company’s rights offering which closed on February 2, 2017.  Of the 4,498,698 common shares issued, 3,293,407 were issued to the Company’s directors, management, and affiliates.  The Company received approximately $2.7 million in proceed from this offering.  The proceeds were used primarily to pay off the Company’s credit facility

As included in Note 7. Long-Term Debt, on March 16, 2017, the Company amended its credit facility with Prosperity Bank.  Also included in Note 7, the Company paid down the credit facility and as of March 30, 2017 has no amounts drawn on this facility.

On March 17, 2017, the Company announced the adoption of a Rights Plan intended to help preserve assets related to the Company’s net operating losses. As of December 31, 2016, the Company had cumulative net operating loss carryforwards of approximately $ 28.2 million, which are usable in certain circumstances to offset future U.S. taxable income.

Tengasco’s ability to use these tax benefits would be limited if it were to experience an “ownership change” under Section 382 of the Internal Revenue Code. This would occur if stockholders that own at least 5% of outstanding common stock increased their ownership in the Company by more than 50 percentage points within a rolling three-year period. After considering the estimated value of the Company’s tax benefits and the potential for limitations to the NOL’s occurring upon an “ownership change,” the Board adopted the Rights Plan.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

To implement the Rights Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of its common stock to shareholders of record on March 27, 2017.  The rights are further described in a Registration Statement on Form 8-A filed with the Securities and Exchange Commission. The rights will become exercisable if a person acquires 4.95% or more of Tengasco common stock or if a person that already owns 4.95% or more of common stock acquires additional shares above the percentage currently owned.  Tengasco’s stockholders that currently own more than 4.95% of the common stock will be “grandfathered” at their current ownership level.  If the rights become exercisable, all holders of rights, other than the person triggering the exercisability of the rights, would become entitled to purchase Tengasco stock at an approximate 50% discount. Rights held by the person triggering the rights will become void and will not be exercisable. Unless the rights are triggered in this manner, the rights will not be exercisable and no stock would be issued under the Rights Plan.

The rights will trade with Tengasco’s common stock, will not be evidenced by any separate rights certificate, and will expire on the day after the 2017 annual shareholders meeting   unless ratified at the meeting, in which case they would expire in three years. The Board may terminate the plan at any time or redeem the rights prior to the time they are exercisable.

The Rights Plan will be administered by Continental Stock Transfer & Trust Company as Rights Agent under a Rights Agreement between the Company and the Rights Agent, dated March 16, 2017. The Rights Agreement described all details of the Rights Plan and is attached in full as an exhibit to the Company’s Form 8-K filed with SEC on March 17, 2017.