Form 10-Q
period 2017-09-30
TENGASCO INC
filed 2017-11-13
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File No. 1-15555

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0267438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 E. Maplewood Ave, Suite 130, Greenwood Village, CO 80111
(Address of principal executive offices)

720-420-4460
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,619,924 common shares at November 6, 2017.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets

Current
Cash and cash equivalents	$290	$76
Accounts receivable, less allowance for doubtful accounts of $14	481	490
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	608	627
Other current assets	190	421
Total current assets	1,569	1,614
Loan fees, net	13	24
Oil and gas properties, net (full cost accounting method)	4,739	5,225
Manufactured Methane facilities, net	1,512	1,559
Other property and equipment, net	134	140
Total assets	$7,967	$8,562

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$178	$303
Accounts payable – other	159	159
Accrued and other current liabilities	385	274
Current maturities of long-term debt	48	55
Total current liabilities	770	791
Asset retirement obligation	2,120	2,046
Long term debt, less current maturities	37	2,447
Total liabilities	2,927	5,284
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares, 10,614,523 and 6,097,723 shares issued and outstanding	11	6
Additional paid–in capital	58,250	55,787
Accumulated deficit	(53,221)	(52,515)
Total stockholders’ equity	5,040	3,278
Total liabilities and stockholders’ equity	$7,967	$8,562

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Oil and gas properties	$1,035	$1,070	$3,383	$2,965
Methane facility	144	172	458	491
Total revenues	1,179	1,242	3,841	3,456
Cost and expenses
Production costs and taxes	907	804	2,595	2,320
Methane facility costs	82	85	356	250
Depreciation, depletion, and amortization	226	256	705	904
General and administrative	268	346	860	1,131
Impairment	—	632	—	2,718
Total cost and expenses	1,483	2,123	4,516	7,323
Net loss from operations	(304)	(881)	(675)	(3,867)
Other income (expense)
Interest expense	(16)	(27)	(36)	(73)
Gain on sale of assets	5	—	5	1
Total other expenses	(11)	(27)	(31)	(72)
Loss from operations before income tax	(315)	(908)	(706)	(3,939)
Deferred Income tax benefit	—	—	—	—
Net loss	$(315)	$(908)	$(706)	$(3,939)
Net loss per share
Basic	$(0.03)	$(0.15)	$(0.07)	$(0.65)
Fully diluted	$(0.03)	$(0.15)	$(0.07)	$(0.65)
Shares used in computing earnings per share
Basic	10,614,402	6,093,579	9,899,696	6,088,834
Diluted	10,614,402	6,093,579	9,899,696	6,088,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss from operations	$(706)	$(3,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	705	904
Amortization of loan fees-interest expense	11	5
Accretion on asset retirement obligation	107	107
Gain on asset sale	(5)	—
Impairment	—	2,718
Stock based compensation	11	12
Changes in assets and liabilities:
Accounts receivable	9	(45)
Inventory and other assets	110	92
Accounts payable	(125)	(597)
Accrued and other current liabilities	118	(130)
Settlement on asset retirement obligation	(21)	(66)
Net cash provided by (used in) operating activities	214	(939)
Investing activities
Additions to oil and gas properties	(147)	(300)
Proceeds from sale of oil and gas properties	6	—
Additions to methane project	—	(35)
Additions to other property and equipment	(12)	(5)
Proceeds from sale of other property and equipment	—	4
Net cash used in investing activities	(153)	(336)
Financing activities
Repayments of borrowings	(2,844)	(1,974)
Proceeds from borrowings	400	3,250
Proceeds from stock issuance in rights offering	2,699	—
Cost of stock issuance in rights offering	(102)	—
Loan fees	—	(10)
Net cash provided by financing activities	153	1,266
Net change in cash and cash equivalents	214	(9)
Cash and cash equivalents, beginning of period	76	40
Cash and cash equivalents, end of period	$290	$31
Supplemental cash flow information:
Cash interest payments	$25	$68
Supplemental non-cash investing and financing activities:
Financed company vehicles	$56	$23
Cost of stock issuance in rights offering	$(140)	$—
Asset retirement obligations incurred	$1	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and September 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized. There were no natural gas imbalances at September 30, 2017 or December 31, 2016. Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of electricity are recognized each month based on metered volumes. No methane gas was sold during the three months and nine months ended September 30, 2017 or 2016.  Effective January 1, 2018, the Company will adopt ASU 2014-09 Revenue from Contracts with Customers.  The Company does not expect this to have a material impact on our consolidated financial statements or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or net realizable value. The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended September 30, 2017 and December 31, 2016.  These costs include production costs and taxes, allocated general and administrative costs, depreciation, and allocated interest cost. The net realizable value component is calculated using the average September 2017 and December 2016 oil sales prices received from the Company’s Kansas properties. In addition, the Company also carries equipment and materials in inventory to be used in its Kansas operation which are carried at the lower of cost or net realizable value. The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials. The net realizable value component is based on estimated sales value for similar equipment and materials as of September 30, 2017 and December 31, 2016. The following table sets forth information concerning the Company’s inventory (in thousands):

	September 30, 2017	December 31, 2016
Oil – carried at net realizable value	$486	$505
Equipment and materials – carried at net realizable value	122	122
Total inventory	$608	$627

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities. Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition costs, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company had unevaluated properties of $0 and $106,000 at September 30, 2017 and December 31, 2016, respectively. Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10% plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required. A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period. Once incurred, a write-down cannot be reversed in a later period.  During the three months and nine months ended September 30, 2016, the Company recorded an impairment of oil and gas properties in the amount of $632,000 and $2,718,000, respectively, but recorded no impairment for the three months or nine months ended September 30, 2017.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production and within 60 days of sales of produced electricity, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at September 30, 2017 and December 31, 2016.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	September 30, 2017	December 31, 2016
Revenue	$455	$476
Joint interest	22	21
Other	18	7
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$481	$490

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Liquidity

During 2016, the Company incurred a net loss of approximately $4.2 million.  In addition as of December 31, 2016, as discussed in Note 10 Long-Term Debt, the Company was in default with various covenants included in its credit facility with Prosperity Bank. Each of these defaults was cured either through a waiver or an amendment to its credit facility. Since December 31, 2016, the Company has paid off its credit facility using funds raised in the Company’s rights offering which closed on February 2, 2017.  The Company believes its revenues will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants through November 2018. If revenues are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $1.25 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

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

The Company does not expect to pay any federal or state income tax for the year 2017 as a result of $26.4 million of net operating loss carry forwards that existed at December 31, 2016.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2017, the Company has recorded a full valuation allowance on its deferred tax assets primarily due to cumulated losses incurred during the 3 years ended December 31, 2016.  Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes.  There were no recorded unrecognized tax benefits at September 30, 2017.

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

On October 2, 2017, 5,401 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.

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

The Rights will not be exercisable until the “Distribution Date”, which is generally defined as the earlier to occur of:(i)a public announcement or filing that a person or group has, become an “Acquiring Person” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the Company’s outstanding shares of Common Stock; or a person or group currently owning 4.95% (or more) of the Company’s outstanding shares acquires additional shares of the Company’s stock; subject to certain exceptions; or (ii)the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person.

The Rights will expire prior to the earliest of March 16,2020;the close of business on the first day after the Company’s 2017 annual meeting of stockholders, if approval by the stockholders of the Company of the Rights Agreement has not been obtained at such meeting; a date the Board of Directors determines by resolution in its business judgment that the Agreement is no longer necessary or appropriate; or in certain other specified circumstances.

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

Preferred Stock

Series A Preferred Stock has a par value of $0.0001 and 10,000 shares have been designated.  No shares of Series A Preferred Stock have been issued by the Company pursuant to the Rights Agreement described above or otherwise.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income (numerator):
Net loss	$(315)	$(908)	$(706)	$(3,939)
Weighted average shares (denominator):
Weighted average shares – basic	10,614,402	6,093,579	9,899,696	6,088,834
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,614,402	6,093,579	9,899,696	6,088,834
Loss per share – Basic and Dilutive:
Basic	$(0.03)	$(0.15)	$(0.07)	$(0.65)
Dilutive	$(0.03)	$(0.15)	$(0.07)	$(0.65)

For the nine months ended September 30, 2016, 152 shares were excluded from dilutive shares as they would have been anti-dilutive.  The 152 shares excluded from the dilutive share calculation represents shares calculated using the treasury method for options issued to the Company’s directors in which the exercise price was lower than the average market price each quarter.  In addition, options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter was also excluded from diluted shares as they would have been anti-dilutive.

(6)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 Revenue from Contracts with Customers(“ASU 2014-09”).This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to implement ASU 2014-09 as of January 1, 2018 using the modified retrospective approach.  To date, the Company has identified the contracts with each of its customers and the separate performance obligations associated with each of these contracts.  Based on the evaluation performed to date, we have identified similar performance obligations as compared with deliverables and separate units of account previously identified, and we do not expect any change related to the allocation of the transaction price and the timing of our revenue to have a material impact on our consolidated financial statements or results of operations.  We will continue to assess the impact of adopting this ASU.

In February 2016, the FASB issued Update 2016-02 Leases (Topic 842).  This guidance was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this Update is permitted for all entities.  To date, the Company has identified each of its leases and is in the process of determining the impact of this new guidance on each of the identified leases.  The Company does not expect this to impact its operating results or cash flows, however, the Company does expect to carry a portion of future lease costs as an asset and a liability on its balance sheet.

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

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  The net profits interest owned by Hoactzin is now 7.5% of the net profits as defined by agreement and takes into account specific costs and expenses as well as gross gas revenues for the project. As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through September 30, 2017 for payment to Hoactzin under the net profits interest. Since the start of 2014, there have been no methane gas sales or revenues, and consequently no net profits attributable to Hoactzin’s net profits interest.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties. In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name. As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet. Payables related to these past due and ongoing operations remained outstanding at September 30, 2017 and December 31, 2016 in the amount of $159,000. The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2017 and December 31, 2016 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”. The outstanding balance of $159,000 should not increase in the future. However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012. Based on these circumstances, the Company has elected to record an allowance in the amount of $159,000 for the balances outstanding at September 30, 2017 and December 31, 2016. This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”. The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at September 30, 2017 and December 31, 2016.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(8)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2017	December 31, 2016
Oil and gas properties	$5,545	$5,315
Unevaluated properties	—	106
Accumulated depreciation, depletion and amortization	(806)	(196)
Oil and gas properties, net	$4,739	$5,225

The Company recorded depletion expense of $608,000 and $806,000 for the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $2,000 gain on asset retirement obligations.  In addition, during the nine months ended September 30, 2016, the Company recorded an impairment of oil and gas properties in the amount of $2,718,000, but recorded no impairment for the nine months ended September 30, 2017.  As a result of the ceiling test impairments during 2015 and the first three quarters of 2016, the accumulated depreciation, depletion, and amortization was netted against the cost to reflect the post impairment value of the oil and gas properties.  As no ceiling test impairment was recorded during the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, the depreciation expense during these periods was not netted against cost, but remained in accumulated depreciation, depletion, and amortization at December 31, 2016 and September 30, 2017.

(9)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the nine months ended September 30, 2017 (in thousands):

Balance December 31, 2016	$2,046
Accretion expense	107
Liabilities incurred	1
Liabilities settled	(34)
Balance September 30, 2017	$2,120

(10)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Note payable to a financial institution, with interest only payment until maturity.	$—	$2,400
Installment notes bearing interest at the rate of 5.5% to 8.25% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	85	102
Total long-term debt	85	2,502
Less current maturities	(48)	(55)
Long-term debt, less current maturities	$37	$2,447

The presentation of unamortized debt issuance cost at December 31, 2016 has been reclassified from a reduction of long term debt to a non-current asset.  This reclassification was based on Securities and Exchange Commission staff guidance as there was an absence of authoritative guidance with update 2015-03 for debt issuance costs related to line-of-credit arrangements.  Unamortized debt issuance cost at December 31, 2016 that was reclassified to a non-current asset was approximately $24,000.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2017, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending. Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of September 30, 2017, the Company’s borrowing base was $1.25 million. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities. The credit facility includes certain covenants with which the Company is required to comply. At September 30, 2017, these covenants included a current ratio, a funded debt to EBITDA ratio, and an interest coverage ratio. During the quarter ended September 30, 2017, the Company was in compliance with all covenants.

Effective March 16, 2017, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended and restated to among other things, decrease the Company’s borrowing base from $3.0 million to approximately $1.25 million, and extend the term of the facility to July 31, 2018.  In addition, all the covenants were removed and replaced with the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA Ratio < 3.5x; and (c) Interest Coverage Ratio > 3.0x.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum. This rate was 4.50% at the date of the amendment. The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company had no outstanding borrowing under the facility as of September 30, 2017.  The next borrowing base review will take place in November 2017.

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

(11)	Manufactured Methane

The following table sets forth information concerning the Manufactured Methane facilities (in thousands):

	September 30, 2017	December 31, 2016
Manufactured Methane facilities, net of impairment	$1,681	$1,681
Accumulated depreciation	(169)	(122)
Manufactured Methane facilities, net	$1,512	$1,559

The Manufactured Methane facilities were placed into service on April 1, 2009. The Manufactured Methane facilities are being depreciated over a remaining estimated useful life based on estimated landfill closure date of December 2041. The Company recorded depreciation expense of $47,000 and $46,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended September 30, 2017, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors. These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors. For the period January 1, 2015 through September 30, 2017, the reductions were approximately $366,000. The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

The Company was named as a defendant in a breach of contract lawsuit titled Offshore Oilfield Services, Inc. v. Prime 8 Offshore, LLC and Tengasco, Inc., No 201657156 in the 270th District Court of Harris County, Texas (the “Litigation”) filed in October 2016.  The Litigation was dismissed with prejudice to refiling by court order dated October 20, 2017.

The Litigation sought recovery of approximately $188,000 in unpaid material and labor costs (plus plaintiff’s attorney’s fees and interest) for offshore operations contracted by Prime8 to be performed by the plaintiff Offshore Oilfield Services, Inc. (“Offshore Oilfield”) upon several properties owned by Hoactzin Partners, LP (“Hoactzin”) in the Gulf of Mexico under a master services agreement  signed between Prime8 and Offshore Oilfield in May 2014.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Hoactzin has also specifically agreed in writing to protect, defend, indemnify, and hold harmless Tengasco from and against any and all claims, demands, and causes of action made or awarded against Tengasco in the Litigation and to pay in the first instance all related losses, damages, costs and expenses relating to the Litigation including damages and plaintiff’s attorney’s fees awarded, and all litigation expenses incurred, the Company’s currently billed attorneys’ fees and court costs, relating to or arising out of Tengasco’s  status as a defendant in the Litigation.  Hoactzin has borne all the Company’s attorneys’ fees and all costs or obligations upon which the Litigation was settled by agreement.  Accordingly, there is no further exposure to the Company as a result of the dismissal of the Litigation with prejudice to refiling.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2017, 98.6 MBbl gross of oil were sold from the Company’s properties.  Of the 98.6 MBbl sold, 76.5 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants. The Company’s net sales from its properties during the first nine months of 2017 of 76.5 MBbl of oil compares to net sales of 82.2 MBbl of oil during the first nine months of 2016. The Company’s net revenue from its oil and gas properties was $3.4 million during the first nine months of 2017 compared to $3.0 million during the first nine months of 2016. This increase in net revenue was primarily due to a $637,000 increase related to an $8.33 per barrel increase in the average oil price from $35.59 per barrel during the first nine months of 2016 to $43.92 per barrel during the first nine months of 2017, partially offset by a $204,000 decrease related to a 5.7 MBbl decrease in sales volumes. The 5.7 MBbl decrease was primarily due to decreased sales volumes from the Albers A, Albers B, Howard A, Lewis, Liebenau, McElhany A, and Veverka A leases primarily related to natural declines.  Methane facility revenues during the first nine months of 2017 and 2016 were $458,000 and $491,000, respectively.  This decrease was primarily related to a decrease in facility uptime, partially offset by an increase in efficiency.

Comparison of the Quarters Ended September 30, 2017 and 2016

The Company reported a net loss of $315,000 or $0.03 per share of common stock during the third quarter of 2017 compared to a net loss of $908,000 or $0.15 per share of common stock during the third quarter of 2016. The $593,000 decrease in net loss was primarily due to a ceiling test impairment of $632,000 recorded in the third quarter of 2016 as a result of the low oil prices experienced during 2015 and 2016, a $78,000 decrease in general and administrative costs, and a $30,000 decrease in DD&A, partially offset by a $103,000 increase in production cost and taxes, and a $63,000 decrease in revenues.

The Company recognized $1.18 million in revenues during the third quarter of 2017 compared to $1.24 million during the third quarter of 2016. The $63,000 revenue decrease from 2016 levels was primarily due to a $102,000 decrease related to a 2.6 MBbl decrease in sales volumes, primarily due to natural declines and timing of load pick-up by the customer, partially offset by a $75,000 increase related to a $3.12 per barrel increase in the average oil price from an average price of $39.42 per barrel during third quarter of 2016 compared to an average price of $42.54 per barrel during the third quarter of 2017. In addition, there was a $28,000 decrease in methane facility revenues, primarily related to a decrease in facility uptime, partially offset by an increase in efficiency.

General and administrative costs decreased $78,000 from $346,000 during the third quarter of 2016 to $268,000 during the third quarter of 2017. This decrease was primarily due to rights offering related costs recorded in the third quarter of 2016.  These costs were reclassed to current assets in the fourth quarter of 2016.

DD&A decreased $30,000 from $256,000 during the third quarter of 2016 to $226,000 during the third quarter of 2017. This decrease was primarily due to a $22,000 decrease related to the decrease in oil sales volumes, and a $7,000 decrease related to a lower oil depletion rate as a result of impairments in the third quarter of 2016.

Production costs and taxes increased $103,000 from $804,000 during the third quarter of 2016 to $907,000 during the third quarter of 2017. This increase was primarily due to an $118,000 increase related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017, a $59,000 increase in well repair costs, and a $52,000 increase in accrued Delaware franchise taxes related to the 2016 amendment, partially offset by a $139,000 decrease related to change in the oil inventory quarterly adjustments.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The Company reported a net loss of $706,000 or $0.07 per share of common stock during the first nine months of 2017 compared to a net loss of $3.9 million or $0.65 per share of common stock during the first nine months of 2016. The $3.2 million decrease in net loss was primarily due to a ceiling test impairment of $2.7 million recorded in the first nine months of 2016 as a result of the low oil prices experienced during 2015 and 2016, a $385,000 increase in revenues, a $271,000 decrease in general and administrative costs, and a $199,000 decrease in DD&A, partially offset by a $381,000 increase in production cost and taxes and methane facility costs.

The Company recognized $3.84 million in revenues during the first nine months of 2017 compared to $3.46 million during the first nine months of 2016. The $385,000 revenue increase from 2016 levels was primarily due to a $637,000 increase related to a $8.33 per barrel increase in the average oil price from an average price of $35.59 per barrel during the first nine months of 2016 compared to an average price of $43.92 per barrel during the first nine months of 2017, partially offset by a $204,000 decrease related to 5.7 MBbl decrease in sales volumes, primarily from the Albers A, Albers B, Howard A, Lewis, Liebenau, McElhany A, and Veverka A leases primarily related to natural declines.  In addition, there was a $33,000 decrease in methane facility revenues primarily related to a decrease in facility uptime, partially offset by an increase in efficiency

General and administrative costs decreased $271,000 from $1.1 million during the first nine months of 2016 to $860,000 during the first nine months of 2017. This decrease was primarily due to an $111,000 decrease in corporate payroll costs as a result of personnel reductions during the first quarter 2016, and a $102,000 reduction in legal and accounting cost primarily due to rights offering related costs recorded in the third quarter of 2016.  These costs were reclassed to current assets in the fourth quarter of 2016.

DD&A decreased $199,000 from $904,000 during the first nine months of 2016 to $705,000 during the first nine months of 2017. This decrease was primarily due to a $142,000 decrease related to a lower oil depletion rate as a result of impairments in 2016, and a $56,000 decrease related to the decrease in oil sales volumes.

Production costs and taxes and methane facility costs increased $381,000 from $2.57 million during the first nine months of 2016 to $2.95 million during the first nine months of 2017. This increase was primarily due to an $118,000 increase related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017, an $110,000 increase related to change in the oil inventory year-to-date adjustments, an $106,000 increase in methane facility costs primary related to higher repair costs, partially offset by a decrease in property taxes, a $68,000 increase in accrued Delaware franchise taxes related to the 2016 amendment, and a $55,000 increase in well repair costs, partially offset by a $49,000 decrease in Kansas property taxes, and a $41,000 decrease in tank battery and lease road repair costs.

Liquidity and Capital Resources

At September 30, 2017, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending. Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $40 million or the Company’s borrowing base in effect from time to time. As of September 30, 2017, the Company’s borrowing base was $1.25 million. The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties and the Company’s Manufactured Methane facilities. The credit facility includes certain covenants with which the Company is required to comply. At September 30, 2017, these covenants included a current ratio, a funded debt to EBITDA ratio, and an interest coverage ratio. During the quarter ended September 30, 2017, the Company was in compliance with all covenants.

Effective March 16, 2017, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended and restated to among other things, decrease the Company’s borrowing base from $3.0 million to approximately $1.25 million, and extend the term of the facility to July 31, 2018.  In addition, all the covenants were removed and replaced with the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA Ratio < 3.5x; and (c) Interest Coverage Ratio > 3.0x.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum. This rate was 4.50% at the date of the amendment. The maximum line of credit of the Company under the Prosperity Bank credit facility remained $40 million and the Company had no outstanding borrowing under the facility as of September 30, 2017.

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

The total borrowing by the Company under the facility at September 30, 2017 and December 31, 2016 was $0 and $2.4 million, respectively. As disclosed in previous Company filings, on February 13, 2017, 4,498,698 common shares were issued to participants of the Company’s rights offering which closed on February 2, 2017.  Of the 4,498,698 common shares issued, 3,293,407 were issued to the Company’s directors, management, and affiliates.  The Company received approximately $2.7 million in proceed from this offering.  The proceeds were used primarily to pay off the Company’s credit facility.  The next borrowing base review will take place in November 2017.

During 2016, the Company incurred a net loss of approximately $4.2 million.  In addition as of December 31, 2016, the Company was in default with various covenants included in its credit facility with Prosperity Bank. Each of these defaults was cured either through a waiver or an amendment to its credit facility. Through November 2018, the Company believes its revenues will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants. If revenues are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $1.25 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Net cash provided by operating activities increased $1.15 million from $939,000 used in operating activities during the first nine months of 2016 to $214,000 provided by operating activities during the first nine months of 2017. Cash flow provided by working capital was $91,000 during the first nine months of 2017 compared to $746,000 used in working capital during the first nine months of 2016. The $837,000 increase in cash flow provided by working capital was primarily due to a $634,000 payment of suspended Hoactzin drilling program payments that was paid in January 2016.  The $1.2 million increase in cash flow provided by operating activities was primarily due to an $837,000 increase in cash flow provided by working capital, a $385,000 increase in revenues, and a $271,000 decrease in general and administrative costs, partially offset by a $381,000 increase in production costs and taxes and methane facility costs. Net cash used in investing activities was $153,000 during the first nine months of 2017 compared to $336,000 used in investing activities during the first nine months of 2016. The $183,000 decrease in net cash used in investing activities was primarily a result of a $153,000 reduction in drilling, seismic, and leasehold cost during the first nine months of 2017 compared to the first nine months of 2016. Cash flow provided by financing activities during the first nine months of 2017 was $153,000 compared to $1.3 million provided by financing activities during the first nine months of 2016. During the first nine months of 2017, the Company raised $2.7 million in proceeds as a result of a rights offering which closed on February 2, 2017.  The direct costs associated with this rights offering were approximately $242,000, of which $140,000 was incurred during 2016.  The net proceeds from this offering were used primarily to pay off the Company’s credit facility.

Critical Accounting Policies

During the nine months ended September 30, 2017, there were no changes to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended September 30, 2017, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors. These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors. For the period January 1, 2015 through September 30, 2017, the reductions were approximately $366,000. The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

See Part II, Item 1. LEGAL PROCEEDINGS

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

As of September 30, 2017, the Company’s borrowing base was approximately $1.25 million of which zero had been drawn down by the Company. The Company’s next periodic borrowing base review will take place in November 2017.

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. The average monthly Kansas oil prices received during the first nine months of 2017 ranged from a low of $39.82 per barrel to a high of $47.49 per barrel.

As of September 30, 2017, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At September 30, 2017, the Company had debt outstanding of approximately $85,000, none of which was owed on its credit facility with Prosperity Bank. As of September 30, 2017, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum. The Company’s credit facility interest rate at September 30, 2017 was 4.75%. The Company’s remaining debt of $85,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2017. The Company did not have any open derivative contracts relating to interest rates at September 30, 2017 or December 31, 2016.

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

Changes in Internal Controls

During the nine months ended September 30, 2017, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting. As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was named as a defendant in a breach of contract lawsuit titled Offshore Oilfield Services, Inc. v. Prime 8 Offshore, LLC and Tengasco, Inc., No 201657156 in the 270th District Court of Harris County, Texas (the “Litigation”) filed in October 2016.  The Litigation was dismissed with prejudice to refiling by court order dated October 20, 2017.

The Litigation sought recovery of approximately $188,000 in unpaid material and labor costs (plus plaintiff’s attorney’s fees and interest) for offshore operations contracted by Prime8 to be performed by the plaintiff Offshore Oilfield Services, Inc. (“Offshore Oilfield”) upon several properties owned by Hoactzin Partners, LP (“Hoactzin”) in the Gulf of Mexico under a master services agreement  signed between Prime8 and Offshore Oilfield in May 2014.

Hoactzin has also specifically agreed in writing to protect, defend, indemnify, and hold harmless Tengasco from and against any and all claims, demands, and causes of action made or awarded against Tengasco in the Litigation and to pay in the first instance all related losses, damages, costs and expenses relating to the Litigation including damages and plaintiff’s attorney’s fees awarded, and all litigation expenses incurred, the Company’s currently billed attorneys’ fees and court costs, relating to or arising out of Tengasco’s  status as a defendant in the Litigation.  Hoactzin has borne all the Company’s attorneys’ fees and all costs or obligations upon which the Litigation was settled by agreement.  Accordingly, there is no further exposure to the Company as a result of the dismissal of the Litigation with prejudice to refiling.

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

Dated:  November 13, 2017

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer