Form 10-K
period 2017-12-31
TENGASCO INC
filed 2018-03-28
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 1-15555

TENGASCO, INC.
(name of registrant as specified in its charter)

Delaware	87-0267438
(state or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8000 E. Maplewood Ave., Suite 130, Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.5 million (June 30, 2017 closing price $0.68).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 26, 2018 was 10,624,493.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2017 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

Polymer. The purpose of the polymer gel treatment is to reduce excessive water production and increase oil or gas production from wells that produce from water-drive reservoirs. These wells are typically produced from naturally fractured carbonate reservoirs such as dolomites and limestone in mature fields. Successful treatments are also run in certain types of sandstone reservoirs. Other practical applications of polymer gels include the treatment of waterflood injection wells to correct channeling or change the injection profile, to improve the ability of the injected fluids to sweep the producing wells in the field, making the waterflood more efficient and allowing the operator to recover more oil in a shorter period of time.

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

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

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

Proved reserve additions. The sum of additions to proved reserves from extensions, discoveries, improved recovery, acquisitions, and revisions of previous estimates.

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas or for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2017 include 175 producing oil wells, 20 shut-in wells, and 38 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 9%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.

During 2017, the Company participated in drilling one non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations.

A.	Kansas Production

The Company’s gross operated oil production in Kansas decreased by 10 MBbl from 132 MBbl in 2016 to 122 MBbl in 2017.  This decrease was primarily the result of natural declines during 2017.  The capital projects undertaken by the Company in 2017 were primarily funded by cash flow.

B.	Kansas Ten Well Drilling Program

On September 17, 2007, the Company entered into a ten well drilling program with Hoactzin Partners, L.P. (“Hoactzin”), consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”). Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  The terms of the Program also provided that Hoactzin would receive all the working interest in the producing wells, and would pay an initial fee to the Company of 25% of its working interest revenues net of operating expenses as a management fee.  The fee paid to the Company increased from 25% to 85% in February 2014.

In 2017, the wells from the Program produced total gross production of 8.9 MBbl of which the revenues from 6.6 MBbl were net to the Company.  During the 4th quarter of 2017, total gross production from these wells averaged approximately 23 barrels per day, of which the revenues from approximately 17 barrels per day were net to the Company.

The reserve information for the parties’ respective Ten Well Program interests as of December 31, 2017 is indicated in the table below. These calculations were made using commodity prices based on the twelve month arithmetic average of the first day of the month price for the period January through December 2017 as required by SEC regulations. The table below reflects values realized at a price of $45.83 per barrel which was used in the December 31, 2017 reserve report.

Reserve Information for Ten Well Program Interest as of December 31, 2017

	Barrels Attributable to Party’s Interest	Undiscounted Future Net Cash Flows Attributable to Party’s Interest	Present Value of Future Net Cash Flows Discounted at 10% Attributable to Party’s Interest
	MBbl	(in thousands)	(in thousands)
Tengasco	75.3	$1,823	$853
Hoactzin	13.3	$322	$150

The Hoactzin reserves were estimated based on Tengasco reserves as of December 31, 2017.

2.  Tennessee Properties

A.	Oil, Gas, and Pipeline Assets

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

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site.  The electricity generated was sold under a twenty year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority (“TVA”) through TVA’s Generation Partners program.  That program accepted generated renewable power up to 999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract paid MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH) or approximately $.129 per KWH.  Beginning in January 2022 the price paid for electricity will no longer include the three-cent “green” premium component.  A one-eighth royalty on electricity revenues has been paid to the landfill owner.

On September 17, 2007, Hoactzin, simultaneously with subscribing to participate in the Ten Well Program (the “Program”), pursuant to a separate agreement with the Company was conveyed a 75% net profits interest in the Methane Project.  Since the start of 2014, there have been no methane gas sales or revenues and consequently no net profits attributable to Hoactzin’s net profits interest.

On January 26, 2018, the Company closed a sale to Tennessee Renewable Group LLC for all of the Company’s Manufactured Methane facilities for $2.65 million.  Hoactzin expressly released all claims in future periods against both the Company and Tennessee Renewable Group LLC based on the September 17, 2007 net profits agreement described immediately above.

3.  Other Areas of Development

Although focused on development of its current Kansas holdings, the Company will continue to review potential transactions involving producing properties and undeveloped acreage in Kansas as well as acquisition and drilling opportunities in other states.

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

Electricity generated at the Company’s MMC site in Tennessee was sold to Holston Electric Cooperative and TVA.

Drilling Equipment

The Company does not currently own a drilling rig or any related drilling equipment.  The Company obtains drilling services as required from time to time from various drilling contractors.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kansas by tank truck.  Electricity generated at the Company’s Methane Facility was distributed into the electric grid.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company’s contemplated oil and gas exploration activities in the State of Kansas or other states will be undertaken in a highly competitive and speculative business atmosphere.  In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources.  Management does not believe that the Company’s competitive position in the oil and gas industry will be significant as the Company currently exists.

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

The prices of the Company’s products are controlled by the world oil market.  Thus, competitive pricing behaviors are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable process for transporting the product.

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

Effect of Existing or Probable Governmental Regulations on Business

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations.  The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table.  This involves the insertion of steel casing into each well, with cement on the outside of the casing.  The Company has fully complied with this environmental regulation, the cost of which is approximately $13,000 per well.

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

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

At December 31, 2017, the Company had 14 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, Tennessee, and Texas.  At January 26, 2018, the Company reduced its number of full time employees to 13 and no longer has any employees in Tennessee.  This employee reduction was a result of the Company selling its Manufactured Methane assets located at the Carter Valley landfill in Tennessee.

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

As of December 31, 2017, the Company had no outstanding principal amount of indebtedness under its credit facility with Prosperity Bank.  Although the Company had no bank indebtedness, should it experience an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field and the Company’s pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, 2015, and 2016, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2017, the Company has an accumulated deficit of $53.1 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, $24.7 million in 2015, $4.2 million in 2016, and $0.6 million in 2017.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2017, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The total net deferred tax asset was $242,000 at December 31, 2017 and $0 at 2016.  In 2017, The Company released a portion of the allowance related to the Company’s Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company recorded a full allowance against the deferred tax asset at December 31, 2016 primarily due to cumulative losses incurred during the 3 years ended December 31, 2016.

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

The Company’s operations in any future project involving the extraction of methane gas from non-conventional reserves such as landfill gas streams, would require investment of substantial capital and is subject to the risks typically associated with capital intensive operations, including risks associated with the availability of financing for required equipment, construction schedules, air and water environmental permitting, and locating transportation facilities and customers for the products produced from those operations which may delay or prevent startup of such projects.  After startup of commercial operations, the presence of unanticipated pressures or irregularities in constituents of the raw materials used in such projects from time to time, miscalculations or accidents may cause the Company’s project activities to be unsuccessful.  Although the technologies to be utilized in such projects are believed to be effective and economical, there are operational risks in the use of such technologies in the combination to be utilized by the Company as a result of both the combination of technologies and the early stages of commercial development and use of such technologies for methane extraction from non-conventional sources such as those to be used by the Company.  This risk could result in total or partial loss of the Company’s investment in such projects.  The economic risks of such projects include the marketing risks resulting from price volatility of the methane gas produced from such projects, which is similar to the price volatility of natural gas.

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

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE American, the exchange on which the Company’s stock is traded, in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies.  Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management.  The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources.  These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

The Company’s Chairman of the Board Beneficially Controls a Substantial Amount of the Company’s Common Stock and Has Significant Influence over the Company’s Business.

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 26, 2018, Mr. Salas individually and through Dolphin controls 5,292,241 shares of the Company’s common stock and had options granting him the right to acquire an additional 7,500 shares of common stock.  His ownership and voting control of approximately 49.8% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 26, 2018, the Company had 10,624,493 shares of common stock outstanding of which 5,439,862 shares were held by officers, directors, and affiliates.  In addition, options to purchase 20,625 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 26, 2018.

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

Future Issuance of Additional Shares of the Company’s Common Stock Would Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

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

The Company May Issue Shares of Preferred Stock with Greater Rights than Common Stock.

Subject to the rules of the NYSE American, the Company’s charter authorizes the Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of the Company’s common stock.  Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 1,978 square feet located at 8000 E. Maplewood Ave., Suite 130, Greenwood Village, Colorado at a current rental of $3,956 per month, expiring in August 2020.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease.

The Company carries commercial insurance as well as property insurance on its offices, vehicles, and office contents.  The Company also carried property insurance on its methane facility which has been discontinued as a result of the sale of this facility in January 2018.  As of December 31, 2017, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2017 contained 14,020 gross acres in central Kansas.  Of these 14,020 gross acres, 13,860 acres were held by production and 160 acres were undeveloped.

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

During 2017, the Company participated in drilling one non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations and will continue using 3-D seismic evaluation techniques in the future.

Reserve and Production Summary

The following tables indicate the county breakdown of 2017 production and reserve values as of December 31, 2017.

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	78.6	0.820490	64.6%
Trego County, KS	17.7	0.804843	14.5%
Ellis County, KS	6.3	0.799657	5.2%
Barton County, KS	5.9	0.816855	4.8%
Graham County, KS	3.8	0.858440	3.1%
Russell County, KS	3.1	0.856006	2.6%
Rush County, KS	2.2	0.860696	1.8%
Osborne County, KS	1.6	0.586787	1.3%
Pawnee County, KS	1.4	0.799977	1.2%
Stafford County, KS	1.1	0.716046	0.9%
Total	121.7		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$5,510	$23	$5,533	67.7%
Trego County, KS	1,299	—	1,299	15.9%
Barton County, KS	527	—	527	6.5%
Graham County, KS	464	—	464	5.7%
Rush County, KS	144	—	144	1.8%
Ellis County, KS	105	—	105	1.3%
Russell County, KS	58	—	58	0.7%
Osborne County, KS	19	—	19	0.2%
Pawnee County, KS	17	—	17	0.2%
Stafford County, KS	4	—	4	—%
Ness County, KS	—	—	—	—%
Logan County, KS	—	—	—	—%
Total	$8,147	$23	$8,170	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2017 and 2016, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Total Proved Reserves as of December 31, 2017

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	774	58	38	870
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,065	$1,082	$23	$8,170

Total Proved Reserves as of December 31, 2016

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	690	40	—	730
Future net cash flows before income taxes discounted at 10% (in thousands)	$5,397	$418	$—	$5,815

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.  The Company had no Proved Undeveloped Reserves at December 31, 2016.

The oil price after basis adjustments used in our December 31, 2017 reserve valuation was $45.83 per Bbl compared to $37.35 per Bbl used in our December 31, 2016 reserve valuation.  The primary factors causing the increase in proved reserve volumes from December 31, 2016 levels were related to increased oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2017.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

Production

The following tables summarize for the past three fiscal years the volumes of oil and gas produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil and gas.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2017	122	—	99	—	$29.77	$45.43	—
2016	132	—	107	—	$27.82	$37.53	—
2015	158	—	129	—	$25.67	$42.66	—

Oil and Gas Drilling Activities

During 2017, the Company participated in drilling 1 non-operated well which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2017, 2016 and 2015 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Kansas
Productive Wells	1	0.15	1	0.25	—	—
Dry Holes	—	—	—	—	1	1

Productive Wells

As of December 31, 2017, the Company held a working interest in 200 gross wells, including interest in 5 properties operated by others, and 192 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2017 the Company owned and operated working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,860	11,440	160	140	14,020	11,580

The following table identifies the number of gross and net undeveloped acres as of December 31, 2017 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2018	Total
Gross Acres	160	160
Net Acres	140	140

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a defendant in a breach of contract lawsuit titled Offshore Oilfield Services, Inc. v. Prime 8 Offshore, LLC and Tengasco, Inc., No 201657156 in the 270th District Court of Harris County, Texas (the “Litigation”) filed in October 2016.  The Litigation was dismissed with prejudice to refiling by court order dated October 20, 2017.

The Litigation sought recovery of approximately $188,000 in unpaid material and labor costs (plus plaintiff’s attorney’s fees and interest) for offshore operations contracted by Prime8 to be performed by the plaintiff Offshore Oilfield Services, Inc. (“Offshore Oilfield”) upon several properties owned by Hoactzin Partners, LP (“Hoactzin”) in the Gulf of Mexico under a master services agreement signed between Prime8 and Offshore Oilfield in May 2014 (“MSA”).  Offshore Oilfield alleged breach of the MSA by Prime8 and Tengasco for failure to pay for materials provided or services performed in 2014 and 2015.  Tengasco did not sign the MSA and had no knowledge of it or any other agreement utilized in operation by Hoactzin, Prime8, or any subcontractor on Hoactzin’s Gulf properties.  No allegation was made in the Litigation that Tengasco directed or was involved in the performance of the services rendered or materials provided or failure to pay for same.  Hoactzin, as opposed to Tengasco, directed Prime8 in the conduct of all matters described in the Litigation and either paid or failed to pay any and all charges for services and materials provided at all of Hoactzin’s properties in the Gulf owned and physically operated exclusively by Hoactzin.

Hoactzin specifically agreed in writing to protect, defend, indemnify, and hold harmless Tengasco from and against any and all claims, demands, and causes of action made or awarded against Tengasco in the Litigation and to pay in the first instance all related losses, damages, costs and expenses relating to the Litigation including damages and plaintiff’s attorney’s fees awarded, and all litigation expenses incurred, the Company’s currently billed attorneys’ fees and court costs, relating to or arising out of Tengasco’s  status as a defendant in the Litigation.  Hoactzin has borne all the Company’s attorneys’ fees and all costs or obligations upon which the Litigation was settled by agreement.  Accordingly, there is no further exposure to the Company as a result of the dismissal of the Litigation with prejudice to refiling.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE American during the fiscal years ended December 31, 2017 and December 31, 2016 are set forth below.

For the Quarters Ending	High	Low
March 31, 2017	$0.76	$0.37
June 30, 2017	$1.56	$0.39
September 30, 2017	$0.83	$0.55
December 31, 2017	$1.19	$0.57

March 31, 2016	$1.60	$1.00
June 30, 2016	$1.60	$0.60
September 30, 2016	$1.59	$0.67
December 31, 2016	$1.25	$0.52

Some of the share prices above have been adjusted to reflect the impact of the 1 for 10 reverse split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

Holders

As of March 22, 2018, the number of shareholders of record of the Company’s common stock was 285 and management believes that there are approximately 5,000 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2017 or 2016 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2017, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2017 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2017.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net loss from continuing operations of $(574,000) or $(0.06) per share in 2017 compared to $(4.2) million or $(0.69) per share in 2016 and $(24.7) million or $(4.06) per share in 2015.  Per share information has been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting on March 21, 2016 and effective with trading on March 24, 2016.

The Company realized revenues of approximately $5.3 million in 2017 compared to $4.7 million in 2016 and $6.2 million in 2015.  During 2017, revenues increased approximately $591,000 of which $809,000 of this increase related to a $7.90 per barrel increase in the average oil price received from $37.53 per barrel received in 2016 to $45.43 per barrel received in 2017.  This was partially offset by a $223,000 decrease related to a decrease in oil sales volumes from 108.3 MBbl in 2016 to 102.4 MBbl in 2017.  The more significant production declines were experienced in the Albers, Albers A, Howard A, Lewis, Liebenau, McElhaney A, Schneller, and Veverka B leases.  These decreases were primarily due to natural declines.  Also during 2017, the Company recorded electricity revenues from the Methane facility of $580,000 compared to $559,000 during 2016.  During 2016, revenues decreased approximately $1.5 million of which $555,000 of this decrease related to a $5.13 per barrel decrease in the average oil price received from $42.66 per barrel received in 2015 to $37.53 per barrel received in 2016.  Approximately $961,000 of the decrease was related to decreases in oil sales volumes from 130.9 MBbl in 2015 to 108.3 MBbl in 2016.  The more significant production declines were experienced in the Albers B, Croffoot, Hilgers B, Howard A, Liebenau, McElhaney A, and Veverka B leases.  These decreases were primarily due to natural declines.  Also during 2016, the Company recorded electricity revenues from the Methane facility of $559,000 compared to $533,000 during 2015.

The Company’s production costs and taxes were approximately $3.4 million in 2017, $3.1 million in 2016, and $3.7 million in 2015.  The $380,000 increase in 2017 was primarily related to a $242,000 increase related to change in oil inventory, and an $118,000 increase related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017.  The $667,000 decrease in 2016 primarily related to a $415,000 decrease related to change in oil inventory, a $136,000 decrease in chemical costs, and a $133,000 decrease in utility costs.

The Company’s methane facility costs were approximately $489,000 in 2017, $357,000 in 2016, and $493,000 in 2015.  The $132,000 increase in 2017 primarily related to an increase in repair costs during 2017.  The $136,000 decrease in 2016 was primarily related to higher repair costs during 2015.  The lower repair costs in 2016 was primarily attributable to the installation of water treatment equipment in early 2016.

Depreciation, depletion, and amortization was approximately $924,000 in 2017, $1.1 million in 2016, and $2.7 million in 2015.  The $215,000 decrease in 2017 was primarily due to a $158,000 decrease related to a decrease in the oil and gas depletion rate due principally to ceiling test impairments in 2016, and a $55,000 decrease related to lower sales volumes.  The $1.5 million decrease in 2016 was primarily due to a $1.1 million decrease related to a decrease in the oil and gas depletion rate due principally to ceiling test impairments in 2015 and 2016, and a $437,000 decrease related to lower sales volumes.

The Company’s general and administrative cost was approximately $1.2 million in 2017, $1.4 million in 2016, and $2.1 million in 2015.  The $234,000 decrease in 2017 was primarily related to a $98,000 decrease in salaries and wages as a result of personnel reductions which took place during the first quarter of 2016, $57,000 reduction in legal and accounting costs, and a $29,000 reduction in subscription costs.  The $664,000 decrease in 2016 was primarily related to a $324,000 decrease in salaries and wages as a result of temporary payroll reductions commencing in the first and second quarter of 2015 as well as personnel reductions which took place during the first quarter of 2016, $126,000 reduction in legal and accounting costs, and a $99,000 reduction in consulting costs.

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

Net interest expense was $53,000 in 2017, $102,000 in 2016, and $80,000 in 2015.  The $49,000 decrease during 2017 was primarily related to a decrease in the credit facility, partially offset by interest related to the amendment of the 2016 franchise taxes.  The credit facility was paid off in February 2017.  The $22,000 increase during 2016 was primarily due to a $1.2 million increase in the average credit facility balance from $868,000 during 2015 to $2.1 million during 2016.  The credit facility increase was primarily due to capital spending and lower oil prices, partially offset by lower operating and general and administrative costs.

During 2017, 2016, and 2015, the Company did not have any open derivative positions.

The Company recorded an income tax benefit of $242,000 in 2017, $0 in 2016, and an income tax expense $7.4 million in 2015.  The $242,000 income tax benefit was due to releasing the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2017 primarily due to cumulated losses incurred during the 3 years ended December 31, 2017.  The $7.4 million expense in 2015 related to recording a full allowance of the deferred tax asset primarily due to cumulative losses incurred during the 3 year period ending December 31, 2015.  In addition, a full allowance of the deferred tax asset was also recorded in 2016.

Liquidity and Capital Resources

At December 31, 2017, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2017, the Company’s borrowing base was $1.25 million.  The borrowing base was increased to approximately $2.0 million with the March 21, 2018 amendment to the credit agreement.  This increase was primarily related to increase in oil prices.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2017, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  The Company was in compliance with all covenants each quarter end during 2017.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2.0 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of March 28, 2018.

The total borrowing by the Company under the facility at December 31, 2017 and December 31, 2016 was $0 and $2.4 million, respectively.  As disclosed in previous Company filings, on February 13, 2017, 4,498,698 common shares were issued to participants of the Company’s rights offering which closed on February 2, 2017.  Of the 4,498,698 common shares issued, 3,293,407 were issued to the Company’s directors, management, and affiliates.  The Company received approximately $2.7 million in proceed from this offering.  The proceeds were used primarily to pay off the Company’s credit facility.  The next borrowing base review will take place in July 2018.

Net cash provided by operating activities was $154,000 in 2017, net cash used in operating activities was $(1.0) million in 2016, and net cash provided by operating activities was $482,000 in 2015.  Cash flow used in working capital during 2017 was $127,000, cash flow used in working capital was $928,000 during 2016, and cash flow provided by working capital was $543,000 during 2015.  The change in cash used in operating activities during 2017 was primarily related to increased revenues as a result of higher oil prices, and changes in working capital.  The change in cash used in operating activities during 2016 was primarily related to decreased revenues as a result of lower oil prices and sales volumes, as well as changes in working capital.

Net cash used in investing activities was $179,000 in 2017, $401,000 in 2016, and $541,000 in 2015.  The $222,000 decrease in cash used in investing activities during 2017 was due primarily to higher seismic costs incurred during 2016 partially offset by leasehold costs incurred during 2017.  The $140,000 decrease in cash used in investing activities during 2016 was due primarily to a decrease in land and seismic costs.

Net cash provided by financing activities was $134,000 in 2017, $1.4 million in 2016, and $64,000 in 2015.  The decrease in net cash provided by financing activities in 2017 was primarily related to pay down of the credit facility using proceeds from the Company’s rights offering which closed on February 2, 2017.  The increase in net cash provided by financing activities in 2016 primarily related to an increase in credit facility borrowings due to a decrease in oil prices, partially offset by a decrease in operating and general and administrative costs.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured. Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  Natural gas meters are placed at the customer’s location and usage is billed each month.  There were no natural gas imbalances at December 31, 2017, 2016 and 2015.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and electricity generation sales are billed each month.  No methane gas was sold during 2017, 2016 or 2015.  Effective January 1, 2018, the Company has adopted ASU 2014-09 Revenue from Contracts with Customers.  The Company does not expect this to have a material impact on our consolidated financial statements or results of operations

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 and $106,000 in unevaluated properties as of December 31, 2017 and 2016, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2017 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The total net deferred tax asset was $242,000 at December 31, 2017 and $0 at 2016.  In 2017, The Company released a portion of the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company recorded a full allowance against the deferred tax asset at December 31, 2016 primarily due to cumulative losses incurred during the 3 years ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We have implemented ASU 2014-09 as of January 1, 2018 using the modified retrospective approach.  To date, the Company has identified the contracts with each of its customers and the separate performance obligations associated with each of these contracts.  Based on the evaluation performed to date, we have identified similar performance obligations as compared with deliverables and separate units of account previously identified, and we do not expect any change related to the allocation of the transaction price and the timing of our revenue to have a material impact on our consolidated financial statements or results of operations.

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

In March 2016, the FASB issued Update 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company implement this in 2017 with no impact on the Company’s operating results or cash flows.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2017 (in thousands):

Contractual Obligations	Total	2018	2019	2020
Long-Term Debt Obligations[1]	$90	$41	$49	$—
Operating Lease Obligations	129	48	48	33
Estimated Interest on Long-Term Debt Obligations	14	9	4	1
Total	$233	$98	$101	$34

(1)	The credit facility with Prosperity Bank had a zero balance at December 31, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2017 ranged from a low of $39.82 per barrel to a high of $52.67 per barrel.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2017, 2016 or 2015, but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2017, the Company had debt outstanding of approximately $90,000, none of which was owed on its credit facility with Prosperity Bank.  As of December 31, 2017, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at December 31, 2017 was 5.00%.  The Company’s remaining debt of $90,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2017, 2016, or 2015.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.	OTHER INFORMATION

On January 2, 2018, 4,569 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,000 to be recorded during the quarter ended March 31, 2018.

On January 26, 2018, the Company closed a sale to Tennessee Renewable Group LLC for all of the Company’s Manufactured Methane facilities for $2.65 million.  In the quarter ended March 31, 2018, the Company expects to record a gain on the sale of these assets of approximately $1.1 million.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2.0 million and the maturity date was extended to July 31, 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	47
Peter E. Salas	Director;	10/8/2002	63
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	62
Michael J. Rugen	Chief Financial Officer;	9/28/2009	57
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	69

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

Richard M. Thon began a career with ARAMARK Corporation in 1987.  ARAMARK is based in Philadelphia, has 270,000 employees worldwide, and provides food services, facilities management, and uniform and career apparel to health care institutions, universities, and businesses in 23 countries.  Mr. Thon served in various capacities in the Corporate Finance Department of ARAMARK culminating with the position of Assistant Treasurer when he retired in June 2002.  His responsibilities included bank credit agreements, public debt issuance, interest rate risk management, foreign subsidiary credit agreements, foreign exchange, letters of credit, insurance finance, off-balance-sheet finance, and real estate and equipment leasing. Prior to joining ARAMARK, Mr. Thon was a Vice President in the International Department of Mellon Bank.  Since his retirement in 2002, Mr. Thon has served in a variety of volunteer charitable and civic activities. In addition, during a portion of the past five years, he served on the board of ACT Conferencing, Inc.  Mr. Thon received a B.A. in Economics degree from Yale College in 1977 and a Masters of Business Administration degree in Finance from The Wharton School, University of Pennsylvania in 1979.  Mr. Thon’s experience in the fields of banking and finance directly apply to the business needs of the Company and lead to the conclusion that he will provide significant benefit to the Board and that he is qualified to serve as a Director of the Company.

Officers

Michael J. Rugen was named Chief Financial Officer of the Company in September 2009 and as interim Chief Executive Officer in June 2013.  He is a certified public accountant (Texas) with over 35 years of experience in exploration, production and oilfield service.  Prior to joining the Company, Mr. Rugen spent 2 years as Vice President of Accounting and Finance for Nighthawk Oilfield Services.  From 2001 to June 2007, he was a Manager/Sr. Manager with UHY Advisors, primarily responsible for managing internal audit and Sarbanes-Oxley 404 engagements for various oil and gas clients. In 1999 and 2000, Mr. Rugen provided finance and accounting consulting services with Jefferson Wells International.  From 1982 to 1998, Mr. Rugen held various accounting and management positions at BHP Petroleum, with accounting responsibilities for onshore and offshore US operations as well as operations in Trinidad and Bolivia.  Mr. Rugen earned a Bachelor of Science in Accounting in 1982 from Indiana University.

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

(3)
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities: (a) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (b) engaging in any type of business practice; or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

(6)
Was found by a court of competent jurisdiction in a civil action or by  the CFTC to have violated any federal  commodities law, and the judgment in such civil action or finding by the  CFTC has not been subsequently reversed, suspended, or vacated;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2017, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s financial officers and executives officers, including its Chief Executive Officer and Chief Financial Officer.  The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of these codes can be found at the Company’s internet website at www.tengasco.com.  The Company intends to disclose any amendments to its Codes of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s President, Chief Financial Officer or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver.  A copy of the Code of Ethics can be obtained free of charge by writing to Cary V. Sorensen, Secretary, Tengasco, Inc., 8000 E. Maplewood Ave., Suite 130, Greenwood Village, CO 80111.

Audit Committee

During 2017, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE American Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE American Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2017 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

The Audit Committee adopted an Audit Committee Charter during fiscal 2001.  In 2004, the Board adopted an amended Audit Committee Charter, a copy of which is available on the Company’s internet website, www.tengasco.com.  The Audit Committee Charter fully complies with the requirements of the NYSE American Rules. The Audit Committee reviews and reassesses the Audit Committee Charter annually.

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

Changes in Board Nomination Procedures

In 2017, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer and other executive officers whose compensation exceeded $100,000 during fiscal years ended December 31, 2017 and December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2017	163,857	19,276	9,149	6,673	198,955
Chief Financial Officer	2016	163,857	21,685	6,931	6,737	199,210
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2017	81,900	—	—	3,454	85,354
General Counsel	2016	81,900	—	—	3,495	85,395

(2)
The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan and the portion of company-wide group term life insurance premiums allocable to these named executive officers.

(3)	Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013. The bonus and stock award information for Mr. Rugen for 2017 and 2016 represents his compensation for his services as CEO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

No other options were exercised during 2017 or 2016.

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

On February 19, 2015, in response to the global market factors affecting revenues from sales of the Company’s production of crude oil, the Board of Directors of the Company implemented reductions in the current compensation of the Company’s officers.

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

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2017 were Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, with Mr. Brooks acting as Chairman.  Messrs. Behrent, Brooks, and Thon meet the current independence standards established by the NYSE American Rules to serve on this Committee.  Mr. Brooks did not stand for reelection as a director at the annual meeting of shareholder of the Company held on December 12, 2017 and his term of office as a director ended at the conclusion of the meeting.  Mr. Thon has served as Chairman since Mr. Books’ term ended.

The Board of Directors has adopted a charter for the Compensation/Stock Option Committee which is available at the Company’s internet website, www.tengasco.com.

The Compensation/Stock Option Committee’s functions, in conjunction with the Board of Directors, are to provide recommendations with respect to general and specific compensation policies and practices of the Company for directors, officers and other employees of the Company.  The Compensation/Stock Option Committee expects to periodically review the approach to executive compensation and to make changes as competitive conditions and other circumstances warrant and will seek to ensure the Company's compensation philosophy is consistent with the Company's best interests and is properly implemented. The Committee determines or recommends to the Board of Directors for determination the specific compensation of the Company’s Chief Executive Officer and all of the Company’s other officers. Although the Committee may seek the input of the Company’s Chief Executive Officer in determining the compensation of the Company’s other executive officers, the Chief Executive Officer may not be present during the voting or deliberations with respect to his compensation. The Committee may not delegate any of its responsibilities unless it is to a subcommittee formed by the Committee, but only if such subcommittee consists entirely of directors who meet the independence requirements of the NYSE American Rules.

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

No changes in executive compensation occurred in 2017 and no formal meetings of the Compensation/Stock Option Committee were held in Fiscal 2017. The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2017.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options or common stock under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of that separate plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2017.

DIRECTOR COMPENSATION FOR FISCAL 2017

Name	Fees earned or paid in cash ($)	Stock awards compensation[4] ($)	Total ($)
Matthew K. Behrent	$7,500	$1,235	$8,735
Hughree F. Brooks	$7,113	$1,235	$8,348
Richard M. Thon	$7,500	$1,235	$8,735
Peter E. Salas	$7,500	$1,235	$8,735

(4)
The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 11 Stock and Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for information on the relevant valuation assumptions.

As of December 31, 2017, Mr. Behrent held 7,500 unexercised options; Mr. Brooks held 7,500 unexercised options [all of which options expired thirty days after his term of office as a director ended on December 12, 2017]; Mr. Salas held 7,500 unexercised options; and Mr. Thon held 5,625 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2016, effective with trading on March 24, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who own more than 5% of the Company's common stock as of March 26, 2018 with these computations being based upon 10,624,493 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 26, 2018.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	5,292,241	49.8%

(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 26, 2018.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class [7]
Matthew K. Behrent (8)	Director	66,400	Less than 1%
Michael J. Rugen (9)	Chief Executive Officer (interim); Chief Financial Officer	38,098	Less than 1%
Peter E. Salas (10)	Director; Chairman of the Board	5,299,741	49.8%
Cary V. Sorensen (11)	Vice President; General Counsel; Secretary	23,623	Less than 1%
Richard M. Thon (12)	Director	32,625	Less than 1%
All Officers and Directors as a group (13)		5,460,487	51.3%

(6)	Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 26, 2018.

(7)
Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 10,624,493 shares of common stock being outstanding as of March 26, 2018.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 26, 2018 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 58,900 shares held directly and vested, fully exercisable options to purchase 7,500 shares.

(9)	Consists of 38,098 shares held directly.

(10)
Consists of directly, vested, fully exercisable options to purchase 7,500 shares, 4,000 shares held individually, and 5,288,241 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(11)	Consists of 23,623 shares held directly.

(12)	Consists of 27,000 shares held directly and vested, fully exercisable options to purchase 5,625 shares.
(13)	Consists of 151,621 shares held directly by directors and management, 5,288,241 shares held by Dolphin and vested, and fully exercisable options to purchase 20,625 shares.

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders [14]	30,000	$3.73	3,647,724
Equity compensation plans not approved by security holders	—	—	—
Total	30,000	$3.73	3,647,724

(14)
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

Certain Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2017 and 2016, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2017, the Company describes two transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence in 2017 and 2016.   As noted above in Item 1, Business, page 7, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These two 2007 transactions between the Company and Hoactzin are described at the following page locations in this Report and in the attached Notes to Consolidated Financial Statements:  (1) the Ten Well Program, see Item 1, Business pages 7; and (2) the net profits agreement at the Methane Project, see Item 1, Business, pages 8 and F-12.

The approximate dollar value of the amount of Hoactzin’s interest in each of these two 2007 transactions during each of the years 2017 and 2016 was as follows: (1) Ten Well Program - $31,000 in 2017; and $25,000 in 2016 (calculated as the total payments attributable to Hoactzin for its program interest); and (2) Net Profits agreement at the Methane Project - $0 in 2017 and 2016 (calculated as the amount of net profits payable to Hoactzin; the project generated no net profits as described in the agreement, and therefore no amount was paid to Hoactzin for net profits, in either 2017 or 2016).

In addition to the two 2007 transactions, Hoactzin owns a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  Hoactzin’s interest in the 6 Well Program was $10,000 in 2017; and $7,000 in 2016 (calculated as the total payments attributable to Hoactzin for its program interest) and is expected to decrease in the future as the wells involved naturally decline in produced volumes.

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

The Company entered into a transition agreement with Hoactzin whereby the Company will no longer perform operations, but will administratively assist Hoactzin in becoming operator of record of these wells and administratively assist Hoactzin in the transfer of the corresponding bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is the operator of record on certain of these wells.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 and 2016 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 and 2016 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017 and 2016.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2017 and 2016.

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

Director Independence

The Rules of the NYSE American (the “NYSE American Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE American Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE American Rule 803(b)(2)(c).   The Board of Directors has determined that the Company’s directors, Matthew K. Behrent, Hughree F. Brooks, and Richard M. Thon, are independent as defined by the NYSE American Rules, and that  Matthew K. Behrent and Richard M. Thon are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  Mr. Brooks did not stand for reelection as a director at the annual meeting of shareholder of the Company held on December 12, 2017 and his term of office as a director ended at the conclusion of the meeting.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE American Rules if:

The Director is, or has been during the last three years, an employee or an officer of the Company or any of its affiliates;

The Director has received, or has an immediate family member15 who has received, during any twelve consecutive months in the last three years any compensation from the Company in excess of $120,000, other than compensation for service on the Board of Directors, compensation to an immediate family member who is an employee of the Company other than an executive officer, compensation received as an interim executive officer or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

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

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

•	The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

•	The Director is an affiliated person[16] of the Company or any of its subsidiaries.

•	The Director participated in the preparation of the Company’s financial statements at any time during the past three years.

The independent members of the Board meet as often as necessary to fulfill their responsibilities, but meet at least annually in executive session without the presence of non-independent directors and management.

(15)
Under these categorical standards “immediate family member” includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, and anyone who resides in such person’s home (other than a domestic employee).

(16)
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

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s independent registered public accounting firm, for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2017 and December 31, 2016.  Hein & Associates LLP (“Hein”) performed these services for the year ended December 31, 2016, and the first three quarters of 2017.  In November 2017, Hein combined with Moss Adams LLP (“Moss Adams”) and Moss Adams was selected by the Audit Committee to continue as the Company’s independent accountants.

AUDIT AND NON-AUDIT FEES

	2017 Moss Adams	2017 Hein	2016 Hein

Audit Fees	$73,500	$37,800	$111,300
Audit-Related Fees	—	—	18,322
Tax Fees	—	—	—
All Other Fees	—	—	—
Total Fees	$73,500	$37,800	$129,622

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

All of the 2017 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Hein and Moss Adams were compatible with maintaining its independence and concluded they were.

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

10.1
Tengasco, Inc. Incentive Stock Plan, as amended March 21, 2016 (Incorporated by reference to Appendix B, beginning page 26 in the registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed February 10, 2016)

10.2
Loan and Security Agreement dated as of June 29, 2006 between Tengasco, Inc. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 29, 2006).

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

10.14*	Amended and Restated Loan Agreement between Tengasco, Inc. and Prosperity Bank, effective March 16, 2017.
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2017
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2018

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

s/ Matthew K. Behrent	Director	March 28, 2018
Matthew K. Behrent

s/ Peter E. Salas	Director	March 28, 2018
Peter E. Salas

s/ Richard M. Thon	Director	March 28, 2018
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 28, 2018
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2017, 2016, and 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Tengasco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tengasco, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado
March 28, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tengasco, Inc.

We have audited the accompanying consolidated balance sheet of Tengasco, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengasco, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
March 30, 2017

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2017	2016
Assets
Current
Cash and cash equivalents	$185	$76
Accounts receivable, less allowance for doubtful accounts of $14	608	490
Accounts receivable-related party, less allowance for doubtful accounts of $159	—	—
Inventory	541	627
Other current assets	164	421
Total current assets	1,498	1,614
Loan fees, net	13	24
Oil and gas properties, net (full cost accounting method)	4,720	5,225
Manufactured Methane facilities, net	1,497	1,559
Other property and equipment, net	135	140
Deferred tax asset	242	—
Total assets	$8,105	$8,562

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$208	$303
Accounts payable – other	159	159
Accrued liabilities	203	274
Current maturities of long-term debt	41	55
Total current liabilities	611	791
Asset retirement obligation	2,270	2,046
Long term debt, less current maturities	49	2,447
Total liabilities	2,930	5,284
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 100,000,000 Shares; 10,619,924 and 6,097,723 shares issued and outstanding	11	6
Additional paid in capital	58,253	55,787
Accumulated deficit	(53,089)	(52,515)
Total stockholders’ equity	5,175	3,278
Total liabilities and stockholders’ equity	$8,105	$8,562

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2017	2016	2015
Revenues
Oil and gas properties	$4,683	$4,113	$5,631
Methane facility	580	559	533
Total revenues	5,263	4,672	6,164
Cost and expenses
Production costs and taxes	3,444	3,064	3,731
Methane facility costs	489	357	493
Depreciation, depletion, and amortization	924	1,139	2,676
General and administrative	1,171	1,405	2,069
Impairment	—	2,805	14,526
Total cost and expenses	6,028	8,770	23,495
Net loss from operations	(765)	(4,098)	(17,331)
Other income (expense)
Net interest expense	(53)	(102)	(80)
Gain on sale of assets	2	1	41
Total other (expense)	(51)	(101)	(39)
Loss from operations before income tax	(816)	(4,199)	(17,370)
Deferred income tax benefit (expense)	242	—	(7,351)
Net loss	$(574)	$(4,199)	$(24,721)
Net loss per share
Basic	$(0.06)	$(0.69)	$(4.06)
Fully diluted	$(0.06)	$(0.69)	$(4.06)
Shares used in computing earnings per share
Basic	10,081,218	6,091,028	6,084,241
Diluted	10,081,218	6,091,028	6,084,241

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	6,084,241	$6	$55,758	$(23,595)	$32,169
Net loss	—	—	—	(24,721)	(24,721)
Compensation expense related to options issued	—	—	12	—	12
Balance, December 31, 2015	6,084,241	$6	$55,770	$(48,316)	$7,460
Net loss	—	—	—	(4,199)	(4,199)
Compensation expense related to options issued	—	—	3	—	3
Compensation expense related to stock issued	12,641	—	14	—	14
True up shares due to reverse stock split	841	—	—	—	—
Balance, December 31, 2016	6,097,723	$6	$55,787	$(52,515)	$3,278
Net loss	—	—	—	(574)	(574)
Compensation expense related to stock issued	23,503	—	14	—	14
Shares issued for rights offering	4,498,698	5	2,452	—	2,457
Balance, December 31, 2017	10,619,924	$11	$58,253	$(53,089)	$5,175

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss from operations	$(574)	$(4,199)	$(24,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	924	1,139	2,676
Amortization of loan fees-interest expenses	20	11	10
Accretion of discount on asset retirement obligation	141	143	126
Impairment	—	2,805	14,526
Gain on sale of vehicles/equipment	(2)	—	(41)
Compensation and services paid in stock / stock options	14	17	12
Deferred income tax expense (benefit)	(242)	—	7,351
Changes in assets and liabilities
Restricted cash	—	—	386
Accounts receivable	(118)	(46)	432
Inventory and other assets	203	(238)	198
Accounts payable	(95)	(482)	(58)
Accrued liabilities	(64)	(89)	(398)
Settlement on asset retirement obligations	(53)	(73)	(17)
Net cash provided by (used in) operating activities	154	(1,012)	482
Investing activities
Additions to oil and gas properties	(169)	(397)	(570)
Sale of oil and gas properties	7	44	—
Additions to Manufactured Methane facilities	—	(47)	—
Additions to other property & equipment	(17)	(5)	(1)
Proceeds from sale of other property & equipment	—	4	30
Net cash used in investing activities	(179)	(401)	(541)
Financing activities
Proceeds from rights offering	2,699	—	—
Issuance cost of rights offering	(102)	—	—
Proceeds from borrowings	400	3,850	4,300
Repayment of borrowings	(2,854)	(2,376)	(4,234)
Loan fees	(9)	(25)	(2)
Net cash provided by financing activities	134	1,449	64
Net change in cash and cash equivalents	109	36	5
Cash and cash equivalents, beginning of period	76	40	35
Cash and cash equivalents, end of period	$185	$76	$40
Supplemental cash flow information:
Cash interest payments	$33	$91	$70
Supplemental non-cash investing and financing activities:
Financed company vehicles	$81	$23	$140
Cost of stock issuance in rights offering	$(140)	$—	$—
Asset retirement obligations incurred	$1	$2	$—
Revisions to asset retirement obligations	$138	$(210)	$112
Capital expenditures included in accounts payable and accrued liabilities	$—	$7	$—

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.  The Company sold all its methane facility assets on January 26, 2018.

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

Revenue Recognition

Revenues are recognized based on actual volumes of oil, natural gas, methane gas, and electricity sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability is reasonably assured.  Crude oil is stored and at the time of delivery to the purchasers, revenues are recognized.  There were no natural gas imbalances at December 31, 2017 or December 31, 2016.  Methane gas and electricity sales meters are located at the Carter Valley landfill site and sales of electricity are recognized each month based on metered volumes.  No methane gas was sold during the years ended December 31, 2017 or December 31, 2016.  Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers.  The Company does not expect this to have a material impact on our consolidated financial statements or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average quarterly per barrel cost for the quarter ended December 31, 2017 and December 31, 2016, which includes production costs and taxes, allocated general and administrative costs, depletion, and allocated interest cost.  The market component is calculated using the average December 2017 and December 2016 oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2017 and December 31, 2016, inventory consisted of the following (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2017	2016
Oil – carried at lower of cost or market	$436	$505
Equipment and materials – carried at market	105	122
Total inventory	$541	$627

During 2016, the Company recorded an $88,000 impairment of its equipment and materials inventory.  This impairment was a result of a 2016 decrease in the estimated sales value for similar equipment.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 and $106,000 in unevaluated properties as of December 31, 2017 and 2016, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Manufactured Methane Facilities

The Manufactured Methane facilities were placed into service in April 2009 and were being depreciated using the straight-line method over the useful life based on the estimated landfill closure date of December 2041.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $14,000 in 2017, $17,000 in 2016, and $12,000 in 2015.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2017 and 2016.  At December 31, 2017 and 2016, accounts receivable consisted of the following (in thousands):

	December 31,
	2017	2016
Revenue	$570	$476
Joint interest	23	21
Other	29	7
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$608	$490

Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The net total deferred tax asset was $242,000 at December 31, 2017 and $0 at 2016.  In 2017, The Company released a portion of the allowance related to the Company’s Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company recorded a full allowance against the deferred tax asset at December 31, 2016 primarily due to cumulative losses incurred during the 3 years ended December 31, 2016.

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

The Company’s primary business activities include oil sales to a limited number of customers in the state of Kansas.  The related trade receivables subject the Company to a concentration of credit risk.  The Company sells a majority of its crude oil primarily to two customers in Kansas.  Although management believes that customers could be replaced in the ordinary course of business, if the present customers were to discontinue business with the Company, it may have a significant adverse effect on the Company’s projected results of operations.

Revenue from the top three purchasers accounted for 75.3%, 13.1%, and 11.0% of total revenues for year ended December 31, 2017.  Revenue from the top three purchasers accounted for 73.9%, 13.1%, and 12.0% of total revenues for year ended December 31, 2016.  Revenue from the top three purchasers accounted for 74.5%, 16.1%, and 8.6% of total revenues for year ended December 31, 2015.  As of December 31, 2017 and 2016, two of the Company’s oil purchasers accounted for 76.2% and 84.1%, respectively of accounts receivable, of which one oil purchaser accounted for 63.2% and 71.0%, respectively.

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

	For the years ended December 31,
	2017	2016	2015
Income (numerator):
Net loss	$(574)	$(4,199)	$(24,721)
Weighted average shares (denominator):
Weighted average shares - basic	10,081,218	6,091,028	6,084,241
Dilution effect of share-based compensation, treasury method	—	—	—
Weighted average shares - dilutive	10,081,218	6,091,028	6,084,241
Loss per share – Basic and Dilutive:
Basic	$(0.06)	$(0.69)	$(4.06)
Dilutive	$(0.06)	$(0.69)	$(4.06)

For the years ended December 31, 2016 and 2015, 114 and 760 shares, respectively, were excluded from dilutive shares as they would have been anti-dilutive.  The 114 and 760 shares excluded from the dilutive share calculation represents shares calculated using the treasury method for options issued to the Company’s directors in which the exercise price was lower than the average market price each quarter.  In addition, options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter was also excluded from diluted shares as they would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2017 and 2016.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2017 and 2016, the Company did not have any open derivatives.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We have implemented ASU 2014-09 as of January 1, 2018 using the modified retrospective approach.  To date, the Company has identified the contracts with each of its customers and the separate performance obligations associated with each of these contracts.  Based on the evaluation performed to date, we have identified similar performance obligations as compared with deliverables and separate units of account previously identified, and we do not expect any change related to the allocation of the transaction price and the timing of our revenue to have a material impact on our consolidated financial statements or results of operations.

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

In March 2016, the FASB issued Update 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company implement this in 2017 with no impact on the Company’s operating results or cash flows.

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

3. Related Party Transactions

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  The net profits interest owned by Hoactzin during 2017 was 7.5% of the net profits as defined by agreement and takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through December 31, 2017 for payment to Hoactzin under the net profits interest.  Since the start of 2014, there have been no methane gas sales or revenues, and consequently no net profits attributable to Hoactzin’s net profits interest.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 and December 31, 2016 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 and December 31, 2016 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to record an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017 and December 31, 2016.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2017 and December 31, 2016.

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2017	2016
Oil and gas properties	$5,704	$5,315
Unevaluated properties	—	106
Accumulated depreciation, depletion and amortization	(984)	(196)
Oil and gas properties, net	$4,720	$5,225

During the years ended December 31, 2017, 2016, and 2015, the Company recorded depletion expense of $796,000, $1.0 million, and $2.5 million, respectively.  In addition, as a result of the ceiling test impairments during 2015 and the first three quarters of 2016, the accumulated depreciation, depletion, and amortization was been netted against the cost to reflect the post impairment value of the oil and gas properties.  As no ceiling test impairment was recorded during the quarter ended December 31, 2016, nor during any of the quarters ended in 2017, these amounts were not netted against cost, but remained in accumulated depreciation, depletion, and amortization at December 31, 2017 and December 31, 2016.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Manufactured Methane Facilities

The following table sets forth information concerning the Manufactured Methane facilities: (in thousands):

	December 31,
	2017	2016
Manufactured Methane facilities, net of impairment	$1,681	$1,681
Accumulated depreciation	(184)	(122)
Manufactured Methane facilities, net	$1,497	$1,559

During each of the years ended December 31, 2017, 2016, and 2015, the Company recorded depreciation expense of $62,000, $62,000, and $60,000, respectively.

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2017: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	318	183	135
Other	5 yrs	63	63	—
Total		$401	$266	$135

Other property and equipment consisted of the following as of December 31, 2016: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	339	199	140
Other	5 yrs	63	63	—
Total		$422	$282	$140

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2017, 2016, and 2015, the Company recorded depreciation expense of $66,000, $69,000, and $77,000, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

	December 31,
	2017	2016
Note payable to a bank, with interest only payment until maturity.	$—	$2,400

Installment notes bearing interest at the rate of 4.16% to 4.6% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	90	102

Future debt payments to unrelated entities as of December 31, 2017 consisted of the following: (in thousands)

	2018	2019	Total
Bank Credit Facility	$—	$—	$—
Company Vehicles	$41	$49	$90
Total	$41	$49	$90

At December 31, 2017, the Company had a revolving credit facility with Prosperity Bank.  This is the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2017, the Company’s borrowing base was $1.25 million.  The borrowing base was increased to approximately $2.0 million with the March 21, 2018 amendment to the credit agreement.  This increase was primarily related to increase in oil prices.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2017, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  The Company was incompliance with all covenants each quarter end during 2017.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2.0 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of March 28, 2018.

The total borrowing by the Company under the facility at December 31, 2017 and December 31, 2016 was $0 and $2.4 million, respectively.  As disclosed in previous Company filings, on February 13, 2017, 4,498,698 common shares were issued to participants of the Company’s rights offering which closed on February 2, 2017.  Of the 4,498,698 common shares issued, 3,293,407 were issued to the Company’s directors, management, and affiliates.  The Company received approximately $2.7 million in proceed from this offering.  The proceeds were used primarily to pay off the Company’s credit facility.  The next borrowing base review will take place in July 2018.

8. Liquidity

The Company incurred a net loss of approximately $574,000 in 2017 and $4.2 million in 2016.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2018, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $2.0 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended December 31, 2017, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through December 31, 2017, the reductions were approximately $395,000.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

The Company was named as a defendant in a breach of contract lawsuit titled Offshore Oilfield Services, Inc. v. Prime 8 Offshore, LLC and Tengasco, Inc., No 201657156 in the 270th District Court of Harris County, Texas (the “Litigation”) filed in October 2016.  The Litigation was dismissed with prejudice to refiling by court order dated October 20, 2017.

The Litigation sought recovery of approximately $188,000 in unpaid material and labor costs (plus plaintiff’s attorney’s fees and interest) for offshore operations contracted by Prime8 to be performed by the plaintiff Offshore Oilfield Services, Inc. (“Offshore Oilfield”) upon several properties owned by Hoactzin Partners, LP (“Hoactzin”) in the Gulf of Mexico under a master services agreement signed between Prime8 and Offshore Oilfield in May 2014 (“MSA”).  Offshore Oilfield alleged breach of the MSA by Prime8 and Tengasco for failure to pay for materials provided or services performed in 2014 and 2015.  Tengasco did not sign the MSA and had no knowledge of it or any other agreement utilized in operation by Hoactzin, Prime8, or any subcontractor on Hoactzin’s Gulf properties.  No allegation was made in the Litigation that Tengasco directed or was involved in the performance of the services rendered or materials provided or failure to pay for same.  Hoactzin, as opposed to Tengasco, directed Prime8 in the conduct of all matters described in the Litigation and either paid or failed to pay any and all charges for services and materials provided at all of Hoactzin’s properties in the Gulf owned and physically operated exclusively by Hoactzin.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2017 and December 31, 2016.

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2016 and 2017 (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Balance December 31, 2015	$2,222

Accretion expense	143
Liabilities incurred	2
Liabilities settled	(86)
Liabilities sold properties	(25)
Revisions in estimated liabilities	(210)
Balance December 31, 2016	$2,046

Accretion expense	141
Liabilities incurred	1
Liabilities settled	(45)
Liabilities sold properties	(11)
Revisions in estimated liabilities	138
Balance December 31, 2017	$2,270

The revisions in estimated liabilities resulted from change in timing of wells to be plugged, change in inflation factor, and change in current plugging costs.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option activity in 2017, 2016, and 2015:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	37,500	$4.70	45,625	$6.10	90,025	$5.70
Granted	—	$—	2,500	$1.20	10,000	$2.40
Exercised	—	$—	—	$—	—	$—
Expired/cancelled	(7,500)	$8.40	(10,625)	$9.88	(54,400)	$4.80
Outstanding, end of year	30,000	$3.73	37,500	$4.70	45,625	$6.10
Exercisable, end of year	30,000	$3.73	37,500	$4.70	45,625	$6.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$6.40	1,875	—	1,875
$6.20	1,875	0.3	1,875
$4.80	1,875	0.5	1,875
$4.10	1,875	0.8	1,875
$4.10	2,500	1.0	2,500
$4.80	2,500	1.2	2,500
$4.40	2,500	1.5	2,500
$4.40	2,500	1.8	2,500
$2.50	2,500	2.0	2,500
$2.30	2,500	2.2	2,500
$2.70	2,500	2.5	2,500
$2.20	2,500	2.8	2,500
$1.20	2,500	3.0	2,500
	30,000		30,000

During 2017, the Company issued no additional options to each of the four non-executive directors.

Compensation expense related to stock options was $3,000 in 2016, and $12,000 in 2015.  This expense is recorded in “General and administrative” in the Consolidated Statements of Operations.  The fair value of stock options used to compute share based compensation is the estimated present value at grant date using the Black Scholes option pricing model with weighted average assumptions for 2016 were an expected volatility of  122.7%; a risk free interest rate of 2.67%; and an expected option life remaining from 0.3 to 4.8 years. The weighted average assumptions for 2015 were an expected volatility of 61.7%; a risk free interest rate of 2.53%; and an expected option life remaining from 0.3 to 4.8 years.

In addition, during 2017, the Company issued 23,503 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options and vested immediately.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO and vested immediately.  The company recorded compensation expense of approximately $14,000 as a result of the stock issuances.  During 2016, the Company issued 12,641 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO.  The company recorded compensation expense of approximately $14,000 as a result of the stock issuances

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Income Taxes

The Company did not have taxable income for the years ended December 31, 2017, 2016, and 2015.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2017	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(278)
State income tax (benefit) expense	(42)
Permanent difference	1
Impact of 2017 Tax Act	5,319
Other	14
Net change in deferred tax asset valuation allowance	(5,256)
Total income tax provision (benefit)	$(242)

Year Ended December 31, 2016	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(1,428)
State income tax (benefit) expense	(216)
Permanent difference	1
Other	—
Net change in deferred tax asset valuation allowance	1,643
Total income tax provision (benefit)	$—

Year Ended December 31, 2015	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(5,906)
State income tax (benefit) expense	(893)
Permanent difference	3
Other	—
Net change in deferred tax asset valuation allowance	14,147
Total income tax provision (benefit)	$7,351

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The total net deferred tax asset was $242,000 at December 31, 2017 and $0 at 2016.  In 2017, the Company released a portion of the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company recorded a full allowance against the deferred tax asset at December 31, 2016 primarily due to cumulative losses incurred during the 3 years ended December 31, 2016. The total valuation allowance at December 31, 2017 was $12.1 million, $16.6 million at December 31, 2016, and $15.0 million at December 31, 2015.  As the Company adopted ASU 2016-09 during the first quarter of 2017, the excess tax benefits associated with certain stock compensation deductions that have not been previously recognized are recorded to retained earnings net of valuation allowance.  The effect on the valuation allowance on this adoption is an increase of $687,000 recorded to retained earnings.

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $30.2 million which will expire between 2019 and 2036 if not utilized.  Our open tax years include all returns filed for 2014 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), makes significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduces the corporate income tax rate to 21%, repeal of the corporate Alternative Minimum tax, partially limits the deductibility of business interest expense and net operating losses, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time.   The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals.  However the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017.  The Company has recorded the following provisional amounts for the effects of the 2017 Tax Act.

Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%.  The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted.  The provisional tax effect of the change in tax rate is a decrease to the deferred tax asset of $5.3 million.  However, as the Company has a full valuation allowance on its net deferred tax asset, the deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance.  Therefore, there was no overall impact to the Financial Statements in 2017 due to this change in rate.

The 2017 Tax Act also repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018.  The Company has approximately $0.3 million in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021.  As such, most of the valuation allowance in place at the end of 2017 related to these credits has been released and a deferred tax asset of $0.2 million is reflected related to the expected benefit in future years.

The Company will continue to evaluate the 2017 Tax Act and adjust the provisional amounts as additional information is obtained.  The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional information becoming available, changes in interpretation of the 2017 Tax Act as well as additional regulatory guidance that may be issued.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2017	2016
Net deferred tax assets – current:
Bad debt	$—	$68
Valuation allowance	—	(68)
Total deferred tax assets – current	$—	$—

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$8,187	$10,339
Oil and gas properties	2,735	4,445
Property, Plant and Equipment	419	646
Asset retirement obligation	616	801
Tax credits	260	260
Miscellaneous	92	78
Valuation allowance	(12,067)	(16,569)
Total deferred tax assets – noncurrent	$242	$—

Net deferred tax asset	$242	$—

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$1,344	$1,318	$1,179	$1,422
Net income (loss) from continuing operations	(213)	(178)	(315)	132
Loss per common share from continuing operations	$(0.03)	$(0.02)	$(0.03)	$0.02

Fiscal Year Ended 2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$932	$1,282	$1,242	$1,216
Net loss from continuing operations	(1,404)	(1,627)	(908)	(260)
Loss per common share from continuing operations	$(0.23)	$(0.27)	$(0.15)	$(0.04)

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Proved oil and gas properties	$5,704	$5,315
Unproved properties	—	106
Total proved and unproved oil and gas properties	$5,704	$5,421
Less accumulated depreciation, depletion and amortization	(984)	(196)
Net oil and gas properties	$4,720	$5,225

As a result of the ceiling test impairments during 2015 and the first three quarters of 2016, the accumulated depreciation, depletion, and amortization was been netted against the cost to reflect the post impairment value of the oil and gas properties.  As no ceiling test impairment was recorded during the quarter ended December 31, 2016, nor during any of the quarters ended in 2017, these amounts were not netted against cost, but remained in accumulated depreciation, depletion, and amortization at December 31, 2017 and December 31, 2016.

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
Property acquisitions proved	$—	$—	$—
Property acquisitions unproved	93	8	90
Exploration cost	69	396	22
Development cost	—	—	252
Total	$162	$404	$364

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues	$4,683	$4,113	$5,631
Production costs and taxes	(3,444)	(3,064)	(3,731)
Depreciation, depletion and amortization	(796)	(1,009)	(2,538)
Impairment	—	(2,805)	(14,526)
Income (loss) from oil and gas producing activities	$443	$(2,765)	$(15,164)

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2015, 2016 and 2017.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2014	1,797	—	1,797
Revisions of previous estimates	(790)	—	(790)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	1	—	1
Production	(131)	—	(131)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2015	877	—	877
Revisions of previous estimates	(36)	—	(36)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	3	—	3
Production	(108)	—	(108)
Sales of reserves in place	(6)	—	(6)
Proved reserves at December 31, 2016	730	—	730
Revisions of previous estimates	195	—	195
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	47	—	47
Production	(102)	—	(102)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2017	870	—	870

Proved developed reserves at:
December 31, 2014	1,438	—	1,438
December 31, 2015	877	—	877
December 31, 2016	730	—	730
December 31, 2017	832	—	832

Proved undeveloped reserves at:
December 31, 2014	359	—	359
December 31, 2015	—	—	—
December 31, 2016	—	—	—
December 31, 2017	38	—	38

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s Proved Undeveloped Reserves at December 31, 2017 included 3 locations, and December 31, 2016 and 2015 included no locations as compared to 27 locations at December 31, 2014.  During 2016 and 2015, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during these years.  During 2017, increases in prices allowed the company to include 3 Proved Undeveloped locations in its December 31, 2017 reserves.

The following table identifies the reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2017			Year Ended 12/31/2016			Year Ended 12/31/2015
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$8,170	—	$8,170	$5,815	—	$5,815	$8,287	—	$8,287
Proved developed producing reserves (PDP)	$7,065	—	$7,065	$5,397	—	$5,397	$7,686	—	$7,686
% of PDP reserves to total proved reserves	87%	—	87%	93%	—	93%	93%	—	93%
Proved developed non- producing reserves	$1,082	—	$1,082	$418	—	$418	$601	—	$601
% of PDNP reserves to total proved reserves	13%	—	13%	7%	—	7%	7%	—	7%
Proved undeveloped reserves (PUD)	$23	—	$23	$—	—	$—	$—	—	$—
% of PUD reserves to total proved reserves	—	—	—	—	—	—	—	—	—

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Future cash inflows	$39,889	$27,253	$38,566
Future production costs and taxes	(23,343)	(16,270)	(23,500)
Future development costs	(1,586)	(553)	(951)
Future income tax expenses	—	—	—
Future net cash flows	14,960	10,430	14,115

Discount at 10% for timing of cash flows	(6,790)	(4,615)	(5,828)
Standardized measure of discounted future net cash flows	$8,170	$5,815	$8,287

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$5,815	$8,287	$34,531
Sales, net of production costs and taxes	(1,239)	(2,037)	(1,901)
Discoveries and extensions, net of costs	123	35	5
Purchase of reserves in place	—	—	—
Sale of reserves in place	—	(10)	—
Net changes in prices and production costs	1,780	(863)	(16,009)
Revisions of quantity estimates	1,611	(412)	(22,431)
Previously estimated development cost incurred during the year	—	—	—
Changes in future development costs	(228)	196	4,890
Changes in timing and other	(164)	(20)	(56)
Accretion of discount	472	639	3,373
Net change in income taxes	—	—	5,885
Balance, end of year	$8,170	$5,815	$8,287

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices, along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2017, 2016, and 2015 were $45.83, and $37.35, and $43.98 per barrel of oil, respectively.  The Company’s proved reserves as of December 31, 2017, 2016 and 2015 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

16. Subsequent Events

On January 2, 2018, 4,569 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,000 to be recorded during the quarter ended March 31, 2018.

On January 26, 2018, the Company closed a sale to Tennessee Renewable Group LLC for all of the Company’s Manufactured Methane physical facilities for $2.65 million.  In the quarter ended March 31, 2018, the Company expects to record a gain on the sale of these assets of approximately $1.1 million.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2.0 million and the maturity date was extended to July 31, 2020.