Form 10-Q
period 2018-03-31
TENGASCO INC
filed 2018-05-15
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,624,493 common shares at May 7, 2018.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets

Current
Cash and cash equivalents	$2,916	$185
Accounts receivable, less allowance for doubtful accounts of $14	550	517
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	656	541
Other current assets	219	134
Discontinued operations included in current assets	—	121
Total current assets	4,341	1,498
Loan fees, net	12	13
Oil and gas properties, net (full cost accounting method)	4,570	4,720
Other property and equipment, net	243	135
Deferred tax asset	242	242
Discontinued operations included in non-current assets	—	1,497
Total assets	$9,408	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$133	$181
Accounts payable – other	159	159
Accrued and other current liabilities	211	187
Current maturities of long-term debt	56	41
Discontinued operations included in current liabilities	32	43
Total current liabilities	591	611
Asset retirement obligation	2,292	2,270
Long term debt, less current maturities	103	49
Total liabilities	2,986	2,930
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 10,624,493 and 10,619,924 shares issued and outstanding	11	11
Additional paid–in capital	58,257	58,253
Accumulated deficit	(51,846)	(53,089)
Total stockholders’ equity	6,422	5,175
Total liabilities and stockholders’ equity	$9,408	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Oil and gas properties	$1,367	$1,209
Total revenues	1,367	1,209
Cost and expenses
Production costs and taxes	730	808
Depreciation, depletion, and amortization	183	221
General and administrative	336	334
Impairment	—	—
Total cost and expenses	1,249	1,363
Net income (loss) from operations	118	(154)
Other expense
Net interest expense	(1)	(16)
Gain on sale of assets	16	—
Total other expenses	15	(16)
Income (loss) from continuing operations before income tax	133	(170)
Deferred income tax benefit	—	—
Net income (loss) from continuing operations	133	(170)
Net income (loss) from discontinued operations	1,110	(43)
Net income (loss)	$1,243	$(213)
Net income (loss) per share - Basic and Fully Diluted
Continuing operations	$0.01	$(0.02)
Discontinued operations	$0.10	$(0.01)
Shares used in computing earnings per share
Basic and fully diluted	10,624,442	8,452,132

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss) from continuing operations	$133	$(170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	183	221
Amortization of loan fees-interest expense	1	4
Accretion on asset retirement obligation	36	36
(Gain) loss on asset sales	(16)	—
Stock based compensation	4	4
Changes in assets and liabilities:
Accounts receivable	(33)	44
Inventory and other assets	(200)	56
Accounts payable	(48)	(63)
Accrued and other current liabilities	18	(50)
Settlement on asset retirement obligation	(7)	(10)
Net cash provided by operating activities - continuing operations	71	72
Net cash provided by (used in) operating activities - discontinued operations	67	(160)
Net cash provided by (used in) operating activities	138	(88)
Investing activities
Additions to oil and gas properties	(32)	(7)
Proceeds from sale of oil and gas properties	3	—
Additions to other property and equipment	(19)	—
Proceeds from sale of other property and equipment	7	—
Net cash used in investing activities - continuing operations	(41)	(7)
Net cash provided by investing activities - discontinued operations	2,650	—
Net cash provided by (used in) investing activities	2,609	(7)
Financing activities
Repayments of borrowings	(116)	(2,815)
Proceeds from borrowings	100	400
Proceeds from stock issuance in rights offering	—	2,699
Costs of stock issuance in rights offering	—	(37)
Net cash provided by (used in) financing activities - continuing operations	(16)	247
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by financing activities	(16)	247
Net change in cash and cash equivalents	2,731	152
Cash and cash equivalents, beginning of period	185	76
Cash and cash equivalents, end of period	$2,916	$228
Supplemental cash flow information:
Cash interest payments	$—	$12
Supplemental non-cash investing and financing activities:
Financed company vehicles	$109	$—
Costs of stock issuance in rights offering	$—	$(140)
Capital expenditures included in accounts payable and accrued liabilities	$6	$—

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million. (See Note 11. Discontinued Operations)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and March 31, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers.  The Company identifies the contracts with each of its customers and the separate performance obligations associated with each of these contracts.  Revenues are recognized when the performance obligations are satisfied and when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

Crude oil is sold on a month-to-month contract at a price based on an index price from the purchaser, net of differentials.  Crude oil that is produced is stored in storage tanks.  The Company will contact the purchaser to pick up the crude the storage tanks.  When the purchaser picks up the crude from the storage tanks, control of the crude transfers to the purchaser, the Company’s contractual obligation is satisfied, and revenues are recognized.  The sales of oil represents the Company’s share of revenues net of royalties and excluding revenue interests owned by others.  When selling oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports revenues on a net basis.  Fees and other deductions incurred prior to transfer of control are recorded as production costs.  Revenues are report net of fees and other deductions incurred after transfer of control.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Electricity from the Company’s methane facility was sold on a long term contract.  There were no specific volumes of electricity that were required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after this date.  Revenues associated with the methane facility are included in Discontinued Operations.  (See Note 11. Discontinued Operations)

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

The following table presents the disaggregated revenue by commodity for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues (in thousands):
Crude oil	$1,357	$1,203
Salt water disposal fees	10	6

Total	$1,367	$1,209

There were no natural gas imbalances at March 31, 2018 or December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended March 31, 2018 and December 31, 2017.  These costs includes production costs and taxes, allocated general and administrative costs, depletion, and allocated interest cost.  The market value component is calculated using the average March 2018 and December 2017 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each period.  At March 31, 2018 and December 31, 2017, inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Oil – carried at cost	$551	$436
Equipment and materials – carried at market	105	105
Total inventory	$656	$541

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of March 31, 2018 and December 31, 2017.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production and within 60 days of sales of produced electricity, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at March 31, 2018 and December 31, 2017.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	March 31, 2018	December 31, 2017
Revenue	$519	$479
Joint interest	23	23
Other	22	29
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$550	$517

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Liquidity

The Company incurred a net loss of approximately $574,000 in 2017.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2018, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $2.0 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The net total deferred tax asset was $242,000 at March 31, 2018 and December 31, 2017.  In 2017, The Company released a portion of the allowance related to the Company’s Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at March 31, 2018 and December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company expects to utilize its net operating losses and reduce its valuation allowance to offset taxable income resulting from the sale of the methane facility assets. There were no recorded unrecognized tax benefits at March 31, 2018.

(4)	Capital Stock

Common Stock

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

The Rights will expire prior to the earlier of March 16, 2020; or a date the Board of Directors determines by resolution in its business judgment that the Agreement is no longer necessary or appropriate; or in certain other specified circumstances.

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

	For the Three Months Ended March 31,
	2018	2017
Income (numerator):
Net income (loss) from continuing operations	$133	$(170)
Net income (loss) from discontinued operations	$1,110	$(43)
Weighted average shares (denominator):
Weighted average shares – basic	10,624,442	8,452,132
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares – dilutive	10,624,442	8,452,132
Income (loss) per share – Basic and Dilutive:
Continuing operations	$0.01	$(0.02)
Discontinued operations	$0.10	$(0.01)

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter were excluded from diluted shares.

(6)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. To date, the Company has identified the contracts with each of its customers and the separate performance obligations associated with each of these contracts.  Based on the evaluation performed to date, we have identified similar performance obligations as compared with deliverables and separate units of account previously identified, and we do not expect any change related to the allocation of the transaction price and the timing of our revenue to have a material impact on our consolidated financial statements or results of operations.  The Company implemented ASU 2014-09 as of January 1, 2018 using the modified retrospective approach with no impact on the Company’s operating results or cash flows.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2016, the FASB issued Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This amendment provides guidance on certain cash flow classification issues, thereby reducing the current and potential future diversity in practice. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company implemented this in 2018 with no impact on the Company’s operating results or cash flows.

(7)	Related Party Transactions

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  The net profits interest owned by Hoactzin during 2018 was 7.5% of the net profits as defined by agreement and takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through the sale of the Methane Project and other related assets in 2018.  The Company sold all of the Methane Project and all its other methane facility assets, except the applicable U.S. patent, on January 26, 2018.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at March 31, 2018 and December 31, 2017 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of March 31, 2018 and December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to record an allowance in the amount of $159,000 for the balances outstanding at March 31, 2018 and December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at March 31, 2018 and December 31, 2017.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(8)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2018	December 31, 2017
Oil and gas properties	$5,733	$5,704
Unevaluated properties	—	—
Accumulated depreciation, depletion, and amortization	(1,163)	(984)
Oil and gas properties	$4,570	$4,720

The Company recorded depletion expense of $172,000 and $204,000 for the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $7,000 gain on asset retirement obligations and a $1,000 gain on asset retirement obligations, respectively.

(9)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2018 (in thousands):

Balance December 31, 2017	$2,270
Accretion expense	36
Liabilities incurred	—
Liabilities settled	(14)
Balance March 31, 2018	$2,292

(10)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Note payable to a financial institution, with interest only payment until maturity	$—	$—
Installment notes bearing interest at the rate of 4.16% to 4.60% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	159	90
Total debt	159	90
Less current maturities	(56)	(41)
Long-term debt, less current maturities	$103	$49

At March 31, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2018, the Company’s borrowing base was $2 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2018, the interest rate on this credit facility was 5.25%.  The Company was in compliance with all covenants during the quarter ended March 31, 2018.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of March 31, 2018.  The next borrowing base review will take place in July 2018.

(11)	Discontinued Operations

The following table sets forth information concerning the Discontinued Operations (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$—	$91
Other current assets	—	30
Discontinued operations included in current assets	$—	$121

Property, plant, and equipment	$—	$1,681
Accumulated depreciation, depletion, and amortization	—	(184)
Discontinued operations included in non-current assets	$—	$1,497

Accounts payable - trade	$32	$27
Accrued and other current liabilities	—	16
Discontinued operations included in current liabilities	$32	$43

	For the Three Months Ended March 31,
	2018	2017

Revenues	$6	$135
Production costs and taxes	(50)	(163)
Depreciation, depletion, and amortization	(4)	(15)
Interest income	1	—
Gain on sale of assets	1,157	—
Deferred income tax benefit	—	—
Net income (loss) from discontinued operations	$1,110	$(43)

The Discontinued Operations are related to the Manufactured Methane facilities.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2018 and December 31, 2017.

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since March 31, 2018, the Company has entered into a drilling commitment in the amount of approximately $45,000.  The work associated with this commitment was completed in April 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended March 31, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2018, the reductions were approximately $421,000.  The Company has not accrued any liabilities associated with these compensation reductions.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Results of Operations and Financial Condition

During the first three months of 2018, 30.6 MBbl gross of oil were sold from the Company’s properties.  Of the 30.6 MBbl sold, 23.7 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first three months of 2018 of 23.7 MBbl of oil compares to net sales of 26.0 MBbl of oil during the first three months of 2017.  The Company’s net revenue from its oil and gas properties was $1.4 million during the first three months of 2018 compared to $1.2 million during the first three months of 2017.  This increase in net revenue was primarily due to a $261,000 increase related to an $11.04 per barrel increase in the average oil price from $46.32 per barrel during the first three months of 2017 to $57.36 per barrel during the first three months of 2018, partially offset by a $107,000 decrease related to the 2.3 MBbl decrease in sales volumes.  The 2.3 MBbl decrease was primarily due to natural declines and timing of crude pickup by the refineries.

Comparison of the Quarters Ended March 31, 2018 and 2017

The Company reported a net income from continuing operations of $133,000 or $0.01 per share of common stock during the first quarter of 2018 compared to a net loss from continuing operations of $170,000 or $0.02 per share of common stock during the first quarter of 2017.  The $303,000 increase in net income was primarily due to a $158,000 increase in revenues, a $78,000 decrease in production cost and taxes, a $38,000 decrease in DD&A, a $16,000 increase in gain on asset sales, and a $15,000 decrease in net interest expense.

The Company recognized $1.4 million in revenues during the first quarter of 2018 compared to $1.2 million during the first quarter of 2017. The $158,000 increase in net revenue was primarily due to a $261,000 increase related to an $11.04 per barrel increase in the average oil price from $46.32 per barrel during the first three months of 2017 to $57.36 per barrel during the first three months of 2018, partially offset by a $107,000 decrease related to the 2.3 MBbl decrease in sales volumes.  The 2.3 MBbl decrease was primarily due to natural declines and timing of crude pickup by the refineries

Production cost and taxes decreased $78,000 from $808,000 during the first quarter of 2017 to $730,000 during the first quarter of 2018.  This decrease was primarily due to a $146,000 change in the oil inventory quarterly adjustment, and a $14,000 decrease in Kansas property taxes, partially offset by a $34,000 increase in well and facility repair costs, a $15,000 increase in chemical costs, and an $11,000 increase in franchise tax costs.

DD&A decreased $38,000 from $221,000 during the first quarter of 2017 to $183,000 during the first quarter of 2018.  This decrease was primarily due to a $18,000 decrease related to a 2.3 MBbl decrease in oil sales volumes, and a $14,000 decrease related to a lower oil depletion rate.

The $16,000 increase in gain on asset sales was related to disposal of certain field vehicle in 2018.  The $15,000 decrease in net interest expense was primarily due to borrowings on the credit facility during the first quarter of 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2018, the Company’s borrowing base was $2 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2018, the interest rate on this credit facility was 5.25%.  The Company was in compliance with all covenants during the quarter ended March 31, 2018.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of March 31, 2018.  The next borrowing base review will take place in July 2018.

The Company incurred a net loss of approximately $574,000 in 2017.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2018, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $2.0 million borrowing base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Net cash provided by operating activities from continuing operations was $71,000 during the first three months of 2018 compared to $72,000 provided by operating activities from continuing operations during the first three months of 2017.  Cash flow used in working capital was $270,000 during the first three months of 2018 compared to $23,000 used in working capital during the first three months of 2017. The $247,000 increase in cash flow used in working capital was primarily due to changes in inventory.  Net cash used in investing activities from continuing operations was $41,000 during the first three months of 2018 compared to $7,000 used in investing activities from continuing operations during the first three months of 2017.  The $34,000 increase in net cash used in investing activities from continuing operations was primarily a result of a $25,000 increase in drilling cost incurred during first three months of 2018 compared to the first three months of 2017, and $19,000 related to acquisition of new field vehicles compared to the first three months of 2016.  Cash flow used in financing activities from during the first three months of 2018 was $16,000 compared to $247,000 provided by financing activities during the first three months of 2017.  During the first three months of 2017, the Company raised $2.7 million in proceeds as a result of a rights offering which closed on February 2, 2017.  The direct costs associated with this rights offering was approximately $177,000, of which $140,000 was incurred during 2016.  The net proceeds from this offering were used primarily to pay off the Company’s credit facility.

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since March 31, 2018, the Company has entered into a drilling commitment in the amount of approximately $45,000.  The work associated with this commitment was completed in April 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended March 31, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions will remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when compensation shall revert to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2018, the reductions were approximately $421,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of March 31, 2018, the Company’s borrowing base was approximately $2 million of which zero had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in July 2018.

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first three months of 2018 ranged from a low of $56.66 per barrel to a high of $58.02 per barrel.

As of March 31, 2018, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At March 31, 2018, the Company had debt outstanding of approximately $159,000, none of which was owed on its credit facility with Prosperity Bank.  As of March 31, 2018, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at March 31, 2018 was 5.25%.  The Company’s remaining debt of $159,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2018.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2018 or December 31, 2017.

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

Changes in Internal Controls

During the three months ended March 31, 2018, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2017 filed on March 28, 2018 which is incorporated by this reference.

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

Dated: May 15, 2018

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer