Form 10-Q
period 2018-06-30
TENGASCO INC
filed 2018-08-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,624,493 common shares at August 6, 2018.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets

Current
Cash and cash equivalents	$3,235	$185
Accounts receivable, less allowance for doubtful accounts of $14	555	517
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	602	541
Other current assets	206	134
Discontinued operations included in current assets	—	121
Total current assets	4,598	1,498
Loan fees, net	11	13
Oil and gas properties, net (full cost accounting method)	4,617	4,720
Other property and equipment, net	250	135
Deferred tax asset	242	242
Discontinued operations included in non-current assets	—	1,497
Total assets	$9,718	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$301	$181
Accounts payable – other	159	159
Accrued and other current liabilities	208	187
Current maturities of long-term debt	61	41
Discontinued operations included in current liabilities	22	43
Total current liabilities	751	611
Asset retirement obligation	2,328	2,270
Long term debt, less current maturities	108	49
Total liabilities	3,187	2,930
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares, 10,624,493 and 10,619,924 shares issued and outstanding	11	11
Additional paid–in capital	58,257	58,253
Accumulated deficit	(51,737)	(53,089)
Total stockholders’ equity	6,531	5,175
Total liabilities and stockholders’ equity	$9,718	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil and gas properties	$1,475	$1,138	$2,843	$2,347
Total revenues	1,475	1,138	2,843	2,347
Cost and expenses
Production costs and taxes	910	880	1,640	1,687
Depreciation, depletion, and amortization	196	226	379	448
General and administrative	272	258	608	592
Total cost and expenses	1,378	1,364	2,627	2,727
Net income (loss) from operations	97	(226)	216	(380)
Other income (expense)
Interest expense	(1)	(4)	(3)	(20)
Gain on sale of assets	3	—	19	—
Total other income (expense)	2	(4)	16	(20)
Net income (loss) from operations before income tax	99	(230)	232	(400)
Deferred income tax benefit	—	—	—	—
Net income (loss) from continuing operations	99	(230)	232	(400)
Net income from discontinued operations	10	52	1,120	9
Net income (loss)	$109	$(178)	$1,352	$(391)
Net income (loss) per share - basic and fully diluted
Continuing operations	$0.01	$(0.02)	$0.02	$(0.04)
Discontinued operations	$0.00	$0.00	$0.11	$0.00
Shares used in computing earnings per share
Basic and fully diluted	10,624,493	10,608,792	10,624,468	9,536,420

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss) from continuing operations	$232	$(400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	379	448
Amortization of loan fees-interest expense	2	7
Accretion on asset retirement obligation	71	71
(Gain) loss on asset sales	(19)	—
Stock based compensation	4	7
Changes in assets and liabilities:
Accounts receivable	(38)	66
Inventory and other assets	(133)	154
Accounts payable	(11)	(91)
Accrued and other current liabilities	(3)	(97)
Settlement on asset retirement obligation	(5)	(21)
Net cash provided by operating activities - continuing operations	479	144
Net cash provided by (used in) operating activities - discontinued operations	67	(123)
Net cash provided by operating activities	546	21
Investing activities
Additions to oil and gas properties	(110)	(140)
Proceeds from sale of oil and gas properties	6	6
Additions to other property and equipment	(26)	—
Proceeds from sale of other property and equipment	8	—
Net cash used in investing activities - continuing operations	(122)	(134)
Net cash provided by investing activities - discontinued operations	2,650	—
Net cash provided by (used in) investing activities	2,528	(134)
Financing activities
Repayments of borrowings	(124)	(2,828)
Proceeds from borrowings	100	400
Proceeds from stock issuance in rights offering	—	2,699
Cost of stock issuance in rights offering	—	(102)
Net cash provided by (used in) financing activities - continuing operations	(24)	169
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(24)	169
Net change in cash and cash equivalents	3,050	56
Cash and cash equivalents, beginning of period	185	76
Cash and cash equivalents, end of period	$3,235	$132
Supplemental cash flow information:
Cash interest payments	$—	$12
Supplemental non-cash investing and financing activities:
Financed company vehicles	$136	$24
Cost of stock issuance in rights offering	$—	$(140)
Asset retirement obligations incurred	$—	$1
Capital expenditures included in accounts payable and accrued liabilities	$155	$—

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and June 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Crude oil is sold on a month-to-month contract at a price based on an index price from the purchaser, net of differentials.  Crude oil that is produced is stored in storage tanks.  The Company will contact the purchaser and request them to pick up the crude oil from the storage tanks.  When the purchaser picks up the crude from the storage tanks, control of the crude transfers to the purchaser, the Company’s contractual obligation is satisfied, and revenues are recognized.  The sales of oil represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others.  When selling oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports revenues on a net basis.  Fees and other deductions incurred prior to transfer of control are recorded as production costs.  Revenues are reported net of fees and other deductions incurred after transfer of control.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Electricity from the Company’s methane facility was sold on a long term contract.  There were no specific volumes of electricity that were required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after this date.  Revenues associated with the methane facility are included in Discontinued Operations.  (See Note 11. Discontinued Operations)

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

The following table presents the disaggregated revenue by commodity for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30 2018	June 30, 2017
Revenues (in thousands):
Crude oil	$1,468	$1,129	$2,825	$2,332
Salt water disposal fees	7	9	18	15

Total	$1,475	$1,138	$2,843	$2,347

There were no natural gas imbalances at June 30, 2018 or December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended June 30, 2018 and December 31, 2017.  These costs includes production costs and taxes, allocated general and administrative costs, depletion, and allocated interest cost.  The market value component is calculated using the average June 2018 and December 2017 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each period.  At June 30, 2018 and December 31, 2017, inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Oil – carried at cost	$497	$436
Equipment and materials – carried at market	105	105
Total inventory	$602	$541

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of June 30, 2018 and December 31, 2017.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

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

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production and within 60 days of sales of produced electricity, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at June 30, 2018 and December 31, 2017.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	June 30, 2018	December 31, 2017
Revenue	$523	$479
Joint interest	20	23
Other	26	29
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$555	$517

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Liquidity

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $30.2 million which expire between 2019 and 2036. The net total deferred tax asset was $242,000 at June 30, 2018 and December 31, 2017.  In 2017, The Company released a portion of the allowance related to the Company’s Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at June 30, 2018 and December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017.  The Company expects to utilize its net operating losses and reduce its valuation allowance to offset taxable income resulting from the sale of the methane facility assets. There were no recorded unrecognized tax benefits at June 30, 2018.

(4)	Capital Stock

Common Stock

There were no common shares issued during the three months ended June 30, 2018.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income (numerator):
Net income (loss) from continuing operations	$99	$(230)	$232	$(400)
Net income from discontinued operations	$10	$52	$1,120	$9
Weighted average shares (denominator):
Weighted average shares – basic	10,624,493	10,608,792	10,624,468	9,536,420
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,624,493	10,608,792	10,624,468	9,536,420
Income (loss) per share – Basic and Dilutive:
Continuing operations	$0.01	$(0.02)	$0.02	$(0.04)
Discontinued operations	$0.00	$0.00	$0.11	$0.00

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company entered into a transition agreement with Hoactzin whereby the Company no longer performs operations, but administratively assists Hoactzin in becoming operator of record of these wells and transferring all bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company is the listed operator of record on an expired lease owned by Hoactzin where a production platform remains located.  The Company performs no operations on any property in the Gulf including that expired lease and platform, but regulations do not allow removal of the last listed operator on any expired lease.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at June 30, 2018 and December 31, 2017 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of June 30, 2018 and December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to record an allowance in the amount of $159,000 for the balances outstanding at June 30, 2018 and December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at June 30, 2018 and December 31, 2017.

(8)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2018	December 31, 2017
Oil and gas properties	$5,957	$5,704
Unevaluated properties	—	—
Accumulated depreciation, depletion and amortization	(1,340)	(984)
Oil and gas properties, net	$4,617	$4,720

The Company recorded depletion expense of $348,000 and $414,000 for the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018 and 2017, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $8,000 gain on asset retirement obligations and a $2,000 gain on asset retirement obligations, respectively.

(9)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2018 (in thousands):

Balance December 31, 2017	$2,270
Accretion expense	71
Liabilities incurred	—
Liabilities settled	(13)
Balance June 30, 2018	$2,328

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(10)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Note payable to a financial institution, with interest only payment until maturity.	$—	$—
Installment notes bearing interest at the rate of 4.16% to 4.60% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	169	90
Total long-term debt	169	90
Less current maturities	(61)	(41)
Long-term debt, less current maturities	$108	$49

At June 30, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2018, the Company’s borrowing base was $2 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2018, the interest rate on this credit facility was 5.50%.  The Company was in compliance with all covenants during the quarter ended June 30, 2018.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of June 30, 2018.  The next borrowing base review will take place in August 2018.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(11)	Discontinued Operations

The following table sets forth information concerning the Discontinued Operations (in thousands):

	June 30, 2018	December 31, 2017

Accounts receivable	$—	$91
Other current assets	—	30
Discontinued operations included in current assets	$—	$121

Property, plant, and equipment	$—	$1,681
Accumulated depreciation, depletion, and amortization	—	(184)
Discontinued operations included in non-current assets	$—	$1,497

Accounts payable - trade	$—	$27
Accrued and other current liabilities	22	16
Discontinued operations included in current liabilities	$22	$43

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$180	$6	$315
Production costs and taxes	10	(112)	(40)	(275)
Depreciation, depletion, and amortization	—	(16)	(4)	(31)
Interest income	—	—	1	—
Gain on sale of assets	—	—	1,157	—
Deferred income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	$10	$52	$1,120	$9

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

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the civil penalty without reduction.  The Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty and statutory interest thereon from funds borrowed under its credit facility.  In the fourth quarter of 2015, the Company received a return of the cash collateral previously provided to RLI Insurance Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since June 30, 2018, the Company has entered into a drilling commitment in the amount of approximately $280,000.  The work associated with this commitment is anticipated to start in August 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended March 31, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2018, the reductions were approximately $451,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Results of Operations and Financial Condition

During the first six months of 2018, 61.6 MBbl gross of oil were sold from the Company’s properties.  Of the 61.6 MBbl sold, 47.4 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first six months of 2018 of 47.4 MBbl of oil compares to net sales of 52.3 MBbl of oil during the first six months of 2017.  The Company’s net revenue from its oil and gas properties was $2.8 million during the first six months of 2018 compared to $2.3 million during the first six months of 2017.  This increase in net revenue was primarily due to a $714,000 increase related to an $15.06 per barrel increase in the average oil price from $44.55 per barrel during the first six months of 2017 to $59.61 per barrel during the first six months of 2018, partially offset by a $220,000 decrease related to the 4.9 MBbl decrease in sales volumes.  The 4.9 MBbl decrease was primarily due to natural declines on the Albers, Coddington, Howard A, McElhany A, Riffe, and Veverka B, C, and D leases.

Comparison of the Quarters Ended June 30, 2018 and 2017

The Company reported a net income from continuing operations of $99,000 or $0.01 per share of common stock during the second quarter of 2018 compared to a net loss from continuing operations of $230,000 or $0.02 per share of common stock during the second quarter of 2017.  The $329,000 increase in net income was primarily due to a $337,000 increase in revenues, and a $30,000 decrease in DD&A, partially offset by a $30,000 increase in production cost and taxes, and a $14,000 increase in general and administrative expense.

The Company recognized $1.5 million in revenues during the second quarter of 2018 compared to $1.1 million during the second quarter of 2017. The $337,000 increase in net revenue was primarily due to a $452,000 increase related to a $19.04 per barrel increase in the average oil price from $42.82 per barrel during the second quarter of 2017 to $61.86 per barrel during the second quarter of 2018, partially offset by a $113,000 decrease related to the 2.6 MBbl decrease in sales volumes.  The 2.6 MBbl decrease was primarily due to natural declines and timing of crude pickup by the refineries.

Production cost and taxes increased $30,000 from $880,000 during the second quarter of 2017 to $910,000 during the second quarter of 2018.  This increase was primarily related to a $38,000 increase in well and equipment repair costs, and a $31,000 increase in franchise tax costs, partially offset by a $33,000 decrease due to a change in the quarterly oil inventory adjustment.

DD&A decreased $30,000 from $226,000 during the second quarter of 2017 to $196,000 during the second quarter of 2018.  This decrease was primarily due to a $15,000 decrease related to a 2.6 MBbl decrease in oil sales volumes, and a $12,000 decrease related to a lower oil depletion rate.

General and administrative costs increased $14,000 from $258,000 during the second quarter of 2017 to $272,000 during the second quarter of 2018.  This increase was primarily related to an increase in legal and accounting costs.

Comparison of the Six Months Ended June 30, 2018 and 2017

The Company reported a net income from continuing operations of $232,000 or $0.02 per share of common stock during the first six months of 2018 compared to a net loss from continuing operations of $400,000 or $0.04 per share of common stock during the first six months of 2017.  The $632,000 increase in net income was primarily due to a $496,000 increase in revenues, a $69,000 decrease in DD&A, a $47,000 decrease in production cost and taxes, a $19,000 increase on gain from asset sales, a $17,000 decrease in interest expense, partially offset by a $16,000 increase in general and administrative costs.

The Company recognized $2.8 million in revenues during the first six months of 2018 compared to $2.3 million during the first six months of 2017. The revenue increase from 2017 levels was primarily due to a $714,000 increase related to a $15.06 per barrel increase in the average oil price from an average price of $44.55 per barrel during the first six months of 2017 compared to an average price of $59.61 per barrel during the first six months of 2018, partially offset by a $220,000 decrease related to 4.9 MBbl decrease in sales volumes, primarily due to natural declines on the Albers, Coddington, Howard A, McElhany A, Riffe, and Veverka B, C, and D leases.

Production costs and taxes decreased $47,000 from $1.7 million during the first six months of 2017 to $1.6 million during the first six months of 2018.  This decrease was primarily due to a $178,000 change in the oil inventory adjustment, partially offset by a $71,000 increase in well and equipment repair costs, and a $42,000 increase in franchise tax costs.

DD&A decreased $69,000 from $448,000 during the first six months of 2017 to $379,000 during the first six months of 2018.  This decrease was primarily due to a $39,000 decrease related to a 4.9 MBbl decrease in oil sales volumes, and a $26,000 decrease related to a lower oil depletion rate.

General and administrative costs increased $16,000 from $592,000 during the first six months of 2017 to $608,000 during the first six months of 2018.  This increase was primarily due to an increase in legal and accounting cost.

Liquidity and Capital Resources

At June 30, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2018, the Company’s borrowing base was $2 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2018, the interest rate on this credit facility was 5.50%.  The Company was in compliance with all covenants during the quarter ended June 30, 2018.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of June 30, 2018.  The next borrowing base review will take place in August 2018.

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

Net cash provided by operating activities from continuing operations was $479,000 during the first six months of 2018 compared to $144,000 provided by operating activities from continuing operations during the first six months of 2017.  Cash flow used in working capital was $185,000 during the first six months of 2018 compared to $32,000 provided by working capital during the first six months of 2017. The $217,000 increase in cash flow used in working capital was primarily due to changes in inventory and changes in accounts receivable, partially offset by changes in accounts payable and accrued liabilities.  Net cash used in investing activities from continuing operations was $122,000 during the first six months of 2018 compared to $134,000 used in investing activities from continuing operations during the first six months of 2017.  Cash flow used in financing activities from continuing operations during the first six months of 2018 was $24,000 compared to $169,000 provided by financing activities during the first six months of 2017.  During the first six months of 2017, the Company raised approximately $2.7 million in proceeds as a result of a rights offering which closed on February 2, 2017.  The direct costs associated with this rights offering was approximately $242,000, of which $140,000 was incurred during 2016.  The net proceeds from this offering were used primarily to pay off the Company’s credit facility.

Critical Accounting Policies

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers.

Commitments and Contingencies

The Company as designated operator of the Hoactzin properties was administratively issued an “Incident of Non-Compliance” by the Bureau of Safety and Environmental Enforcement (“BSEE”) during the quarter ended September 30, 2012 concerning one of Hoactzin’s operated properties.  This action called for payment of a civil penalty of $386,000 for failure to provide, upon request, documentation to the BSEE evidencing that certain safety inspections and tests had been conducted in 2011.  On July 14, 2015, the federal district court in the Eastern District of Louisiana affirmed the civil penalty without reduction.  The Company did not further appeal.  In the third quarter of 2015, the Company paid the civil penalty and statutory interest thereon from funds borrowed under its credit facility.  In the fourth quarter of 2015, the Company received a return of the cash collateral previously provided to RLI Insurance Company.  The Company has not advanced any funds to pay any obligations of Hoactzin and no borrowing capability of the Company has been used in connection with its obligations under the Management Agreement, except for those funds used to pay the civil penalty and interest thereon.

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since June 30, 2018, the Company has entered into a drilling commitment in the amount of approximately $280,000.  The work associated with this commitment is anticipated to start in August 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing through the quarter ended March 31, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2018, the reductions were approximately $451,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of June 30, 2018, the Company’s borrowing base was approximately $2 million of which zero had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in August 2018.

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first six months of 2018 ranged from a low of $56.66 per barrel to a high of $64.04 per barrel.

As of June 30, 2018, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At June 30, 2018, the Company had debt outstanding of approximately $169,000, none of which was owed on its credit facility with Prosperity Bank.  As of June 30, 2018, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at June 30, 2018 was 5.50%.  The Company’s remaining debt of $169,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2018.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2018 or December 31, 2017.

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

Changes in Internal Controls

During the six months ended June 30, 2018, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Dated:  August 14, 2018

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer