Form 10-Q
period 2018-09-30
TENGASCO INC
filed 2018-11-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File No. 1-15555

Tengasco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0267438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 E. Maplewood Ave, Suite 130, Greenwood Village, CO 80111
(Address of principal executive offices)

720-420-4460
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,639,290 common shares at November 5, 2018.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets

Current
Cash and cash equivalents	$3,402	$185
Accounts receivable, less allowance for doubtful accounts of $14	695	517
Accounts receivable – related party, less allowance for doubtful accounts of $159	—	—
Inventory	646	541
Other current assets	173	134
Discontinued operations included in current assets	—	121
Total current assets	4,916	1,498
Loan fees, net	10	13
Oil and gas properties, net (full cost accounting method)	4,839	4,720
Other property and equipment, net	212	135
Accounts receivable - noncurrent	121	242
Discontinued operations included in non-current assets	—	1,497
Total assets	$10,098	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$361	$181
Accounts payable – other	159	159
Accrued and other current liabilities	250	187
Current maturities of long-term debt	60	41
Discontinued operations included in current liabilities	—	43
Total current liabilities	830	611
Asset retirement obligation	2,363	2,270
Long term debt, less current maturities	76	49
Total liabilities	3,269	2,930
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares, 10,624,493 and 10,619,924 shares issued and outstanding	11	11
Additional paid–in capital	58,257	58,253
Accumulated deficit	(51,439)	(53,089)
Total stockholders’ equity	6,829	5,175
Total liabilities and stockholders’ equity	$10,098	$8,105

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Oil and gas properties	$1,654	$1,035	$4,497	$3,383
Total revenues	1,654	1,035	4,497	3,383
Cost and expenses
Production costs and taxes	862	907	2,502	2,595
Depreciation, depletion, and amortization	219	210	599	658
General and administrative	288	268	896	860
Total cost and expenses	1,369	1,385	3,997	4,113
Net income (loss) from operations	285	(350)	500	(730)
Other income (expense)
Interest expense	(1)	(16)	(4)	(36)
Gain on sale of assets	14	5	34	5
Total other income (expense)	13	(11)	30	(31)
Net income (loss) from operations before income tax	298	(361)	530	(761)
Deferred income tax benefit	—	—	—	—
Net income (loss) from continuing operations	298	(361)	530	(761)
Net income from discontinued operations	—	46	1,120	55
Net income (loss)	$298	$(315)	$1,650	$(706)
Net income (loss) per share - basic and fully diluted
Continuing operations	$0.03	$(0.03)	$0.05	$(0.08)
Discontinued operations	$0.00	$0.00	$0.11	$0.01
Shares used in computing earnings per share
Basic and fully diluted	10,624,493	10,614,402	10,624,476	9,899,696

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss) from continuing operations	$530	$(761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	599	658
Amortization of loan fees-interest expense	3	11
Accretion on asset retirement obligation	106	107
(Gain) loss on asset sales	(34)	(5)
Stock based compensation	4	11
Changes in assets and liabilities:
Accounts receivable	(57)	90
Inventory and other assets	(144)	110
Accounts payable	(14)	(122)
Accrued and other current liabilities	30	113
Settlement on asset retirement obligation	(5)	(21)
Net cash provided by operating activities - continuing operations	1,018	191
Net cash provided by (used in) operating activities - discontinued operations	45	23
Net cash provided by operating activities	1,063	214
Investing activities
Additions to oil and gas properties	(453)	(147)
Proceeds from sale of oil and gas properties	7	6
Additions to other property and equipment	(28)	(12)
Proceeds from sale of other property and equipment	8	—
Net cash used in investing activities - continuing operations	(466)	(153)
Net cash provided by investing activities - discontinued operations	2,650	—
Net cash provided by (used in) investing activities	2,184	(153)
Financing activities
Repayments of borrowings	(130)	(2,844)
Proceeds from borrowings	100	400
Proceeds from stock issuance in rights offering	—	2,699
Cost of stock issuance in rights offering	—	(102)
Net cash provided by (used in) financing activities - continuing operations	(30)	153
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(30)	153
Net change in cash and cash equivalents	3,217	214
Cash and cash equivalents, beginning of period	185	76
Cash and cash equivalents, end of period	$3,402	$290
Supplemental cash flow information:
Cash interest payments	$—	$25
Supplemental non-cash investing and financing activities:
Financed company vehicles, net of trade-ins	$76	$27
Cost of stock issuance in rights offering	$—	$(140)
Asset retirement obligations incurred	$—	$1
Capital expenditures included in accounts payable and accrued liabilities	$227	$—

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and September 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Electricity from the Company’s methane facility was sold on a long term contract.  There were no specific volumes of electricity that were required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after that date.  Revenues associated with the methane facility are included in Discontinued Operations.  (See Note 11. Discontinued Operations)

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

The following table presents the disaggregated revenue by commodity for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues (in thousands):
Crude oil	$1,647	$1,028	$4,472	$3,360
Salt water disposal fees	7	7	25	23

Total	$1,654	$1,035	$4,497	$3,383

There were no natural gas imbalances at September 30, 2018 or December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended September 30, 2018 and December 31, 2017.  These costs includes production costs and taxes, allocated general and administrative costs, depletion, and allocated interest cost.  The market value component is calculated using the average September 2018 and December 2017 oil sales prices received from the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each period.  At September 30, 2018 and December 31, 2017, inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Oil – carried at cost	$541	$436
Equipment and materials – carried at market	105	105
Total inventory	$646	$541

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of September 30, 2018 and December 31, 2017.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the nine months ended September 30, 2018 and 2017.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production and within 60 days of sales of produced electricity, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at September 30, 2018 and December 31, 2017.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	September 30, 2018	December 31, 2017
Revenue	$510	$479
Tax	121	—
Joint interest	54	23
Other	24	29
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$695	$517

At September 30, 2018 and December 31, 2017, the Company recorded a tax related non-current receivable in the amounts of $121,000 and $242,000, respectively.  At September 30, 2018, based upon its expected recovery, the Company reclassified $121,000 of this tax related non-current receivable as a current receivable.  (See Note 3. Income Taxes)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Liquidity

The Company incurred a net loss of approximately $574,000 in 2017.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2018, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a borrowing base of $3 million, subject to a credit limit based on current covenants of approximately $2.74 million, with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has computed an estimated annual effective tax rate for the current reporting year of 0% based upon the year-to-date and forecasted book income and cumulative loss position for the three year period ended December 31, 2018.  Accordingly, the Company has recorded no provision or benefit for income taxes for the current reporting period.

At December 31, 2017, federal net operating loss carryforwards amounted to approximately $34.8 million which expire between 2019 and 2036. In 2017, the Company released a portion of the valuation allowance related to the Company’s Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The net total deferred tax asset of $242,000 was recorded as a non-current receivable at December 31, 2017.  At September 30, 2018, based upon its expected recovery, the Company reclassified $121,000 of this tax related non-current receivable as a current receivable.  The Company recorded a valuation allowance on the remaining deferred tax assets at September 30, 2018 and December 31, 2017 as such amounts were not considered to be more-likely-than-not realizable due to cumulative losses incurred during the preceding 3 year period.  There were no recorded unrecognized tax benefits at September 30, 2018.

(4)	Capital Stock

Common Stock

There were no common shares issued during the three months ended September 30, 2018.

On October 1, 2018, 14,797 common shares were issued in the aggregate to the Company’s four directors and CFO and interim CEO.

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

The purpose of the Rights Agreement is to reduce the risk that the Company’s ability to use its net operating losses to reduce potential future federal income tax obligations would be limited if the Company’s experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code. A company generally experiences an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by discouraging any person or group from becoming a 4.95% shareholder and also discouraging any existing 4.95% (or more) shareholder from acquiring additional shares of the Company’s stock.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (numerator):
Net income (loss) from continuing operations	$298	$(361)	$530	$(761)
Net income from discontinued operations	$—	$46	$1,120	$55
Weighted average shares (denominator):
Weighted average shares – basic	10,624,493	10,614,402	10,624,476	9,899,696
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,624,493	10,614,402	10,624,476	9,899,696
Income (loss) per share – Basic and Dilutive:
Continuing operations	$0.03	$(0.03)	$0.05	$(0.08)
Discontinued operations	$0.00	$0.00	$0.11	$0.01

Options issued to the Company’s directors in which the exercise prices were higher than the average market price each quarter were excluded from diluted shares.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed in late 2009 and early 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at September 30, 2018 and December 31, 2017 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of September 30, 2018 and December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  The outstanding balance of $159,000 should not increase in the future.  However, Hoactzin has not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to record an allowance in the amount of $159,000 for the balances outstanding at September 30, 2018 and December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at September 30, 2018 and December 31, 2017.

(8)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2018	December 31, 2017
Oil and gas properties	$6,377	$5,704
Unevaluated properties	—	—
Accumulated depreciation, depletion and amortization	(1,538)	(984)
Oil and gas properties, net	$4,839	$4,720

The Company recorded depletion expense of $546,000 and $608,000 for the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018 and 2017, the Company also recorded in “Accumulated depreciation, depletion, and amortization” an $8,000 gain on asset retirement obligations and a $2,000 gain on asset retirement obligations, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(9)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the nine months ended September 30, 2018 (in thousands):

Balance December 31, 2017	$2,270
Accretion expense	106
Liabilities incurred	—
Liabilities settled	(13)
Balance September 30, 2018	$2,363

(10)	Long-Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Note payable to a financial institution, with interest only payment until maturity.	$—	$—
Installment notes bearing interest at the rate of 4.16% to 4.60% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $5	136	90
Total long-term debt	136	90
Less current maturities	(60)	(41)
Long-term debt, less current maturities	$76	$49

At September 30, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of September 30, 2018, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At September 30, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At September 30, 2018, the interest rate on this credit facility was 5.75%.  The Company was in compliance with all covenants during the quarter ended September 30, 2018.

On August 24, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of September 30, 2018.  The next borrowing base review will take place in March 2019.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s review of the Company’s owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remained subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(11)	Discontinued Operations

The following table sets forth information concerning the Discontinued Operations (in thousands):

	September 30, 2018	December 31, 2017

Accounts receivable	$—	$91
Other current assets	—	30
Discontinued operations included in current assets	$—	$121

Property, plant, and equipment	$—	$1,681
Accumulated depreciation, depletion, and amortization	—	(184)
Discontinued operations included in non-current assets	$—	$1,497

Accounts payable - trade	$—	$27
Accrued and other current liabilities	—	16
Discontinued operations included in current liabilities	$—	$43

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$—	$144	$6	$458
Production costs and taxes	—	(82)	(40)	(356)
Depreciation, depletion, and amortization	—	(16)	(4)	(47)
Interest income	—	—	1	—
Gain on sale of assets	—	—	1,157	—
Deferred income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	$—	$46	$1,120	$55

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of September 30, 2018 and December 31, 2017.

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

During the second quarter of 2015, the Company received from Hoactzin a copy of a preliminary internal analysis prepared by Hoactzin setting out certain issues that Hoactzin may consider to form the basis of operational and other claims against the Company primarily under the Management Agreement.  This preliminary analysis raised issues other than the “Incident of Non-Compliance” discussed above.  The Company is discussing this preliminary analysis, as well as the civil penalty discussed above, with Hoactzin in an effort to determine whether there is possibility of a reasonable resolution of some or all of these matters on a negotiated basis.

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since September 30, 2018, the Company has entered into a drilling and seismic commitments in the amount of approximately $131,000.  In addition, in the second quarter of 2018, the Company also entered into a seismic commitment in the amount of approximately $32,000.  Work associated with these commitments started in October 2018.  Finally, the Company started drilling a well in August 2018, however, at September 30, 2018 the well was still in the process of being completed.  The completion of this well occurred in October 2018 with a cost of approximately $69,000 being incurred after September 30, 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through September 30, 2018, the reductions were approximately $445,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Results of Operations and Financial Condition

During the first nine months of 2018, 94.4 MBbl gross of oil were sold from the Company’s properties.  Of the 94.4 MBbl sold, 73.0 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first nine months of 2018 of 73.0 MBbl of oil compares to net sales of 76.5 MBbl of oil during the first nine months of 2017.  The Company’s net revenue from its oil and gas properties was $4.5 million during the first nine months of 2018 compared to $3.4 million during the first nine months of 2017.  This increase in net revenue was primarily due to a $1.3 million increase related to an $17.35 per barrel increase in the average oil price from $43.92 per barrel during the first nine months of 2017 to $61.27 per barrel during the first nine months of 2018, partially offset by a $154,000 decrease related to the 3.5 MBbl decrease in sales volumes.  The 3.5 MBbl decrease was primarily due to natural declines on the Albers, Albers B, Coddington, Veverka B, and C leases, partially offset by increased production on the Veverka D lease as a result of a polymer performed in the 2nd quarter 2018, and by increased production on the Nutsch-Buss well as a result of work performed at the end of 2017.

Comparison of the Quarters Ended September 30, 2018 and 2017

The Company reported a net income from continuing operations of $298,000 or $0.03 per share of common stock during the third quarter of 2018 compared to a net loss from continuing operations of $(361,000) or $(0.03) per share of common stock during the third quarter of 2017.  The $659,000 increase in net income was primarily due to a $619,000 increase in revenues, a $45,000 decrease in production cost and taxes, and a $15,000 decrease in interest expense, partially offset by a $20,000 increase in general and administrative expense.

The Company recognized $1.65 million in revenues during the third quarter of 2018 compared to $1.04 million during the third quarter of 2017. The $619,000 increase in net revenue was primarily due to a $558,000 increase related to a $21.80 per barrel increase in the average oil price from $42.54 per barrel during the third quarter of 2017 to $64.34 per barrel during the third quarter of 2018, and a $61,000 increase related to the 1.4 MBbl increase in sales volumes.  The 1.4 MBbl increase was primarily due to increased production on the Veverka D lease as a result of a polymer performed in the 2nd quarter 2018, partially offset by natural declines and timing of crude pickup by the refineries.

Production cost and taxes decreased $45,000 from $907,000 during the third quarter of 2017 to $862,000 during the third quarter of 2018.  This decrease was primarily due to an $118,000 decrease related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017, a $32,000 decrease in accrued Delaware franchise taxes, partially offset by a $54,000 increase related to change in the oil inventory quarterly adjustments, $22,000 increase in chemical costs, and a $20,000 increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices.

General and administrative costs increased $20,000 from $268,000 during the third quarter of 2017 to $288,000 during the third quarter of 2018.  This increase was primarily related to an increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices.

Interest expense decreased $15,000 from $16,000 during the third quarter of 2017 to $1,000 during the third quarter of 2018.  This decrease was primarily related to recording interest in the third quarter of 2017 related to the amendment of the 2016 Delaware franchise taxes.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The Company reported a net income from continuing operations of $530,000 or $0.05 per share of common stock during the first nine months of 2018 compared to a net loss from continuing operations of $(761,000) or $(0.08) per share of common stock during the first nine months of 2017.  The $1.3 million increase in net income was primarily due to a $1.1 million increase in revenues, a $93,000 decrease in production cost and taxes, a $59,000 decrease in DD&A, a $32,000 decrease in interest expense, and a $29,000 increase on gain from asset sales, partially offset by a $36,000 increase in general and administrative costs.

The Company recognized $4.5 million in revenues during the first nine months of 2018 compared to $3.4 million during the first nine months of 2017. The revenue increase from 2017 levels primarily due to a $1.3 million increase related to a $17.35 per barrel increase in the average oil price from $43.92 per barrel during the first nine months of 2017 to $61.27 per barrel during the first nine months of 2018, partially offset by a $154,000 decrease related to the 3.5 MBbl decrease in sales volumes.  The 3.5 MBbl decrease was primarily due to natural declines on the Albers, Albers B, Coddington, Veverka B, and C leases, partially offset by increased production on the Veverka D lease as a result of a polymer performed in the 2nd quarter 2018, and by increased production on the Nutsch-Buss well as a result of work performed at the end of 2017.

Production costs and taxes decreased $93,000 from $2.6 million during the first nine months of 2017 to $2.5 million during the first nine months of 2018.  This decrease was primarily due to a $124,000 change in the oil inventory adjustment, a $118,000 decrease related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017, partially offset by a $50,000 increase in well and equipment repair costs, a $42,000 increase in chemical costs, and a $37,000 increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices.

DD&A decreased $59,000 from $658,000 during the first nine months of 2017 to $599,000 during the first nine months of 2018.  This decrease was primarily due to a $34,000 decrease related to a lower oil depletion rate, and a $28,000 decrease related to a 3.5 MBbl decrease in oil sales volumes.

General and administrative costs increased $36,000 from $860,000 during the first nine months of 2017 to $896,000 during the first nine months of 2018.  This increase was primarily due to an increase in legal and accounting cost, and an increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices.

Interest expense decreased $32,000 from $36,000 during the first nine months of 2017 to $4,000 during the first nine months of 2018.  This decrease was primarily related to recording interest in the third quarter 2017 related to the amendment of the 2016 Delaware franchise taxes, and a reduction of interest on the Company’s credit facility.

Gain on sale of assets increased $29,000 from $5,000 during the first nine months of 2017 to $34,000 during the first nine months of 2018.  This increase was primarily related to gains on disposal of field vehicles recorded during 2018.

Liquidity and Capital Resources

At September 30, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of September 30, 2018, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At September 30, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At September 30, 2018, the interest rate on this credit facility was 5.75%.  The Company was in compliance with all covenants during the quarter ended September 30, 2018.

On August 24, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of September 30, 2018.  The next borrowing base review will take place in March 2019.

On March 21, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s review of the Company’s owned producing properties was amended to increase the borrowing base to $2 million and the maturity date was extended to July 31, 2020.  The borrowing base remained subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of September 30, 2018.  The next borrowing base review will take place in March 2019.

The Company incurred a net loss of approximately $574,000 in 2017.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2018, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has a $3.0 million borrowing base with no funds currently drawn. This borrowing base in subject to a credit limit of approximately $2.74 million.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Net cash provided by operating activities from continuing operations was $1.0 million during the first nine months of 2018 compared to $191,000 provided by operating activities from continuing operations during the first nine months of 2017.  Cash flow used in working capital was $190,000 during the first nine months of 2018 compared to $170,000 provided by working capital during the first nine months of 2017. The $360,000 increase in cash flow used in working capital was primarily due to changes in inventory, changes in accrued liabilities, and changes in accounts receivable, partially offset by changes in accounts payable.  The $827,000 increase in cash provided by operating activities was primarily due to a $1.1 million increase in revenues, partially offset by the $360,000 increase in cash flow used in working capital.  Net cash used in investing activities from continuing operations was $466,000 during the first nine months of 2018 compared to $153,000 used in investing activities from continuing operations during the first nine months of 2017.  This increase in cash flow used in investing activities was primarily due to drilling and polymers performed in 2018.  Cash flow used in financing activities from continuing operations during the first nine months of 2018 was $30,000 compared to $153,000 provided by financing activities during the first nine months of 2017.  During the first nine months of 2017, the Company raised approximately $2.7 million in proceeds as a result of a rights offering which closed on February 2, 2017.  The direct costs associated with this rights offering were approximately $242,000, of which $140,000 were incurred during 2016.  The net proceeds from this offering were used primarily to pay off the Company’s credit facility.

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

During the second quarter of 2015, the Company received from Hoactzin a copy of a preliminary internal analysis prepared by Hoactzin setting out certain issues that Hoactzin may consider to form the basis of operational and other claims against the Company primarily under the Management Agreement. This preliminary analysis raised issues other than the “Incident of Non-Compliance” discussed above. The Company is discussing this preliminary analysis, as well as the civil penalty discussed above, with Hoactzin in an effort to determine whether there is possibility of a reasonable resolution of some or all of these matters on a negotiated basis.

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since September 30, 2018, the Company has entered into a drilling and seismic commitments in the amount of approximately $131,000.  In addition, in the second quarter of 2018, the Company also entered into a seismic commitment in the amount of approximately $32,000.  Work associated with these commitments started in October 2018.  Finally, the Company started drilling a well in August 2018, however, at September 30, 2018 the well was still in the process of being completed.  The completion of this well occurred in October 2018 with a cost of approximately $69,000 being incurred after September 30, 2018.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through September 30, 2018, the reductions were approximately $445,000.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of September 30, 2018, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million, of which zero had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in March 2019.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first nine months of 2018 ranged from a low of $56.66 per barrel to a high of $65.70 per barrel.

As of September 30, 2018, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At September 30, 2018, the Company had debt outstanding of approximately $136,000, none of which was owed on its credit facility with Prosperity Bank.  As of September 30, 2018, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at September 30, 2018 was 5.75%.  The Company’s remaining debt of $136,000 has fixed interest rates ranging from 4.16% to 4.60%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2018.  The Company did not have any open derivative contracts relating to interest rates at September 30, 2018 or December 31, 2017.

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

Changes in Internal Controls

During the nine months ended September 30, 2018, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Dated:  November 14, 2018

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer