Form 10-K
period 2018-12-31
TENGASCO INC
filed 2019-03-28
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 1-15555

TENGASCO, INC.
(name of registrant as specified in its charter)

Delaware	87-0267438
(state or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
8000 E. Maplewood Ave., Suite 130, Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

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

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.9 million (June 29, 2018 closing price $0.75).

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 25, 2019 was 10,644,252.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2018 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

MMcf. One million cubic feet of gas.

NYMEX. New York Mercantile Exchange.

Oil. Crude oil, condensate, and natural gas liquids.

Operator. The individual or company responsible for the exploration and/or production of an oil or gas well or lease.

Play. A geographic area with hydrocarbon potential.

Polymer. A polymer gel treatment of a well that produces from a water-drive reservoir is intended to reduce excessive water production and increase oil or gas production. Candidate wells are typically produced from naturally fractured carbonate reservoirs such as dolomites and limestone in mature fields. Successful treatments are also run in certain types of sandstone reservoirs. Other practical applications of polymer gels include the treatment of waterflood injection wells to correct channeling or change the injection profile, to improve the ability of the injected fluids to sweep the producing wells in the field, making the waterflood more efficient and allowing the operator to recover more oil in a shorter period of time.

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

Reserve additions. Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery, and other additions and purchases of reserves in-place.

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

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for that purpose.  On June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company into a wholly-owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware. The Company is now a Delaware corporation.

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated a treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas or for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2018 included 174 producing oil wells, 20 shut-in wells, and 38 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from approximately 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells in Kansas.

During 2018, the Company participated in drilling two operated wells, one of which was completed as a producing well, and three non-operated wells, none of which were completed as producing wells.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing leases, the Company has historically added proven direct offset locations.

A.  Kansas Production

The Company’s gross operated oil production in Kansas decreased by 1.5 MBbl from 121.7 MBbl in 2017 to 120.2 MBbl in 2018.  This decrease was primarily the result of natural declines during 2018, partially offset by polymer work performed in the second and third quarters of 2018 and completion of a drilling well in October 2018.  The capital projects undertaken by the Company in 2018 were primarily funded by cash flow.

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

In 2018, the wells from the Program produced total gross production of 6.8 MBbl of which the revenues from 5.8 MBbl were net to the Company.  During the 4th quarter of 2018, the Company acquired Hoactzin’s interest in the Program wells for $131,290.

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

On September 17, 2007, Hoactzin was conveyed a 75% net profits interest in the Methane Project.  Since the start of 2014, there have been no methane gas sales or revenues and consequently no net profits attributable to Hoactzin’s net profits interest.

On January 26, 2018, the Company closed a sale to Tennessee Renewable Group LLC for all of the Company’s Manufactured Methane assets, except for the applicable U.S. patent, for $2.65 million.  Hoactzin expressly released all claims in future periods against both the Company and Tennessee Renewable Group LLC based on the September 17, 2007 net profits agreement described immediately above.

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

Principal Products or Services and Markets

The principal markets for the Company’s crude oil are local refining companies.  At present, crude oil produced by the Company in Kansas is sold at or near the wells to Coffeyville Resources Refining and Marketing, LLC (“Coffeyville”) in Kansas City, Kansas and to CHS McPherson Refinery (“CHS”) in McPherson, Kansas.  Both Coffeyville and CHS are solely responsible for transportation to their refineries of the oil they purchase.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as oil prices offered by the refineries fluctuate from time to time.

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

Dependence on One or a Few Major Customers

At present, crude oil from the Kansas Properties is being purchased at the well and trucked by Coffeyville and CHS, which are responsible for transportation of the crude oil purchased.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as oil prices offered by the refineries fluctuate from time to time.

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

Effect of Existing or Probable Governmental Regulations on Business

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations.  The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table.  This involves the insertion of steel casing into each well, with cement on the outside of the casing.  The Company has fully complied with this environmental regulation.

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

The foregoing is only a brief summary of some of the existing environmental laws, rules, and regulations to which the Company’s business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company.  Future legislation in this area will be enacted and revisions will be made in current laws.  No assurance can be given as to the effect these present and future laws, rules, and regulations will have on the Company’s current and future operations.

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

At December 31, 2018, the Company had 12 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, and Texas.  At January 26, 2018, the Company reduced its number of full time employees from 14 to 13 and no longer has any employees in Tennessee.  This employee reduction was a result of the Company selling its Manufactured Methane assets located at the Carter Valley landfill in Tennessee.  During 2018, the company reduced its Kansas employees by one, resulting in the 12 full time employees at December 31, 2018.

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

The Company’s website is located at www.tengasco.com.  On the home page of the website, you may access, free of charge, the Company’s Annual Report on Form 10-K. Under the Investor Information, SEC Filings tab you will find the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 3, 4 and 5) and any amendments to those reports as reasonably practicable after the Company electronically files such reports with the SEC.  The information contained on the Company’s website is not part of this Report or any other report filed with the SEC.

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

As of December 31, 2018, the Company had no outstanding principal amount of indebtedness under its credit facility with Prosperity Bank.  Although the Company had no bank indebtedness, should it experience an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

The Company’s Credit Facility is Subject to Variable Rates of Interest and Contains Certain Financial Covenants Which Could Negatively Impact the Company.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field in Tennessee and the Company’s related pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, 2015, and 2016, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2018, the Company has an accumulated deficit of $51.5 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, $24.7 million in 2015, $4.2 million in 2016, and $0.6 million in 2017.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

The ultimate costs of drilling, completing, and operating a well can adversely affect the economics of a project.  Further drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures, accidents, adverse weather conditions, environmental and other governmental requirements, and the cost of, or shortages or delays in the availability of drilling rigs, equipment, and services.

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

There is Risk That the Company May Be Required to Write Down the Carrying Value of its Natural Gas and Crude Oil Properties.

The Company uses the full cost method to account for its natural gas and crude oil operations.  Accordingly, the Company capitalizes the cost to acquire, explore for, and develop natural gas and crude oil properties.  Under full cost accounting rules, the net capitalized cost of natural gas and crude oil properties and related deferred income tax if any may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized.  If net capitalized cost of natural gas and crude oil properties exceeds the ceiling limit, the Company must charge the amount of the excess, net of any tax effects, to earnings.  This charge does not impact cash flow from operating activities, but does reduce the Company’s stockholders’ equity and earnings.  The risk that the Company will be required to write-down the carrying value of natural gas and crude oil properties increases when natural gas and crude oil prices are low.  In addition, write-downs may occur if the Company experiences substantial downward adjustments to its estimated proved reserves.  An expense recorded in a period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable to the subsequent period.

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

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2018, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2018, federal net operating loss carryforwards amounted to approximately $35.6 million, of which $34.6 million expires between 2019 and 2037 which can offset 100% of taxable income and $1 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $130,000 at December 31, 2018 and $242,000 at 2017.  In 2018, the Company released a portion of the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2018 primarily due to cumulative losses incurred during the 3 years ended December 31, 2018.  The Company recorded a full allowance against the deferred tax asset net of the AMT credit at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017. The total valuation allowance December 31, 2018 was $11.5 million, and $12.1 million at December 31, 2017.

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

The Company has Significant Costs to Conform to Government Regulation of the Oil and Gas Industry.

The Company’s exploration, production, and marketing operations are regulated extensively at the federal, state, and local levels.  The Company is currently in compliance with these regulations.  In order to maintain its compliance, the Company has made and will continue to make substantial expenditures in its efforts to comply with the requirements of environmental and other regulations.  Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs.  Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights.  These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell.  Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

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

Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose “strict liability” for environmental damage.  Strict liability means that the Company may be held liable for damage without regard to whether it was negligent or otherwise at fault.  Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  Failure to comply with these laws and regulations may result in the imposition of administrative, civil, and criminal penalties.

The Company’s ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls.  The Company’s current permits and authorizations and ability to get future permits and authorizations may be susceptible, on a going forward basis, to increased scrutiny and greater complexity resulting in increased cost or delays in receiving appropriate authorizations.

Insurance Does Not Cover All Risks.

Exploration for and development and production of oil can be hazardous, involving unforeseen occurrences such as blowouts, fires, and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or the environment.  Although the Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent, insurance is not available to the Company against all operational risks.

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

We have been granted one U.S. patent and have been granted a continuation patent application relating to certain aspects of our methane extraction technology.  Our ability to license our technology is substantially dependent on the validity and enforcement of this patent.  We cannot assure you that our patent will not be invalidated, circumvented, or challenged, or that the rights granted under the patents will provide us competitive advantages.  In addition, third parties may seek to challenge, invalidate, circumvent, or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things: subsequently discovered prior art; lack of entitlement to the priority of an earlier, related application; or failure to comply with the written description, best mode, enablement, or other applicable requirements. If a third party is successful in challenging the validity of our patent, our inability to enforce our intellectual property rights could materially harm our methane extraction business.  Furthermore, our technology may be the subject of claims of intellectual property infringement in the future.  Our technology may not be able to withstand third-party claims or rights against their use.

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

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE American, the exchange on which the Company’s stock is traded, in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies.  Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance, and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management.  The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources.  These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

The Company’s Chairman of the Board Beneficially Controls a Substantial Amount of the Company’s Common Stock and Has Significant Influence over the Company’s Business.

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 25, 2019, Mr. Salas individually and through Dolphin controls 5,294,241 shares of the Company’s common stock and had options granting him the right to acquire an additional 5,000 shares of common stock.  His ownership and voting control of approximately 49.8% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 25, 2019, the Company had 10,644,252 shares of common stock outstanding of which 5,459,621 shares were held by officers, directors, and affiliates.  In addition, options to purchase 15,000 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 25, 2019.

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

The Company May Issue Shares of Preferred Stock with Greater Rights than Common Stock.

Subject to the rules of the NYSE American, the Company’s charter authorizes the Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of the Company’s common stock.  Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, priority, and liquidation premiums and may have greater voting rights than the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 1,978 square feet located at 8000 E. Maplewood Ave., Suite 130, Greenwood Village, Colorado at a current rental of $4,038 per month, expiring in August 2020.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease and a storage yard in Hays, Kansas at a rental of $350 per month that is also a month to month lease.

The Company carries commercial insurance as well as property insurance on its offices, vehicles, and office contents.  The Company also carried property insurance on its methane facility which has been discontinued as a result of the sale of this facility in January 2018.  As of December 31, 2018, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2018 contained 15,302 gross acres (11,742 net acres) in central Kansas.  Of these acres, 13,870 gross acres (11,447 net acres) were held by production.

The Kansas leases provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2018, the Company participated in drilling two operated wells, one of which was completed as a producing well, and three non-operated wells, none of which were completed as producing wells.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations.

Reserve and Production Summary

The following tables indicate the county breakdown of 2018 production and reserve values as of December 31, 2018.

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	80.4	0.820700	66.9%
Trego County, KS	15.5	0.804067	12.9%
Ellis County, KS	6.3	0.801706	5.2%
Barton County, KS	5.5	0.815019	4.6%
Graham County, KS	3.7	0.861997	3.1%
Russell County, KS	3.0	0.856987	2.5%
Rush County, KS	2.2	0.859672	1.8%
Osborne County, KS	1.4	0.588648	1.2%
Pawnee County, KS	1.3	0.797860	1.1%
Stafford County, KS	0.9	0.716073	0.7%
Total	120.2		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$9,359	$118	$9,477	67.8%
Trego County, KS	1,702	363	2,065	14.8%
Barton County, KS	805	—	805	5.7%
Graham County, KS	506	222	728	5.2%
Ellis County, KS	406	—	406	2.9%
Rush County, KS	235	—	235	1.7%
Russell County, KS	135	—	135	1.0%
Pawnee County, KS	70	—	70	0.5%
Osborne County, KS	40	—	40	0.3%
Stafford County, KS	15	—	15	0.1%
Ness County, KS	—	—	—	—%
Logan County, KS	—	—	—	—%
Total	$13,273	$703	$13,976	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2018 and 2017, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices.  The Company’s Geologist has experience evaluating reserves on a well by well basis and on a company wide basis.   Prior to generation of the annual reserves, management and staff meet with LaRoche to review properties and discuss assumptions to be used in the calculation of reserves. Management reviews all information submitted to LaRoche to ensure the accuracy of the data.  Management also reviews the final report from LaRoche and discusses any differences from Management expectations with LaRoche.

Total Proved Reserves as of December 31, 2018

	Producing	Non Producing	Undeveloped	Total
Oil (MBbl)	948	28	118	1,094
Future net cash flows before income taxes discounted at 10% (in thousands)	$12,534	$739	$703	$13,976

Total Proved Reserves as of December 31, 2017

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	774	58	38	870
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,065	$1,082	$23	$8,170

Historically, all drilling has primarily been funded by cash flows from operations with supplemental funding provided by the Company’s credit facility.

The oil price after basis adjustments used in our December 31, 2018 reserve valuation was $60.21 per Bbl compared to $45.83 per Bbl used in our December 31, 2017 reserve valuation.  The primary factor causing the increase in proved producing and undeveloped reserve volumes from December 31, 2017 levels was related to increased oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2018.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

Production

The following tables summarize for the past three fiscal years the volumes of oil produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2018	120	—	98	—	$32.52	$59.48	—
2017	122	—	99	—	$29.77	$45.43	—

Oil and Gas Drilling Activities

During 2018, the Company participated in drilling two operated wells, one of which was completed as a producing well, and three non-operated wells, none of which were completed as producing wells.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2018 and 2017 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2018		2017
	Gross	Net	Gross	Net
Kansas
Productive Wells	1	0.90	1	0.15
Dry Holes	4	1.50	—	—

Productive Wells

As of December 31, 2018, the Company held a working interest in 199 gross wells, including interest in 5 properties operated by others, and 192 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2018 the Company owned and operated working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,870	11,447	1,432	295	15,302	11,742

The following table identifies the number of gross and net undeveloped acres as of December 31, 2018 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2021	Total
Gross Acres	1,432	1,432
Net Acres	295	295

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

The Company’s common stock is listed on the NYSE American exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE American during the fiscal years ended December 31, 2018 and December 31, 2017 are set forth below.

For the Quarters Ending	High	Low
March 31, 2018	$1.02	$0.59
June 30, 2018	$0.94	$0.60
September 30, 2018	$2.47	$0.72
December 31, 2018	$1.33	$0.70

March 31, 2017	$0.76	$0.37
June 30, 2017	$1.56	$0.39
September 30, 2017	$0.83	$0.55
December 31, 2017	$1.19	$0.57

Holders

As of March 25, 2019, the number of shareholders of record of the Company’s common stock was 284 and management believes that there are approximately 5,000 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2018 or 2017 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2018, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2018 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2018.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income from continuing operations of $442,000 or $0.04 per share in 2018 compared to a net loss of $(603,000) or $(0.06) per share in 2017.

The Company realized revenues of approximately $5.9 million in 2018 compared to $4.7 million in 2017.  During 2018, revenues increased approximately $1.2 million of which $1.4 million of this increase related to a $14.05 per barrel increase in the average oil price received from $45.43 per barrel received in 2017 to $59.48 per barrel received in 2018.  This was partially offset by a $192,000 decrease related to a decrease in oil sales volumes from 102.4 MBbl in 2017 to 98.2 MBbl in 2018.  The more significant production declines were experienced in the Albers, Albers B, Coddington, Croffoot B, McElhaney, McElhaney A, Veverka B, and Veverka C leases.  These decreases were primarily due to natural declines.  These production declines were partially offset by certain production increases as a result of polymers performed in late Q2 and early Q3 of 2018 and completion of the BSU #1-30 well in Q4 2018.

The Company’s production costs and taxes were approximately $3.6 million in 2018 compared to $3.4 million in 2017.  The $147,000 increase in 2018 was primarily related to a $50,000 increase in chemical cost, a $44,000 increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices, and a $37,000 increase in pumping charges, partially offset by a $99,000 decrease primarily related to an amendment to the 2016 Delaware franchise taxes recorded in the third quarter of 2017.  The remainder of the increase was primarily related to miscellaneous repairs to wells, equipment, and roads.

Depreciation, depletion, and amortization was approximately $795,000 in 2018 compared to $862,000 in 2017.  The $67,000 decrease in 2018 was primarily due to a $42,000 decrease related to a decrease in the oil and gas depletion rate due principally to an increase in reserve volume at December 31, 2018 compared to reserve volumes at December 31, 2017, and a $33,000 decrease related to lower sales volumes.

The Company’s general and administrative cost was approximately $1.25 million in 2018 compared to $1.17 million in 2017.  The $74,000 increase in 2018 was primarily related to a $39,000 increase in compensation expense as a result of reinstating compensation to pre-reduction levels as a result of increased oil prices, a $31,000 increase in legal and accounting costs, and a $30,000 increase in engineering and reserve valuation consulting costs.

The Company performed its assessment for impairment during 2017 and 2018.  No impairments of oil and gas properties or other assets resulted from the Company’s assessment.

Net interest expense was $5,000 in 2018 compared to $53,000 in 2017.  The $48,000 decrease during 2018 was primarily related to a decrease in the credit facility, interest paid in 2017 related to the amendment of the 2016 franchise taxes, and a reduction in loan amortization costs.  The Company’s credit facility was paid off in February 2017.

Other income (expense) was $157,000 in 2018 compared to $0 in 2017.  The amount recorded in 2018 was primarily due to write off of Accounts payable – other.  This write off occurred as the Company determined that the outstanding balance was not recoverable against the Company by operation of applicable statutes of limitation or prescription.

During 2018 and 2017, the Company did not have any open derivative positions.

The Company recorded an income tax benefit of $17,000 and $242,000 in 2018 and 2017, respectively.  The income tax benefit was due to releasing the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2018 and December 31, 2017 primarily due to cumulated losses incurred during the 3 years ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2018, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2018, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants as of December 31, 2018.

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

The Company had zero borrowings under the facility at December 31, 2018 and December 31, 2017.  The next borrowing base review will take place in April 2019.

Net cash provided by operating activities by continuing operations was $1.3 million in 2018, and $113,000 in 2017.  Cash flow used in working capital during 2018 was $79,000, and $319,000 during 2017.  The change in cash used in operating activities during 2018 was primarily related to increased revenues as a result of higher oil prices, and changes in working capital.

Net cash used in investing activities was $1.0 million in 2018 compared to $179,000 in 2017.  The $844,000 increase in cash used in investing activities during 2018 was due primarily to drilling and polymer costs incurred during 2018.

Net cash used by in financing activities was $42,000 in 2018 compared to net cash provided by financing activities was $134,000 in 2017.  The $176,000 decrease in net cash provided by financing activities in 2018 was primarily related to proceeds from the Company’s rights offering which closed on February 2, 2017.

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

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2018, and 2017 (in thousands):

	Year Ended	Year Ended
	December 31, 2018	December 31,2017
Revenue (in thousands):
Crude oil	$5,840	$4,653
Salt water disposal fees	31	30

Total	$5,871	$4,683

There were no natural gas imbalances at December 31, 2018 or December 31, 2017.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $23,000 and $0 in unevaluated properties as of December 31, 2018 and 2017, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2018 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Update 2016-02 Leases (Topic 842).  This guidance was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this Update is permitted for all entities.  The Company has identified each of its leases and determined the impact of this new guidance on each of the identified leases.  Upon adoption on January 1, 2019, the Company anticipates that it will record right-of-use assets and liabilities associated with operating leases of approximately $100,000.

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2018 (in thousands):

Contractual Obligations	Total	2019	2020	2021
Long-Term Debt Obligations[1]	$124	$51	$47	$26
Operating Lease Obligations	82	49	33	—
Estimated Interest on Long-Term Debt Obligations	12	8	3	1
Total	$218	$108	$83	$27

(1)	The credit facility with Prosperity Bank had a zero balance at December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2018 ranged from a low of $43.79 per barrel to a high of $65.70 per barrel.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2018 or 2017, but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2018, the Company had debt outstanding of approximately $124,000, none of which was owed on its credit facility with Prosperity Bank.  As of December 31, 2018, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at December 31, 2018 was 6.00%.  The Company’s remaining debt of $124,000 has fixed interest rates ranging from 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2018 or 2017.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2018, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.	OTHER INFORMATION

On January 2, 2019, 4,962 common shares were issued in the aggregate to the Company’s three directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,714 to be recorded during the quarter ended March 31, 2019.

In January 2019, the Company sold its equipment inventory for $150,000.  The Company will record a gain on this sale of $45,000 during the quarter ended March 31, 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	48
Peter E. Salas	Director;	10/8/2002	64
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	63
Michael J. Rugen	Chief Financial Officer;	9/28/2009	58
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	70

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

(1)
Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; provided however that:

a.
the Company’s Chief Financial Officer Michael J. Rugen during 2007 through mid-2009 was Vice President of Accounting and Finance for Nighthawk Oilfield Services in Houston, Texas (Nighthawk); Nighthawk filed for bankruptcy protection under Chapter 7 of the bankruptcy laws on July 10, 2009 and such fact was affirmatively disclosed  to the Company’s Board before Mr. Rugen was appointed to the position of Chief Financial Officer of the Company in September, 2009, and the Board determined that the circumstances surrounding bankruptcy filing did not disclose any reason to question the integrity or qualifications of Mr. Rugen for the position of Chief Financial Officer of the Company; and

b.
Peter E. Salas, a director of the Company and Chairman of the Board of the Company was the chief executive officer of Boston Restaurant Associates, Inc. when that company filed a Chapter 11 reorganization plan under federal bankruptcy laws on May 20, 2015. The plan of reorganization became effective on August 31, 2015 and Mr. Salas has remained the chief executive officer and sole director of that company since the reorganization

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2018, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Audit Committee

During 2018, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE American Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE American Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2018 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

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

Changes in Board Nomination Procedures

In 2018, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company’s internet website within five business days following such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company’s Chief Executive Officer, Chief Financial Officer, other executive officers, and employees whose compensation exceeded $100,000 during fiscal years ended December 31, 2018 and December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2018	184,213	21,821	15,097	7,482	228,613
Chief Financial Officer	2017	163,857	19,276	9,149	6,673	198,955
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2018	87,050	—	—	3,550	90,600
General Counsel	2017	81,900	—	—	3,454	85,354

(2)
The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan and the portion of company-wide group term life insurance premiums allocable to these named executive officers.

(3)	Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013. The bonus and stock award information for Mr. Rugen for 2018 and 2017 represents his compensation for his services as CEO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

No other options were exercised during 2018 or 2017.

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

On February 19, 2015, in response to the global market factors affecting revenues from sales of the Company’s production of crude oil, the Board of Directors of the Company implemented reductions in the compensation of the Company’s officers.

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

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2018 were Matthew K. Behrent and Richard M. Thon, with Mr. Thon acting as Chairman.  Messrs. Behrent and Thon meet the current independence standards established by the NYSE American Rules to serve on this Committee.

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

In May 2018, oil prices as so calculated exceeded $70 and executive compensation reverted to the levels in place before the compensation reductions became effective.  The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2018.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options or common stock under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of that separate plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2018.

On February 19, 2015, in response to the global market factors affecting revenues from sales of the Company’s production of crude oil, the Board of Directors of the Company implemented reductions in the compensation of the Company’s directors.  The reductions on the directors’ compensation will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when then their compensation will revert to pre-reduction levels.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective.  At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made from pre-reduction compensation levels will be reimbursed to the directors if they are still directors of the Company.

DIRECTOR COMPENSATION FOR FISCAL 2018

Name	Fees earned or paid in cash ($)	Stock awards compensation[4] ($)	Total ($)
Matthew K. Behrent	$12,012	$2,300	$14,312
Richard M. Thon	$12,012	$2,300	$14,312
Peter E. Salas	$12,012	$2,300	$14,312

(4)
The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 11 Stock and Stock Options in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for information on the relevant valuation assumptions.

As of December 31, 2018, Mr. Behrent held 5,625 unexercised options; Mr. Salas held 5,625 unexercised options; and Mr. Thon held 5,625 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2016, effective with trading on March 24, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who own more than 5% of the Company’s common stock as of March 25, 2019 with these computations being based upon 10,644,252 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 26, 2018.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	5,294,241	49.7%

(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 25, 2019.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class [7]
Matthew K. Behrent (8)	Director	65,900	Less than 1%
Michael J. Rugen (9)	Chief Executive Officer (interim); Chief Financial Officer	51,857	Less than 1%
Peter E. Salas (10)	Director; Chairman of the Board	5,299,241	49.8%
Cary V. Sorensen (11)	Vice President; General Counsel; Secretary	23,623	Less than 1%
Richard M. Thon (12)	Director	34,000	Less than 1%
All Officers and Directors as a group (13)		5,474,621	51.4%

(6)	Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 25, 2019.

(7)
Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 10,644,252 shares of common stock being outstanding as of March 25, 2019.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 25, 2019 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 60,900 shares held directly and vested, fully exercisable options to purchase 5,000 shares.

(9)	Consists of 51,857 shares held directly.

(10)
Consists of directly, vested, fully exercisable options to purchase 5,000 shares, 6,000 shares held individually, and 5,288,241 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(11)	Consists of 23,623 shares held directly.

(12)	Consists of 29,000 shares held directly and vested, fully exercisable options to purchase 5,000 shares.

(13)	Consists of 171,380 shares held directly by directors and management, 5,288,241 shares held by Dolphin and vested, and fully exercisable options to purchase 15,000 shares.

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders [14]	16,875	$3.18	301,927
Equity compensation plans not approved by security holders	—	—	—
Total	16,875	$3.18	301,927

(14)
Refers to Tengasco, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The 2018 Plan contains the same substantive terms of the Company’s previous stock incentive plan adopted in October, 2000 and as thereafter amended until its expiration on January 10, 2018.  The 2018 Plan provided an aggregate number of shares for which shares, options, and stock appreciation rights may be issued under the 2018 Plan equal to the number of shares that were available in the previous plan upon its expiration.  The 2018 Plan was approved by a majority of the Company’s shareholders acting on written consent and the shares thereunder were subject to Registration Statement on Form S-8 filed August 27, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

During the 4th quarter of 2018, the Company acquired all of Hoactzin’s interest in the drilling program wells for $134,690 as reported below. The acquisition was authorized by the two nonrelated party directors in accordance with the Company’s related party transaction policy, and was made on the same terms offered to all participants and accepted by four of the five drilling program participants other than Hoactzin electing to sell their interest to the Company.  One participant did not accept the Company’s offer to purchase its interest. Other than that acquisition, there have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2018 and 2017, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2018, the Company describes two transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence during 2017 and for a portion of the year in 2018.   Those two transactions are the “net profits agreement” and the “drilling programs”.  In January 2018, the Company sold its methane facility assets, thereby ending the net profits agreement at the Methane Project.  In November 2018, the Company acquired Hoactzin’s interest in the Ten Well Program for $131,290.  As noted above, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These two 2007 transactions between the Company and Hoactzin are described in Item 1, Business.

The approximate dollar value of the amount of Hoactzin’s interest in each of these two 2007 transactions during each of the years 2017 and a portion of 2018 was as follows: (1) Ten Well Program - $33,000 in 2018; and $31,000 in 2017 (calculated as the total payments attributable to Hoactzin for its program interest); and (2) Net Profits agreement at the Methane Project - $0 in both 2018 and 2017.

In addition to the two 2007 transactions, Hoactzin also owned a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  In November 2018, the Company acquired Hoactzin’s interest in the 6 Well Program for $3,400.  The approximate dollar value of the amount of Hoactzin’s interest in the 6 Well Program was $9,000 in 2018; and $10,000 in 2017 (calculated as the total payments attributable to Hoactzin for its program interest).  Following the acquisition of all Hoactzin’s drilling program interests in November 2018, there will be no interest of Hoactzin in the ten well or six well drilling programs in any future period.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2017.  At year-end 2018, the Company has determined that the outstanding balances under these vendor contracts for services or materials provided in 2009 and 2010 are not recoverable against the Company by operation of applicable statutes of limitation or prescription, and consequently, these amounts have been removed from the Company’s balance sheet at December 31, 2018.  This removal also resulted in the Company recording other income in 2018 in the amount of $159,000.

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

The Director has received, or has an immediate family member 15 who has received, during any twelve consecutive months in the last three years any compensation from the Company in excess of $120,000, other than compensation for service on the Board of Directors, compensation to an immediate family member who is an employee of the Company other than an executive officer, compensation received as an interim executive officer or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

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

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s independent registered public accounting firm, for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2018 and December 31, 2017.  Hein & Associates LLP (“Hein”) performed these services for the first three quarters of 2017.  In November 2017, Hein combined with Moss Adams LLP (“Moss Adams”) and Moss Adams was selected by the Audit Committee to continue as the Company’s independent accountants.

AUDIT AND NON-AUDIT FEES

	2018 Moss Adams	2017 Moss Adams	2017 Hein

Audit Fees	$117,600	$73,500	$37,800
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	3,599	—	—
Total Fees	$121,199	$73,500	$37,800

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

All of the 2018 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Moss Adams were compatible with maintaining its independence and concluded they were.

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

3.3
Agreement and Plan of Merger of Tengasco, Inc. (a Tennessee corporation with and into Tengasco, Inc., a Delaware corporation dated as of April 15, 2011 (Incorporated by reference to Exhibit 99.A to registrant’s Definitive Proxy Statement pursuant to Schedule 14a filed May 2, 2011).

10.1
Tengasco, Inc. 2018 Incentive Stock Plan (Incorporated by reference to Appendix A to the Registrant’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on August 27, 2018)

10.2
Amended and Restated Loan Agreement between Tengasco, Inc. and Prosperity Bank, effective March 16, 2017 (Incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2017 filed March 28, 2018).

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

10.6	Management Agreement dated December 18, 2007 between Tengasco, Inc. and Hoactzin Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the 2007 Form 10-K).
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).

23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December, 31, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2019

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
s/ Matthew K. Behrent	Director	March 28, 2019
Matthew K. Behrent

s/ Peter E. Salas	Director	March 28, 2019
Peter E. Salas

s/ Richard M. Thon	Director	March 28, 2019
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 28, 2019
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2018, and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Tengasco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tengasco and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado
March 28, 2019

We have served as the Company’s auditor since 2017.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2018	2017
Assets
Current
Cash and cash equivalents	$3,115	$185
Accounts receivable, less allowance for doubtful accounts of $0 and $14	533	517
Accounts receivable-related party, less allowance for doubtful accounts of $0 and $159	—	—
Inventory	464	541
Prepaid expenses	235	130
Discontinued operations included in current assets	—	121
Total current assets	4,347	1,494
Loan fees, net	9	13
Oil and gas properties, net (full cost accounting method)	4,804	4,720
Other property and equipment, net	190	135
Accounts receivable - noncurrent	130	242
Other noncurrent assets	4	4
Discontinued operations included in non-current assets	—	1,497
Total assets	$9,484	$8,105

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$132	$181
Accounts payable – other	—	159
Accrued liabilities	282	187
Current maturities of long-term debt	51	41
Asset retirement obligation - current	83	—
Discontinued operations included in current liabilities	—	43
Total current liabilities	548	611
Asset retirement obligation - non current	2,096	2,270
Long term debt, less current maturities	73	49
Total liabilities	2,717	2,930
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 100,000,000 Shares; 10,639,290 and 10,619,924 shares issued and outstanding	11	11
Additional paid in capital	58,276	58,253
Accumulated deficit	(51,520)	(53,089)
Total stockholders’ equity	6,767	5,175
Total liabilities and stockholders’ equity	$9,484	$8,105

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2018	2017
Revenues
Oil and gas properties	$5,871	$4,683
Total revenues	5,871	4,683
Cost and expenses
Production costs and taxes	3,591	3,444
Depreciation, depletion, and amortization	795	862
General and administrative	1,245	1,171
Total cost and expenses	5,631	5,477
Net income (loss) from operations	240	(794)
Other income (expense)
Net interest expense	(5)	(53)
Gain on sale of assets	33	2
Other income	157	—
Total other income (expense)	185	(51)
Income (loss) from operations before income tax	425	(845)
Deferred income tax benefit	17	242
Net income (loss) from continuing operations	442	(603)
Net income from discontinued operations	1,127	29
Net income (loss)	$1,569	$(574)
Net income (loss) per share - basic and fully diluted
Continuing operations	$0.04	$(0.06)
Discontinued operations	$0.11	$—
Shares used in computing earnings per share
Basic and fully diluted	10,628,170	10,081,218

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	6,097,723	$6	$55,787	$(52,515)	$3,278
Net loss	—	—	—	(574)	(574)
Compensation expense related to stock issued	23,503	—	14	—	14
Shares issued for rights offering	4,498,698	5	2,452	—	2,457
Balance, December 31, 2017	10,619,924	$11	$58,253	$(53,089)	$5,175
Net income	—	—	—	1,569	1,569
Compensation expense related to stock issued	19,366	—	23	—	23
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net income (loss) from continuing operations	$442	$(603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	795	862
Amortization of loan fees-interest expenses	4	20
Accretion of discount on asset retirement obligation	141	141
(Gain) loss on asset sales	(33)	(2)
Compensation and services paid in stock / stock options	23	14
Changes in assets and liabilities:
Accounts receivable	96	(318)
Inventory, prepaid expense, and other assets	(28)	203
Accounts payable	(58)	(78)
Accrued liabilities	(64)	(73)
Settlement on asset retirement obligations	(25)	(53)
Net cash provided by operating activities - continuing operations	1,293	113
Net cash provided by operating activities - discontinued operations	44	41
Net cash provided by operating activities	1,337	154
Investing activities
Additions to oil and gas properties	(1,011)	(169)
Proceeds from sale of oil and gas properties	7	7
Additions to other property & equipment	(27)	(17)
Proceeds from sale of other property & equipment	8	—
Net cash used in investing activities - continuing operations	(1,023)	(179)
Net cash provided by investing activities - discontinued operations	2,658	—
Net cash provided by (used in) investing activities	1,635	(179)
Financing activities
Proceeds from stock issuance in rights offering	—	2,699
Cost of stock issuance in rights offering	—	(102)
Proceeds from borrowings	100	400
Repayment of borrowings	(142)	(2,854)
Loan fees	—	(9)
Net cash provided by (used in) financing activities - continuing operations	(42)	134
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(42)	134
Net change in cash and cash equivalents	2,930	109
Cash and cash equivalents, beginning of period	185	76
Cash and cash equivalents, end of period	$3,115	$185
Supplemental cash flow information:
Cash interest payments	$—	$33
Supplemental non-cash investing and financing activities:
Financed company vehicles	$136	$81
Cost of stock issuance in rights offering	$—	$(140)
Asset retirement obligations incurred	$7	$1
Revisions to asset retirement obligations	$(198)	$138
Capital expenditures included in accounts payable and accrued liabilities	$9	$—

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.  The Company sold all its methane facility assets on January 26, 2018.  (See Note 5. Discontinued Operations)

Principles of Consolidation

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

Electricity from the Company’s methane facility was sold on a long term contract.  There were no specific volumes of electricity that were required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after that date.  Revenues associated with the methane facility are included in Discontinued Operations. (See Note 5. Discontinued Operations)

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue (in thousands):
Crude oil	$5,840	$4,653
Salt water disposal fees	31	30

Total	$5,871	$4,683

There were no natural gas imbalances at December 31, 2018 or December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average quarterly per barrel cost for the quarter ended December 31, 2018 and December 31, 2017.  During 2018, the Company included production costs and taxes in its calculation of estimated cost.  During 2017, the Company included production costs and taxes, allocated general and administrative costs, depletion, and allocated interest in its calculation of estimated cost.  The Company made this change as it believes that excluding allocated general and administrative costs, depletion, and interests provides a better estimate of its cost of oil inventory.  The market component is calculated using the average December 2018 and December 2017 oil sales price for the Company’s Kansas properties.  In addition, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  At December 31, 2018 and December 31, 2017, inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Oil – carried at cost	$359	$436
Equipment and materials – carried at market	105	105
Total inventory	$464	$541

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $23,000 and $0 in unevaluated properties as of December 31, 2018 and 2017, respectively.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company performed its ceiling tests during 2017 and 2018, resulting in no impairments of its oil and gas properties.

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

Manufactured Methane Facilities

The Manufactured Methane facilities were placed into service in April 2009 and were being depreciated using the straight-line method over the useful life based on the estimated landfill closure date of December 2041.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.  (See Note 5. Discontinued Operations)

Other Property and Equipment

Other property and equipment is carried at cost.  The Company provides for depreciation of other property and equipment using the straight-line method over the estimated useful lives of the assets which range from two to seven years.  Net gains or losses on other property and equipment disposed of are included in operating income in the period in which the transaction occurs.

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $23,000 in 2018 and $14,000 in 2017.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. An allowance was recorded at December 31, 2018 and 2017.  At December 31, 2018 and 2017, accounts receivable consisted of the following (in thousands):

	December 31,
	2018	2017
Revenue	$396	$479
Tax	129	—
Joint interest	8	23
Other	—	29
Allowance for doubtful accounts	—	(14)
Total accounts receivable	$533	$517

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At year-end 2018, the Company removed the $159,000 from Accounts receivable-related party and also from the associated allowance for doubtful accounts.  This removal occurred as the Company determined that the outstanding balance of the associated payable recorded in Accounts payable – other was not recoverable against the Company by operation of applicable statutes of limitation or prescription.

At December 31, 2018 and December 31, 2017, the Company recorded a tax related non-current receivable in the amount of $130,000 and $242,000, respectively.  At September 30, 2018, based upon its expected recovery, the Company reclassified $121,000 of this tax related non-current receivable as a current receivable.  At December 31, 2018, the increased the tax related current and non-current receivable by approximately $8,000 and $9,000, respectively. (See Note 13. Income Taxes)

Income Taxes

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

The Company’s primary business activities include oil sales to a limited number of customers in the state of Kansas.  The related trade receivables subject the Company to a concentration of credit risk.  The Company sells a majority of its crude oil primarily to two customers in Kansas.  Although management believes that customers could be replaced in the ordinary course of business, if the present customers were to discontinue business with the Company, it may have a significant adverse effect on the Company’s results of operations.

Revenue from the top two purchasers accounted for 85.6% and 13.8% of total revenues for year ended December 31, 2018.  Revenue from the top two purchasers accounted for 84.6% and 14.8% of total revenues for year ended December 31, 2017.  As of December 31, 2018 and 2017, two of the Company’s oil purchasers accounted for 93.2% and 89.7%, respectively of accounts receivable, of which one oil purchaser accounted for 84.4% and 74.4%, respectively.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The amounts above exclude revenues and accounts receivable associated with Discontinued Operations.  (see Note 5. Discontinued Operations)

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

	For the years ended December 31,
	2018	2017
Income (numerator):
Net income (loss) from continuing operations	$442	$(603)
Net income from discontinued operations	1,127	29
Weighted average shares (denominator):
Weighted average shares - basic	10,628,170	10,081,218
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares - dilutive	10,628,170	10,081,218
Income (loss) per share – Basic and Dilutive:
Continuing operations	$0.04	$(0.06)
Discontinued operations	$0.11	$—

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter was also excluded from diluted shares as they would have been anti-dilutive (See Note 12. Stock and Stock Options).  In addition, the shares that would be issued to employees and Company directors have also been excluded from this calculation.  (See Note 9. Commitments and Contingencies)

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities and long term debt approximates fair value as of December 31, 2018 and 2017.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2018 and 2017, the Company did not have any open derivatives.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

2. Recent Accounting Pronouncements

In February 2016, the FASB issued Update 2016-02 Leases (Topic 842).  This guidance was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this Update is permitted for all entities.  The Company has identified each of its leases and determined the impact of this new guidance on each of the identified leases.  Upon adoption on January 1, 2019, the Company anticipates that it will record right-of-use assets and liabilities associated with operating leases of approximately $100,000.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Related Party Transactions

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  The net profits interest owned by Hoactzin during 2017 was 7.5% of the net profits as defined by agreement and takes into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through January 26, 2018, the date the Company sold the Methane Project to a third party, for payment to Hoactzin under the net profits interest.  In addition, during Company during the 4th quarter of 2018, the Company acquired all of Hoactzin’s interest in the drilling program wells for $134,690.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 in the amount of $159,000.  The Company has recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company has elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  The resulting balances recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party, less allowance for doubtful accounts of $159” are $0 at December 31, 2017.  At year-end 2018, the Company has determined that the outstanding balances under these vendor contracts for services or materials provided in 2009 and 2010 are not recoverable against the Company by operation of applicable statutes of limitation or prescription, and consequently, these amounts have been removed from the Company’s balance sheet at December 31, 2018.  This removal also resulted in the Company recording other income in 2018 in the amount of $159,000.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2018	2017
Oil and gas properties	$6,503	$5,704
Unevaluated properties	23	—
Accumulated depreciation, depletion and amortization	(1,722)	(984)
Oil and gas properties, net	$4,804	$4,720

During the years ended December 31, 2018 and 2017, the Company recorded depletion expense of $722,000 and $796,000, respectively.

5. Discontinued Operations

The following table sets forth information concerning Discontinued Operations: (in thousands):

	December 31,
	2018	2017

Accounts receivable	$—	$91
Other current assets	—	30
Discontinued operations included in current assets	$—	$121

Property, plant, and equipment	$—	$1,681
Accumulated depreciation, depletion, and amortization	—	(184)
Discontinued operations included in non-current assets	$—	$1,497

Accounts payable - trade	$—	$27
Accrued and other current liabilities	—	16
Discontinued operations included in current liabilities	$—	$43

	For the years ended December 31,
	2018	2017

Revenues	$6	$580
Production costs and taxes	(40)	(489)
Depreciation, depletion, and amortization	(4)	(62)
Interest income	—	—
Gain on sale of assets	1,165	—
Deferred income tax benefit	—	—
Net income (loss) from discontinued operations	$1,127	$29

The Discontinued Operations are related to the Manufactured Methane facilities.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2018: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	293	103	190
Other	5 yrs	63	63	—
Total		$376	$186	$190

Other property and equipment consisted of the following as of December 31, 2017: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	5-7 yrs	$20	$20	$—
Vehicles	2-5 yrs	318	183	135
Other	5 yrs	63	63	—
Total		$401	$266	$135

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2018 and 2017, the Company recorded depreciation expense of $73,000 and $66,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

	December 31,
	2018	2017
Note payable to a bank, with interest only payment until maturity.	$—	$—

Installment notes bearing interest at the rate of 5.0% to 6.5% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	124	90
Total long-term debt	124	90
Less current maturities	(51)	(41)
Long-term debt, less current maturities	$73	$49

Future debt payments to unrelated entities as of December 31, 2018 consisted of the following: (in thousands)

	2019	2020	2021	Total
Bank Credit Facility	$—	$—	$—	$—
Company Vehicles	$51	$47	$26	$124
Total	$51	$47	$26	$124

At December 31, 2018, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2018, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2018, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2018, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants during the quarter ended December 31, 2018.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On August 24, 2018, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.50% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million and the Company had no outstanding borrowing under the facility as of December 31, 2018.  The next borrowing base review will take place in April 2019.

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

The Company had zero borrowings under the facility at December 31, 2018 and December 31, 2017.  The next borrowing base review will take place in April 2019.

8. Liquidity

The Company incurred a net loss of approximately $574,000 in 2017 and $4.2 million in 2016.  In January 2018, the Company sold its methane facility for $2.65 million.  During 2019, the Company believes its revenues as well as the proceeds received from the sale of the methane facility will be sufficient to fund operating and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and the proceeds from the sale of the methane facility are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company could borrow funds against the credit facility as this facility currently has $2.74 million credit limit base with no funds currently drawn.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

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

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through December 31, 2018, the reductions were approximately $424,000.  Of the $424,000, approximately $95,000 will be paid in the Company’s common stock.  The $95,000 value represents approximately 100,000 common share valued at $0.95 per share which represents the closing price on December 31, 2018.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2018 and December 31, 2017.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2017 and 2018 (in thousands):

Balance December 31, 2016	$2,046

Accretion expense	141
Liabilities incurred	1
Liabilities settled	(45)
Liabilities sold properties	(11)
Revisions in estimated liabilities	138
Balance December 31, 2017	$2,270

Accretion expense	141
Liabilities incurred	7
Liabilities settled	(41)
Revisions in estimated liabilities	(198)
Balance December 31, 2018	$2,179

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

In August 2018, the Tengasco, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) was adopted to continue to provide an incentive to key employees, officers, directors, and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The 2018 Plan contains the same substantive terms as the Company’s previous stock incentive plan adopted in October, 2000 and thereafter amended until its expiration on January 10, 2018.  The 2018 Plan provided an aggregate number of shares for which shares, options, and stock appreciation rights may be issued equal to the number of shares that had been available for issuance in the previous plan upon expiration.  The 2018 Plan was approved by a majority of the Company’s shareholders acting on written consents and the shares thereunder were subject to Registration Statement on Form S-8 filed August 27, 2018.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option activity in 2018 and 2017:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,000	$3.73	37,500	$4.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired/cancelled	(13,125)	$4.43	(7,500)	$8.40
Outstanding, end of year	16,875	$3.18	30,000	$3.73
Exercisable, end of year	16,875	$3.18	30,000	$3.73

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$4.10	1,875	—	1,875
$4.80	1,875	0.2	1,875
$4.40	1,875	0.5	1,875
$4.40	1,875	0.8	1,875
$2.50	1,875	1.0	1,875
$2.30	1,875	1.2	1,875
$2.70	1,875	1.5	1,875
$2.20	1,875	1.8	1,875
$1.20	1,875	2.0	1,875
	16,875		16,875

During 2018 and 2017, the Company issued no additional options to each of the three non-executive directors.

In addition, during 2018, the Company issued 19,366 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options and vested immediately.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO and vested immediately.  The company recorded compensation expense of approximately $23,000 as a result of the stock issuances.  In addition, during 2017, the Company issued 23,503 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options and vested immediately.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO and vested immediately.  The company recorded compensation expense of approximately $14,000 as a result of the stock issuances.

13. Income Taxes

The Company did not have taxable income for the years ended December 31, 2018, and 2017.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2018	Total
Statutory rate	21%
Tax (benefit) expense at statutory rate	$326
State income tax (benefit) expense	95
Permanent difference	1
Return to provision	152
Net change in deferred tax asset valuation allowance	(591)
Total income tax provision (benefit)	$(17)

Year Ended December 31, 2017	Total
Statutory rate	34%
Tax (benefit) expense at statutory rate	$(278)
State income tax (benefit) expense	(42)
Permanent difference	1
Impact of 2017 Tax Act	5,319
Other	14
Net change in deferred tax asset valuation allowance	(5,256)
Total income tax provision (benefit)	$(242)

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

At December 31, 2018, federal net operating loss carryforwards amounted to approximately $35.6 million, of which $34.6 million expires between 2019 and 2037 which can offset 100% of taxable income and $1 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $130,000 at December 31, 2018 and $242,000 at 2017.  In 2018, the Company released a portion of the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2018 primarily due to cumulative losses incurred during the 3 years ended December 31, 2018.  The Company recorded a full allowance against the deferred tax asset net of the AMT credit at December 31, 2017 primarily due to cumulative losses incurred during the 3 years ended December 31, 2017. The total valuation allowance December 31, 2018 was $11.5 million, and $12.1 million at December 31, 2017.  As the Company adopted ASU 2016-09 during the first quarter of 2017, the excess tax benefits associated with certain stock compensation deductions that have not been previously recognized were recorded to retained earnings net of valuation allowance.  The effect on the valuation allowance on this adoption was an increase of $687,000 recorded to retained earnings.

Our open tax years include all returns filed for 2015 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduces the corporate income tax rate to 21%, repeal of the corporate Alternative Minimum tax, partially limits the deductibility of business interest expense and net operating losses, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time.   The Company had not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals.  However the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017.  The Company recorded the following provisional amounts for the effects of the 2017 Tax Act.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Beginning January 1, 2018, the U.S. corporate income tax rate was be 21%.  The Company was required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted.  The provisional tax effect of the change in tax rate was a decrease to the deferred tax asset of $5.3 million.  However, as the Company has a full valuation allowance on its net deferred tax asset, the deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance.  Therefore, there was no overall impact to the Financial Statements in 2017 due to this change in rate.
The 2017 Tax Act also repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018.  The Company has approximately $260,000 in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021.  As 50% of the credit will be refunded when we file the 2018 tax return, this amount is recorded as a current accounts receivable on the Balance Sheet at December 31, 2018, with balance of this refund recorded as a non-current accounts receivable.

The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional information becoming available, changes in interpretation of the 2017 Tax Act as well as additional regulatory guidance that may be issued.  The company completed its review of the 2017 Tax Act in 2018, and there were no material changes in the measurement period.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2018	2017
Net deferred tax assets – current:
Bad debt	$—	$—
Valuation allowance	—	—
Total deferred tax assets – current	$—	$—

Net deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$9,675	$8,187
Oil and gas properties	1,327	2,735
Property, Plant and Equipment	(163)	419
Asset retirement obligation	592	616
Tax credits	130	260
Miscellaneous	45	92
Valuation allowance	(11,476)	(12,067)
Total deferred tax assets – noncurrent	$130	$242

Net deferred tax asset	$130	$242

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2018	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$1,367	$1,475	$1,654	$1,375
Net income (loss) from continuing operations	133	99	298	(88)
Income (loss) per common share from continuing operations	$0.01	$0.01	$0.03	$(0.01)

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fiscal Year Ended 2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$1,209	$1,138	$1,035	$1,301
Net income (loss) from continuing operations	(170)	(230)	(361)	158
Income (loss) per common share from continuing operations	$(0.02)	$(0.02)	$(0.03)	$0.01

15. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Proved oil and gas properties	$6,503	$5,704
Unproved properties	23	—
Total proved and unproved oil and gas properties	$6,526	$5,704
Less accumulated depreciation, depletion and amortization	(1,722)	(984)
Net oil and gas properties	$4,804	$4,720

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2018	2017
Property acquisitions proved	$164	$—
Property acquisitions unproved	23	93
Exploration cost	590	69
Development cost	243	—
Total	$1,020	$162

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2018	2017
Revenues	$5,871	$4,683
Production costs and taxes	(3,591)	(3,444)
Depreciation, depletion and amortization	(722)	(796)
Income (loss) from oil and gas producing activities	$1,558	$443

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2016, 2017 and 2018.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2016	730	—	730
Revisions of previous estimates	195	—	195
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	47	—	47
Production	(102)	—	(102)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2017	870	—	870
Revisions of previous estimates	223	—	223
Improved recovery	—	—	—
Purchase of reserves in place	13	—	13
Extensions and discoveries	86	—	86
Production	(98)	—	(98)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2018	1,094	—	1,094

Proved developed reserves at:
December 31, 2016	730	—	730
December 31, 2017	832	—	832
December 31, 2018	976	—	976

Proved undeveloped reserves at:
December 31, 2016	—	—	—
December 31, 2017	38	—	38
December 31, 2018	118	—	118

The Company’s Proved Undeveloped Reserves at December 31, 2018 included 7 locations and at December 31, 2017 included 3 locations, and no locations at December 31, 2016 and 2015.  During 2016 and 2015, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during these years.  Increases in prices allowed the company to include 3 Proved Undeveloped locations in its December 31, 2017 reserves and 7 Proved Undeveloped locations in its December 31, 2018 reserves.  Although the Company completed a well during 2018 that was not included in Proved Reserves at the end of 2017 and therefore contributed to extensions and discoveries, the primary factor causing the revisions as well as the extensions and discoveries during 2018 levels was related to higher oil prices that enabled the Company to consider certain properties as becoming economic or remaining economic longer and to consequently increase the oil volumes included in Proved Reserves.

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table identifies the Company’s net proved reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2018			Year Ended 12/31/2017			Year Ended 12/31/2016
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$13,976	—	$13,976	$8,170	—	$8,170	$5,815	—	$5,815
Proved developed producing reserves (PDP)	$12,534	—	$12,534	$7,065	—	$7,065	$5,397	—	$5,397
% of PDP reserves to total proved reserves	90%	—	90%	87%	—	87%	93%	—	93%
Proved developed non- producing reserves	$739	—	$739	$1,082	—	$1,082	$418	—	$418
% of PDNP reserves to total proved reserves	5%	—	5%	13%	—	13%	7%	—	7%
Proved undeveloped reserves (PUD)	$703	—	$703	$23	—	$23	$—	—	$—
% of PUD reserves to total proved reserves	5%	—	5%	—	—	—	—	—	—

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Future cash inflows	$65,871	$39,889	$27,253
Future production costs and taxes	(35,877)	(23,343)	(16,270)
Future development costs	(2,833)	(1,586)	(553)
Future income tax expenses	—	—	—
Future net cash flows	27,161	14,960	10,430

Discount at 10% for timing of cash flows	(13,185)	(6,790)	(4,615)
Standardized measure of discounted future net cash flows	$13,976	$8,170	$5,815

Tengasco, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$8,170	$5,815	$8,287
Sales, net of production costs and taxes	(2,611)	(1,239)	(2,037)
Discoveries and extensions, net of costs	798	123	35
Purchase of reserves in place	143	—	—
Sale of reserves in place	—	—	(10)
Net changes in prices and production costs	4,304	1,780	(863)
Revisions of quantity estimates	2,180	1,611	(412)
Previously estimated development cost incurred during the year	210	—	—
Changes in future development costs	78	(228)	196
Changes in timing and other	(4)	(164)	(20)
Accretion of discount	708	472	639
Net change in income taxes	—	—	—
Balance, end of year	$13,976	$8,170	$5,815

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2018, 2017, and 2016 were $60.21, and $45.83, and $37.35 per barrel of oil, respectively.  The Company’s proved reserves as of December 31, 2018, 2017 and 2016 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion, or any indirect cost such as general corporate overhead or interest expense.

16. Subsequent Events

On January 2, 2019, 4,962 common shares were issued in the aggregate to the Company’s three directors and the CFO and interim CEO.  This issuance will result in compensation expense of approximately $4,714 to be recorded during the quarter ended March 31, 2019.

In January 2019, the Company sold its equipment inventory for $150,000.  The Company will record a gain on this sale of $45,000 during the quarter ended March 31, 2019.