Form 10-Q
period 2019-03-31
TENGASCO INC
filed 2019-05-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TGC	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,648,663 common shares at May 6, 2019.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets

Current
Cash and cash equivalents	$3,224	$3,115
Accounts receivable	608	533
Inventory	423	464
Prepaid expenses	226	235
Total current assets	4,481	4,347
Loan fees, net	7	9
Right of use asset - operating leases	84	—
Oil and gas properties, net (full cost accounting method)	4,650	4,804
Other property and equipment, net	169	190
Accounts receivable - noncurrent	130	130
Other noncurrent assets	4	4
Total assets	$9,525	$9,484

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$173	$132
Accrued liabilities	267	282
Lease liabilities - operating leases - current	59	—
Lease liabilities - finance leases - current	77	—
Current maturities of long-term debt	—	51
Asset retirement obligation - current	83	83
Total current liabilities	659	548
Lease liabilities - operating leases - noncurrent	25	—
Lease liabilities - finance leases - noncurrent	35	—
Long term debt, less current maturities	—	73
Asset retirement obligation - noncurrent	2,131	2,096
Total liabilities	2,850	2,717
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 10,644,252 and 10,639,290 shares issued and outstanding	11	11
Additional paid–in capital	58,280	58,276
Accumulated deficit	(51,616)	(51,520)
Total stockholders’ equity	6,675	6,767
Total liabilities and stockholders’ equity	$9,525	$9,484

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Oil and gas properties	$1,171	$1,367
Total revenues	1,171	1,367
Cost and expenses
Production costs and taxes	779	730
Depreciation, depletion, and amortization	184	183
General and administrative	346	336
Total cost and expenses	1,309	1,249
Net income (loss) from operations	(138)	118
Other expense
Net interest expense	(3)	(1)
Gain on sale of assets	45	16
Total other expenses	42	15
Income (loss) from continuing operations before income tax	(96)	133
Deferred income tax benefit	—	—
Net income (loss) from continuing operations	(96)	133
Net income from discontinued operations	—	1,110
Net income (loss)	$(96)	$1,243
Net income (loss) per share - Basic and Fully Diluted
Continuing operations	$(0.01)	$0.01
Discontinued operations	$—	$0.10
Shares used in computing earnings per share
Basic and fully diluted	10,644,197	10,624,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss) from continuing operations	$(96)	$133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	184	183
Amortization of loan fees-interest expense	2	1
Accretion on asset retirement obligation	35	36
Gain on asset sales	(45)	(16)
Stock based compensation	4	4
Changes in assets and liabilities:
Accounts receivable	(75)	(33)
Inventory and other assets	(55)	(200)
Accounts payable	50	(48)
Accrued and other current liabilities	(15)	18
Settlement on asset retirement obligation	(7)	(7)
Net cash provided by (used in) operating activities - continuing operations	(18)	71
Net cash provided by operating activities - discontinued operations	—	67
Net cash provided by (used in) operating activities	(18)	138
Investing activities
Additions to oil and gas properties	(11)	(32)
Proceeds from sale of oil and gas properties	—	3
Additions to other property and equipment	—	(19)
Proceeds from sale of other property and equipment	—	7
Proceeds from sale of materials inventory	150	—
Net cash provided by (used in) investing activities - continuing operations	139	(41)
Net cash provided by investing activities - discontinued operations	—	2,650
Net cash provided by investing activities	139	2,609
Financing activities
Repayments of borrowings	(12)	(116)
Proceeds from borrowings	—	100
Net cash used in financing activities - continuing operations	(12)	(16)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(12)	(16)
Net change in cash and cash equivalents	109	2,731
Cash and cash equivalents, beginning of period	3,115	185
Cash and cash equivalents, end of period	$3,224	$2,916
Supplemental cash flow information:
Cash interest payments	$1	$—
Supplemental non-cash investing and financing activities:
Financed company vehicles	$—	$109
Capital expenditures included in accounts payable and accrued liabilities	$—	$6

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and March 31, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Electricity from the Company’s methane facility was sold on a long term contract.  There was no specific quantity of electricity that was required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after that date.  Revenues associated with the methane facility are included in Discontinued Operations.  (See Note 11. Discontinued Operations)

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

The following table presents the disaggregated revenue by commodity for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018

Crude oil	$1,164	$1,357
Salt water disposal fees	7	10
Total	$1,171	$1,367

There were no natural gas imbalances at March 31, 2019 or December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended March 31, 2019 and December 31, 2018.  These costs include production costs and taxes.  The market value component is calculated using the average March 2019 and December 2018 oil sales prices received from the Company’s Kansas properties.  In addition, at December 31, 2018, the Company also carried equipment and materials to be used in its Kansas operation and was carried at the lower of cost or market value.  The equipment inventory was sold to a third party during the three months ended March 31, 2019.  The cost component of the equipment and materials inventory represented the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each period.  At March 31, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Oil – carried at cost	$423	$359
Equipment and materials – carried at market	—	105
Total inventory	$423	$464

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of March 31, 2019 and $23,000 at December 31, 2018.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the three months ended March 31, 2019 and 2018.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. There was no allowance recorded at March 31, 2019 and December 31, 2018.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	March 31, 2019	December 31, 2018
Revenue	$474	$396
Tax	129	129
Joint interest	5	8
Accounts receivable - current	$608	$533

Tax - noncurrent	$130	$130

At March 31, 2019 and December 31, 2018, the Company recorded a tax related current receivable of $129,000 and a tax related non-current receivable of $130,000.  (See Note 3. Income Taxes)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation with no effect on net income.

(2)	Changes in Stockholders’ Equity

Three Months Ended March 31, 2019:

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

Net loss	—	—	—	(96)	(96)
Compensation expense related to stock issued	4,962	—	4	—	4

Balance, March 31, 2019	10,644,252	$11	$58,280	$(51,616)	$6,675

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018:

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	10,619,924	$11	$58,253	$(53,089)	$5,175

Net income	—	—	—	1,243	1,243
Compensation expense related to stock issued	4,569	—	4	—	4

Balance, March 31, 2018	10,624,493	$11	$58,257	$(51,846)	$6,422

(3)	Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates.  In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

The deferred income tax assets or liabilities for an oil and gas exploration and development company are dependent on many variables such as estimates of the economic lives of depleting oil and gas reserves and commodity prices.  Accordingly, the asset or liability is subject to continuous recalculation and revision of the numerous estimates required, and may change significantly in the event of occurrences such as major acquisitions, divestitures, commodity price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

The estimated annual effective tax rate of 0% differs from the statutory rate of 21% due primarily to adjustments to the valuation allowance on the deferred tax assets.

At December 31, 2018, federal net operating loss carryforwards amounted to approximately $35.6 million, of which $34.6 million expires between 2019 and 2037 which can offset 100% of taxable income and $1 million that has an indefinite carryforward period which can offset 80% of taxable income per year.  The Company has approximately $260,000 in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021.  As 50% of the credit will be refunded when we file the 2018 tax return, this amount is recorded as a current accounts receivable on the Balance Sheet at March 31, 2019 and December 31, 2018, with balance of this refund recorded as a non-current accounts receivable.  The Company recorded a valuation allowance on the remaining deferred tax assets at March 31, 2019 and December 31, 2018 as such amounts were not considered to be more-likely-than-not realizable due to cumulative losses incurred during the preceding 3 year period.  There were no recorded unrecognized tax benefits at March 31, 2019 and December 31, 2018.

(4)	Capital Stock

Common Stock

On January 2, 2019, the Company issued 4,962 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

On April 1, 2019, the Company issued 4,411 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

	For the Three Months Ended March 31,
	2019	2018
Income (numerator):
Net income (loss) from continuing operations	$(96)	$133
Net income from discontinued operations	$—	$1,110
Weighted average shares (denominator):
Weighted average shares – basic	10,644,197	10,624,442
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares – dilutive	10,644,197	10,624,442
Income (loss) per share – Basic and Dilutive:
Continuing operations	$(0.01)	$0.01
Discontinued operations	$—	$0.10

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter were excluded from diluted shares as they would have been anti-dilutive.  In addition, the shares that would be issued to employees and Company directors if the thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel have also been excluded from this calculation.  (See Note 13. Commitments and Contingencies)

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(6)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  This guidance was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this Update is permitted for all entities.  The Company has identified each of its leases and determined the impact of this new guidance on each of the identified leases.  The Company implemented ASU 2016-02 Leases (Topic 842) as of January 1, 2019 using the modified retrospective approach.  As a result of this implementation, the Company recorded right-of-use assets and liabilities associated with operating leases of approximately $98,000.  There was no transition adjustment related to finance leases.

The Company elected the package of practical expedients within ASU 2016-02 Leases (Topic 842) that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contract are or contain leases, (ii) the lease classification of any expired or existing leases, or (iii) initial direct costs for any existing leases.  Additionally, the Company elected the practical expedient to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.  The Company also made an account policy election not to apply the lease recognition requirements to leases with an initial term of 12 months or less.

(7)	Related Party Transactions

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from startup in April, 2009 through January 26, 2018, the date the Company sold the Methane Project to a third party, for payment to Hoactzin under the net profits interest.  In addition, during the fourth quarter of 2018, the Company acquired all of Hoactzin’s working interest in the drilling program wells for $134,690.

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

The Company entered into a transition agreement with Hoactzin effective December 18, 2012 whereby the Company no longer performs operations, but administratively assists Hoactzin in becoming operator of record of these wells and transferring all bonds from the Company to Hoactzin.  This assistance is primarily related to signing the necessary documents to effectuate this transition.  Hoactzin and its controlling member are indemnifying the Company for any costs or liabilities incurred by the Company resulting from such assistance or the fact that the Company is the operator of record on certain of these wells.  As of the date of this Report, the Company continues to administratively assist Hoactzin with this transition process.

(8)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2019	December 31, 2018
Oil and gas properties	$6,528	$6,503
Unevaluated properties	—	23
Accumulated depreciation, depletion, and amortization	(1,878)	(1,722)
Oil and gas properties	$4,650	$4,804

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded depletion expense of $163,000 and $172,000 for the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019 and 2018, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $(7,000) loss on asset retirement obligations and a $7,000 gain on asset retirement obligations, respectively.

(9)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2019 (in thousands):

Balance December 31, 2018	$2,179
Accretion expense	35
Liabilities incurred	—
Liabilities settled	—
Balance March 31, 2019	$2,214

(10)	Long-Term Debt and Lease Liabilities

Long Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Note payable to a financial institution, with interest only payment until maturity	$—	$—
Installment notes bearing interest at the rate of 5.0% to 6.5% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $5	—	124
Total debt	—	124
Less current maturities	—	(51)
Long-term debt, less current maturities	$—	$73

At March 31, 2019, installment notes are recorded to Lease liabilities – finance leases.

At March 31, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2019, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2019, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants during the quarter ended March 31, 2019.  The Company had no outstanding borrowing under the facility as of March 31, 2019 or December 31, 2018.  The next borrowing base review will take place in May 2019.

Lease Liabilities

Effective January 1, 2018, the Company adopted ASU 2016-02 Leases (Topic 842).  We determined if a contract is a lease at inception of the arrangement.  To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease.  As of January 1, 2019, the Company capitalizes its operating leases on the Consolidated Balance Sheet as a right of use asset and a corresponding lease liability.  The Company also capitalizes its finance leases on the Consolidated Balance Sheet as other property and equipment and a corresponding lease liability.  The right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.  Short term leases that have an initial term of one year or less are not capitalized unless the Company intends to renew the lease to extend the initial term past one year.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

We lease certain office space, a storage yard, and field vehicles to support our operations.  A more detailed description of the Company’s lease types is included below.

Office and Storage Yard

The Company maintains an office to support its corporate operations.  This office agreement is with a third party and was structured with a 39 month initial term.  The Company can renew the lease for 36 additional months by providing to the Landlord written notice of intent to exercise the renewal not less than nine months prior to expiration of the initial term.  The Company’s corporate office lease is classified as an operating lease.

The Company maintains an office to support its field operations.  This office is with a third party and is on a month-to-month lease.  However, the Company intends to continue to renew this lease for the foreseeable future.  Based on the Company’s intent to renew the lease, the Company is assuming the same lease term as its corporate office lease for calculation of its right of use asset and lease liability.  The Company’s field office lease is classified as an operating lease.

The Company maintains a yard to store certain equipment used in its field operations.  This storage yard agreement is with a third party and is on a month-to-month lease.  However, the Company intends to continue to renew this lease for the foreseeable future.  Based on the Company’s intent to renew the lease, the Company is assuming the same lease term as its corporate office lease for calculation of its right of use asset and lease liability.  The Company’s storage yard is classified as an operating lease.

Field Vehicles

The Company leases certain vehicles from a third party for use in its field operations.  The lease term for each vehicle is based on expected daily use of the vehicles by the field personnel, typically between 18 and 36 months.  The Company also pays an upfront fee at the commencement of the lease term.  The Company can continue to lease the vehicles past the initial lease term on a month-to-month basis.  In addition, each vehicle has a residual value guarantee at the end of the lease term.  The Company’s field vehicle leases are classified as finance leases.

Significant Judgements

In order to determine whether the Company’s contracts contain a lease component, the Company is required to excise significant judgement.  The Company will review each contract to determine if: an asset is specified in the contract; the asset is physically distinct; the supplier does not have substantive substitution rights; the Company obtains substantially all economic benefit from use of the asset; and the Company can direct the use of the asset.  The Company also determines the appropriate discount rate to use on each lease.  If there is a stated rate in the contract, the Company will use the stated rate as its discount rate.  The contract associated with the field vehicles includes a stated rate typically between 5% and 6.5%.  These stated rates for the field vehicle agreements were used as the discount rates.  If there is no stated rate, the Company will use its borrowing rate as the discount rate.  The contracts associated with the offices and yard do not include a stated rate.  The Company used its borrowing rate of 6% as the discounts rate for these agreements.

Components of lease costs for the three months ended March 31, 2019 (in thousands):

	Income Statement Account	March 31, 2019
Operating lease cost:
	Production costs and taxes	$3
	General and administrative	12
Total operating lease cost		$15

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion and amortization	$21
Interest on lease liabilities	Net interest expense	1
Total finance lease cost		$22

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental lease related cash flow information for the three months ended March 31, 2019 (in thousands):

March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15
Operating cash flows from finance leases	1
Finance cash flows from finance leases	12

Right of use assets obtained in exchange for lease obligations:
Operating leases	98

Supplemental lease related balance sheet information as of March 31, 2019 (in thousands):

March 31, 2019
Operating Leases

Right of use asset – operating leases	$84

Lease liabilities - current	$59
Lease liabilities - noncurrent	25
Total operating lease liabilities	$84

Finance Leases

Other property and equipment, gross	$293
Accumulated depreciation	(124)
Other property and equipment, net	$169

Lease liabilities - current	$77
Lease liabilities - noncurrent	35
Total finance lease liabilities	$112

Weighted average remaining lease term and discount rate as of March 31, 2019:

	Operating Leases	Finance Leases

Weighted average remaining lease term	1.4 years	1.4 years
Weighted average discount rate	6.0%	5.7%

Maturity of lease liabilities as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases

2019 (April 2019 – December 2019)	$46	$65
2020	42	37
2021	-	16
Total lease payments	88	118
Less imputed interest	(4)	(6)
Total	$84	$112

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(11)	Discontinued Operations

The following table sets forth information concerning the Discontinued Operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018

Revenues	$—	$6
Production costs and taxes	—	(50)
Depreciation, depletion, and amortization	—	(4)
Interest income	—	1
Gain on sale of assets	—	1,157
Net income from discontinued operations	$—	$1,110

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2019 and December 31, 2018.

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2019, the reductions were approximately $432,000.  Of the $432,000, approximately $103,000 will be paid in the Company’s common stock.  The $103,000 value represents approximately 100,000 common share valued at $1.03 per share which represents the closing price on March 29, 2019.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Results of Operations and Financial Condition

During the first three months of 2019, 30.0 MBbl gross of oil were sold from the Company’s properties.  Of the 30.0 MBbl sold, 23.4 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first three months of 2019 of 23.4 MBbl of oil compares to net sales of 23.7 MBbl of oil during the first three months of 2018.  The Company’s net revenue from its oil and gas properties was $1.2 million during the first three months of 2019 compared to $1.4 million during the first three months of 2018.  This decrease in net revenue was primarily due to a $175,000 decrease related to an $7.48 per barrel decrease in the average oil price from $57.36 per barrel during the first three months of 2018 to $49.88 per barrel during the first three months of 2019, and a $17,000 decrease related to approximately a 300 Bbl decrease in sales volumes.  The 300 Bbl decrease was primarily due to natural declines, partially offset by increased production on the Veverka D lease as a result of a polymer work performed in the second quarter 2018, and by increased production on the BSU #1-30 well which was completed in October 2018.

Comparison of the Quarters Ended March 31, 2019 and 2018

The Company reported a net loss from continuing operations of $(96,000) or $(0.01) per share of common stock during the first quarter of 2019 compared to a net income from continuing operations of $133,000 or $0.01 per share of common stock during the first quarter of 2018.  The $229,000 decrease in net income was primarily due to a $196,000 decrease in revenues, a $49,000 increase in production cost and taxes, partially offset by a $29,000 increase in gain on sale of assets.

The Company recognized $1.2 million in revenues during the first quarter of 2019 compared to $1.4 million during the first quarter of 2018. The $196,000 decrease in net revenue was primarily due to a $175,000 decrease related to an $7.48 per barrel decrease in the average oil price from $57.36 per barrel during the first three months of 2018 to $49.88 per barrel during the first three months of 2019, and a $17,000 decrease related to approximately a 300 Bbl decrease in sales volumes.  The 300 Bbl decrease was primarily due to natural declines, partially offset by increased production on the Veverka D lease as a result of a polymer performed in the second quarter 2018, and by increased production on the BSU #1-30 well which was completed in October 2018.

Production cost and taxes increased $49,000 from $730,000 during the first quarter of 2019 to $779,000 during the first quarter of 2018.  This decrease was primarily due to a $51,000 increase related to change in the oil inventory quarterly adjustments, a $20,000 increase in pumping charges primarily related to replacement of a company pumper with a contract pumper, and a $17,000 increase in chemical costs, partially offset by a $38,000 decrease in well and equipment repair costs.

Gain on sale of assets increased $29,000 from $16,000 during the first quarter of 2018 to $45,000 during the first quarter of 2019.  This increase was primarily related to recording sale of equipment inventory to a third party during the first quarter of 2019, partially offset by recording gains on sales of company vehicles during the first quarter of 2018.

Liquidity and Capital Resources

At March 31, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2019, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2019, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants during the quarter ended March 31, 2019.  The Company had no outstanding borrowing under the facility as of March 31, 2019 or December 31, 2018.  The next borrowing base review will take place in May 2019.

Net cash used in operating activities from continuing operations was $18,000 during the first three months of 2019 compared to $71,000 provided by operating activities from continuing operations during the first three months of 2018.  Cash flow used in working capital was $102,000 during the first three months of 2019 compared to $270,000 used in working capital during the first three months of 2018. The $168,000 decrease in cash flow used in working capital was primarily due to changes in inventory, and changes in accounts payable.  The $89,000 decrease in cash provided by operating activities was primarily due to a $196,000 decrease in revenues, and a $49,000 increase in production cost and taxes, partially offset by the $168,000 decrease in cash flow used in working capital.  Net cash provided by investing activities from continuing operations was $139,000 during the first three months of 2019 compared to $(41,000) used in investing activities from continuing operations during the first three months of 2018.  This increase in cash flow provided by investing activities was primarily due to sale of materials inventory to a third party during the first three months of 2019.  Cash flow used in financing activities from continuing operations during the first three months of 2019 was $(12,000) compared to $(16,000) used in financing activities during the first three months of 2018.

Critical Accounting Policies

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842).

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2019, the reductions were approximately $432,000.  Of the $432,000, approximately $103,000 will be paid in the Company’s common stock.  The $103,000 value represents approximately 100,000 common share valued at $1.03 per share which represents the closing price on March 29, 2019.  The Company has not accrued any liabilities associated with these compensation reductions.

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

As of March 31, 2019, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million, of which zero had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in May 2019.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first three months of 2019 ranged from a low of $46.39 per barrel to a high of $52.93 per barrel.

As of March 31, 2019, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At March 31, 2019, the Company had balances on financing leases outstanding of approximately $112,000, and no balance owed on its credit facility with Prosperity Bank.  As of March 31, 2019, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at March 31, 2019 was 6.00%.  The Company’s financing leases of $112,000 have fixed interest rates ranging from 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2019.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2019 or December 31, 2018.

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

Changes in Internal Controls

During the three months ended March 31, 2019, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019 which is incorporated by this reference.

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

Dated:  May 14, 2019

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer