Form 10-Q
period 2019-06-30
TENGASCO INC
filed 2019-08-13
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,653,550 common shares at August 5, 2019.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets

Current
Cash and cash equivalents	$3,382	$3,115
Accounts receivable	559	533
Inventory	357	464
Prepaid expenses	186	235
Total current assets	4,484	4,347
Loan fees, net	6	9
Right of use asset - operating leases	70	—
Oil and gas properties, net (full cost accounting method)	4,485	4,804
Other property and equipment, net	159	190
Accounts receivable - noncurrent	130	130
Other noncurrent assets	4	4
Total assets	$9,338	$9,484

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$130	$132
Accrued liabilities	202	282
Lease liabilities - operating leases - current	60	—
Lease liabilities - finance leases - current	64	—
Current maturities of long-term debt	—	51
Asset retirement obligation - current	83	83
Total current liabilities	539	548
Lease liabilities - operating leases - noncurrent	10	—
Lease liabilities - finance leases - noncurrent	33	—
Long term debt, less current maturities	—	73
Asset retirement obligation - noncurrent	2,066	2,096
Total liabilities	2,648	2,717
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000 shares, 10,648,663 and 10,639,290 shares issued and outstanding	11	11
Additional paid–in capital	58,286	58,276
Accumulated deficit	(51,607)	(51,520)
Total stockholders’ equity	6,690	6,767
Total liabilities and stockholders’ equity	$9,338	$9,484

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil and gas properties	$1,390	$1,475	$2,562	$2,843
Total revenues	1,390	1,475	2,562	2,843
Cost and expenses
Production costs and taxes	912	910	1,691	1,640
Depreciation, depletion, and amortization	196	196	380	379
General and administrative	269	272	616	608
Total cost and expenses	1,377	1,378	2,687	2,627
Net income (loss) from operations	13	97	(125)	216
Other income (expense)
Interest expense	(3)	(1)	(6)	(3)
Gain (loss) on sale of assets	(1)	3	44	19
Total other income (expense)	(4)	2	38	16
Net income (loss) from operations before income tax	9	99	(87)	232
Deferred income tax benefit	—	—	—	—
Net income (loss) from continuing operations	9	99	(87)	232
Net income from discontinued operations	—	10	—	1,120
Net income (loss)	$9	$109	$(87)	$1,352
Net income (loss) per share - basic and fully diluted
Continuing operations	$0.00	$0.01	$(0.01)	$0.02
Discontinued operations	$—	$0.00	$—	$0.11
Shares used in computing earnings per share
Basic and fully diluted	10,648,663	10,624,493	10,646,442	10,624,468

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss) from continuing operations	$(87)	$232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	380	379
Amortization of loan fees-interest expense	3	2
Accretion on asset retirement obligation	67	71
Gain on asset sales	(44)	(19)
Stock based compensation	10	4
Changes in assets and liabilities:
Accounts receivable	(26)	(38)
Inventory and other assets	51	(133)
Accounts payable	7	(11)
Accrued and other current liabilities	(93)	(3)
Settlement on asset retirement obligation	(38)	(5)
Net cash provided by operating activities - continuing operations	230	479
Net cash provided by operating activities - discontinued operations	—	67
Net cash provided by operating activities	230	546
Investing activities
Additions to oil and gas properties	(117)	(110)
Proceeds from sale of oil and gas properties	41	6
Additions to other property and equipment	(6)	(26)
Proceeds from sale of other property and equipment	—	8
Proceeds from sale of materials inventory	150	—
Net cash provided by (used in) investing activities - continuing operations	68	(122)
Net cash provided by investing activities - discontinued operations	—	2,650
Net cash provided by investing activities	68	2,528
Financing activities
Repayments of borrowings	(31)	(124)
Proceeds from borrowings	—	100
Net cash used in financing activities - continuing operations	(31)	(24)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(31)	(24)
Net change in cash and cash equivalents	267	3,050
Cash and cash equivalents, beginning of period	3,115	185
Cash and cash equivalents, end of period	$3,382	$3,235
Supplemental cash flow information:
Cash interest payments	$3	$—
Supplemental non-cash investing and financing activities:
Financed company vehicles	$30	$136
Capital expenditures included in accounts payable and accrued liabilities	$13	$155

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Changes in Stockholders' Equity
(unaudited)
(In thousands, except per share and share data)

Six Months Ended June 30, 2019:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

Net loss	—	—	—	(96)	(96)
Compensation expense related to stock issued	4,962	—	4	—	4

Balance, March 31, 2019	10,644,252	$11	$58,280	$(51,616)	$6,675

Net income	—	—	—	9	9
Compensation expense related to stock issued	4,411	—	6	—	6

Balance, June 30, 2019	10,648,663	$11	$58,286	$(51,607)	$6,690

Six Months Ended June 30, 2018:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	10,619,924	$11	$58,253	$(53,089)	$5,175

Net income	—	—	—	1,243	1,243
Compensation expense related to stock issued	4,569	—	4	—	4

Balance, March 31, 2018	10,624,493	$11	$58,257	$(51,846)	$6,422

Net income	—	—	—	109	109
Compensation expense related to stock issued	—	—	—	—	—

Balance, June 30, 2018	10,624,493	$11	$58,257	$(51,737)	$6,531

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

The Company’s wholly-owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million. (See Note 10. Discontinued Operations)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and June 30, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in conformity with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairments of oil and natural gas properties, income taxes and the valuation of deferred tax assets, stock-based compensation and commitments and contingencies.  We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates and assumptions.

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

Crude oil is sold on a month-to-month contract at a price based on an index price from the purchaser, net of differentials.  Crude oil that is produced is stored in storage tanks.  The Company will contact the purchaser and request it to pick up the crude oil from the storage tanks.  When the purchaser picks up the crude from the storage tanks, control of the crude transfers to the purchaser, the Company’s contractual obligation is satisfied, and revenues are recognized.  The sales of oil represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others.  When selling oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports revenues on a net basis to the Company.  Fees and other deductions incurred prior to transfer of control are recorded as production costs.  Revenues are reported net of fees and other deductions incurred after transfer of control.

Electricity from the Company’s methane facility was sold on a long term contract.  There was no specific quantity of electricity that was required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore has not recognized revenues associated with any sales volumes after that date.  Revenues associated with the methane facility are included in Discontinued Operations.  (See Note 10. Discontinued Operations)

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

The following table presents the disaggregated revenue by commodity for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Crude oil	$1,384	$1,468	$2,549	$2,825
Salt water disposal fees	6	7	13	18
Total	$1,390	$1,475	$2,562	$2,843

There were no natural gas imbalances at June 30, 2019 or December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average cost per barrel for the three months ended June 30, 2019 and December 31, 2018.  These costs include production costs and taxes.  The market value component is calculated using the average June 2019 and December 2018 oil sales prices received from the Company’s Kansas properties.  In addition, at December 31, 2018, the Company recorded equipment and materials to be used in its Kansas operation as inventory and was carried at the lower of cost or market value.  The equipment inventory was sold to a third party during the three months ended March 31, 2019.  The cost component of the equipment and materials inventory represented the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each period.  At June 30, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Oil – carried at cost	$357	$359
Equipment and materials – carried at market	—	105
Total inventory	$357	$464

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of June 30, 2019 and $23,000 at December 31, 2018.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the six months ended June 30, 2019 and 2018.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. There was no allowance recorded at June 30, 2019 or December 31, 2018.

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	June 30, 2019	December 31, 2018
Revenue	$414	$396
Tax	129	129
Joint interest	16	8
Accounts receivable - current	$559	$533

Tax - noncurrent	$130	$130

At June 30, 2019 and December 31, 2018, the Company recorded a tax related current receivable of $129,000 and a tax related non-current receivable of $130,000.  (See Note 2. Income Taxes)

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

At December 31, 2018, federal net operating loss carryforwards amounted to approximately $35.6 million, of which $34.6 million expires between 2019 and 2037, which can offset 100% of taxable income and $1 million that has an indefinite carryforward period which can offset 80% of taxable income per year.  The Company has approximately $260,000 in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021.  As 50% of the credit will be refunded when we file the 2018 tax return, this amount is recorded as a current accounts receivable on the Balance Sheet at June 30, 2019 and December 31, 2018, with balance of this refund recorded as a non-current accounts receivable.  The Company recorded a valuation allowance on the remaining deferred tax assets at June 30, 2019 and December 31, 2018 as such amounts were not considered to be more-likely-than-not realizable due to cumulative losses incurred during the preceding 3 year period.  There were no recorded unrecognized tax benefits at June 30, 2019 and December 31, 2018.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(3)	Capital Stock

Common Stock

On April 1, 2019, the Company issued 4,411 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

On July 1, 2019, the Company issued 4,887 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(4)	Earnings per Common Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income (numerator):
Net income (loss) from continuing operations	$9	$99	$(87)	$232
Net income from discontinued operations	$—	$10	$—	$1,120
Weighted average shares (denominator):
Weighted average shares – basic	10,648,663	10,624,493	10,646,442	10,624,468
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,648,663	10,624,493	10,646,442	10,624,468
Income (loss) per share – basic and dilutive:
Continuing operations	$0.00	$0.01	$(0.01)	$0.02
Discontinued operations	$—	$0.00	$—	$0.11

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter were excluded from diluted shares as they would have been anti-dilutive.  In addition, the shares that would be issued to employees and Company directors if the thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel have also been excluded from this calculation.  (See Note 12. Commitments and Contingencies)

(5)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  This guidance was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this Update was permitted for all entities.  The Company has identified each of its leases and determined the impact of this new guidance on each of the identified leases.  The Company implemented ASU 2016-02 Leases (Topic 842) as of January 1, 2019 using the modified retrospective approach.  As a result of this implementation, the Company recorded right-of-use assets and liabilities associated with operating leases of approximately $98,000.  There was no transition adjustment related to finance leases.

The Company elected the package of practical expedients within ASU 2016-02 Leases (Topic 842) that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, or (iii) initial direct costs for any existing leases.  Additionally, the Company elected the practical expedient to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.  The Company also made an account policy election not to apply the lease recognition requirements to leases with an initial term of 12 months or less.

(6)	Related Party Transactions

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

(7)	Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2019	December 31, 2018
Oil and gas properties	$6,550	$6,503
Unevaluated properties	—	23
Accumulated depreciation, depletion, and amortization	(2,065)	(1,722)
Oil and gas properties, net	$4,485	$4,804

The Company recorded depletion expense of $339,000 and $348,000 for the six months ended June 30, 2019 and 2018, respectively.  During the six months ended June 30, 2019 and 2018, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $4,000 gain on asset retirement obligations and an $8,000 gain on asset retirement obligations, respectively.

(8)	Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2019 (in thousands):

Balance December 31, 2018	$2,179
Accretion expense	67
Liabilities incurred	—
Liabilities settled	(42)
Liabilities relieved - sold properties	(55)
Balance June 30, 2019	$2,149

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(9)	Long-Term Debt and Lease Liabilities

Long Term Debt

Long-term debt to unrelated entities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Note payable to a financial institution, with interest only payment until maturity.	$—	$—
Installment notes bearing interest at the rate of 5.0% to 6.5% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $5	—	124
Total long-term debt	—	124
Less current maturities	—	(51)
Long-term debt, less current maturities	$—	$73

At June 30, 2019, installment notes are recorded to Lease liabilities – finance leases.

At June 30, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2019, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2019, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants during the quarter ended June 30, 2019.  The Company had no outstanding borrowing under the facility as of June 30, 2019 or December 31, 2018.

During July 2019, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $4 million, subject to a credit limit based on current covenants of approximately $3.8 million, and the maturity date was extended to July 31, 2021.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 6.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.  The next borrowing base review will take place in November 2019.

Lease Liabilities

Effective January 1, 2018, the Company adopted ASU 2016-02 Leases (Topic 842).  We determine if a contract is a lease at inception of the arrangement.  To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease.  As of January 1, 2019, the Company capitalizes its operating leases on the Consolidated Balance Sheet as a right of use asset and a corresponding lease liability.  The Company also capitalizes its finance leases on the Consolidated Balance Sheet as other property and equipment and a corresponding lease liability.  The right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.  Short term leases that have an initial term of one year or less are not capitalized unless the Company intends to renew the lease to extend the initial term past one year.

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

Significant Judgments

In order to determine whether the Company’s contracts contain a lease component, the Company is required to excise significant judgment.  The Company will review each contract to determine if: an asset is specified in the contract; the asset is physically distinct; the supplier does not have substantive substitution rights; the Company obtains substantially all economic benefit from use of the asset; and the Company can direct the use of the asset.  The Company also determines the appropriate discount rate to use on each lease.  If there is a stated rate in the contract, the Company will use the stated rate as its discount rate.  The contract associated with the field vehicles includes a stated rate typically between 5% and 6.5%.  These stated rates for the field vehicle agreements were used as the discount rates.  If there is no stated rate, the Company will use its borrowing rate as the discount rate.  The contracts associated with the offices and yard do not include a stated rate.  The Company used its borrowing rate of 6% as the discounts rate for these agreements.

Components of lease costs for the three months and six months ended June 30, 2019 (in thousands):

		Period Ended
	Income Statement Account	Three Months June 30, 2019	Six Months June 30, 2019

Operating lease cost:
	Production costs and taxes	$3	$6
	General and administrative	12	24
Total operating lease cost		$15	$30

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$20	$41
Interest on lease liabilities	Net interest expense	2	3
Total finance lease cost		$22	$44

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental lease related cash flow information for the three months and six months ended June 30, 2019 (in thousands):

	Period Ended
	Three Months June 30, 2019	Six Months June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$30
Operating cash flows from finance leases	2	3
Finance cash flows from finance leases	19	31

Right of use assets obtained in exchange for lease obligations:
Operating leases	—	98

Supplemental lease related balance sheet information as of June 30, 2019 and December 31, 2018 (in thousands):

	Balance Sheet as of
	June 30, 2019	December 31, 2018

Operating Leases:

Right of use asset - operating leases	$70	$—

Lease liabilities - current	$60	$—
Lease liabilities - noncurrent	10	—
Total operating lease liabilities	$70	$—

Finance Leases:

Other property and equipment, gross	$267	$—
Accumulated depreciation	(108)	—
Other property and equipment, net	$159	$—

Lease liabilities - current	$64	$—
Lease liabilities - noncurrent	33	—
Total finance lease liabilities	$97	$—

Weighted average remaining lease term and discount rate as of June 30, 2019:

	Operating Leases	Finance Leases

Weighted average remaining lease term	1.2 years	1.1 years
Weighted average discount rate	6.0%	5.7%

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Maturity of lease liabilities as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases

2019 (July 2019 - December 2019)	$31	$41
2020	42	43
2021	—	20
Total lease payments	73	104
Less imputed interest	(3)	(7)
Total	$70	$97

(10)	Discontinued Operations

The following table sets forth information concerning the Discontinued Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$6
Production costs and taxes	—	10	—	(40)
Depreciation, depletion, and amortization	—	—	—	(4)
Interest income	—	—	—	1
Gain on sale of assets	—	—	—	1,157
Deferred income tax benefit	—	—	—	—
Net income from discontinued operations	$—	$10	$—	$1,120

Discontinued operations are related to the Manufactured Methane facilities.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million.

(11)	Fair Value Measurements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of June 30, 2019 and December 31, 2018.

(12)	Commitments and Contingencies

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since June 30, 2019, the Company has entered into a drilling commitment in the amount of approximately $88,000.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2019, the reductions were approximately $412,000.  Of the $412,000, approximately $84,000 would be paid in the Company’s common stock.  The $84,000 value represents approximately 100,000 common shares valued at $0.84 per share which represents the closing price on June 28, 2019.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

The Company is not a party to any pending material legal proceeding.   To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficial owner of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2019, 62.3 MBbl gross of oil were sold from the Company’s properties.  Of the 62.3 MBbl sold, 48.5 MBbl were net to the Company after required payments to all of the royalty interests and drilling program participants.  The Company’s net sales from its properties during the first six months of 2019 of 48.5 MBbl of oil compares to net sales of 47.4 MBbl of oil during the first six months of 2018.  The Company’s net revenue from its oil and gas properties was $2.56 million during the first six months of 2019 compared to $2.84 million during the first six months of 2018.  This decrease in net revenue was primarily due to a $344,000 reduction related to an $7.09 per barrel decrease in the average oil price from $59.61 per barrel during the first six months of 2018 to $52.53 per barrel during the first six months of 2019, partially offset by a $67,000 increase related to the 1.1 MBbl increase in sales volumes.  The 1.1 MBbl increase was primarily due to higher sales volumes on the Veverka D lease due to polymer work performed in June 2018 and higher sales volumes attributed to the BSU #1-30 well that was completed in October 2018.

Comparison of the Quarters Ended June 30, 2019 and 2018

The Company reported a net income from continuing operations of $9,000 or $0.00 per share of common stock during the second quarter of 2019 compared to net income from continuing operations of $99,000 or $0.01 per share of common stock during the second quarter of 2018.  The $90,000 decrease in net income was primarily due to an $85,000 decrease in revenues.

The Company recognized $1.4 million in revenues during the second quarter of 2019 compared to $1.5 million during the second quarter of 2018. The $85,000 decrease in net revenues was primarily due to a $173,000 reduction related to a $6.87 per barrel decrease in the average oil price from $61.86 per barrel during the second quarter of 2018 to $54.98 per barrel during the second quarter of 2019, partially offset by an $88,000 increase related to the 1.4 MBbl increase in sales volumes.  The 1.4 MBbl increase was primarily due to higher sales volumes on the Veverka D lease due to polymer work performed in June 2018 and higher sales volumes attributed to the BSU #1-30 well that was completed in October 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The Company reported a net loss from continuing operations of $87,000 or $0.01 per share of common stock during the first six months of 2019 compared to a net income from continuing operations of $232,000 or $0.02 per share of common stock during the first six months of 2018.  The $319,000 decrease in net income was primarily due to a $281,000 decrease in revenues, and a $51,000 increase in production cost and taxes, partially offset by a $25,000 increase in gain on sale of assets.

The Company recognized $2.56 million in revenues during the first six months of 2019 compared to $2.84 million during the first six months of 2018. The revenue decrease from 2018 levels was primarily due to a $344,000 reduction related to an $7.09 per barrel decrease in the average oil price from $59.61 per barrel during the first six months of 2018 to $52.53 per barrel during the first six months of 2019, partially offset by a $67,000 increase related to an 1.1 MBbl increase in sales volumes.  The 1.1 MBbl increase was primarily due to higher sales volumes on the Veverka D lease due to polymer work performed in June 2018 and higher sales volumes attributed to the BSU #1-30 well that was completed in October 2018.

Production costs and taxes increased $51,000 from $1.64 million during the first six months of 2018 to $1.69 million during the first six months of 2019.  This increase was primarily due to a $64,000 change in the oil inventory adjustment, and a $39,000 increase in pumping charges primarily related to replacement of a company pumper with a contract pumper, partially offset by a $64,000 decrease in well and equipment repair costs.

Gain on sale of assets increased $25,000 from $19,000 during the first six months of 2018 to $44,000 during the first six months of 2019.  This increase was primarily related to recording sale of equipment inventory to a third party during the first quarter of 2019, partially offset by recording gains on sales of company vehicles during the first quarter of 2018.

Liquidity and Capital Resources

At June 30, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2019, the Company’s borrowing base was $3 million, subject to a credit limit based on current covenants of approximately $2.74 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2019, the interest rate on this credit facility was 6.00%.  The Company was in compliance with all covenants during the quarter ended June 30, 2019.  The Company had no outstanding borrowing under the facility as of June 30, 2019 or December 31, 2018.

During July 2019, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to increase the borrowing base to $4 million, subject to a credit limit based on current covenants of approximately $3.8 million, and the maturity date was extended to July 31, 2021.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 6.00% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.  The next borrowing base review will take place in November 2019.

Net cash provided operating activities from continuing operations was $230,000 during the first six months of 2019 compared to $479,000 provided by operating activities from continuing operations during the first six months of 2018.  Cash flow used in working capital was $99,000 during the first six months of 2019 compared to $190,000 used in working capital during the first six months of 2018. The $91,000 decrease in cash flow used in working capital was primarily due to changes in inventory, and changes in accrued liabilities.  The $249,000 decrease in cash provided by operating activities was primarily due to a $281,000 decrease in revenues, and a $51,000 increase in production cost and taxes, partially offset by the $91,000 decrease in cash flow used in working capital.  Net cash provided by investing activities from continuing operations was $68,000 during the first six months of 2019 compared to $122,000 used in investing activities from continuing operations during the first six months of 2018.  This increase in cash flow provided by investing activities was primarily due to sale of materials inventory to a third party and sale of oil properties during the first six months of 2019.  Cash flow used in financing activities from continuing operations during the first six months of 2019 was $31,000 compared to $24,000 used in financing activities during the first six months of 2018.

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

In the normal course of business, the Company enters into commitments to spend capital on oil and gas properties.  Since June 30, 2019, the Company has entered into a drilling commitment in the amount of approximately $88,000.

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2019, the reductions were approximately $412,000.  Of the $412,000, approximately $84,000 would be paid in the Company’s common stock.  The $84,000 value represents approximately 100,000 common shares valued at $0.84 per share which represents the closing price on June 28, 2019.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

The Company is not a party to any pending material legal proceeding.   To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficial owner of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

As of June 30, 2019, the Company’s borrowing base was $4 million, subject to a credit limit based on current covenants of approximately $3.8 million, of which zero had been drawn down by the Company.  The Company’s next periodic borrowing base review will take place in November 2019.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first six months of 2019 ranged from a low of $46.39 per barrel to a high of $58.60 per barrel.

As of June 30, 2019, the Company has no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At June 30, 2019, the Company had balances on financing leases outstanding of approximately $97,000, and no balance owed on its credit facility with Prosperity Bank.  As of June 30, 2019, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at June 30, 2019 was 6.00%.  The Company’s financing leases of $97,000 have fixed interest rates ranging from 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2019.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2019 or December 31, 2018.

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

Changes in Internal Controls

During the three months and six months ended June 30, 2019, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Dated:  August 13, 2019

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer