Form 10-K
period 2019-12-31
TENGASCO INC
filed 2020-03-30
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.4 million (June 28, 2019 closing price $0.84).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TGC	NYSE American

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on March 23, 2020 was 10,666,211.

FORWARD LOOKING STATEMENTS

The information contained in this Report, in certain instances, includes forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding the Company’s “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” or any similar word or phrase regarding the future.  Forward-looking statements also include statements regarding revenue margins, expenses, and earnings analysis for 2019 and thereafter; oil and gas prices; exploration activities; development expenditures; costs of regulatory compliance; environmental matters; technological developments; future products or product development; the Company’s products and distribution development strategies; potential acquisitions or strategic alliances; liquidity and anticipated cash needs and availability; prospects for success of capital raising activities; prospects or the market for or price of the Company’s common stock; and control of the Company.  All forward-looking statements are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.  The Company’s actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in “Risk Factors” below in Item 1A of this Report.

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

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for that purpose.  On June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company into a wholly owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware. The Company is now a Delaware corporation.

OVERVIEW

The Company is in the business of exploration for and production of oil and natural gas.  The Company’s only areas of operations are in Kansas.  However, in addition to Kansas, the Company also looks at potential opportunities in other states.

The Company’s wholly owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline assets on August 16, 2013.

The Company’s wholly owned subsidiary, Manufactured Methane Corporation (“MMC”) operated a treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas or for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2019 included 174 producing oil wells, 13 shut-in wells, and 37 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties typically provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from approximately 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells in Kansas.

During 2019, the Company participated in drilling two operated wells, one of which was completed as a producing well, and one non-operated well, which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing leases, the Company has historically added proven direct offset locations.

A.  Kansas Production

The Company’s gross operated oil production in Kansas decreased by 9.3 MBbl from 120.2 MBbl in 2018 to 110.9 MBbl in 2019.  This decrease was primarily due to lower sales volumes on the Veverka D lease as a result of expected declines from higher volumes realized immediately after the polymer work performed in June 2018 and natural declines on various other properties, partially offset by higher sales volumes attributed to the BSU #1-30 well that was completed in October 2018.  The capital projects undertaken by the Company during 2019 were primarily funded by cash on hand and operating cash flows.

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

On January 25, 2012, MMC commenced sales of electricity generated at the Carter Valley site.  The electricity generated was sold under a twenty-year firm price contract with Holston Electric Cooperative, Inc., the local distributor, and Tennessee Valley Authority (“TVA”) through TVA’s Generation Partners program.  That program accepted generated renewable power up to 999KW; MMC’s generation equipment is rated at 974 KW to maximize revenues under the favorable electricity pricing under the Generation Partners program.  The price provision under this contract paid MMC the current retail price charged monthly to small commercial customers by Holston Electric Cooperative, plus a “green” premium of 3 cents per kilowatt hour (KWH) or approximately $.129 per KWH.  Beginning in January 2022 the price paid for electricity will no longer include the three-cent “green” premium component.  A one-eighth royalty on electricity revenues has been paid to the landfill owner.

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

Governmental Regulations

The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit.  For a discussion of the risks involved as a result of such regulations, see, “Effect of Existing or Probable Governmental Regulations on Business” hereinafter in this section, and “The Company has Significant Costs to Conform to Government Regulation of the Oil and Gas Industry” and “The Company has Significant Costs Related to Environmental Matters” included in Item 1A. Risk Factors.

Principal Products or Services and Markets

The principal markets for the Company’s crude oil are local refining companies.  At present, crude oil produced by the Company in Kansas is sold at or near the wells to Coffeyville Resources (“Coffeyville”) in Kansas City, Kansas and to CHS McPherson Refinery (“CHS”) in McPherson, Kansas.  Both Coffeyville and CHS are solely responsible for transportation to their refineries of the oil they purchase.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as oil prices offered by the refineries fluctuate from time to time.

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

As part of the Company’s purchase of the Kansas Properties, the Company acquired a statewide permit to drill in Kansas.  Applications under such permit are applied for and issued within one to two weeks prior to drilling.  At the present time, the State of Kansas does not require the posting of a bond either for permitting or to ensure that the Company’s wells are properly plugged when abandoned.  All of the wells in the Kansas Properties have all permits required and the Company believes that it is in compliance with the laws of the State of Kansas.

The Company’s exploration, production and marketing operations are regulated extensively at the federal, state and local levels.  The Company has made and will continue to make expenditures in its efforts to comply with the requirements of environmental and other regulations.  Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell.  Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.  The Company’s operations are also subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  For example, in May 2014 the Company become subject to regulations under the federal Endangered Species Act relating to the protection of the lesser prairie chicken as a threatened species.  To avoid stringent penalties for violation of those regulations, the Company entered into a state-operated voluntary agreement, which allowed the Company to avoid those penalties, provided certain protective methods are followed in drilling operations and remediation fees are paid by the Company for any wells determined to be likely to interfere with the habitat of the threatened species.  These fees may increase the Company’s costs to drill in Kansas by approximately $40,000 per well.  The Company owns or leases, and has in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws.  Under such laws, the Company could be required to remove or remediate previously released wastes or property contamination.

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

Research and Development

None.

Number of Total Employees and Number of Full-Time Employees

At December 31, 2019, the Company had 12 full time employees and no part-time employees.  These employees are located in Colorado, Kansas, and Texas.

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

As of December 31, 2019, the Company had no outstanding principal amount of indebtedness under its credit facility with Prosperity Bank.  Although the Company had no bank indebtedness, should it experience an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its existing indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field in Tennessee and the Company’s related pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, 2015, and 2016, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2019, the Company has an accumulated deficit of $52.0 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, $24.7 million in 2015, $4.2 million in 2016, $0.6 million in 2017, and $0.5 million in 2019.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities.

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

There is Risk That the Company May Be Required to Write Down the Carrying Value of its Natural Gas and Crude Oil Properties.

The Company uses the full cost method to account for its natural gas and crude oil operations.  Accordingly, the Company capitalizes the cost to acquire, explore for, and develop natural gas and crude oil properties.  Under full cost accounting rules, the net capitalized cost of natural gas and crude oil properties and related deferred income tax if any may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the cost being amortized.  If net capitalized cost of natural gas and crude oil properties exceeds the ceiling limit, the Company must charge the amount of the excess, net of any tax effects, to earnings.  This charge does not impact cash flow from operating activities but does reduce the Company’s stockholders’ equity and earnings.  The risk that the Company will be required to write-down the carrying value of natural gas and crude oil properties increases when natural gas and crude oil prices are low.  In addition, write-downs may occur if the Company experiences substantial downward adjustments to its estimated proved reserves.  An expense recorded in a period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable to the subsequent period.

Due to the low oil prices experienced in the quarter ended December 31, 2014 and during 2015, the Company experienced ceiling test failures during 2015 resulting in recording non-cash impairments of $14.5 million.  During 2016, the Company recorded ceiling test failures resulting in recording non-cash impairment of $2.7 million.  Should the Company experience prices at depressed levels for an extended amount of time during future periods, the Company may be required to record additional impairment of its oil properties.

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2019, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  These loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.8 million, of which $31.5 million expires between 2020 and 2037 which can offset 100% of taxable income and $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $65,000 at December 31, 2019 and $130,000 at 2018.  In 2018, the Company released a portion of the allowance related to its MTC as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  The Company recorded a full allowance against the deferred tax asset net of the AMT credit at December 31, 2018 primarily due to cumulative losses incurred during the 3 years ended December 31, 2018. The total valuation allowance December 31, 2019 was $10.7 million, and $11.5 million at December 31, 2018.

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

Peter E. Salas, the Chairman of the Company’s Board of Directors, is the sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. the general partner of Dolphin Offshore Partners, L.P. (“Dolphin”), which is the Company’s largest shareholder.  At March 23, 2020, Mr. Salas individually and through Dolphin controls 5,296,241 shares of the Company’s common stock and had options granting him the right to acquire an additional 3,125 shares of common stock.  His ownership and voting control of approximately 49.7% of the Company’s common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of the Company’s assets.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At March 23, 2020, the Company had 10,666,211 shares of common stock outstanding of which 5,481,580 shares were held by officers, directors, and affiliates.  In addition, options to purchase 9,375 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at March 23, 2020.

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

Future Issuance of Additional Shares of the Company’s Common Stock Would Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interest of its current stockholders.  The Company is currently authorized to issue a total of 100 million shares of common stock with such rights as determined by the Board of Directors.  Of that amount, approximately 10.7 million shares have been issued. The potential issuance of the approximately 89.3 million remaining authorized but unissued shares of common stock may create downward pressure on the trading price of the Company’s common stock.

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

Property Location, Facilities, Size and Nature of Ownership.

The Company leases its principal executive offices, consisting of approximately 1,978 square feet located at 8000 E. Maplewood Ave., Suite 130, Greenwood Village, Colorado at a current rental of $4,318 per month, expiring in August 2020.  The Company also leases an office in Hays, Kansas at a rental of $750 per month that is currently a month to month lease and a storage yard in Hays, Kansas at a rental of $350 per month that is also a month to month lease.

The Company carries commercial insurance as well as property insurance on its offices, vehicles, and office contents.  The Company also carried property insurance on its methane facility which has been discontinued as a result of the sale of this facility in January 2018.  As of December 31, 2019, the Company does not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.

Kansas Properties

The Kansas Properties as of December 31, 2019 contained 16,552 gross acres (11,816 net acres) in central Kansas.  Of these acres, 14,320 gross acres (11,361 net acres) were held by production.

The Kansas leases typically provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The primary terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2019, the Company participated in drilling two operated wells, one of which was completed as a producing well, and one non-operated well, which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.  By using 3-D seismic evaluation on the Company’s existing locations, the Company has historically added proven direct offset locations.
Reserve and Production Summary

The following tables indicate the county breakdown of 2019 production and reserve values as of December 31, 2019.
Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	76.7	0.830134	69.1%
Trego County, KS	12.8	0.806984	11.5%
Ellis County, KS	5.8	0.800628	5.2%
Barton County, KS	5.2	0.814272	4.7%
Russell County, KS	2.9	0.827102	2.7%
Graham County, KS	2.9	0.873081	2.6%
Rush County, KS	2.1	0.872476	1.9%
Osborne County, KS	1.2	0.597838	1.1%
Pawnee County, KS	1.2	0.833196	1.1%
Stafford County, KS	0.1	0.716151	0.1%
Total	110.9		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$5,885	$—	$5,885	70.3%
Trego County, KS	1,029	—	1,029	12.3%
Barton County, KS	525	—	525	6.3%
Ellis County, KS	314	—	314	3.7%
Graham County, KS	248	—	248	3.0%
Rush County, KS	232	—	232	2.8%
Russell County, KS	68	—	68	0.8%
Pawnee County, KS	64	—	64	0.8%
Osborne County, KS	—	—	—	—%
Stafford County, KS	—	—	—	—%
Ness County, KS	—	—	—	—%
Logan County, KS	—	—	—	—%
Total	$8,365	$—	$8,365	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2019 and 2018, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third-party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Total Proved Reserves as of December 31, 2019

	Producing	Non-Producing	Undeveloped	Total
Oil (MBbl)	766	37	—	803
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,592	$773	$—	$8,365

Total Proved Reserves as of December 31, 2018

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	948	28	118	1,094
Future net cash flows before income taxes discounted at 10% (in thousands)	$12,534	$739	$703	$13,976

Historically, all drilling has primarily been funded by cash flows from operations, cash balances, with supplemental funding provided by the Company’s credit facility.

The oil price after basis adjustments used in our December 31, 2019 reserve valuation was $50.65 per Bbl compared to $60.21 per Bbl used in our December 31, 2018 reserve valuation.  The primary factor causing the decrease in proved developed reserve volumes and removal of all undeveloped reserve volumes from December 31, 2018 levels was decreased oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2019.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

Production

The following tables summarize for the past two fiscal years the volumes of oil produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended December 31,	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	(Per BOE)	Oil (Bbl)	Gas (Per Mcf)
2019	111	—	91	—	$34.55	$52.12	—
2018	120	—	98	—	$32.52	$59.48	—

Oil and Gas Drilling Activities

During 2019, the Company participated in drilling two operated wells, one of which was completed as a producing well, and one non-operated well, which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2019 and 2018 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2019		2018
	Gross	Net	Gross	Net
Kansas
Productive Wells	2	1.1	1	0.9
Dry Holes	1	0.9	4	1.5

Productive Wells

As of December 31, 2019, the Company held a working interest in 192 gross wells, including interest in 5 properties operated by others, and 186 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  One or more completions in the same bore hole are counted as one well.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2019, the Company owned and operated working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	14,320	11,361	2,232	455	16,552	11,816

The following table identifies the number of gross and net undeveloped acres as of December 31, 2019 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2021	Total
Gross Acres	2,232	2,232
Net Acres	455	455

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

The Company’s common stock is listed on the NYSE American exchange under the symbol TGC.    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE American during the fiscal years ended December 31, 2019 and December 31, 2018 are set forth below.

For the Quarters Ending	High	Low
March 31, 2019	$1.20	$0.85
June 30, 2019	$1.35	$0.80
September 30, 2019	$1.00	$0.55
December 31, 2019	$0.66	$0.39

March 31, 2018	$1.02	$0.59
June 30, 2018	$0.94	$0.60
September 30, 2018	$2.47	$0.72
December 31, 2018	$1.33	$0.70

Holders

As of March 26, 2020, the number of shareholders of record of the Company’s common stock was 285 and management believes that there are approximately 4,080 beneficial owners of the Company’s common stock.

Dividends

The Company did not pay any dividends with respect to the Company’s common stock in 2019 or 2018 and has no present plans to declare any dividends with respect to its common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2019, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2019 were previously reported in Reports filed by the Company with the SEC.

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

Results of Operations

The Company reported a net loss income from continuing operations of $(436,000) or $(0.04) per share in 2019 compared to net income of $442,000 or $0.04 per share in 2018.

The Company realized revenues of approximately $4.9 million in 2019 compared to $5.9 million in 2018.  During 2019, revenues decreased approximately $960,000 of which $689,000 of this decrease related to a $7.36 per barrel decrease in the average oil price received from $59.48 per barrel received in 2018 to $52.12 per barrel received in 2019.  Revenue also decreased approximately $266,000 related to a 4.5 MBbl decrease in oil sales volumes from 98.2 MBbl in 2018 to 93.7 MBbl in 2019.  The decrease in volumes was primarily related to lower sales volumes on the Veverka D lease due to declines from increased volumes associated with the polymer work performed in mid-2018 as well as natural declines on other properties, partially offset by sales volumes from the BSU #1-30 well that was completed in Q4 2018.

The Company’s production costs and taxes were approximately $3.4 million in 2019 compared to $3.6 million in 2018.  The $193,000 decrease in 2019 was primarily due to a change in the oil inventory adjustment as well as lower utility costs.

Depreciation, depletion, and amortization was approximately $716,000 in 2019 compared to $795,000 in 2018.  The $79,000 decrease in 2019 was due to a $52,000 decrease related to a decrease in the oil and gas depletion rate primarily as a result of lower future development costs in connection with the Company’s removal of its undeveloped reserves at December 31, 2019, and a $33,000 decrease related to lower sales volumes.

The Company’s general and administrative cost was approximately $1.3 million in 2019 compared to $1.25 million in 2018.  The $57,000 increase in 2019 was primarily due to a $50,000 payment to Roth Capital related to the process initiated by the company to explore potential transactions or combinations.

The Company performed its assessment for impairment during 2019 and 2018.  No impairments of oil and gas properties or other assets resulted from the Company’s assessment.

Other income (expense) was $6,000 in 2019 compared to $157,000 in 2018.  The amount recorded in 2018 was primarily due to write off of Accounts payable – other.  This write off occurred as the Company determined that the outstanding balance was not recoverable against the Company by operation of applicable statutes of limitation or prescription.

During 2019 and 2018, the Company did not have any open derivative positions.

Liquidity and Capital Resources

At December 31, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2019, the Company’s borrowing base was $4 million, subject to a credit limit based on current covenants of approximately $1.97 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2019, the interest rate on this credit facility was 5.25%.  The Company was in compliance with all covenants as of December 31, 2019.

On November 20, 2019, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the credit limit based on current covenants to approximately $1.97 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.25% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.

The Company had zero borrowings under the facility at December 31, 2019 and December 31, 2018.  The next borrowing base review will take place in April 2020.

Net cash provided by operating activities by continuing operations was $226,000 in 2019 and $1.3 million in 2018.  Cash flow used in working capital during 2019 was $163,000 and $79,000 during 2018.  The change in cash provided by operating activities during 2019 was primarily related to decreased revenues as a result of lower oil prices, and decreased revenues as a result of lower sales volumes.

Net cash used in investing activities was $233,000 compared to $1.0 million in 2018.  The $790,000 decrease in cash used in investing activities during 2019 was due primarily to drilling and polymer costs incurred during 2018, and proceeds from the sale of equipment inventory in 2019.

Net cash used by in financing activities was $53,000 in 2019 compared to $42,000 in 2018.  The change in net cash used in financing activities was due to higher lease costs associated with the Company’s field vehicles.

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

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2019, and 2018 (in thousands):

	Year Ended	Year Ended
	December 31, 2019	December 31,2018
Revenue (in thousands):
Crude oil	$4,884	$5,840
Salt water disposal fees	27	31

Total	$4,911	$5,871

There were no natural gas imbalances at December 31, 2019 or December 31, 2018.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of both December 31, 2019 and 2018.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2019 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

Asset Retirement Obligations

The Company’s asset retirement obligations relate to the plugging, dismantling, and removal of wells drilled to date. The Company follows the requirements of FASB ASC 410, “Asset Retirement Obligations and Environmental Obligations”. Among other things, FASB ASC 410 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depleted over the estimated useful life of the related asset.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.  The Company currently uses an estimated useful life of wells typically ranging from 20-40 years.  Management continues to periodically evaluate the appropriateness of these assumptions.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2019 (in thousands):

Contractual Obligations	Total	2020	2021	2022
Long-Term Debt Obligations[1]	$—	$—	$—	$—
Operating Lease Obligations	42	42	—	—
Finance Lease Obligations	104	65	39	—
Estimated Interest on Obligations	7	6	1	—
Total	$153	$113	$40	$—

(1)	The credit facility with Prosperity Bank had a zero balance at December 31, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2019 ranged from a low of $46.39 per barrel to a high of $58.60 per barrel.  During the first quarter of 2020, the industry has seen a severe decline in oil commodity pricing from year-end 2019 pricing due to economic conditions worldwide caused by the novel virus outbreak, combined with an oil price war between Saudi Arabia and Russia which is further depressing crude oil pricing.  The Company can operate in the short-term at these depressed levels, but would need to access additional capital should prices continue at these depressed level for an extended period of time.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2019 or 2018 but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2019, the Company had finance leases outstanding of approximately $102,000,  and no amounts owed on its credit facility with Prosperity Bank.  As of December 31, 2019, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at December 31, 2019 was 5.25%.  The Company’s finance leases of $102,000 has fixed interest rates ranging from approximately 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2019 or 2018.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2019, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.	OTHER INFORMATION

On January 2, 2020, 7,436 common shares were issued in the aggregate to the Company’s three directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $3,718 to be recorded during the quarter ended March 31, 2020.

During the first quarter of 2020, there was a global novel virus outbreak that has resulted in changes to global supply and demand of certain mineral and energy products. These changes, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company cannot yet be determined, but they could have a prospective material impact to the Company’s project development activities, cash flows, and liquidity.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	49
Peter E. Salas	Director;	10/8/2002	65
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	65
Michael J. Rugen	Chief Financial Officer;	9/28/2009	59
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	71

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

Richard M. Thon began a career with ARAMARK Corporation in 1987.  ARAMARK is based in Philadelphia, has 280,000 employees worldwide, and provides food services, facilities management, and uniform and career apparel to health care institutions, universities, and businesses in 21 countries.  Mr. Thon served in various capacities in the Corporate Finance Department of ARAMARK culminating with the position of Assistant Treasurer when he retired in June 2002.  His responsibilities included bank credit agreements, public debt issuance, interest rate risk management, foreign subsidiary credit agreements, foreign exchange, letters of credit, insurance finance, off-balance-sheet finance, and real estate and equipment leasing. Prior to joining ARAMARK, Mr. Thon was a Vice President in the International Department of Mellon Bank.  Since his retirement in 2002, Mr. Thon has served in a variety of volunteer charitable and civic activities. Mr. Thon received a B.A. in Economics degree from Yale College in 1977 and a Masters of Business Administration degree in Finance from The Wharton School, University of Pennsylvania in 1979.  Mr. Thon’s experience in the fields of banking and finance directly apply to the business needs of the Company and lead to the conclusion that he will provide significant benefit to the Board and that he is qualified to serve as a Director of the Company.

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

a.
Peter E. Salas, a director of the Company and Chairman of the Board of the Company was the chief executive officer of Boston Restaurant Associates, Inc. when that company filed a Chapter 11 reorganization plan under federal bankruptcy laws on May 20, 2015. The plan of reorganization became effective on August 31, 2015 and Mr. Salas has remained the chief executive officer and sole director of that company since the reorganization.  In addition, Mr. Salas was controlling person of the general partner of Hoactzin Partners, L.P. (“Hoactzin”) when on October 26, 2019 Hoactzin filed a petition under Chapter 11 of the Bankruptcy Code in the Northern District of Texas in Dallas.  On February 12, the proceeding was converted to a Chapter 7 liquidation proceeding.  At the time of this Report, the case was proceeding in due course.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2019, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Audit Committee

During 2019, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE American Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE American Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2019 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

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

Changes in Board Nomination Procedures

In 2019, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and are posted on the Company’s internet website at www.tengasco.com. In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer, other executive officers, and employees whose compensation exceeded $100,000 during fiscal years ended December 31, 2019 and December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2019	199,826	23,507	12,147	8,128	243,608
Chief Financial Officer	2018	184,213	21,821	15,097	7,482	228,613
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2019	91,000	—	—	3,707	94,707
General Counsel	2018	87,050	—	—	3,550	90,600

(2)
The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan and the portion of company-wide group term life insurance premiums allocable to these named executive officers.

(3)	Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013. The bonus and stock award information for Mr. Rugen for 2019 and 2018 represents his compensation for his services as CEO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

No other options were exercised during 2019 or 2018.

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

Compensation and Stock Option Committee

The members of the Compensation/Stock Option Committee during 2019 were Matthew K. Behrent and Richard M. Thon, with Mr. Thon acting as Chairman.  Messrs. Behrent and Thon meet the current independence standards established by the NYSE American Rules to serve on this Committee.

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

The Committee has the authority to retain a compensation consultant or other advisors to assist it in the evaluation of compensation and has the sole authority to approve the fees and other terms of retention of such consultants and advisors and to terminate their services. The Committee did not retain any such consultants or advisors in 2019 or 2018.

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

Board members currently receive fees from the Company for their services as director.   They may also from time to time be granted stock options or common stock under the Tengasco, Inc. Stock Incentive Plan. A separate plan to issue cash and/or shares of stock to independent directors for service on the Board and various committees was authorized by the Board of Directors and approved by the Company’s shareholders. A copy of that separate plan is posted at the Company’s website at www.tengasco.com. However, no award was made to any independent director under that separate plan in Fiscal 2019.

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

DIRECTOR COMPENSATION FOR FISCAL 2019

	Fees earned or paid in cash	Stock awards compensation[4]	Total
Name	($)	($)	($)
Matthew K. Behrent	$15,000	$1,840	$16,840
Richard M. Thon	$15,000	$1,840	$16,840
Peter E. Salas	$15,000	$1,840	$16,840

(4)
The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 11 Stock and Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for information on the relevant valuation assumptions.

As of December 31, 2019, Mr. Behrent held 3,125 unexercised options; Mr. Salas held 3,125 unexercised options; and Mr. Thon held 3,125 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2016, effective with trading on March 24, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who own more than 5% of the Company's common stock as of March 23, 2020 with these computations being based upon 10,666,211 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of March 23, 2020.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	5,296,241	49.7%

(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 23, 2020.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class [7]
Matthew K. Behrent (8)	Director	65,400	Less than 1%
Michael J. Rugen (9)	Chief Executive Officer (interim); Chief Financial Officer	67,816	Less than 1%
Peter E. Salas (10)	Director; Chairman of the Board	5,298,741	49.7%
Cary V. Sorensen (11)	Vice President; General Counsel; Secretary	23,623	Less than 1%
Richard M. Thon (12)	Director	33,500	Less than 1%
All Officers and Directors as a group (13)		5,489,080	51.4%

(6)	Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of March 23, 2020.

(7)
Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 10,666,211 shares of common stock being outstanding as of March 23, 2020.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of March 23, 2020 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 62,900 shares held directly and vested, fully exercisable options to purchase 2,500 shares.

(9)	Consists of 67,816 shares held directly.

(10)
Consists of directly, vested, fully exercisable options to purchase 2,500 shares, 8,000 shares held individually, and 5,288,241 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(11)	Consists of 23,623 shares held directly.

(12)	Consists of 31,000 shares held directly and vested, fully exercisable options to purchase 2,500 shares.

(13)	Consists of 193,339 shares held directly by directors and management, 5,288,241 shares held by Dolphin and vested, and fully exercisable options to purchase 7,500 shares.

Change in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders [14]	9,375	$2.18	273,067
Equity compensation plans not approved by security holders	—	—	—
Total	9,375	$2.18	273,067

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

Certain Transactions

During the 4th quarter of 2018, the Company acquired all of Hoactzin’s working interest in all drilling program wells for $134,690. The acquisition was authorized by the two nonrelated party directors in accordance with the Company’s related party transaction policy, and was made on the same terms offered to all participants and accepted by four of the five drilling program participants other than Hoactzin electing to sell their interest to the Company.  One participant did not accept the Company’s offer to purchase its interest. Other than that acquisition, there have been no material transactions, series of similar transactions or currently proposed transactions entered into during 2019 and 2018 to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

In this Report on Form 10-K for the year ended December 31, 2019, the Company describes two transactions of the type described above, that the Company entered into with Hoactzin in 2007 that remained in existence for a portion of the year in 2018.   Those two transactions are the “net profits agreement” and the “drilling programs”.  In January 2018, the Company sold its methane facility assets, thereby ending the net profits agreement at the Methane Project.  In November 2018, the Company acquired Hoactzin’s interest in the Ten Well Program for $131,290.  As noted above, Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder. These two 2007 transactions between the Company and Hoactzin are described in Item 1, Business.

The approximate dollar value of the amount of Hoactzin’s interest in each of these two 2007 transactions during a portion of 2018 was as follows: (1) Ten Well Program - $33,000 in 2018 (calculated as the total payments attributable to Hoactzin for its program interest); and (2) Net Profits agreement at the Methane Project - $0 in 2018.

In addition to the two 2007 transactions, Hoactzin also owned a drilling program interest in the Company’s “6 Well Program” in Kansas, acquired in 2005 by Hoactzin in exchange for surrender of the Company’s promissory notes given by the Company for borrowings to fund the redemption in 2004 of the Company’s three series of preferred stock, all as previously disclosed.  In November 2018, the Company acquired Hoactzin’s interest in the 6 Well Program for $3,400.  The approximate dollar value of the amount of Hoactzin’s interest in the 6 Well Program was $9,000 in 2018 (calculated as the total payments attributable to Hoactzin for its program interest).  Following the acquisition of all Hoactzin’s drilling program interests in November 2018, there will be no interest of Hoactzin in the ten well or six well drilling programs in any future period.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 in the amount of $159,000.  The Company had recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company had elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  At year-end 2018, the Company has determined that the outstanding balances under these vendor contracts for services or materials provided in 2009 and 2010 were not recoverable against the Company by operation of applicable statutes of limitation or prescription, and consequently, the associated account payable and accounts receivable amounts had been removed from the Company’s balance sheet at December 31, 2018.  This removal resulted in the Company recording other income in 2018 in the amount of $159,000.

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

Director Independence

The Rules of the NYSE American (the “NYSE American Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE American Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE American Rule 803(b)(2)(c).   The Board of Directors has determined that the Company’s directors, Matthew K. Behrent, and Richard M. Thon, are independent as defined by the NYSE American Rules, and that  Matthew K. Behrent and Richard M. Thon are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE American Rules if:

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

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s independent registered public accounting firm, Moss Adams LLP (“Moss Adams”), for the audit of the Company’s annual consolidated financial statements and fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2019 and December 31, 2018.

AUDIT AND NON-AUDIT FEES

	2019	2018
	Moss Adams	Moss Adams

Audit Fees	$122,063	$117,600
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	3,599
Total Fees	$122,063	$121,199

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

All of the 2019 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Moss Adams were compatible with maintaining its independence and concluded they were.

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

10.1
Tengasco, Inc. 2018 Incentive Stock Plan (Incorporated by reference to Appendix A to the Registrant’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on August 27, 2018)

10.2
Amended and Restated Loan Agreement between Tengasco, Inc. and Prosperity Bank, effective March 16, 2017 (Incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2017 filed March 30, 2018).

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

10.6	Management Agreement dated December 18, 2007 between Tengasco, Inc. and Hoactzin Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the 2007 Form 10-K).
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).

23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December 31, 2019
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020

Tengasco, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Chief Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

s/ Matthew K. Behrent	Director	March 30, 2020
Matthew K. Behrent

s/ Peter E. Salas	Director	March 30, 2020
Peter E. Salas

s/ Richard M. Thon	Director	March 30, 2020
Richard M. Thon

s/ Michael J. Rugen	Chief Executive Officer and	March 30, 2020
Michael J. Rugen	Principal Financial Accounting Officer

Tengasco, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2019, and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Tengasco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tengasco, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.

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

Denver Colorado
March 30, 2020

We have served as the Company’s auditor since 2017.

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2019	2018
Assets
Current
Cash and cash equivalents	$3,055	$3,115
Accounts receivable	557	533
Inventory	415	464
Prepaid expenses	247	235
Other current assets	4	—
Total current assets	4,278	4,347
Loan fees, net	4	9
Right of use asset - operating leases	41	—
Oil and gas properties, net (full cost accounting method)	4,385	4,804
Other property and equipment, net	149	190
Accounts receivable - noncurrent	65	130
Other noncurrent assets	—	4
Total assets	$8,922	$9,484

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$269	$132
Accrued liabilities	164	282
Lease liabilities - operating leases - current	41	—
Lease liabilities - finance leases - current	61	—
Current maturities of long-term debt	—	51
Asset retirement obligation - current	75	83
Total current liabilities	610	548
Lease liabilities - finance leases - noncurrent	41	—
Long term debt, less current maturities	—	73
Asset retirement obligation - non current	1,923	2,096
Total liabilities	2,574	2,717
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 100,000,000 Shares; 10,658,775 and 10,639,290 shares issued and outstanding	11	11
Additional paid in capital	58,293	58,276
Accumulated deficit	(51,956)	(51,520)
Total stockholders’ equity	6,348	6,767
Total liabilities and stockholders’ equity	$8,922	$9,484

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2019	2018
Revenues
Oil and gas properties	$4,911	$5,871
Total revenues	4,911	5,871
Cost and expenses
Production costs and taxes	3,398	3,591
Depreciation, depletion, and amortization	716	795
General and administrative	1,302	1,245
Total cost and expenses	5,416	5,631
Net income (loss) from operations	(505)	240
Other income (expense)
Net interest expense	(10)	(5)
Gain on sale of assets	45	33
Other income	6	157
Total other income (expense)	41	185
Income (loss) from operations before income tax	(464)	425
Deferred income tax benefit	28	17
Net income (loss) from continuing operations	(436)	442
Net income from discontinued operations	—	1,127
Net income (loss)	$(436)	$1,569
Net income (loss) per share - basic and fully diluted
Continuing operations	$(0.04)	$0.04
Discontinued operations	$—	$0.11
Shares used in computing earnings per share
Basic and fully diluted	10,651,342	10,628,170

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	10,619,924	$11	$58,253	$(53,089)	$5,175
Net income	—	—	—	1,569	1,569
Compensation expense related to stock issued	19,366	—	23	—	23
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767
Net loss	—	—	—	(436)	(436)
Compensation expense related to stock issued	19,485	—	17	—	17
Balance, December 31, 2019	10,658,775	$11	$58,293	$(51,956)	$6,348

See accompanying Notes to Consolidated Financial Statements

Tengasco, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2019	2018
Operating activities
Net income (loss) from continuing operations	$(436)	$442
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	716	795
Amortization of loan fees-interest expenses	5	4
Accretion of discount on asset retirement obligation	132	141
Gain on asset sales	(45)	(33)
Compensation and services paid in stock / stock options	17	23
Changes in assets and liabilities:
Accounts receivable	41	96
Inventory, prepaid expense, and other assets	(68)	(28)
Accounts payable	63	(58)
Accrued liabilities	(123)	(64)
Settlement on asset retirement obligations	(76)	(25)
Net cash provided by operating activities - continuing operations	226	1,293
Net cash provided by operating activities - discontinued operations	—	44
Net cash provided by operating activities	226	1,337
Investing activities
Additions to oil and gas properties	(437)	(1,011)
Proceeds from sale of oil and gas properties	56	7
Additions to other property & equipment	(2)	(27)
Proceeds from sale of other property & equipment	150	8
Net cash used in investing activities - continuing operations	(233)	(1,023)
Net cash provided by investing activities - discontinued operations	—	2,658
Net cash provided by (used in) investing activities	(233)	1,635
Financing activities
Proceeds from borrowings	—	100
Repayment of borrowings	(53)	(142)
Net cash used in financing activities - continuing operations	(53)	(42)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(53)	(42)
Net change in cash and cash equivalents	(60)	2,930
Cash and cash equivalents, beginning of period	3,115	185
Cash and cash equivalents, end of period	$3,055	$3,115
Supplemental cash flow information:
Cash interest payments	$5	$—
Supplemental non-cash investing and financing activities:
Financed company vehicles	$57	$136
Asset retirement obligations incurred	$12	$7
Revisions to asset retirement obligations	$(187)	$(198)
Capital expenditures included in accounts payable and accrued liabilities	$88	$9

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

The Company’s wholly owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline assets on August 16, 2013.

The Company’s wholly owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas and for the generation of electricity.  The Company sold all its methane facility assets on January 26, 2018.  (See Note 5. Discontinued Operations)

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of all significant intercompany transactions and balances.

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

Electricity from the Company’s methane facility was sold on a long-term contract.  There were no specific volumes of electricity that were required to be delivered under this contract.  Electricity passed through sales meters located at the Carter Valley landfill site, at which time control of the electricity transferred to the purchaser, the Company’s contractual obligation was satisfied, and revenues were recognized.  The Company sold its methane facility and generation assets on January 26, 2018 and therefore will not recognize revenues associated with any sales volumes after that date.  Revenues associated with the methane facility are included in Discontinued Operations. (See Note 5. Discontinued Operations)

The Company operates certain salt water disposal wells, some of which accept water from third parties.  The contracts with the third parties primarily require a flat monthly fee for the third parties to dispose water into the wells.  In some cases, the contract is based on a per barrel charge to dispose water into the wells.  There is no requirement under the contracts for these third parties to use these wells for their water disposal.  If the third parties do dispose water into the Company operated wells in a given month, the Company has met its contractual obligations and revenues are recognized for that month.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018

Crude oil	$4,884	5,840
Saltwater disposal fees	27	31
Total	$4,911	$5,871

There were no natural gas imbalances at December 31, 2019 or 2018.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost component of the oil inventory is calculated using the average quarterly per barrel cost for the quarter ended December 31, 2019 and December 31, 2018.  During 2019 and 2018, the Company included production costs and taxes in its calculation of estimated cost.  The market component is calculated using the average December 2019 and December 2018 oil sales price for the Company’s Kansas properties.  At December 31, 2018, the Company also carried equipment and materials to be used in its Kansas operation and is carried at the lower of cost or market value.  The cost component of the equipment and materials inventory represents the original cost paid for the equipment and materials.  The market component is based on estimated sales value for similar equipment and materials at the end of each year.  In January 2019, the Company sold its equipment inventory for $150,000 and recorded a gain on the sale of the in the amount of $45,000.  At December 31, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Oil – carried at cost	$415	$359
Equipment and materials – carried at market	—	105
Total inventory	$415	$464

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of both December 31, 2019 and 2018.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company performed its ceiling tests during 2019 and 2018, resulting in no impairments of its oil and gas properties.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight-line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $17,000 in 2019 and $23,000 in 2018.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No allowance was recorded at December 31, 2019 and 2018.  At December 31, 2019 and 2018, accounts receivable consisted of the following (in thousands):

	December 31,
	2019	2018
Revenue	$415	$396
Tax	65	129
Joint interest	77	8
Accounts receivable - current	$557	$533

Tax - noncurrent	$65	$130

At December 31, 2019 and December 31, 2018, the Company recorded a tax related non-current receivable in the amount of $65,000 and $130,000, respectively.  (See Note 13. Income Taxes)

Income Taxes

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

Revenue from the top two purchasers accounted for 87.7% and 11.8% of total revenues for year ended December 31, 2019.  Revenue from the top two purchasers accounted for 85.6% and 13.8% of total revenues for year ended December 31, 2018.  As of December 31, 2019 and 2018, two of the Company’s oil purchasers accounted for 86.0% and 93.2%, respectively of accounts receivable, of which one oil purchaser accounted for 76.9% and 84.4%, respectively.

The amounts above exclude revenues and accounts receivable associated with Discontinued Operations.  (see Note 5. Discontinued Operations)

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	For the years ended December 31,
	2019	2018
Income (numerator):
Net income (loss) from continuing operations	$(436)	$442
Net income from discontinued operations	—	1,127
Weighted average shares (denominator):
Weighted average shares - basic	10,651,342	10,628,170
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares - dilutive	10,651,342	10,628,170
Income (loss) per share – Basic and Dilutive:
Continuing operations	$(0.04)	$0.04
Discontinued operations	$—	$0.11

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities, lease liabilities, and long-term debt approximates fair value as of December 31, 2019 and 2018.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2019 and 2018, the Company did not have any open derivatives.

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

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Related Party Transactions

On September 17, 2007, Hoactzin Partners, L.P. (“Hoactzin”) subscribed to a drilling program offered by the Company consisting of wells to be drilled on the Company’s Kansas Properties (the “Program”).  Peter E. Salas, the Chairman of the Board of Directors of the Company, is the controlling person of Hoactzin and of Dolphin Offshore Partners, L.P., the Company’s largest shareholder.  Hoactzin was also conveyed a net profits interest in the MMC facility at the Carter Valley municipal solid waste landfill owned and operated by Republic Services, Inc. in Church Hill, Tennessee where the Company installed a propriety combination of advanced gas treatment technology to extract the methane component of the purchased gas stream (the “Methane Project”).  The net profits interest owned by Hoactzin during 2017 was 7.5% of the net profits as defined by agreement and took into account specific costs and expenses as well as gross gas revenues for the project.  As a result of the startup costs, monthly operating expenses, and gas production levels experienced, no net profits as defined were realized during the period from the project startup in April, 2009 through January 26, 2018, the date the Company sold the Methane Project to a third party, for payment to Hoactzin under the net profits interest.  In addition, during Company during the 4th quarter of 2018, the Company acquired all of Hoactzin’s working interest in the drilling program wells for $134,690.

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

As operator during the term of the Management Agreement that expired in 2012, the Company routinely contracted in its name for goods and services with vendors in connection with its operation of the Hoactzin properties.  In practice, Hoactzin directly paid these invoices for goods and services that were contracted in the Company’s name.  As a result of the operations performed by Hoactzin in late 2009 and 2010, Hoactzin had significant past due balances to several vendors, a portion of which were included on the Company’s balance sheet.  Payables related to these past due and ongoing operations remained outstanding at December 31, 2017 in the amount of $159,000.  The Company had recorded the Hoactzin-related payables and the corresponding receivable from Hoactzin as of December 31, 2017 in its Consolidated Balance Sheets under “Accounts payable – other” and “Accounts receivable – related party”.  However, Hoactzin had not made payments to reduce the $159,000 of past due balances from 2009 and 2010 since the second quarter of 2012.  Based on these circumstances, the Company had elected to establish an allowance in the amount of $159,000 for the balances outstanding at December 31, 2017.  This allowance was recorded in the Company’s Consolidated Balance Sheets under “Accounts receivable – related party”.  At year-end 2018, the Company had determined that the outstanding balances under these vendor contracts for services or materials provided in 2009 and 2010 were not recoverable against the Company by operation of applicable statutes of limitation or prescription, and consequently, the associated accounts payable and accounts receivable amounts had been removed from the Company’s balance sheet at December 31, 2018.  This removal resulted in the Company recording other income in 2018 in the amount of $159,000.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2019	2018
Oil and gas properties	$6,751	$6,503
Unevaluated properties	—	23
Accumulated depreciation, depletion and amortization	(2,366)	(1,722)
Oil and gas properties, net	$4,385	$4,804

During the years ended December 31, 2019 and 2018, the Company recorded depletion expense of $637,000 and $722,000, respectively.

5. Discontinued Operations

The following table sets forth information concerning Discontinued Operations: (in thousands):

	For the years ended December 31,
	2019	2018
Revenues	$—	$6
Production costs and taxes	—	(40)
Depreciation, depletion, and amortization	—	(4)
Interest income	—	—
Gain on sale of assets	—	1,165
Deferred income tax benefit	—	—
Net income from discontinued operations	$—	$1,127

The Discontinued Operations are related to the Manufactured Methane facilities.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018 for $2.65 million.

6. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2019: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Vehicles	2-3 yrs	295	146	149
Other	5-7 yrs	83	83	—
Total		$378	$229	$149

Other property and equipment consisted of the following as of December 31, 2018: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Vehicles	2-3 years	293	103	190
Other	5-7 years	83	83	—
Total		$376	$186	$190

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $79,000 and $73,000, respectively.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Long-Term Debt

Long-term debt consisted of the following: (in thousands)

	December 31,
	2019	2018
Note payable to a bank, with interest only payment until maturity.	$—	$—

Installment notes bearing interest at the rate of 5.0% to 6.5% per annum collateralized by vehicles with monthly payments including interest, insurance and maintenance of approximately $10	—	124
Total long-term debt	—	124
Less current maturities	—	(51)
Long-term debt, less current maturities	$—	$73

Future debt payments to unrelated entities as of December 31, 2019 consisted of the following: (in thousands)

	2020	2021	2022	Total
Bank Credit Facility	$—	$—	$—	$—
Total	$—	$—	$—	$—

At December 31, 2019, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2019, the Company’s borrowing base was $4 million, subject to a credit limit based on current covenants of approximately $1.97 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At December 31, 2019, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2019, the interest rate on this credit facility was 5.25%.  The Company was in compliance with all covenants as of December 31, 2019.

On November 20, 2019, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the credit limit based on current covenants to approximately $1.97 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 5.25% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.

The Company had zero borrowings under the facility at December 31, 2019 and December 31, 2018.  The next borrowing base review will take place in April 2020.

Lease Liabilities

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842).  We first determine if a contract is a lease at inception of the arrangement.  To the extent that we determine an arrangement represents a lease, we then classify that lease as an operating lease or a finance lease.  As of January 1, 2019, the Company capitalizes its operating leases on the Consolidated Balance Sheet as a right of use asset and a corresponding lease liability.  The Company also capitalizes its finance leases on the Consolidated Balance Sheet as other property and equipment and a corresponding lease liability.  The right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.  Short term leases that have an initial term of one year or less are not capitalized unless the Company intends to renew the lease to extend the initial term past one year.

We lease certain office space, a storage yard, and field vehicles to support our operations.  A more detailed description of the Company’s lease types is included below.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Office and Storage Yard

The Company maintains an office to support its corporate operations.  This office agreement is with a third party and was structured with a 39 month initial term beginning on June 1, 2017 and expiring on August 31, 2020.  The Company had the option to renew the lease for 36 additional months by providing to the Landlord written notice of intent to exercise the renewal not less than nine months prior to expiration of the initial term.  As of December 31, 2019, the Company had not exercised this option to renew.  The Company’s corporate office lease is classified as an operating lease.

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

Components of lease costs for the years December 31, 2019 and 2018 (in thousands):

		For the years ended December 31,
	Income Statement Account	2019	2018

Operating lease cost:
	Production costs and taxes	$13	$—
	General and administrative	49	—
Total operating lease cost		$62	$—

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$79	$—
Interest on lease liabilities	Net interest expense	5	—
Total finance lease cost		$84	$—

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental lease related cash flow information for the years December 31, 2019 and 2018 (in thousands):

	For the years ended December 31,
	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$—
Operating cash flows from finance leases	5	—
Finance cash flows from finance leases	$53	$—

Right of use assets obtained in exchange for lease obligations:
Operating leases	$98	$—

Supplemental lease related balance sheet information as of December 31, 2019 and December 31, 2018 (in thousands):

	Balance Sheet as of December 31,
	2019	2018

Operating Leases:

Right of use asset - operating leases	$41	$—

Lease liabilities - current	$41	$—
Lease liabilities - noncurrent	—	—
Total operating lease liabilities	$41	$—

Finance Leases:

Other property and equipment, gross	$295	$—
Accumulated depreciation	(146)	—
Other property and equipment, net	$149	$—

Lease liabilities - current	$61	$—
Lease liabilities - noncurrent	41	—
Total finance lease liabilities	$102	$—

Weighted average remaining lease term and discount rate as of December 31, 2019:

	Operating Leases	Finance Leases

Weighted average remaining lease term	0.7 years	0.9 years
Weighted average discount rate	6.0%	5.6%

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturity of lease liabilities as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases

2020	42	65
2021	—	39
Total lease payments	42	104
Less imputed interest	(1)	(2)
Total	$41	$102

8. Liquidity

During 2020, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility depending on the borrowing base and credit limit.  Because of the drop in oil prices during the first quarter of 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA covenants, or a change in the covenants, until such time as prices improve.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

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

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through December 31, 2019, the reductions were approximately $377,000.  Of the $377,000, approximately $49,000 will be paid in the Company’s common stock.  The $49,000 value represents approximately 100,000 common share valued at $0.49 per share which represents the closing price on December 31, 2019.  The Company has not accrued any liabilities associated with these compensation reductions.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities, lease liabilities, and long-term debt in our balance sheet approximates fair value as of December 31, 2019 and December 31, 2018.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2018 and 2019 (in thousands):

Balance December 31, 2017	$2,270

Accretion expense	141
Liabilities incurred	7
Liabilities settled	(41)
Revisions in estimated liabilities	(198)
Balance December 31, 2018	$2,179

Accretion expense	132
Liabilities incurred	12
Liabilities settled	(83)
Liabilities sold properties	(55)
Revisions in estimated liabilities	(187)
Balance December 31, 2019	$1,998

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

In August 2018, the Tengasco, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) was adopted to continue to provide an incentive to key employees, officers, directors, and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The 2018 Plan contains the same substantive terms as the Company’s previous stock incentive plan adopted in October 2000 and thereafter amended until its expiration on January 10, 2018.  The 2018 Plan provided an aggregate number of shares for which shares, options, and stock appreciation rights may be issued equal to the number of shares that had been available for issuance in the previous plan upon expiration.  The 2018 Plan was approved by a majority of the Company’s shareholders acting on written consents and the shares thereunder were subject to Registration Statement on Form S-8 filed August 27, 2018.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity in 2019 and 2018:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	16,875	$3.18	30,000	$3.73
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired/cancelled	(7,500)	$4.43	(13,125)	$4.43
Outstanding, end of year	9,375	$2.18	16,875	$3.18
Exercisable, end of year	9,375	$2.18	16,875	$3.18

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$2.50	1,875	—	1,875
$2.30	1,875	0.2	1,875
$2.70	1,875	0.5	1,875
$2.20	1,875	0.8	1,875
$1.20	1,875	1.0	1,875
	9,375		9,375

During 2019 and 2018, the Company issued no additional options to any of the three non-executive directors.

In addition, during 2019, the Company issued 19,485 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options and vested immediately.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO and vested immediately.  The company recorded compensation expense of approximately $17,000 as a result of the stock issuances.  In addition, during 2018, the Company issued 19,366 shares of common stock to the Directors and to the CEO.  The shares issued to Directors was in lieu of stock options and vested immediately.  The shares issued to the CEO was in lieu of a portion of the quarterly cash payment paid for service as the Company’s CEO and vested immediately.  The company recorded compensation expense of approximately $23,000 as a result of the stock issuances.

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

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Rights, unless extended by the Board of Directors originally scheduled to expire prior to the earlier of March 16, 2020; or a date the Board of Directors determines by resolution in its business judgment that the Agreement is no longer necessary or appropriate; or in certain other specified circumstances.  On March 16, 2020 the Board of Directors by unanimous resolution acting with meeting determined to extend the expiration date of the Rights Agreement to March 16, 2021 as expressly contemplated by the Rights Agreement.

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

13. Income Taxes

The Company did not have taxable income for the years ended December 31, 2019, and 2018.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2019	Total
Statutory rate	21%
Tax (benefit) expense at statutory rate	$(99)
State income tax (benefit) expense	321
Permanent difference	—
Return to provision	(40)
Stock Compensation Tax Deficit - ASU 2016-09	4
2019 NOL Expiration	557
Net change in deferred tax asset valuation allowance	(771)
Total income tax provision (benefit)	$(28)

Year Ended December 31, 2018	Total
Statutory rate	21%
Tax (benefit) expense at statutory rate	$326
State income tax (benefit) expense	95
Permanent difference	1
Return to provision	152
Net change in deferred tax asset valuation allowance	(591)
Total income tax provision (benefit)	$(17)

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

At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.8 million, of which $31.5 million expires between 2020 and 2037 which can offset 100% of taxable income and $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $65,000 at December 31, 2019 and $130,000 at 2018.  In 2018, the Company released a portion of the allowance related to its Minimum Tax Credit (“MTC”) as a result of the 2017 Tax Act.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  The Company recorded a full allowance against the deferred tax asset net of the AMT credit at December 31, 2018 primarily due to cumulative losses incurred during the 3 years ended December 31, 2018. The total valuation allowance December 31, 2019 was $10.7 million, and $11.5 million at December 31, 2018.

Our open tax years include all returns filed for 2016 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018.  The Company has approximately $130,000 in refundable credits, and it expects that a substantial portion will be refunded between 2019 and 2021.  As 50% of the credit will be refunded when we file the 2019 tax return, this amount is recorded as a current accounts receivable on the Balance Sheet at December 31, 2019, with balance of this refund recorded as a non-current accounts receivable.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2019	2018
Net deferred tax assets (liabilities):
Net operating loss carryforwards	$9,119	$9,675
Oil and gas properties	1,054	1,327
Property, Plant and Equipment	(5)	(163)
Asset retirement obligation	500	592
Tax credits	65	130
Miscellaneous	36	45
Valuation allowance	(10,704)	(11,476)

Net deferred tax asset	$65	$130

14. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,171	$1,390	$1,215	$1,135
Net income (loss) from continuing operations	(96)	9	(182)	(167)
Income (loss) per common share from continuing operations	$(0.01)	$0.00	$(0.02)	$(0.01)

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Year Ended 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,367	$1,475	$1,654	$1,375
Net income (loss) from continuing operations	133	99	298	(88)
Income (loss) per common share from continuing operations	$0.01	$0.01	$0.03	$(0.01)

15. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Proved oil and gas properties	$6,751	$6,503
Unproved properties	—	23
Total proved and unproved oil and gas properties	$6,751	$6,526
Less accumulated depreciation, depletion and amortization	(2,366)	(1,722)
Net oil and gas properties	$4,385	$4,804

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2019	2018
Property acquisitions proved	$—	$164
Property acquisitions unproved	14	23
Exploration cost	491	590
Development cost	7	243
Total	$512	$1,020

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2019	2018
Revenues	$4,911	$5,871
Production costs and taxes	(3,398)	(3,591)
Depreciation, depletion and amortization	(637)	(722)
Income from oil and gas producing activities	$876	$1,558

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2017, 2018 and 2019.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2017	870	—	870
Revisions of previous estimates	223	—	223
Improved recovery	—	—	—
Purchase of reserves in place	13	—	13
Extensions and discoveries	86	—	86
Production	(98)	—	(98)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2018	1,094	—	1,094
Revisions of previous estimates	(203)	—	(203)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	8	—	8
Production	(94)	—	(94)
Sales of reserves in place	(2)	—	(2)
Proved reserves at December 31, 2019	803	—	803

Proved developed reserves at:
December 31, 2017	832	—	832
December 31, 2018	976	—	976
December 31, 2019	803	—	803

Proved undeveloped reserves at:
December 31, 2017	38	—	38
December 31, 2018	118	—	118
December 31, 2019	—	—	—

The Company’s Proved Undeveloped Reserves at December 31, 2018 included 7 locations and at December 31, 2017 included 3 locations, and no locations at December 31, 2019.  During 2019, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during 2019.

Tengasco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table identifies the Company’s net proved reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2019			Year Ended 12/31/2018			Year Ended 12/31/2017
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$8,365	—	$8,365	$13,976	—	$13,976	$8,170	—	$8,170
Proved developed producing reserves (PDP)	$7,592	—	$7,592	$12,534	—	$12,534	$7,065	—	$7,065
% of PDP reserves to total proved reserves	91%	—	91%	90%	—	90%	87%	—	87%
Proved developed non-producing reserves	$773	—	$773	$739	—	$739	$1,082	—	$1,082
% of PDNP reserves to total proved reserves	9%	—	9%	5%	—	5%	13%	—	13%
Proved undeveloped reserves (PUD)	$—	—	$—	$703	—	$703	$23	—	$23
% of PUD reserves to total proved reserves	—	—	—	5%	—	5%	—	—	—

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2019	2018	2017
Future cash inflows	$40,655	$65,871	$39,889
Future production costs and taxes	(24,829)	(35,877)	(23,343)
Future development costs	(542)	(2,833)	(1,586)
Future income tax expenses	—	—	—
Future net cash flows	15,284	27,161	14,960

Discount at 10% for timing of cash flows	(6,919)	(13,185)	(6,790)
Standardized measure of discounted future net cash flows	$8,365	$13,976	$8,170

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$13,976	$8,170	$5,815
Sales, net of production costs and taxes	(1,646)	(2,611)	(1,239)
Discoveries and extensions, net of costs	154	798	123
Purchase of reserves in place	—	143	—
Sale of reserves in place	(26)	—	—
Net changes in prices and production costs	(3,348)	4,304	1,780
Revisions of quantity estimates	(3,058)	2,180	1,611
Previously estimated development cost incurred during the year	—	210	—
Changes in future development costs	1,016	78	(228)
Changes in timing and other	86	(4)	(164)
Accretion of discount	1,211	708	472
Net change in income taxes	—	—	—
Balance, end of year	$8,365	$13,976	$8,170

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2019, 2018, and 2017 were $50.65, and $60.21, and $45.83 per barrel of oil, respectively.  The Company’s proved reserves as of December 31, 2019, 2018 and 2017 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion, or any indirect cost such as general corporate overhead or interest expense.

16. Subsequent Events

On January 2, 2020, 7,436 common shares were issued in the aggregate to the Company’s three directors and CFO and interim CEO.  This issuance will result in compensation expense of approximately $3,718 to be recorded during the quarter ended March 31, 2020.

During the first quarter of 2020, there was a global novel virus outbreak that has resulted in changes to global supply and demand of certain mineral and energy products. These changes, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company cannot yet be determined, but they could have a prospective material impact to the Company’s project development activities, cash flows, and liquidity.