Form 10-Q
period 2020-03-31
TENGASCO INC
filed 2020-05-14
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,673,539 common shares at May 11, 2020.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets

Current
Cash and cash equivalents	$3,140	$3,055
Accounts receivable	372	557
Inventory	271	415
Prepaid expenses	199	247
Other current assets	4	4
Total current assets	3,986	4,278
Loan fees, net	4	4
Right of use asset - operating leases	26	41
Oil and gas properties, net (full cost accounting method)	4,192	4,385
Other property and equipment, net	121	149
Accounts receivable - noncurrent	—	65
Total assets	$8,329	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$132	$269
Accrued liabilities	282	164
Lease liabilities - operating leases - current	26	41
Lease liabilities - finance leases - current	56	61
Asset retirement obligation - current	75	75
Total current liabilities	571	610
Lease liabilities - finance leases - noncurrent	26	41
Asset retirement obligation - noncurrent	1,907	1,923
Total liabilities	2,504	2,574
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 10,666,211 and 10,658,775 shares issued and outstanding	11	11
Additional paid–in capital	58,297	58,293
Accumulated deficit	(52,483)	(51,956)
Total stockholders’ equity	5,825	6,348
Total liabilities and stockholders’ equity	$8,329	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Oil and gas properties	$963	$1,171
Total revenues	963	1,171
Cost and expenses
Production costs and taxes	964	779
Depreciation, depletion, and amortization	160	184
General and administrative	366	346
Total cost and expenses	1,490	1,309
Net loss from operations	(527)	(138)
Other income (expense)
Interest expense	(2)	(3)
Gain on sale of assets	2	45
Total other income	—	42
Net loss from operations before income tax	(527)	(96)
Deferred income tax benefit (expense)	—	—
Net loss	$(527)	$(96)
Net loss per share
Basic and fully diluted	$(0.05)	$(0.01)
Shares used in computing earnings per share
Basic and fully diluted	10,666,129	10,644,197

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(527)	$(96)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	160	184
Amortization of loan fees-interest expense	—	2
Accretion on asset retirement obligation	31	35
Gain on asset sales	(2)	(45)
Stock based compensation	4	4
Changes in assets and liabilities:
Accounts receivable	250	(75)
Inventory and other assets	192	(55)
Accounts payable	(54)	50
Accrued and other current liabilities	123	(15)
Settlement on asset retirement obligation	(3)	(7)
Net cash provided by (used in) operating activities	174	(18)
Investing activities
Additions to oil and gas properties	(96)	(11)
Proceeds from sale of oil and gas properties	20	—
Additions to other property and equipment	(5)	—
Proceeds from sale of materials inventory	—	150
Net cash provided by (used in) investing activities	(81)	139
Financing activities
Repayments of borrowings	(8)	(12)
Proceeds from borrowings	—	—
Net cash used in financing activities	(8)	(12)
Net change in cash and cash equivalents	85	109
Cash and cash equivalents, beginning of period	3,055	3,115
Cash and cash equivalents, end of period	$3,140	$3,224
Supplemental cash flow information:
Cash interest payments	$2	$1
Supplemental non-cash investing and financing activities:
Financed company vehicles	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Changes in Stockholders' Equity
(unaudited)
(In thousands, except per share and share data)

Three Months Ended March 31, 2020:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	10,658,775	$11	$58,293	$(51,956)	$6,348

Net loss	—	—	—	(527)	(527)
Compensation expense related to stock issued	7,436	—	4	—	4

Balance, March 31, 2020	10,666,211	$11	$58,297	$(52,483)	$5,825

Three Months Ended March 31, 2019:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

Net loss	—	—	—	(96)	(96)
Compensation expense related to stock issued	4,962	—	4	—	4

Balance, March 31, 2019	10,644,252	$11	$58,280	$(51,616)	$6,675

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and March 31, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the disaggregated revenue by commodity for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Crude oil	$959	$1,164
Saltwater disposal fees	4	7
Total	$963	$1,171

There were no natural gas imbalances at March 31, 2020 or December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost value component of the oil inventory is calculated using the average cost per barrel for the three months ended March 31, 2020 and December 31, 2019.  These costs include production costs and taxes.  At December 31, 2019, the cost component was used to value oil inventory.  The market value component is calculated using the average March 2020 and December 2019 oil sales prices received by the Company.  At March 31, 2020, the market component was used to value oil inventory.  At March 31, 2020 and December 31, 2019, inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Oil – carried at lower of cost or market	$271	$415
Total inventory	$271	$415

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of March 31, 2020 and at December 31, 2019.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the three months ended March 31, 2020 and 2019.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. There was no allowance recorded at March 31, 2020 or December 31, 2019.

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	March 31, 2020	December 31, 2019
Revenue	$211	$415
Tax	130	65
Joint interest	31	77
Accounts receivable - current	$372	$557

Tax - noncurrent	$—	$65

At March 31, 2020 and December 31, 2019, the Company recorded a tax related current receivable of $130,000 and $65,000, respectively, and a tax related non-current receivable of $0 and $65,000, respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act) was enacted in response to the COVID-19 pandemic.  The Cares Act, among other things, accelerated the Company’s ability to recover refundable AMT credits to 2018 and 2019.  As a result, the Company has reclassified the $65,000 of the remaining noncurrent AMT credit carryforwards from a noncurrent receivable to a current receivable as the Company expects to recover the refundable AMT credits when it files its 2019 tax return.  (See Note (2) Income Taxes)

(2)  Income Taxes

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

At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.8 million, of which $31.5 million expires between 2020 and 2037 which can offset 100% of taxable income and $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $0 at March 31, 2020 and $65,000 at December 31, 2019.  The Company recorded an allowance on the remaining deferred tax asset at March 31, 2020 and December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  There were no recorded unrecognized tax benefits at March 31, 2020 and December 31, 2019.

(3) Capital Stock

Common Stock

On January 2, 2020, the Company issued 7,436 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

On April 2, 2020, the Company issued 7,328 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

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

The Rights, unless extended by the Board of Directors will expire prior to the earlier of March 16, 2020; or a date the Board of Directors determines by resolution in its business judgment that the Agreement is no longer necessary or appropriate; or in certain other specified circumstances.  On March 16, 2020 the Board of Directors by unanimous resolution acting without meeting determined to extend the expiration date of the Rights Agreement to March 16, 2021 as expressly contemplated by the Rights Agreement.

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

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(4)  Earnings per Common Share

We report basic earnings per common share, which exclude the effect of potentially dilutive securities, and diluted earnings per common share which include the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share (in thousands except for share and per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Income (numerator):
Net loss	$(527)	$(96)
Weighted average shares (denominator):
Weighted average shares – basic	10,666,129	10,644,197
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares – dilutive	10,666,129	10,644,197
Loss per share:
Basic and fully diluted	$(0.05)	$(0.01)

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter were excluded from diluted shares as they would have been anti-dilutive.  In addition, the shares that would be issued to employees and Company directors if the thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel have also been excluded from this calculation.  (See Note (10) Commitments and Contingencies)

(5)  Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	March 31, 2020	December 31, 2019
Oil and gas properties	$6,697	$6,751
Unevaluated properties	—	—
Accumulated depreciation, depletion, and amortization	(2,505)	(2,366)
Oil and gas properties, net	$4,192	$4,385

The Company recorded depletion expense of $142,000 and $163,000 for the three months ended March 31, 2020 and 2019, respectively.  During the three months ended March 31, 2020 and 2019, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $2,000 loss on asset retirement obligations and a $7,000 loss on asset retirement obligations, respectively.

(6)  Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the three months ended March 31, 2020 (in thousands):

Balance December 31, 2019	$1,998
Accretion expense	31
Liabilities incurred	—
Liabilities settled	(47)
Liabilities relieved - sold properties	—
Balance March 31, 2020	$1,982

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(7)  Long-Term Debt and Lease Liabilities

Long Term Debt

At March 31, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2020, the Company’s borrowing base was $4 million, subject to a credit limit based on current covenants of $1.97 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended March 31, 2020.  The Company had no outstanding borrowing under the facility as of March 31, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at March 31, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended March 31, 2020.

During April 2020, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the borrowing base to $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 3.75% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.  The next borrowing base review will take place in July 2020.

 During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company may apply for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.

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

Components of lease costs for the three months ended March 31, 2020 and 2019 (in thousands):

		Period Ended
		Three Months	Three Months
	Statement of Operations Account	March 31, 2020	March 31, 2019

Operating lease cost:
	Production costs and taxes	$3	$3
	General and administrative	12	12
Total operating lease cost		$15	$15

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$18	$21
Interest on lease liabilities	Net interest expense	2	1
Total finance lease cost		$20	$22

Supplemental lease related cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Period Ended
	Three Months March 31, 2020	Three Months March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$15
Operating cash flows from finance leases	2	1
Finance cash flows from finance leases	8	12

Right of use assets obtained in exchange for lease obligations:
Operating leases		98

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental lease related balance sheet information as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance Sheet as of
	March 31, 2020	December 31, 2019

Operating Leases:

Right of use asset - operating leases	$26	$41

Lease liabilities - current	$26	$41
Lease liabilities - noncurrent	—	—
Total operating lease liabilities	$26	$41

Finance Leases:

Other property and equipment, gross	$264	$295
Accumulated depreciation	(143)	(146)
Other property and equipment, net	$121	$149

Lease liabilities - current	$56	$61
Lease liabilities - noncurrent	26	41
Total finance lease liabilities	$82	$102

Weighted average remaining lease term and discount rate as of March 31, 2020:

	Operating Leases	Finance Leases

Weighted average remaining lease term	0.4 years	0.9 years
Weighted average discount rate	6.0%	5.6%

Maturity of lease liabilities as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases

2020	$26	$44
2021	—	39
Total lease payments	26	83
Less imputed interest	—	(1)
Total	$26	$82

(8)  Liquidity

Through May 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility depending on the borrowing base and credit limit.  Because of the drop in oil prices during the first and second quarters of 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants, or a change in the covenants, until such time as prices improve.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Tengasco, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(9)  Fair Value Measurements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long-term debt in our balance sheet approximates fair value as of March 31, 2020 and December 31, 2019.

(10)  Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2020, the reductions were approximately $373,000.  Of the $373,000, approximately $45,000 would be paid in the Company’s common stock.  The $45,000 value represents approximately 100,000 common shares valued at $0.45 per share which represents the closing price on March 31, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

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

Results of Operations and Financial Condition

During the first three months of 2020, 31.6 MBbl gross of oil were sold from the Company’s properties.  Of the 31.6 MBbl sold, 23.4 MBbl were net to the Company after required payments to all of the royalty interests and the one remaining drilling program participant.  The Company’s net sales from its properties during the first three months of 2020 of 23.4 MBbl of oil compares to net sales of 23.4 MBbl of oil during the first three months of 2019.  The Company’s net revenue from its oil and gas properties was $963,000 during the first three months of 2019 compared to $1.2 million during the first three months of 2019.  This decrease in net revenue was primarily due to an $8.82 per barrel decrease in the average oil price from $49.88 per barrel during the first three months of 2019 to $41.06 per barrel during the first three months of 2020.

Comparison of the Quarters Ended March 31, 2020 and 2019

The Company reported a net loss of $(527,000) or $(0.05) per share of common stock during the first quarter of 2020 compared to a net loss of $(96,000) or $(0.01) per share of common stock during the first quarter of 2019.  The $431,000 decrease in net income was primarily due to an $208,000 decrease in revenues, a $185,000 increase in production costs and taxes, and a $43,000 decrease in gain on sale of assets.

The Company recognized $963,000 in revenues during the first quarter of 2020 compared to $1.2 million during the first quarter of 2019. The $208,000 decrease in net revenues was primarily due to a $8.82 per barrel decrease in the average oil price from $49.88 per barrel during the first quarter of 2019 to $41.06 per barrel during the first quarter of 2020.

Production costs and taxes increased $185,000 from $779,000 during the first quarter of 2019 to $964,000 during the first quarter of 2020.  This increase was primarily due to a change in the oil inventory adjustment.

Gain on sale of assets decreased $43,000 from $45,000 during the first quarter of 2019 to $2,000 during the first quarter of 2020.  This decrease was primarily related to gain on sale of equipment inventory to a third party during the first quarter of 2019.

Liquidity and Capital Resources

At March 31, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of March 31, 2020, the Company’s borrowing base was $4 million, subject to a credit limit based on current covenants of $1.97 million.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At March 31, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At March 31, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended March 31, 2020.  The Company had no outstanding borrowing under the facility as of March 31, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at March 31, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended March 31, 2020.

During April 2020, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the borrowing base to $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 3.75% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.  The next borrowing base review will take place in July 2020.

During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company may apply for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.  However, the Company anticipates that it will be eligible for forgiveness of the entire loan amount as the proceeds will be used for eligible expenses.

Net cash provided operating activities was $174,000 during the first three months of 2020 compared to $(18,000) used in operating activities during the first three months of 2019.  Cash flow provided by working capital was $508,000 during the first three months of 2020 compared to $(102,000) used in working capital during the first three months of 2019. The $192,000 increase in cash provided by operating activities was primarily due to a $610,000 increase in cash flow provided by working capital, partially offset by the $208,000 decrease in revenues, and the $185,000 increase in production cost and taxes.  Net cash provided used in investing activities was $(81,000) during the first three months of 2020 compared to $139,000 provided by investing activities during the first three months of 2019.  This decrease in cash flow provided by investing activities was primarily due to proceeds from the sale of equipment inventory to a third party during the first three months of 2019 and drilling costs paid during the first three months of 2020.  Cash flow used in financing activities during the first three months of 2020 was $(8,000) compared to $(12,000) used in financing activities during the first three months of 2019.

Through May 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility depending on the borrowing base and credit limit.  Because of the drop in oil prices during the first and second quarters of 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants, or a change in the covenants, until such time as prices improve.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations

Critical Accounting Policies

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842).

Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through March 31, 2020, the reductions were approximately $373,000.  Of the $373,000, approximately $45,000 would be paid in the Company’s common stock.  The $45,000 value represents approximately 100,000 common shares valued at $0.45 per share which represents the closing price on March 31, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

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

The borrowing base under the Company’s revolving credit facility will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices. Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.  If cash flow from operations or the Company’s borrowing base decreases for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.  As a result, the Company’s ability to replace naturally declining production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  Because of the drop in oil prices during the first and second quarters of 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants, or a change in the covenants, until such time as prices improve.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first three months of 2020 ranged from a low of $27.31 per barrel to a high of $53.04 per barrel.  The Company anticipates a continued reduction in average oil prices during the second quarter of 2020.

As of March 31, 2020 and December 31, 2019, the Company had no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At March 31, 2020, the Company had balances on financing leases outstanding of approximately $82,000, and no balance owed on its credit facility with Prosperity Bank.  As of March 31, 2020, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at March 31, 2020 was 3.75%.  The Company’s financing leases of $82,000 have fixed interest rates ranging from 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of March 31, 2020.  The Company did not have any open derivative contracts relating to interest rates at March 31, 2020 or December 31, 2019.

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

Changes in Internal Controls

During the three months ended March 31, 2020, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 which is incorporated by this reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

3.1	Item 1A Risk Factors (incorporated by reference to Item 1A in the registrant’s Annual Report on Form 10-K for the period ended December 31, 2019 filed on March 30, 2020).
31*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  May 14, 2020

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer