Form 10-Q
period 2020-06-30
TENGASCO INC
filed 2020-08-13
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,680,050 common shares at August 10, 2020.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets

Current
Cash and cash equivalents	$2,710	$3,055
Accounts receivable	422	557
Inventory	293	415
Prepaid expenses	177	247
Other current assets	—	4
Total current assets	3,602	4,278
Loan fees, net	3	4
Right of use asset - operating leases	73	41
Oil and gas properties, net (full cost accounting method)	4,045	4,385
Other property and equipment, net	126	149
Accounts receivable - noncurrent	—	65
Other noncurrent assets	4	—
Total assets	$7,853	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$113	$269
Accrued liabilities	127	164
Lease liabilities - operating leases - current	62	41
Lease liabilities - finance leases - current	59	61
Current maturities long-term debt	64	—
Asset retirement obligation - current	75	75
Total current liabilities	500	610
Lease liabilities - finance leases - noncurrent	30	41
Lease liabilities - operating leases - noncurrent	11	—
Long-term debt, less current maturities	102	—
Asset retirement obligation - noncurrent	1,936	1,923
Total liabilities	2,579	2,574
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 10,673,539 and 10,658,775 shares issued and outstanding	11	11
Additional paid–in capital	58,300	58,293
Accumulated deficit	(53,037)	(51,956)
Total stockholders’ equity	5,274	6,348
Total liabilities and stockholders’ equity	$7,853	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil and gas properties	$563	$1,390	$1,526	$2,562
Total revenues	563	1,390	1,526	2,562
Cost and expenses
Production costs and taxes	689	912	1,652	1,691
Depreciation, depletion, and amortization	155	196	315	380
General and administrative	272	269	639	616
Total cost and expenses	1,116	1,377	2,606	2,687
Net income (loss) from operations	(553)	13	(1,080)	(125)
Other income (expense)
Interest expense	(2)	(3)	(4)	(6)
Gain (loss) on sale of assets	1	(1)	3	44
Total other income (expense)	(1)	(4)	(1)	38
Net loss from operations before income tax	(554)	9	(1,081)	(87)
Deferred income tax benefit (expense)	—	—	—	—
Net income (loss)	$(554)	$9	$(1,081)	$(87)
Net income (loss) per share
Basic and fully diluted	$(0.05)	$—	$(0.10)	$(0.01)
Shares used in computing earnings per share
Basic and fully diluted	10,673,458	10,648,663	10,669,794	10,646,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(1,081)	$(87)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	315	380
Amortization of loan fees-interest expense	1	3
Accretion on asset retirement obligation	63	67
Gain on asset sales	(3)	(44)
Stock based compensation	7	10
Changes in assets and liabilities:
Accounts receivable	200	(26)
Inventory and other assets	192	51
Accounts payable	(73)	7
Accrued and other current liabilities	(32)	(93)
Settlement on asset retirement obligation	(3)	(38)
Net cash provided by (used in) operating activities	(414)	230
Investing activities
Additions to oil and gas properties	(102)	(117)
Proceeds from sale of oil and gas properties	33	41
Additions to other property and equipment	(5)	(6)
Proceeds from sale of other property and equipment	—	—
Proceeds from sale of materials inventory	—	150
Net cash provided by (used in) investing activities	(74)	68
Financing activities
Repayments of borrowings	(23)	(31)
Proceeds from borrowings	166	—
Net cash provided by (used in) financing activities	143	(31)
Net change in cash and cash equivalents	(345)	267
Cash and cash equivalents, beginning of period	3,055	3,115
Cash and cash equivalents, end of period	$2,710	$3,382
Supplemental cash flow information:
Cash interest payments	$3	$3
Supplemental non-cash investing and financing activities:
Financed company vehicles	$31	$30
Capital expenditures included in accounts payable and accrued liabilities	$—	$13

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Changes in Stockholders' Equity
(unaudited)
(In thousands, except per share and share data)

Six Months Ended June 30, 2020:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	10,658,775	$11	$58,293	$(51,956)	$6,348

Net loss	—	—	—	(527)	(527)
Compensation expense related to stock issued	7,436	—	4	—	4

Balance, March 31, 2020	10,666,211	$11	$58,297	$(52,483)	$5,825

Net loss	—	—	—	(554)	(554)
Compensation expense related to stock issued	7,328	—	3	—	3

Balance, June 30, 2020	10,673,539	$11	$58,300	$(53,037)	$5,274

Six Months Ended June 30, 2019:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

Net loss	—	—	—	(96)	(96)
Compensation expense related to stock issued	4,962	—	4	—	4

Balance, March 31, 2019	10,644,252	$11	$58,280	$(51,616)	$6,675

Net income	—	—	—	9	9
Compensation expense related to stock issued	4,411	—	6	—	6

Balance, June 30, 2019	10,648,663	$11	$58,286	$(51,607)	$6,690

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and June 30, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table presents the disaggregated revenue by commodity for the three months and six months ended June 30, 2020 and 2019 (in thousands):

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Crude oil	$558	$1,384	$1,517	$2,549
Saltwater disposal fees	5	6	9	13
Total	$563	$1,390	$1,526	$2,562

There were no natural gas imbalances at June 30, 2020 or December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost value component of the oil inventory is calculated using the average cost per barrel for the three months ended June 30, 2020 and December 31, 2019.  These costs include production costs and taxes.  The market value component is calculated using the average June 30, 2020 and December 2019 oil sales prices received by the Company.  At June 30, 2020 and December 31, 2019, the cost component was used to value oil inventory.  At June 30, 2020 and December 31, 2019, inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Oil – carried at lower of cost or market	$293	$415
Total inventory	$293	$415

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of June 30, 2020 and at December 31, 2019.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the six months ended June 30, 2020 and 2019.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. There was no allowance recorded at June 30, 2020 or December 31, 2019.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	June 30, 2020	December 31, 2019
Revenue	$267	$415
Tax	130	65
Joint interest	25	77
Accounts receivable - current	$422	$557

Tax - noncurrent	$—	$65

At June 30, 2020 and December 31, 2019, the Company recorded a tax related current receivable of $130,000 and $65,000, respectively, and a tax related non-current receivable of $0 and $65,000, respectively.

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

At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.8 million, of which $31.5 million expires between 2020 and 2037 which can offset 100% of taxable income and $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $0 at June 30, 2020 and $65,000 at December 31, 2019.  The Company recorded an allowance on the remaining deferred tax asset at June 30, 2020 and December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  There were no recorded unrecognized tax benefits at June 30, 2020 and December 31, 2019.

(3)  Capital Stock

Common Stock

On April 2, 2020, the Company issued 7,328 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

On July 1, 2020, the Company issued 6,511 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income (numerator):
Net income (loss)	$(554)	$9	$(1,081)	$(87)
Weighted average shares (denominator):
Weighted average shares – basic	10,673,458	10,648,663	10,669,794	10,646,442
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,673,458	10,648,663	10,669,794	10,646,442
Income (loss) per share:
Basic and fully diluted	$(0.05)	$0.00	$(0.10)	$(0.01)

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

(5)  Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	June 30, 2020	December 31, 2019
Oil and gas properties	$6,687	$6,751
Unevaluated properties	—	—
Accumulated depreciation, depletion, and amortization	(2,642)	(2,366)
Oil and gas properties, net	$4,045	$4,385

The Company recorded depletion expense of $279,000 and $339,000 for the six months ended June 30, 2020 and 2019, respectively.  During the six months ended June 30, 2020 and 2019, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $3,000 loss on asset retirement obligations and a $4,000 gain on asset retirement obligations, respectively.

(6)  Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the six months ended June 30, 2020 (in thousands):

Balance December 31, 2019	$1,998
Accretion expense	63
Liabilities incurred	—
Liabilities settled	—
Liabilities relieved - sold properties	(50)
Balance June 30, 2020	$2,011

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(7)  Long-Term Debt and Lease Liabilities

Long Term Debt

At June 30, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  While the credit limit has not yet been formally reduced, the Company has experienced total negative EBITDA for the trailing 4 quarters ended June 30, 2020, and would result in a zero credit limit if the formal borrowing base review would have occurred at June 30, 2020, therefore prohibiting any borrowings on the Company’s credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended June 30, 2020.  The Company had no outstanding borrowing under the facility as of June 30, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at June 30, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended June 30, 2020.

During April 2020, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the borrowing base from $4.0 million to $3.1 million.  The credit limit based on current covenants decreased from $1.97 million to $1.442 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remains prime plus 0.50% per annum.  This rate was 3.75% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remains $50 million.  The next borrowing base review will take place in August 2020.

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

Office and Storage Yard

The Company maintains an office to support its corporate operations.  This office agreement is with a third party and was structured with a 39 month initial term and an August 31, 2020 expiration date.  The Company renewed the lease for 12 additional months thereby extending the expiration date to August 31, 2021.  The Company’s corporate office lease is classified as an operating lease.

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

As a result of the renewal of the corporate office lease, the Company recorded right-of-use assets and liabilities associated with operating leases of approximately $63,000.

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

Significant Judgment

In order to determine whether the Company’s contracts contain a lease component, the Company is required to exercise significant judgment.  The Company will review each contract to determine if: an asset is specified in the contract; the asset is physically distinct; the supplier does not have substantive substitution rights; the Company obtains substantially all economic benefit from use of the asset; and the Company can direct the use of the asset.  The Company also determines the appropriate discount rate to use on each lease.  If there is a stated rate in the contract, the Company will use the stated rate as its discount rate.  The contract associated with the field vehicles includes a stated rate typically between 5% and 6.5%.  These stated rates for the field vehicle agreements were used as the discount rates.  If there is no stated rate, the Company will use its borrowing rate as the discount rate.  The contracts associated with the offices and yard do not include a stated rate.  The Company used its borrowing rate of 6% and 3.75% as the discounts rate for these agreements.

Components of lease costs for the three months and six months ended June 30, 2020 and 2019 (in thousands):

		Period Ended
		For the Three Months Ended		For the Six Months Ended
	Statement of Operations Account	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating lease cost:
	Production costs and taxes	$4	$3	$7	$6
	General and administrative	13	12	25	24
Total operating lease cost		$17	$15	$32	$30

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$18	$20	$36	$41
Interest on lease liabilities	Net interest expense	2	2	3	3
Total finance lease cost		$20	$22	$39	$44

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental lease related cash flow information for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Period Ended
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$17	$15	$32	$30
Operating cash flows from finance leases	2	2	3	3
Finance cash flows from finance leases	15	19	23	31

Right of use assets obtained in exchange for lease obligations:
Operating leases	63	—	63	98

Supplemental lease related balance sheet information as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet as of
	June 30, 2020	December 31, 2019

Operating Leases:

Right of use asset - operating leases	$73	$41

Lease liabilities - current	$62	$41
Lease liabilities - noncurrent	11	—
Total operating lease liabilities	$73	$41

Finance Leases:

Other property and equipment, gross	$264	$295
Accumulated depreciation	(138)	(146)
Other property and equipment, net	$126	$149

Lease liabilities - current	$59	$61
Lease liabilities - noncurrent	30	41
Total finance lease liabilities	$89	$102

Weighted average remaining lease term and discount rate as of June 30, 2020:

	Operating Leases	Finance Leases

Weighted average remaining lease term	1.2 years	0.9 years
Weighted average discount rate	4.07%	5.44%

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Maturity of lease liabilities as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases

2020	$32	$33
2021	43	56
Total lease payments	75	89
Less imputed interest	(2)	—
Total	$73	$89

(8)  Liquidity

Through August 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses.  In addition, although the Company has recently experienced net loss and negative cash flow, the Company’s current assets exceed its current liabilities and are expected to continue through August 2021.  If revenues and cash on hand are not sufficient to fund these expenses and the Company needed to borrow funds against the credit facility, the Company would require a waiver on the EBITDA related covenants, or a change in the covenants, in order for the borrowings to occur.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long-term debt in our balance sheet approximates fair value as of June 30, 2020 and December 31, 2019.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(10)  Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2020, the reductions were approximately $365,000.  Of the $365,000, approximately $52,000 would be paid in the Company’s common stock.  The $52,000 value represents approximately 94,000 common shares valued at $0.55 per share which represents the closing price on June 30, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors. Management’s assessment of the likelihood of a loss is remote as the Company believes it has available defenses to the Orders.

In all other respects, the Company is not a party to any pending material legal proceeding.   To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficial owner of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first six months of 2020, 63.3MBbl gross of oil were sold from the Company’s properties.  Of the 63.3MBbl sold, 45.9MBbl were net to the Company after required payments to all of the royalty interests and the one remaining drilling program participant.  The Company’s net sales from its properties during the first six months of 2020 of 45.9MBbl of oil compares to net sales of 48.5MBbl of oil during the first six months of 2019.  The Company’s net revenue from its oil and gas properties was $1.53 million during the first six months of 2020 compared to $2.56 million during the first three months of 2019.  This decrease in net revenue was primarily due to an $896,000 reduction related to a $19.50 per barrel decrease in the average oil price from $52.53 per barrel during the first six months of 2019 to $33.03 per barrel during the first six months of 2020, and a $135,000 reduction related to a 2.6MBbl decrease in sales volumes.  The 2.6MBbl decrease in sales volumes was primarily related to lower sales on the Albers, BSU, Veverka D leases related to natural production declines, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

Comparison of the Quarters Ended June 30, 2020 and 2019

The Company reported a net loss of $(554,000) or $(0.05) per share of common stock during the second quarter of 2020 compared to net income of $9,000 or $0.00 per share of common stock during the second quarter of 2019.  The $563,000 decrease in net income was primarily due to an $827,000 decrease in revenues, partially offset by a $223,000 decrease in production costs and taxes, and a $41,000 decrease in depreciation, depletion, and amortization costs.

The Company recognized $563,000 in revenues during the second quarter of 2020 compared to $1.4 million during the second quarter of 2019. The $827,000 decrease in net revenues was primarily due to a $684,000 reduction related to a $30.26 per barrel decrease in the average oil price from $54.98 per barrel during the second quarter of 2019 to $24.72 per barrel during the second quarter of 2020, and a $142,000 reduction related to a 2.6MBbl decrease in oil sales volumes.  The 2.6MBbl decrease in sales volumes was primarily related to lower sales on the Albers, BSU, Veverka D leases related to natural production declines, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

Production costs and taxes decreased $223,000 from $912,000 during the second quarter of 2019 to $689,000 during the second quarter of 2020.  This decrease was primarily due to lower well repair costs and a change in the oil inventory adjustment.

Depreciation, depletion and amortization costs decreased $41,000 from $196,000 during the second quarter of 2019 to $155,000 during the second quarter of 2020.  This decrease was primarily related to lower depletion expense on the Company’s oil properties.

Comparison of the Six Months Ended June 30, 2020 and 2019

The Company reported a net loss of $(1.1 million) or $(0.10) per share of common stock during the first six months of 2020 compared to a net loss of $(87,000) or $(0.01) per share of common stock during the first six months of 2019.  The $994,000 decrease in net income was primarily due to an $1.0 million decrease in revenues, and a $41,000 decrease in gain on sale of assets, partially offset by a $65,000 decrease in depreciation, depletion, and amortization costs, and a $39,000 decrease in production costs and taxes.

The Company recognized $1.53 million in revenues during the first six months of 2020 compared to $2.56 million during the first six months of 2019. The $1.03 million decrease in net revenues was primarily due to an $896,000 reduction related to a $19.50 per barrel decrease in the average oil price from $52.53 per barrel during the first six months of 2019 to $33.03 per barrel during the first six months of 2020, and a $135,000 reduction related to a 2.6MBbl decrease in sales volumes.  The 2.6MBbl decrease in sales volumes was primarily related to lower sales on the Albers, BSU, Veverka D leases related to natural production declines, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

Gain on sale of assets decreased $41,000 from $44,000 during the six months of 2019 to $3,000 during the first six months of 2020.  This decrease was primarily related to gain on sale of equipment inventory to a third party during the first quarter of 2019.

Depreciation, depletion and amortization costs decreased $65,000 from $380,000 during the first six months of 2019 to $315,000 during the six months of 2020.  This decrease was primarily related to lower depletion expense on the Company’s oil properties.

Production costs and taxes decreased $39,000 from $1.69 million during the first six months of 2019 to $1.65 million during the first six months of 2020.  This decrease was primarily due to lower well repair costs, partially offset by a change in the oil inventory adjustment.

Liquidity and Capital Resources

At June 30, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of June 30, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  While the credit limit has not yet been formally reduced, the Company has experienced total negative EBITDA for the trailing 4 quarters ended June 30, 2020, and would result in a zero credit limit if the formal borrowing base review would have occurred at June 30, 2020, therefore prohibiting any borrowings on the Company’s credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At June 30, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At June 30, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended June 30, 2020.  The Company had no outstanding borrowing under the facility as of June 30, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at June 30, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended June 30, 2020.

During April 2020, the Company’s senior credit facility with Prosperity Bank after Prosperity Bank’s most recent review of the Company’s currently owned producing properties was amended to decrease the borrowing base from $4.0 million to $3.1 million.  The credit limit based on current covenants decreased from $1.97 million to $1.442 million.  The borrowing base remains subject to the existing periodic redetermination provisions in the credit facility. The interest rate remained prime plus 0.50% per annum.  This rate was 3.75% at the date of the amendment.  The maximum line of credit of the Company under the Prosperity Bank credit facility remained $50 million.  The next borrowing base review will take place in August 2020.

During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company may apply for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.  However, the Company anticipates that it will be eligible for forgiveness of the entire loan amount as the proceeds have been used for eligible expenses.

Net cash used in operating activities was $(414,000) during the first six months of 2020 compared to $230,000 provided by operating activities during the six months of 2019.  Cash flow provided by working capital was $284,000 during the first six months of 2020 compared to $(99,000) used in working capital during the first six months of 2019. The $644,000 decrease in cash provided by operating activities was primarily due to a $1.0 million decrease in revenues, partially offset by a $383,000 increase in cash flow provided by working capital.  Net cash used in investing activities was $(74,000) during the first six months of 2020 compared to $68,000 provided by investing activities during the first six months of 2019.  This decrease in cash flow provided by investing activities was primarily due to proceeds from the sale of equipment inventory to a third party during 2019.  Cash flow provided by financing activities during the first six months of 2020 was $143,000 compared to $(31,000) used in financing activities during the first six months of 2019.  This increase in cash provided by financing activities was primarily related to funding received from the PPP loan program.

Through August 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility depending on the borrowing base and credit limit.  Because of the drop in oil prices during 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants, or a change in the covenants, until such time as prices improve.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Critical Accounting Policies

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842).

Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through June 30, 2020, the reductions were approximately $365,000.  Of the $365,000, approximately $52,000 would be paid in the Company’s common stock.  The $52,000 value represents approximately 94,000 common shares valued at $0.55 per share which represents the closing price on June 30, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors.  The Company believes it has available defenses to the Orders. See Part II, Item 1, Legal Proceedings.

In all other respects, the Company is not a party to any pending material legal proceeding.   To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficial owner of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Borrowing Base under its Credit Facility may be reduced by the lender.

The borrowing base under the Company’s revolving credit facility will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices. Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.  If cash flow from operations or the Company’s borrowing base decreases for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.  As a result, the Company’s ability to replace naturally declining production may be limited. In addition, if the borrowing base is reduced, the Company may be required to pay down its borrowings under the revolving credit facility so that outstanding borrowings do not exceed the reduced borrowing base. This requirement could further reduce the cash available to the Company for capital spending and, if the Company did not have sufficient capital to reduce its borrowing level, could cause the Company to default under its revolving credit facility.  Because of the drop in oil prices during 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants, or a change in the covenants, until such time as prices improve.

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first six months of 2020 ranged from a low of $15.26 per barrel to a high of $53.04 per barrel.

As of June 30, 2020 and December 31, 2019, the Company had no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At June 30, 2020, the Company had balances on financing leases outstanding of approximately $89,000, no balance owed on its credit facility with Prosperity Bank, and $166,000 due on the Company’s PPP loan.  As of June 30, 2020, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at June 30, 2020 was 3.75%.  The Company’s financing leases of $82,000 have fixed interest rates ranging from 5.0% to 6.5%.  The Company’s PPP loan interest rate is 1%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of June 30, 2020.  The Company did not have any open derivative contracts relating to interest rates at June 30, 2020 or December 31, 2019.

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

Changes in Internal Controls

During the six months ended June 30, 2020, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors.  The Company believes it has available defenses to the Orders, including those stated below.

The BSEE’s orders are based upon the status of the Company as being listed in agency records as the last designated operator upon the expiration of the three referenced leases between 2010 and 2012.  As listed designated operator, the Company is fully indemnified by and has a duty to be defended by Dolphin Direct Equity Partners, LP (“Dolphin Direct”), an affiliate of Hoactzin, pursuant to a 2013 agreement between the Company and Hoactzin and Dolphin Direct concerning Hoactzin’s Gulf of Mexico properties.

Hoactzin filed for bankruptcy protection in the Northern District of Texas on October 26, 2019. Hoactzin’s business is under exclusive control of the Chapter 7 Trustee. The Company is not a creditor or otherwise involved in the bankruptcy proceeding.  As of the date of this filing the public filings in the bankruptcy disclose that in a court ordered mediation the Trustee has reached an agreement in principle among all persons that the Trustee has determined to bear the full responsibility for the decommissioning (working interest owners, debtor’s surety and guarantors including Peter E. Salas) to both complete and pay for all the decommissioning described in the Orders. Tengasco is not one of these named parties.  Upon finalization of such agreement and completion of the decommissioning work contemplated thereby, the Orders will be moot as to the Company.

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

Dated:  August 13, 2020

TENGASCO, INC

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer