Form 10-Q
period 2020-09-30
TENGASCO INC
filed 2020-11-12
CIK 1001614

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,684,417 common shares at November 9, 2020.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets

Current
Cash and cash equivalents	$2,545	$3,055
Accounts receivable	262	557
Inventory	302	415
Prepaid expenses	156	247
Other current assets	4	4
Total current assets	3,269	4,278
Loan fees, net	2	4
Right of use asset - operating leases	58	41
Oil and gas properties, net (full cost accounting method)	3,914	4,385
Other property and equipment, net	134	149
Accounts receivable - noncurrent	—	65
Total assets	$7,377	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$304	$269
Accrued liabilities	255	164
Lease liabilities - operating leases - current	58	41
Lease liabilities - finance leases - current	58	61
Current maturities long-term debt	101	—
Asset retirement obligation - current	75	75
Total current liabilities	851	610
Lease liabilities - finance leases - noncurrent	42	41
Long-term debt, less current maturities	65	—
Asset retirement obligation - noncurrent	1,954	1,923
Total liabilities	2,912	2,574
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 10,680,050 and 10,658,775 shares issued and outstanding	11	11
Additional paid–in capital	58,304	58,293
Accumulated deficit	(53,850)	(51,956)
Total stockholders’ equity	4,465	6,348
Total liabilities and stockholders’ equity	$7,377	$8,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil and gas properties	$765	$1,215	$2,292	$3,777
Total revenues	765	1,215	2,292	3,777
Cost and expenses
Production costs and taxes	746	913	2,399	2,604
Depreciation, depletion, and amortization	146	186	461	566
General and administrative	685	297	1,324	913
Total cost and expenses	1,577	1,396	4,184	4,083
Net loss from operations	(812)	(181)	(1,892)	(306)
Other income (expense)
Interest expense	(2)	(2)	(6)	(8)
Gain on sale of assets	1	1	4	45
Total other income (expense)	(1)	(1)	(2)	37
Net loss from operations before income tax	(813)	(182)	(1,894)	(269)
Deferred income tax benefit (expense)	—	—	—	—
Net loss	$(813)	$(182)	$(1,894)	$(269)
Net loss per share
Basic and fully diluted	$(0.08)	$(0.02)	$(0.18)	$(0.03)
Shares used in computing earnings per share
Basic and fully diluted	10,680,050	10,653,550	10,673,238	10,648,838

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(1,894)	$(269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	461	566
Amortization of loan fees-interest expense	2	4
Accretion on asset retirement obligation	94	100
Gain on asset sales	(4)	(45)
Stock based compensation	11	14
Changes in assets and liabilities:
Accounts receivable, current and noncurrent	360	22
Inventory, prepaid expenses and other assets	204	78
Accounts payable	118	4
Accrued and other current liabilities	96	(51)
Settlement on asset retirement obligation	(13)	(52)
Net cash (used in) provided by operating activities	(565)	371
Investing activities
Additions to oil and gas properties	(103)	(153)
Proceeds from sale of oil and gas properties	36	41
Additions to other property and equipment	(10)	(2)
Proceeds from sale of materials inventory	—	150
Net cash (used in) provided by investing activities	(77)	36
Financing activities
Repayments of financing leases	(34)	(40)
Proceeds from borrowings	166	—
Net cash provided by (used in) financing activities	132	(40)
Net change in cash and cash equivalents	(510)	367
Cash and cash equivalents, beginning of period	3,055	3,115
Cash and cash equivalents, end of period	$2,545	$3,482
Supplemental cash flow information:
Cash interest payments	$4	$4
Supplemental non-cash investing and financing activities:
Financed company vehicles	$54	$30

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tengasco, Inc. and Subsidiaries
Changes in Stockholders’ Equity
(unaudited)
(In thousands, except per share and share data)

Nine Months Ended September 30, 2020:
	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	10,658,775	$11	$58,293	$(51,956)	$6,348

Net loss	—	—	—	(527)	(527)
Compensation expense related to stock issued	7,436	—	4	—	4

Balance, March 31, 2020	10,666,211	$11	$58,297	$(52,483)	$5,825

Net loss	—	—	—	(554)	(554)
Compensation expense related to stock issued	7,328	—	3	—	3

Balance, June 30, 2020	10,673,539	$11	$58,300	$(53,037)	$5,274

Net loss	—	—	—	(813)	(813)
Compensation expense related to stock issued	6,511	—	4	—	4

Balance, September 30, 2020	10,680,050	$11	$58,304	$(53,850)	$4,465

Nine Months Ended September 30, 2019:
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	10,639,290	$11	$58,276	$(51,520)	$6,767

Net loss	—	—	—	(96)	(96)
Compensation expense related to stock issued	4,962	—	4	—	4

Balance, March 31, 2019	10,644,252	$11	$58,280	$(51,616)	$6,675

Net income	—	—	—	9	9
Compensation expense related to stock issued	4,411	—	6	—	6

Balance, June 30, 2019	10,648,663	$11	$58,286	$(51,607)	$6,690

Net loss	—	—	—	(182)	(182)
Compensation expense related to stock issued	4,887	—	4	—	4

Balance, September 30, 2019	10,653,550	$11	$58,290	$(51,789)	$6,512

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and September 30, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.  The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions and balances.

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

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the disaggregated revenue by commodity for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Crude oil	$757	$1,208	$2,275	$3,757
Saltwater disposal fees	8	7	17	20
Total	$765	$1,215	$2,292	$3,777

There were no natural gas imbalances at September 30, 2020 or December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or market value.  The cost value component of the oil inventory is calculated using the average cost per barrel for the three months ended September 30, 2020 and December 31, 2019.  These costs include production costs and taxes.  The market value component is calculated using the average September 30, 2020 and December 2019 oil sales prices received by the Company.  At September 30, 2020 and December 31, 2019, the cost component was used to value oil inventory.  At September 30, 2020 and December 31, 2019, inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Oil – carried at lower of cost or market	$302	$415
Total inventory	$302	$415

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of September 30, 2020 and at December 31, 2019.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company did not record any impairment of its oil and gas properties during the nine months ended September 30, 2020 and 2019.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of sales of oil and gas production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied first to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. There was no allowance recorded at September 30, 2020 or December 31, 2019.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information concerning the Company’s accounts receivable (in thousands):

	September 30, 2020	December 31, 2019
Revenue	$259	$415
Tax	—	65
Joint interest	3	77
Accounts receivable - current	$262	$557

Tax - noncurrent	$—	$65

At December 31, 2019, the Company recorded a tax related current receivable of $65,000 and a tax related noncurrent receivable of $65,000.  In September 2020, the Company received a tax refund of approximately $130,000 associated with the current and noncurrent tax receivables that existed at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, accelerated the Company’s ability to recover refundable alternative minimum tax (“AMT”) credits to 2018 and 2019.  As a result, the Company has reclassified the $65,000 of the remaining noncurrent AMT credit carryforwards from a noncurrent receivable to a current receivable.  The Company requested a refund of these AMT credits when it filed its 2019 tax return and received this refund in September 2020.  (See Note (2) Income Taxes)

(2)  Income Taxes

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

At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.9 million, of which approximately $31.6 million expires between 2020 and 2037 which can offset 100% of taxable income and approximately $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $0 at September 30, 2020 and $65,000 at December 31, 2019.  In September 2020, the Company received a tax refund of approximately $130,000 associated with the deferred tax asset at December 31, 2019.  The Company recorded an allowance on the remaining deferred tax asset at September 30, 2020 and December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  There were no recorded unrecognized tax benefits at September 30, 2020 and December 31, 2019.

(3) Capital Stock

Common Stock

On July 1, 2020, the Company issued 6,511 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On October 2, 2020, the Company issued 4,367 shares of common stock in the aggregate to the Company’s three directors and CFO and interim CEO.

Rights Agreement

Effective March 17, 2017 the Company’s board of directors (the “Board of Directors”) declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, $0.001 par value per share (“Common Stock”). The dividend was paid to the stockholders of record at the close of business on March 27, 2017 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement dated as of March 16, 2017 (the “Rights Agreement”) between the Company and the Rights Agent, Continental Stock Transfer & Trust Company, to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $1.10 (the “Exercise Price”), subject to certain adjustments.

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

The Rights, unless extended by the Board of Directors were to expire on the earlier of March 16, 2020; or a date the Board of Directors determines by resolution in its business judgment that the Rights Agreement is no longer necessary or appropriate; or in certain other specified circumstances.  On March 16, 2020 the Board of Directors by unanimous resolution acting without meeting determined to extend the expiration date of the Rights Agreement to March 16, 2021 as expressly contemplated by the Rights Agreement.

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

On October 20, 2020, the  Board of Directors approved the Company entering into that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2020, by and among the Company, Antman Sub, LLC, a wholly owned subsidiary of the Company, and Riley Exploration—Permian, LLC.  Accordingly, the Rights Agreement and the Rights will automatically terminate at the closing of the Merger contemplated by the Merger Agreement pursuant to the terms of the Rights Agreement. (See Note (11) Subsequent Events)

Preferred Stock

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income (numerator):
Net loss	$(813)	$(182)	$(1,894)	$(269)
Weighted average shares (denominator):
Weighted average shares – basic	10,680,050	10,653,550	10,673,238	10,648,838
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – dilutive	10,680,050	10,653,550	10,673,238	10,648,838
Loss per share:
Basic and fully diluted	$(0.08)	$(0.02)	$(0.18)	$(0.03)

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

(5)  Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties (in thousands):

	September 30, 2020	December 31, 2019
Oil and gas properties	$6,685	$6,751
Unevaluated properties	—	—
Accumulated depreciation, depletion, and amortization	(2,771)	(2,366)
Oil and gas properties, net	$3,914	$4,385

The Company recorded depletion expense of $405,000 and $504,000 for the nine months ended September 30, 2020 and 2019, respectively.  During the nine months ended September 30, 2019, the Company also recorded in “Accumulated depreciation, depletion, and amortization” a $4,000 gain on asset retirement obligations.

(6)  Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the nine months ended September 30, 2020 (in thousands):

Balance December 31, 2019	$1,998
Accretion expense	94
Liabilities incurred	—
Liabilities settled	—
Liabilities relieved - sold properties	(63)
Balance September 30, 2020	$2,029

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(7)  Long-Term Debt and Lease Liabilities

Long Term Debt

At September 30, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of September 30, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  While the credit limit has not yet been formally reduced, the Company has experienced total negative EBITDA for the trailing 4 quarters ended September 30, 2020, which would result in a zero credit limit if the formal borrowing base review would have occurred at September 30, 2020, therefore prohibiting any borrowings on the Company’s credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At September 30, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At September 30, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended September 30, 2020.  The Company had no outstanding borrowing under the facility as of September 30, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at September 30, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended September 30, 2020.

During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company applied for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.  On November 5, 2020, Prosperity Bank notified the Company that the PPP loan had been forgiven and the loan was closed.  During the fourth quarter of 2020, the Company will record other income of $166,000 as a result of the PPP loan forgiveness.

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

Significant Judgment

To determine whether the Company’s contracts contain a lease component, the Company is required to exercise significant judgment.  The Company will review each contract to determine if: an asset is specified in the contract; the asset is physically distinct; the supplier does not have substantive substitution rights; the Company obtains substantially all economic benefit from use of the asset; and the Company can direct the use of the asset.  The Company also determines the appropriate discount rate to use on each lease.  If there is a stated rate in the contract, the Company will use the stated rate as its discount rate.  The contract associated with the field vehicles includes a stated rate typically between 5% and 6.5%.  These stated rates for the field vehicle agreements were used as the discount rates.  If there is no stated rate, the Company will use its borrowing rate as the discount rate.  The contracts associated with the offices and yard do not include a stated rate.  The Company used its borrowing rate of 3.75% as the discount rate for these agreements.

Components of lease costs for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

		Period Ended
		For the Three Months Ended		For the Nine Months Ended
	Statement of Operations Account	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating lease cost:
	Production costs and taxes	$3	$3	$10	$10
	General and administrative	13	12	37	37
Total operating lease cost		$16	$15	$47	$47

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$20	$21	$56	$62
Interest on lease liabilities	Net interest expense	1	1	4	4
Total finance lease cost		$21	$22	$60	$66

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental lease related cash flow information for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Period Ended
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$16	$15	$47	$45
Operating cash flows from finance leases	1	1	4	4
Finance cash flows from finance leases	15	9	34	40

Right of use assets obtained in exchange for lease obligations:
Operating leases	—	—	63	98

Supplemental lease related balance sheet information as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet as of
	September 30, 2020	December 31, 2019

Operating Leases:

Right of use asset - operating leases	$58	$41

Lease liabilities - current	$58	$41
Lease liabilities - noncurrent	—	—
Total operating lease liabilities	$58	$41

Finance Leases:

Other property and equipment, gross	$293	$295
Accumulated depreciation	(159)	(146)
Other property and equipment, net	$134	$149

Lease liabilities - current	$58	$61
Lease liabilities - noncurrent	42	41
Total finance lease liabilities	$100	$102

Weighted average remaining lease term and discount rate as of September 30, 2020:

	Operating Leases	Finance Leases

Weighted average remaining lease term	0.9 years	1.1 years
Weighted average discount rate	3.75%	5.35%

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Maturity of lease liabilities as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases

2020	$16	$21
2021	43	67
2022	—	15
Total lease payments	59	103
Less imputed interest	(1)	(3)
Total	$58	$100

(8)  Liquidity

Through November 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses.  In addition, although the Company has recently experienced net loss and negative cash flow, the Company’s current assets exceed its current liabilities and are expected to continue through November 2021.  If revenues and cash on hand are not sufficient to fund these expenses and the Company needed to borrow funds against the credit facility, the Company would require a waiver on the EBITDA related covenants, or a change in the covenants, in order for the borrowing to occur.

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long-term debt in our balance sheet approximates fair value as of September 30, 2020 and December 31, 2019.

Tengasco, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(10)  Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through September 30, 2020, the reductions were approximately $390,000.  Of the $390,000, approximately $77,000 would be paid in the Company’s common stock.  The $77,000 value represents approximately 94,000 common shares valued at $0.82 per share which represents the closing price on September 30, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors. Management’s assessment of the likelihood of a loss is remote as the Company believes it has available defenses to the Orders.   On August 21 2020, the bankruptcy court in the Northern District of Texas in Dallas entered an agreed order requiring Hoactzin, the surety on Hoactzin’s bonds,  and seven other working interest owners (a group not including the Company) to complete all the necessary decommissioning on all of Hoactzin’s facilities and to prepay all anticipated expenses, including insurance premiums and a contingency reserve, estimated to be necessary to do so.  The bankruptcy trustee has reported that all funds to be paid have been received from all parties to the agreed order.  Decommissioning is proceeding  under the direction of the bankruptcy trustee and approved contractors under the control of the bankruptcy court. Accordingly, it is anticipated that all work contemplated by the Orders will be completed by, and at the expense of, other persons and the relief sought in the Orders for the Company to perform the work will at that time be moot as to the Company.

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

(11)   Subsequent Events

On October 21, 2020, the Company, Antman Sub, LLC, a newly-formed Delaware limited company and wholly-owned subsidiary of the Company (“Merger Sub”), and Riley Exploration - Permian, LLC a delaware limited liability company (“Riley”), entered the Merger Agreement pursuant to which Merger Sub will be merged with and into Riley, with Riley surviving the Merger as a wholly owned subsidiary of the Company.  On the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Merger, each common unit of Riley issued and outstanding immediately prior to the effective time of the Merger (other than cancelled units (as defined in the Merger Agreement)) will be converted into the right to receive: (a) 97.796467 shares of the Company’s common stock (together with any cash to be paid in lieu of fractional shares of the Company Common Stock) and (b) any dividends or other distributions to which the holder of a Riley common unit becomes entitled to upon the surrender of such Riley common unit in accordance with the Merger Agreement.

Additional information regarding the Merger and the Merger Agreement can be found in (a) the press release issued by the Company on October 21, 2020 and (b) the Current Report on Form 8-K filed by the Company on October 22, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Financial Condition

During the first nine months of 2020, 92.4MBbl gross of oil were sold from the Company’s properties.  Of the 92.4MBbl sold, 67.0MBbl were net to the Company after required payments to all of the royalty interests and the one remaining drilling program participant.  The Company’s net sales from its properties during the first nine months of 2020 of 67.0MBbl of oil compares to net sales of 72.1MBbl of oil during the first nine months of 2019.  The Company’s net revenue from its oil and gas properties was $2.3 million during the first nine months of 2020 compared to $3.8 million during the first nine months of 2019.  This decrease in net revenue was primarily due to an $1.2 million reduction related to a $18.12 per barrel decrease in the average oil price from $52.09 per barrel during the first nine months of 2019 to $33.97 per barrel during the first nine months of 2020, and a $269,000 reduction related to a 5.1MBbl decrease in sales volumes.  The 5.1MBbl decrease in sales volumes was primarily related to lower sales on the Albers, BSU, Liebenau, Veverka D leases related to natural production declines, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

Comparison of the Quarters Ended September 30, 2020 and 2019

The Company reported a net loss of $(813,000) or $(0.08) per share of common stock during the third quarter of 2020 compared to net loss of $(182,000) or $(0.02) per share of common stock during the third quarter of 2019.  The $631,000 decrease in net income was primarily due to an $450,000 decrease in revenues, and a $388,000 increase in general and administrative expenses, partially offset by a $167,000 decrease in production costs and taxes and a $40,000 decrease in depreciation, depletion, and amortization costs.

The Company recognized $765,000 in revenues during the third quarter of 2020 compared to $1.2 million during the third quarter of 2019. The $450,000 decrease in net revenues was primarily due to a $318,000 reduction related to a $15.15 per barrel decrease in the average oil price from $51.18 per barrel during the third quarter of 2019 to $36.03 per barrel during the third quarter of 2020, and a $133,000 reduction related to a 2.6MBbl decrease in oil sales volumes.  The 2.6MBbl decrease in sales volumes was primarily related to lower sales on the Albers, Dick A, Liebenau, and Stahl leases related to natural production declines and timing of crude pickups by the purchases, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

General and administrative costs increased $388,000 from $297,000 during the third quarter of 2019 to $685,000 during the third quarter of 2020.  This increase was primarily due to costs incurred during the third quarter of 2020 related to the announced transaction with Riley Exploration – Permian, LLC.  See Part II, Item 5, Other Information.

Production costs and taxes decreased $167,000 from $913,000 during the third quarter of 2019 to $746,000 during the third quarter of 2020.  This decrease was primarily due to lower well repair costs and a change in the oil inventory adjustment.

Depreciation, depletion, and amortization costs decreased $40,000 from $186,000 during the third quarter of 2019 to $146,000 during the third quarter of 2020.  This decrease was primarily related to lower depletion expense on the Company’s oil properties.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The Company reported a net loss of $(1.9 million) or $(0.18) per share of common stock during the first nine months of 2020 compared to a net loss of $(269,000) or $(0.03) per share of common stock during the first nine months of 2019.  The $1.6 million decrease in net income was primarily due to an $1.5 million decrease in revenues, a $411,000 increase in general and administrative expenses, and a $41,000 decrease in gain on sale of assets, partially offset by a $205,000 decrease in production costs and taxes, and a $105,000 decrease in depreciation, depletion, and amortization costs.

The Company recognized $2.3 million of revenues during the first nine months of 2020 compared to $3.8 million during the first nine months of 2019.  This decrease in net revenue was primarily due to an $1.2 million reduction related to a $18.12 per barrel decrease in the average oil price from $52.09 per barrel during the first nine months of 2019 to $33.97 per barrel during the first nine months of 2020, and a $269,000 reduction related to a 5.1MBbl decrease in sales volumes.  The 5.1MBbl decrease in sales volumes was primarily related to lower sales on the Albers, BSU, Liebenau, Veverka D leases related to natural production declines, partially offset by sales from the Zimmerman well that was completed at the beginning of 2020.

General and administrative costs increased $411,000 from $913,000 during the first nine months of 2019 to $1.3 million during the first nine months of 2020.  This increase was primarily due to costs incurred during the third quarter of 2020 related to the announced transaction with Riley Exploration – Permian, LLC.  See Part II, Item 5, Other Information.

Gain on sale of assets decreased $41,000 from $45,000 during the nine months of 2019 to $4,000 during the first nine months of 2020.  This decrease was primarily related to gain on sale of equipment inventory to a third party during the first quarter of 2019.

Production costs and taxes decreased $205,000 from $2.6 million during the first nine months of 2019 to $2.4 million during the first nine months of 2020.  This decrease was primarily due to lower well repair costs, partially offset by a change in the oil inventory adjustment.

Depreciation, depletion and amortization costs decreased $105,000 from $566,000 during the first nine months of 2019 to $461,000 during the nine months of 2020.  This decrease was primarily related to lower depletion expense on the Company’s oil properties.

Liquidity and Capital Resources

At September 30, 2020, the Company had a revolving credit facility with Prosperity Bank.  This has historically been the Company’s primary source to fund working capital and capital spending.  Under the credit facility, loans and letters of credit are available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of September 30, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of $1.442 million.  While the credit limit has not yet been formally reduced, the Company has experienced total negative EBITDA for the trailing 4 quarters ended September 30, 2020, which would result in a zero credit limit if the formal borrowing base review would have occurred at September 30, 2020, therefore prohibiting any borrowings on the Company’s credit facility.  The credit facility is secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility includes certain covenants with which the Company is required to comply.  At September 30, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At September 30, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants during the quarter ended September 30, 2020.  The Company had no outstanding borrowing under the facility as of September 30, 2020 or December 31, 2019.  However, if the Company had borrowings under the credit facility at September 30, 2020, the Company would not have been in compliance with EBITDA related covenants as the Company reported negative EBITDA for the trailing four quarters ended September 30, 2020.

During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company applied for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.  The Company anticipates that it will be eligible for forgiveness of the entire loan amount as the proceeds had been used for eligible expenses.  On November 5, 2020, Prosperity Bank notified the Company that the PPP loan had been forgiven and the loan was closed.  During the fourth quarter of 2020, the Company will record other income of $166,000 as a result of the PPP loan forgiveness.

Net cash used in operating activities was $(565,000) during the first nine months of 2020 compared to $371,000 provided by operating activities during the nine months of 2019.  Cash flow provided by working capital was $765,000 during the first nine months of 2020 compared to $1,000 provided by working capital during the first nine months of 2019. The $936,000 decrease in cash provided by operating activities was primarily due to a $1.5 million decrease in revenues, and a $411,000 increase in general and administrative costs, partially offset by a $764,000 increase in cash flow provided by working capital, and a $205,000 decrease in production costs and taxes.  Net cash used in investing activities was $(77,000) during the first nine months of 2020 compared to $36,000 provided by investing activities during the first nine months of 2019.  This decrease in cash flow provided by investing activities was primarily due to proceeds from the sale of equipment inventory to a third party during 2019, and lower capital spending.  Cash flow provided by financing activities during the first nine months of 2020 was $132,000 compared to $(40,000) used in financing activities during the first nine months of 2019.  This increase in cash provided by financing activities was primarily related to funding received from the PPP loan program.

Through November 2021, the Company believes its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility depending on the borrowing base and credit limit.  Because of the drop in oil prices during 2020 and resulting projected negative EBITDA, borrowing from the Company’s credit facility would result in non-compliance with current covenants, and would require a waiver on the EBITDA related covenants or a change in the covenants until such time as prices improve.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

Critical Accounting Policies

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842).

Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty-day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through September 30, 2020, the reductions were approximately $390,000.  Of the $390,000, approximately $77,000 would be paid in the Company’s common stock.  The $77,000 value represents approximately 94,000 common shares valued at $0.82 per share which represents the closing price on September 30, 2020.  The Company has not accrued any liabilities associated with these compensation reductions.

Legal Proceedings

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors. Management’s assessment of the likelihood of a loss is remote as the Company believes it has available defenses to the Orders.  On August 21 2020, the bankruptcy court in the Northern District of Texas in Dallas entered an agreed order requiring Hoactzin, the surety on Hoactzin’s bonds,  and seven other working interest owners (a group not including the Company) to complete all the necessary decommissioning on all of Hoactzin’s facilities and to prepay all anticipated expenses, including insurance premiums and a contingency reserve, estimated to be necessary to do so.  The bankruptcy trustee has reported that all funds to be paid have been received from all parties to the agreed order.  Decommissioning is proceeding  under the direction of the bankruptcy trustee and approved contractors under the control of the bankruptcy court. Accordingly, it is anticipated that all work contemplated by the Orders will be completed by, and at the expense of, other persons and the relief sought in the Orders for the Company to perform the work will at that time be moot as to the Company.

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

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  The average monthly Kansas oil prices received during the first nine months of 2020 ranged from a low of $15.26 per barrel to a high of $53.04 per barrel.

As of September 30, 2020 and December 31, 2019, the Company had no open positions related to derivative agreements relating to commodities.

Interest Rate Risk

At September 30, 2020, the Company had balances on financing leases outstanding of approximately $100,000, no balance owed on its credit facility with Prosperity Bank, and $166,000 due on the Company’s PPP loan.  As of September 30, 2020, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at September 30, 2020 was 3.75%.  The Company’s financing leases of $100,000 have fixed interest rates ranging from 5.0% to 6.5%.  The Company’s PPP loan interest rate was 1%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of September 30, 2020.  The Company did not have any open derivative contracts relating to interest rates at September 30, 2020 or December 31, 2019.

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans (including the Merger and the transaction contemplated by the Merger Agreement), objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

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

Changes in Internal Controls

During the nine months ended September 30, 2020, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See ITEM 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies, Legal Proceedings, above in this Report.

ITEM 1A.	RISK FACTORS

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (the “2019 10-K”) which is incorporated by this reference.

Set forth below are certain material changes to the Risk Factors disclosed in the 2019 10-K due to the Company executing that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2020, by and among, the Company, Antman Sub, LLC, a newly-formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Riley Exploration – Permian, LLC, a Delaware limited liability company (“Riley”), pursuant to which Merger Sub will be merged with and into Riley, with Riley surviving that merger as a wholly-owned subsidiary of the Company (the “Merger”) (for more information regarding the Merger, See Part II, Item 5, Other Information):

The exchange ratio is not adjustable based on the market price of the Company’s common stock, so the merger consideration at closing may have a greater or lesser value than the market price at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio formula for Riley common units, and the exchange ratio is adjustable upward or downward if the number of outstanding Riley units or shares of the Company’s stock shall change including by reason of any reclassification, recapitalization, stock split (including a reverse stock split), or combination, exchange, readjustment of shares, or similar transaction, or any stock dividend or distribution paid in stock (other than certain specified changes in the Merger Agreement). Any changes in the market price of the Company’s common stock before the completion of the Merger will not affect the number of shares of the Company’s common stock that Riley members will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of the Company’s common stock declines from the market price on the date of the Merger Agreement, then Riley members could receive merger consideration with substantially lower value. Similarly, if before the completion of the Merger, the market price of the Company’s common stock increases from the market price on the date of the Merger Agreement, then Riley members could receive merger consideration with substantially more value for their Riley common units than the parties had foreseen in the establishment of the exchange ratio.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Merger could negatively impact the price of shares of the Company’s common stock as well as the Company’s future business and financial results.

The Merger is subject to a number of conditions that must be satisfied prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of the Company and Riley, may not be satisfied (or, where permitted, waived) in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. The Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the Merger Agreement are not completed for any reason, the Company’s ongoing business and financial results may be adversely affected.

The Company’s stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the Company.

After the completion of the Merger, the Company’s current stockholders will own a smaller percentage of the combined company than their ownership of the Company prior to the Merger. As of the date the Merger Agreement was executed, it was estimated that as a result of the Merger and based solely on the exchange ratio of 97.796467, current Riley members would own, or hold rights to acquire, in the aggregate approximately 95% of the fully diluted closing common stock of the Company and current stockholders of the Company would own in the aggregate approximately 5% of the fully diluted closing common stock of the Company.

During the pendency of the Merger, the Company may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.

Covenants in the Merger Agreement impede the ability of the Company to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the Company may be at a disadvantage to its competitors during that period. In addition, while the Merger Agreement is in effect, the Company is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties.

Investigations regarding the Merger could result in one or more lawsuits against the Company’s board of directors and/or the Company, and other lawsuits may be filed against the Company, Riley and/or their respective boards challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.

Following the public announcement of the Merger, at least one investigation was launched by a law firm as to whether the Company’s board of directors acted in the best interest of the Company’s stockholders in agreeing to the Merger, whether the board was fully informed as to the valuation of the acquisition, whether the transaction is fair to the Company’s stockholders, and whether all information regarding the sales process undertaken by the Company’s board of directors and financial analyses supporting the transaction will be fully and fairly disclosed to the Company’s stockholders. While no litigation has been filed to date, there is a possibility that such investigations could result in a lawsuit against the Company, Riley, and/or their respective boards. Any such lawsuit could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger, in addition to other fees and costs.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, of the Company which could adversely affect the future business and operations of the combined company.

Whether or not the Merger is completed, the announcement and pendency of the Merger could disrupt the businesses of the Company. The Company is dependent on the experience and industry knowledge of its management and other key employees to execute its business plans. The surviving company’s success after the Merger will depend in part upon the ability of the Company to retain key management personnel and other key employees in advance of the Merger, and of the combined company’s ability to do so following the Merger. Current employees of the Company may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of the Company to retain key management and other key personnel or the ability of the combined company to do so following the Merger.

The issuance of shares of the Company’s common stock to Riley members in the Merger will dilute substantially the voting power of the Company’s current stockholders.

If the Merger is completed, each outstanding common unit of Riley will be converted into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, the Company’s stockholders are expected to own approximately 5% of the outstanding capital stock of the combined company on a fully diluted basis, and Riley’s members are expected to own approximately 95% of the outstanding capital stock of the combined company on a fully diluted basis. Accordingly, the issuance of shares of the Company’s common stock to Riley’s members in the Merger will reduce significantly the relative voting power of each share of the Company’s common stock held by current stockholders of the Company. Consequently, the Company’s stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

Use of TGC’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2019, TGC had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes. These loss carryforwards will eventually expire if not utilized. In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that TGC can use annually is limited under U.S. tax laws. Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, further limitations exist upon use of these carryforwards in the event that a change in control of TGC occurs, which is expected as a result of the merger. There are risks that TGC may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by TGC. The effect of such write downs or reversals, if they occur, may be material and substantially adverse. At December 31, 2019, federal net operating loss carryforwards amounted to approximately $33.8 million, of which $31.5 million expires between 2020 and 2037 which can offset 100% of taxable income and $2.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was $65,000 at December 31, 2019 and $130,000 at 2018. In 2018, TGC released a portion of the allowance related to its Minimum Tax Credit as a result of comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). TGC recorded an allowance on the remaining deferred tax asset at December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period. TGC recorded a full allowance against the deferred tax asset net of the alternative minimum tax (“AMT”) credit at December 31, 2018 primarily due to cumulative losses incurred during the 3 years ended December 31, 2018. The total valuation allowance December 31, 2019 was $10.7 million, and $11.5 million at December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

On October 21, 2020, the Company, Merger Sub, and Riley, entered the Merger Agreement pursuant to which Merger Sub will be merged with and into Riley, with Riley surviving the Merger as a wholly owned subsidiary of the Company.  On the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Merger, each common unit of Riley issued and outstanding immediately prior to the effective time of the Merger (other than cancelled units (as defined in the Merger Agreement)) will be converted into the right to receive: (a) 97.796467 shares of the Company’s common stock (together with any cash to be paid in lieu of fractional shares of the Company Common Stock) and (b) any dividends or other distributions to which the holder of a Riley common unit becomes entitled to upon the surrender of such Riley common unit in accordance with the Merger Agreement.

Additional information regarding the Merger and the Merger Agreement can be found in (a) the press release issued by the Company on October 21, 2020 and (b) the Current Report on Form 8-K filed by the Company on October 22, 2020.

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

Dated: November 12, 2020

TENGASCO, INC.

By:	/s/Michael J. Rugen
Michael J. Rugen
Chief Executive Officer and Chief Financial Officer