Form 10-K
period 2020-12-31
Riley Exploration Permian, Inc.
filed 2021-03-30
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 1-15555

Riley Exploration Permian, Inc.
(name of registrant as specified in its charter)

Delaware	87-0267438
(state or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

29 E. Reno Avenue, Suite 500, Oklahoma City, OK	73104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 415-8677

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

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ⌧
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.9 million (June 30, 2020 closing price $6.60 – stock price has been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	REPX	NYSE American

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on December 31, 2020 was approximately 890,420 (this share count has been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and phrases such as “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, include the following risks:
•	fluctuations in the price we receive for our oil, gas, and NGL production, including local market price differentials;

•
the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental and societal actions taken in response to the COVID-19 pandemic, and stay-at-home orders or illness that may cause interruptions to our operations;

•
cost and availability of gathering, pipeline, refining, transportation and other midstream and downstream activities and our ability to sell oil, gas, and NGLs, which may be negatively impacted by the COVID-19 pandemic;

•	severe weather and other risks and lead to a lack of any available markets;

•	risks related to our recently completed merger, including challenges associated with integrating operations and diversion of management’s attention to merger-related issues;

•	our ability to transition to a cash-return business model, including the implementation of a dividend strategy;

•	our ability to successfully complete mergers, acquisitions and divestitures;

•	risks relating to our operations, including development drilling and testing results and performance of acquired properties and newly drilled wells;

•	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;

•	the impact of our derivative instruments and hedging activities;

•	continuing compliance with the financial covenant contained in our amended and restated credit agreement;

•	the loss of certain federal income tax deductions;

•	risks associated with executing our business strategy, including any changes in our strategy;

•	inability to prove up undeveloped acreage and maintaining production on leases;

•	risks associated with concentration of operations in one major geographic area;

•	deviations from our forecasts and budgets, including our 2021 capital expenditure budget;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to, adhere to and maintain oil price and production controls;

•
legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions, and disposal of produced water, which may be negatively impacted by the recent change in Presidential administration or legislatures;

•
the ability to receive drilling and other permits or approvals and rights-of-way in a timely manner (or at all), which may be negatively impacted by the impact of COVID-19 restrictions on regulatory employees who process and approve permits, other approvals and rights-of-way and which may be restricted by new Presidential and Secretarial orders and regulation and legislation; and

•	cybersecurity threats, technology system failures and data security issues.

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

References herein to the “Company”, “we”, “us” and “our” mean Tengasco, Inc. or Riley Exploration Permian, Inc.

PART I

ITEM 1.	BUSINESS.

History of the Company

The Company was initially organized in Utah in 1916 under a name later changed to Onasco Companies, Inc.  In 1995, the Company changed its name from Onasco Companies, Inc. by merging into Tengasco, Inc., a Tennessee corporation, formed by the Company solely for that purpose.  On June 11, 2011, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company into a wholly owned subsidiary formed in Delaware for the purpose of changing the Company’s state of incorporation from Tennessee to Delaware resulting in the Company becoming a Delaware corporation.

On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP, LLC”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and Riley. Pursuant to the terms of the Merger Agreement, a business combination between the Registrant and Riley was effected through the merger of Merger Sub with and into Riley, with Riley surviving as the surviving company and as a wholly owned subsidiary of the Registrant (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Merger Transaction”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc. Our organizational structure includes wholly owned consolidated subsidiaries through which our operations are conducted, including without limitation, Riley Exploration – Permian, LLC and Riley Permian Operating Company, LLC.

The shares of the Company began trading under the ticker symbol REPX on the NYSE American on March 1, 2021.

OVERVIEW

The Company is in the business of exploration for and production of oil and natural gas.  As of December 31, 2020, the Company’s only areas of operations were in Kansas.  As part of the merger detailed below, the Company’s operations were significantly expanded to the Permian Basin in Texas.  Since the closing of the merger, the Company has pursued potential opportunities in Texas, as well as strategic divestitures of non-core assets in Kansas.  As part of this process, the Company entered into a purchase and sale agreement to sell the legacy Kansas assets. The closing of this divestiture remains subject to various conditions to closing and there can be no assurance that the sale will be completed.  (See Note 15. Subsequent Events included in Notes to Consolidated Financial Statements)

The Company’s wholly owned subsidiary, Tengasco Pipeline Corporation (“TPC”) owned and operated a pipeline which it constructed to transport natural gas from the Company’s Swan Creek Field to customers in Kingsport, Tennessee.  The Company sold all its pipeline assets on August 16, 2013.

The Company’s wholly owned subsidiary, Manufactured Methane Corporation (“MMC”) operated treatment and delivery facilities in Church Hill, Tennessee for the extraction of methane gas from a landfill for eventual sale as natural gas or for the generation of electricity.  The Company sold all its methane facility assets, except the applicable U.S. patent, on January 26, 2018.

In connection with the Merger Transaction, the Company acquired the assets of REP, LLC. REP, LLC is an oil and gas exploration and production company with acreage is primarily located on large contiguous blocks in Yoakum County, Texas and Lea, Roosevelt and Chaves Counties in New Mexico; and the offset legacy assets are located in the Permian Basin San Andres fields, which include the Wasson and Brahaney Fields. Unless otherwise noted, the financial and operational data, such as reserves, production, wells and acreage, provided in this document exclude amounts related to REP, LLC’s assets due to the Merger Transaction closing subsequent to December 31, 2020.

General

1. The Kansas Properties

The Company’s operated properties in Kansas are located in central Kansas and as of December 31, 2020 included 153 producing oil wells, 19 shut-in wells, 6 temporarily abandoned wells, and 36 active disposal wells (the “Kansas Properties”).  The Company has onsite production management and field personnel working out of the Hays, Kansas office.

The leases for the Kansas Properties typically provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from approximately 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells in Kansas.

During 2020, the Company did not participate in drilling any wells.  However, the Company did sell its interest in six wells during 2020.  By using 3-D seismic evaluation on the Company’s existing leases, the Company has historically added proven direct offset locations.

A.  Kansas Production

The Company’s gross operated oil production in Kansas decreased by 12.2 MBbl from 110.9 MBbl in 2019 to 98.7 MBbl in 2020.  This decrease was primarily due to lower sales volumes on the Veverka D lease as a result of expected declines from higher volumes realized immediately after the polymer work performed in June 2018 and natural declines on various other properties.

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

3.  Other Areas of Development

Although focused on development of its current Kansas holdings, the Company will continue to review potential transactions involving producing properties and undeveloped acreage in Kansas as well as acquisition and drilling opportunities in other states including development opportunities on our newly acquired properties in Texas and New Mexico.

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

Drilling Equipment

The Company does not own a drilling rig or any related drilling equipment.  The Company obtains drilling services as required from time to time from various drilling contractors.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kansas by tank truck.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company’s contemplated oil and gas exploration activities in the State of Kansas or other states will be undertaken in a highly competitive and speculative business atmosphere.  In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources.  As of December 31, 2020, management did not believe that the Company’s competitive position in the oil and gas industry was significant as the Company existed at that time.

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

Research and Development

None.

Human Capital Management

The Company is committed to delivering strong financial results in a safe, environmentally and socially responsible manner.  This commitment relies on the expertise and positive contributions of all of our personnel.

As of December 31, 2020, the Company had twelve (12) full-time employees. These employees were located in Colorado, Kansas, and Texas.  In addition to our full-time employees, the Company also relies on services provided by independent contractors who assist our full-time staff in a range of areas including geology, engineering, land, accounting, and field operations, as needed. As of the date of this filing, the Company has fifty-eight (58) employees representing a significant increase in personnel as part of the merger.

The Company has focused its efforts on the following areas as part of our commitment to attract, retain and develop our personnel:

•	Training: We provide our personnel with workplace safety training and guidance, as well as resources necessary to comply with safety rules and regulations.

•
Compensation and Benefits: One element of our efforts to attract and retain our personnel is our commitment to competitive compensation and benefits packages, including annual bonuses; a 401(k) savings plan; stock awards; medical, dental and vision health care coverage; health savings and dependent-care flexible spending accounts; among other benefits.

•
Inclusion and Diversity: The diverse backgrounds and experiences of our personnel contributes to the wide range of perspectives that lead to well-rounded operations. Our management is focused on proactively increasing diversity and inclusion awareness, as well as identify challenges and areas in need of improvement or enhancement.

COVID – 19

The COVID-19 team has developed and implemented a number of safety measures, which have successfully kept our workforce healthy and safe. The COVID-19 team has established an informational campaign to provide employees an understanding of the virus risk factors and safety measures, as well as timely updates from governmental stay-at-home regulations. Expectations have also been set for employees to communicate immediately if they, or someone they have been in contact with, has experienced symptoms or tested positive for COVID-19. Other measures have included closing our office buildings and locations to the public, implementing social distancing and encouraging employees to work from home.

In response to the COVID-19 pandemic, the Company began providing the following benefits to its employees:
●	covering the cost of COVID-19 testing through expanded insurance coverage;
●	promoting telehealth benefits;
●	promoting mental health and well-being plans;
●	providing additional paid sick leave for quarantined employees.

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

The Company’s website is located at www.rileypermian.com.  On the home page of the website, you may access, free of charge, the Company’s Annual Report on Form 10-K. Under the Investor Information, SEC Filings tab you will find the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 3, 4 and 5) and any amendments to those reports as reasonably practicable after the Company electronically files such reports with the SEC.  The information contained on the Company’s website is not part of this Report or any other report filed with the SEC.

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

As of December 31, 2020, the Company had no outstanding principal amount of indebtedness under its credit facility with Prosperity Bank.  Upon closing the Merger Transaction with Riley on February 26, 2021, the credit facility with Prosperity Bank was terminated.  Although the Company had no bank indebtedness as of February 26, 2021, should it enter into a new credit facility and experience an increased level of indebtedness, coupled with domestic and global economic conditions, the associated volatility of energy prices, and the levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have several important and adverse consequences on the Company’s business and operations.  For example, any one or more of these factors could (i) make it difficult for the Company to service or refinance its indebtedness; (ii) increase the Company’s vulnerability to additional adverse changes in economic and industry conditions; (iii) require the Company to dedicate a substantial portion or all of its cash flow from operations and proceeds of any debt or equity issuances or asset sales to pay or provide for its indebtedness; (iv) limit the Company’s ability to respond to changes in our businesses and the markets in which we operate; (v) place the Company at a disadvantage to our competitors that are not as highly leveraged; or (vi) limit the Company’s ability to borrow money or raise equity to fund our working capital, capital expenditures, acquisitions, debt service requirements, investments, general corporate activity or other financing needs.  The Company continues to closely monitor the global financial and credit markets, as well as the significant volatility in the market prices for oil and natural gas.  As these events unfold, the Company will continue to evaluate and respond to any impact on Company operations.  The Company has and will continue to adjust its drilling plans and capital expenditures as necessary.  However, external financing in the capital markets may not be readily available, and without adequate capital resources, the Company’s drilling and other activities may be limited and the Company’s business, financial condition and results of operations may suffer.  Additionally, in light of the credit markets and the volatility in pricing for oil and natural gas, the Company’s ability to enter into future beneficial relationships with third parties for exploration and production activities may be limited, and as a result, may have an adverse effect on current operational strategy and related business initiatives.

Agreements Governing the Company’s Indebtedness may Limit the Company’s Ability to Execute Capital Spending or to Respond to Other Initiatives or Opportunities as they May Arise.

The availability of borrowings by the Company under the terms of virtually all reserve-based energy loans is subject to an upper limit of the borrowing base as determined by the lender’s calculated estimated future cash flows from the Company’s oil and natural gas reserves, the Company expects any decline in the pricing for these commodities, if continued for any extended period, would very likely result in a reduction in the Company’s borrowing base.  A reduction in the Company’s borrowing base could be significant and as a result, would not only reduce the capital available to the Company but may also require repayment of principal to the lender under the terms of the facility. Additionally, the terms of the Company’s amended and restated credit facility with Prosperity Bank restrict the Company’s ability to incur additional debt.  The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities, including limitations on debt, liens, and dividends, voluntary redemptions of debt, investments, and asset sales.  In addition, the credit facility requires that the Company maintain compliance with certain financial tests and financial covenants.  If future debt financing is not available to the Company when required as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, the Company may be unable to invest needed capital for drilling and exploration activities, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt.  In addition, the Company may be forced to sell some of the Company’s assets on an untimely basis or under unfavorable terms.  Any of these results could have a material adverse effect on the Company’s operating results and financial condition.

The Company’s Borrowing Base under a Credit Facility May be Reduced by the Lender.

Upon closing the Merger Transaction with Riley on February 26, 2021, the Company’s credit facility with Prosperity Bank was terminated.

The borrowing base under virtually all revolving credit facilities under a reserve-based loan will be determined from time to time by the lender, consistent with its customary natural gas and crude oil lending practices.   Reductions in estimates of the Company’s natural gas and crude oil reserves could result in a reduction in the Company’s borrowing base, which would reduce the amount of financial resources available under the Company’s revolving credit facility to meet its capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lender’s practices regarding estimation of reserves.  If either cash flow from operations or the Company’s borrowing base decreases for any reason, the Company’s ability to undertake exploration and development activities could be adversely affected.

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

Upon closing the Merger Transaction with Riley on February 26, 2021, the Company’s credit facility with Prosperity Bank was terminated.

Borrowings under the Company’s credit facility with Prosperity Bank are at variable rates of interest and expose the Company to interest rate risk.  If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company’s income and cash flows would decrease.  The Company’s credit facility agreement contains certain financial covenants based on the Company’s performance.  If the Company’s financial performance results in any of these covenants being violated, Prosperity Bank may choose to require repayment of any outstanding borrowings sooner than currently required by the agreement.

Declines in Oil or Gas Prices Have and Will Materially Adversely Affect the Company’s Revenues.

The Company’s financial condition and results of operations depend in large part upon the prices obtainable for the Company’s oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.  As seen in recent years, prices for oil and natural gas are subject to extreme fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the Company’s control.  These factors include worldwide political instability (especially in the Middle East and other oil producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels, speculating activities in the commodities markets, impact of the recent COVID-19 pandemic, and the overall economic environment.  The Company’s operations are substantially adversely impacted as oil prices decline.  Lower prices dramatically affect the Company’s revenues from its drilling operations.  Further, drilling of new wells, development of the Company’s leases and acquisitions of new properties are also adversely affected and limited.   As a result, the Company’s potential revenues from operations as well as the Company’s proved reserves may substantially decrease from levels achieved during the period when oil prices were much higher.  There can be no assurances as to the future prices of oil or gas.  A substantial or extended decline in oil or gas prices would have a material adverse effect on the Company’s financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital.  Oil and natural gas prices have historically been and are likely to continue to be volatile.

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

The Company Has a History of Significant Losses.

During the early stages of the development of its oil and gas business, the Company had a history of significant losses from operations, in particular its development of the Swan Creek Field in Tennessee and the Company’s related pipeline assets.  In addition, the Company has recorded an impairment of its oil and gas properties during 2008, 2015, 2016, and 2020, impairments of its pipeline assets during 2010 and 2012, and an impairment of its methane facility in 2014.  As of December 31, 2020, the Company has an accumulated deficit of $55.6 million.  The Company recorded net losses of $2.0 million in 2009, $1.7 million in 2010, $0.1 million in 2012, $0.8 million in 2014, $24.7 million in 2015, $4.2 million in 2016, $0.6 million in 2017, $0.5 million in 2019, and $3.6 million in 2020.  In the event the Company experiences losses in the future, those losses may curtail the Company’s development and operating activities, and may require the Company to take certain actions in order to remain in compliance the NYSE American listing standards.

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

Due to the low oil prices experienced in the quarter ended December 31, 2014 and during 2015, the Company experienced ceiling test failures during 2015 resulting in recording non-cash impairments of $14.5 million.  During 2016, the Company recorded ceiling test failures resulting in recording non-cash impairment of $2.7 million.  During 2020, the Company recorded ceiling test failures resulting in recording non-cash impairment of $0.9 million.   Should the Company experience prices at depressed levels for an extended amount of time during future periods, the Company may be required to record additional impairment of its oil properties.

Use of the Company’s Net Operating Loss Carryforwards May Be Limited.

At December 31, 2020, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes.  Most of these loss carryforwards will eventually expire if not utilized.  In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws.  Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs, such as the Merger Transaction with Riley on February 26, 2021.  There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company.  The effect of such write downs or reversals, if they occur, may be material and substantially adverse.  At December 31, 2020, federal net operating loss carryforwards amounted to approximately $35.4 million, of which $30.1 million expires between 2021 and 2037 which can offset 100% of taxable income and $5.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The Company recorded an allowance on the deferred tax asset at December 31, 2020 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  The total valuation allowance at December 31, 2020 was $11.1 million and $10.7 million at December 31, 2019.  The net operating loss information above does not include the impact of the Merger Transaction with Riley.

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

Concerns About Climate Change and Related Regulatory, Social and Market Actions May Adversely Affect Our Business

Continuing and increasing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers and regulators at both the U.S. federal and state levels have already imposed, or stated intentions to impose, laws and regulations designed to quantify and limit the emission of greenhouse gases. For example, both the EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; although the methane specific requirements of some of these regulations have been repealed, similar or more stringent emissions requirements may be imposed by the Biden Administration. In addition, several states where we operate, including Texas and New Mexico202, have already imposed, or stated intentions to impose, laws or regulations designed to reduce methane emissions from oil and gas exploration and production activities. With respect to more comprehensive regulation, policy makers and political leaders have made, or expressed support for, a variety of proposals, such as the development of cap-and-trade or carbon tax programs. In addition, President Biden has highlighted addressing climate change as a priority of his administration, and he previously released an energy plan calling for a number of sweeping changes to address climate change, including, among other measures, a national mobilization effort to achieve net-zero emissions for the U.S. economy by 2050, through increased use of renewable power, stricter fuel-efficiency standards and support for zero-emission vehicles. President Biden issued a number of executive orders in January 2021 with the purpose of implementing certain of these changes, including the rejoining of the Paris Agreement, a call for the issuance of more stringent methane emissions regulations for oil and gas facilities and an order directing federal agencies to procure electric vehicles. Although the full impact of these orders is uncertain at this time, the adoption and implementation of these or other initiatives may result in the restriction or cancellation of oil and natural gas activities, greater costs of compliance or consumption (thereby reducing demand for our products) or an impairment in our ability to continue our operations in an economic manner.

In addition to regulatory risk, other market and social initiatives resulting from the changing perception of climate change present risks for our business. For example, in an effort to promote a lower-carbon economy, there are various public and private initiatives subsidizing the development and adoption of alternative energy sources and technologies, including by mandating the use of specific fuels or technologies. These initiatives may reduce the competitiveness of carbon-based fuels, such as oil and gas. Moreover, an increasing number of financial institutions, funds and other sources of capital have begun restricting or eliminating their investment in oil and natural gas activities due to their concern regarding climate change. Such restrictions in capital could decrease the value of our business and make it more difficult to fund our operations. Finally, governmental entities and other plaintiffs have brought, and may continue to bring, claims against us and other oil and gas companies for purported damages caused by the alleged effects of climate change. These and the other regulatory, social and market risks relating to climate change described above could result in unexpected costs, increase our operating expense and reduce the demand for our products, which in turn could lower the value of our reserves and have an adverse effect on our profitability, financial condition and liquidity.

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

We May Fail to Realize the Anticipated Benefits of the Merger

The ultimate success of the Merger Transaction will depend on, among other things, our ability to combine the legacy Company business with REP, LLC’s businesses in a manner that realizes anticipated synergies and benefits. If we are not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated. Furthermore, our board of directors and management team consist of directors and employees from each of the legacy companies and two independent directors. The integration of these individuals could require the reconciliation of differing priorities and strategic philosophies, which may not be successful or take longer than anticipated.

Shares Eligible for Future Sale May Depress the Company’s Stock Price.

At December 31, 2020, the Company had approximately 890,420 shares of common stock outstanding of which approximately 458,368 shares were held by officers, directors, and affiliates.  In addition, options to purchase 104 shares of unissued common stock were granted under the Tengasco, Inc. Stock Incentive Plan all of which were vested at December 31, 2020.  These options expired on January 3, 2021.  These share counts have been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.

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

Future Issuance of Additional Shares of the Company’s Common Stock Would Cause Dilution of Ownership Interest and Adversely Affect Stock Price.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interest of its current stockholders.  The Company is currently authorized to issue a total of 100 million shares of common stock with such rights as determined by the Board of Directors.  Of that amount, approximately 0.9 million shares have been issued (this share count has been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021). The potential issuance of the approximately 99.1 million remaining authorized but unissued shares of common stock may create downward pressure on the trading price of the Company’s common stock.

The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for raising capital or other business purposes.  Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

Cyber Attacks May Adversely Impact Our Operations

Our business has become increasingly dependent on digital technologies, and we anticipate expanding the use of these technologies in our operations, including through artificial intelligence, process automation and data analytics. Concurrent with the growing dependence on technology is greater sensitivity to cyber attack related activities, which have increasingly targeted our industry. Cyber attackers often attempt to gain unauthorized access to digital systems for purposes of misappropriating confidential and proprietary information, intellectual property or financial assets, corrupting data or causing operational disruptions as well as preventing users from accessing systems or information for the purpose of demanding payment in order for users to regain access. These attacks may be perpetrated by third parties or insiders. Techniques used in these attacks often range from highly sophisticated efforts to electronically circumvent network security to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. Cyber attacks may also be performed in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks. In addition, our vendors, midstream providers and other business partners may separately suffer disruptions or breaches from cyber attacks, which, in turn, could adversely impact our operations and compromise our information. Although we have not suffered material losses related to cyber attacks to date, if we were successfully attacked, we could incur substantial remediation and other costs or suffer other negative consequences, including litigation risks. Moreover, as the sophistication of cyber attacks continues to evolve, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities.

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

Property Location, Facilities, Size and Nature of Ownership.

Following the closing of the Merger Transaction with Riley, the Company leases its principal executive offices, consisting of approximately 15,384 square feet located at 29 E. Reno Avenue, Suite 500, Oklahoma City, Oklahoma 73104 at current rental of approximately $32,000 per month, expiring in April 2022.  The Company also lease an office located at 8000 E. Maplewood Ave., Suite 130, Greenwood Village, Colorado at a current rental of approximately $4,600 per month, expiring in August 2021, an office in Hays, Kansas at a rental of $750 per month that is currently a month-to-month lease and a storage yard in Hays, Kansas at a rental of $350 per month that is also a month-to month-lease.

The Company carries commercial insurance as well as property insurance on its offices, vehicles, and office contents.  As of December 31, 2020, the Company did not have an interest in producing or non-producing oil and gas properties in any state other than Kansas.  In connection with the Merger Transaction, the Company acquired the assets of REP, LLC. REP, LLC is an oil and gas exploration and production company with acreage is primarily located on large contiguous blocks in Yoakum County, Texas and Lea, Roosevelt and Chaves Counties in New Mexico; and the offset legacy assets are located in the Permian Basin San Andres fields, which include the Wasson and Brahaney Fields.

Kansas Properties

The Kansas Properties as of December 31, 2020 contained 15,265 gross acres (11,273 net acres) in central Kansas.  Of these acres, 13,440 gross acres (10,893 net acres) were held by production.

The Kansas leases typically provide for a landowner royalty of 12.5%.  Some wells are subject to an overriding royalty interest from 0.5% to 15%.  The Company maintains a 100% working interest in most of its wells and undrilled acreage in Kansas.  The primary terms for most of the Company’s newer leases in Kansas are from three to five years.

During 2020, the Company did not participate in drilling any wells.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Reserve and Production Summary

The following tables indicate the county breakdown of 2020 production and reserve values as of December 31, 2020.

Production by County

Area	Gross Production MBOE	Average Net Revenue Interest	Percentage of Total Oil Production
Rooks County, KS	70.1	0.829552	71.0%
Trego County, KS	11.0	0.805752	11.2%
Ellis County, KS	5.2	0.798147	5.3%
Barton County, KS	4.3	0.811295	4.3%
Graham County, KS	2.8	0.872264	2.8%
Rush County, KS	2.2	0.872468	2.2%
Russell County, KS	2.0	0.827019	2.1%
Pawnee County, KS	1.1	0.834952	1.1%

Total	98.7		100.0%

Reserve Value by County Discounted at 10% (in thousands)

Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Rooks County, KS	$2,162	$—	$2,162	74.6%
Trego County, KS	245	—	245	8.5%
Rush County, KS	197	—	197	6.8
Barton County, KS	177	—	177	6.1%
Graham County, KS	98	—	98	3.4
Pawnee County, KS	18	—	18	0.6
Ellis County, KS	—	—	—	—%
Russell County, KS	—	—	—	—%
Total	$2,897	$—	$2,897	100.0%

Reserve Analyses

The Company’s estimated total net proved reserves of oil and natural gas as of December 31, 2020 and 2019, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of the Company’s reserves were located in the United States. These estimates were prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”) of Dallas, Texas, and are part of their reserve reports on the Company’s oil and gas properties.  LaRoche and its employees and its registered petroleum engineers have no interest in the Company and performed those services at their standard rates.  LaRoche’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by the Company.  In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at LaRoche responsible for preparing the Company’s reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.  Our independent third-party engineers do not own an interest in any of our properties and are not employed by the Company on a contingent basis.

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

Total Proved Reserves as of December 31, 2020

	Producing	Non-Producing	Undeveloped	Total
Oil (MBbl)	489	28	—	517
Future net cash flows before income taxes discounted at 10% (in thousands)	$2,598	$299	$—	$2,897

Total Proved Reserves as of December 31, 2019

	Producing	Non-producing	Undeveloped	Total
Oil (MBbl)	766	37	—	803
Future net cash flows before income taxes discounted at 10% (in thousands)	$7,592	$773	$—	$8,365

Historically, all drilling has primarily been funded by cash flows from operations, cash balances, with supplemental funding provided by the Company’s credit facility.

The oil price after basis adjustments used in our December 31, 2020 reserve valuation was $34.87 per Bbl compared to $50.65 per Bbl used in our December 31, 2019 reserve valuation.  The primary factor causing the decrease in proved developed reserve volumes and values from December 31, 2019 levels was decreased oil prices.

The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after December 31, 2020.  There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices.  Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

Production

The following tables summarize for the past two fiscal years the volumes of oil produced from operated properties, the Company’s operating costs, and the Company’s average sales prices for its oil.  The net production volumes excluded volumes produced to royalty interest or other parties’ working interest.

Kansas
	Gross Production		Net Production		Cost of Net Production	Average Sales Price
Years Ended	Oil	Gas	Oil	Gas		Oil	Gas
December 31,	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(Per BOE)	(Bbl)	(Per Mcf)
2020	99	—	82	—	$32.49	$34.91	—
2019	111	—	91	—	$34.55	$52.12	—

Oil and Gas Drilling Activities

During 2019, the Company participated in drilling two operated wells, one of which was completed as a producing well, and one non-operated well, which was completed as a producing well.  All of the Company’s current reserve value, production, oil and gas revenue, and future development objectives result from the Company’s ongoing interest in Kansas.

Gross and Net Wells

The following tables set forth the fiscal years ending December 31, 2020 and 2019 the number of gross and net development wells drilled by the Company.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interest the Company owns in the gross wells.

	For Years Ending December 31,
	2020		2019
	Gross	Net	Gross	Net
Kansas
Productive Wells	—	—	2	1.1
Dry Holes	—	—	1	0.9

Productive Wells

As of December 31, 2019, the Company held a working interest in 175 gross wells, including interest in 3 properties operated by others, and 171 net wells in Kansas.  Productive wells are either producing wells or wells capable of commercial production although currently shut-in.  The term gross wells means the total number of wells in which the Company owns an interest, while the term net wells means the sum of the fractional working interests the Company owns in all of the gross wells.

Developed and Undeveloped Oil and Gas Acreage

As of December 31, 2020, the Company owned and operated working interests in the following developed and undeveloped oil and gas acreage.  The term gross acres means the total number of acres in which the Company owns an interest, while the term net acres means the sum of the fractional working interest the Company owns in the gross acres, less the interest of royalty owners.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Kansas	13,600	10,926	1,168	244	14,768	11,170

The following table identifies the number of gross and net undeveloped acres as of December 31, 2020 that will expire, by year, unless production is established before lease expiration or unless the lease is renewed.

	2021	2022	2023	Total
Gross Acres	320	263	585	1,168
Net Acres	67	55	122	244

ITEM 3.	LEGAL PROCEEDINGS

See Item 8. Commitments and Contingencies in Notes to Consolidated Financial Statements

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2020, the Company’s common stock was listed on the NYSE American exchange under the symbol TGC (effective with trading on March 1, 2021, the symbol changed to REPX).    The range of high and low sales prices for shares of common stock of the Company as reported on the NYSE American during the fiscal years ended December 31, 2020 and December 31, 2019 are set forth below.  The prices set forth in the table below have been adjusted to reflect the impact of the 1 for 12 stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.

For the Quarters Ending	High	Low
March 31, 2020	$8.40	$4.44
June 30, 2020	$9.24	$5.16
September 30, 2020	$13.20	$6.00
December 31, 2020	$52.32	$8.64

March 31, 2019	$14.40	$10.20
June 30, 2019	$16.20	$9.60
September 30, 2019	$12.00	$6.60
December 31, 2019	$7.92	$4.68

Holders

As of December 31, 2020, the number of shareholders of record of the Company’s common stock was 244 and management believes that there are approximately 4,500 beneficial owners of the Company’s common stock.

Dividends

Tengasco, Inc did not pay any dividends with respect to the Company’s common stock in 2020 or 2019.  However, Riley did pay dividends to their owners during this period.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2020, the Company did not sell or issue any unregistered securities.  Any unregistered equity securities that were sold or issued by the Company during the first three quarters of fiscal 2020 were previously reported in Reports filed by the Company with the SEC.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during 2020.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” for information regarding the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion in Item 7 relates solely to operations of Tengasco, Inc. and does not include discussion related to REP, LLC operations.

Results of Operations

The Company reported a net loss from continuing operations of $(3.6 million) or $(4.10) per share in 2020 compared to a net loss of $(436,000) or $(0.49) per share in 2019.  Loss per share in 2020 and in 2019 has been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.

On October 22, 2020, we entered into the Merger Agreement, providing for an all-stock merger of with REP, LLC which successfully closed on February 26, 2021. This strategic combination accelerates our transition to a cash-return business model, including the implementation of a dividend strategy.

The Company realized revenues of approximately $3.0 million in 2020 compared to $4.9 million in 2019.  During 2020, revenues decreased approximately $1.9 million of which $1.5 million of this decrease related to a $17.18 per barrel decrease in the average oil price received from $52.12 per barrel received in 2019 to $34.94 per barrel received in 2020.  Revenue also decreased approximately $387,000 related to a 7.4 MBbl decrease in oil sales volumes from 93.7 MBbl in 2019 to 86.3 MBbl in 2020.  The decrease in volumes was primarily related to lower sales volumes on the Veverka D lease due to declines from increased volumes associated with the polymer work performed in mid-2018, lower sales volumes on the Bellerive Stice well that was completed at the end of 2018, as well as natural declines on other properties, partially offset by sales from the Zimmerman well that was completed at the end of 2019.

The Company’s production costs and taxes were approximately $3.1 million in 2020 compared to $3.4 million in 2019.  The $294,000 decrease in 2020 was primarily due to lower well repair and utility costs, partially offset by a change in the oil inventory adjustment and an increase in Kansas payroll costs.

Depreciation, depletion, and amortization was approximately $644,000 in 2020 compared to $716,000 in 2019.  The $72,000 decrease in 2020 was due to a $50,000 decrease related to lower sales volumes, a $17,000 decrease related to a decrease in the oil and gas depletion rate, and a $5,000 decrease in depreciation on field vehicles.

The Company’s general and administrative cost was approximately $2.2 million in 2020 compared to $1.3 million in 2019.  The $885,000 increase in 2020 was primarily due to costs related to the Merger Transaction with REP, LLC.

The Company performed its assessment for impairment of oil and gas properties and other assets during 2020 and 2019.  During 2020, the Company recorded impairment of approximately $920,000 primarily as a result of lower oil prices experienced during 2020.  During 2019, no impairments of oil and gas properties or other assets resulted from the Company’s assessment.

Other income was $166,000 in 2020 compared to $6,000 in 2019.  The amount recorded in 2020 related to forgiveness of the Company’s Paycheck Protection Program (“PPP”) loan.  On November 5, 2020, the Company was notified by Prosperity Bank PPP loan had been forgiven and the loan was closed.

During 2020 and 2019, the Company did not have any open derivative positions.

Liquidity and Capital Resources

At December 31, 2020, the Company had a revolving credit facility with Prosperity Bank.  Upon closing the Merger Transaction with Riley on February 26, 2021, the credit facility with Prosperity Bank was terminated.  Other than cash flow from operations, this credit facility has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit were available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of approximately $1.442 million.  The credit facility was secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility included certain covenants with which the Company was required to comply.  At December 31, 2020, these covenants include the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants as of December 31, 2020 and 2019.

The Company had zero borrowings under the facility on December 31, 2020 and December 31, 2019.  As the credit facility was terminated on February 26, 2021, no further borrowing base reviews will take place.

Net cash used in operating activities was $1.5 million in 2020 compared to $226,000 provided by operating activities in 2019.  In 2020, cash flow provided by working capital was $571,000 compared to $163,000 of cash flow used in working capital during 2019.  The change in cash used in operating activities during 2020 was primarily related to decreased revenues as a result of lower oil prices, and decreased revenues as a result of lower sales volumes, and increase in general and administrative expenses primarily as a result of costs related to the Merger Transaction with Riley.

Net cash used in investing activities was $71,000 in 2020 compared to $233,000 in 2019.  The $162,000 decrease in cash used in investing activities during 2020 was due primarily to drilling and polymer costs incurred during 2019, and proceeds from the sale of equipment inventory in 2019.

Net cash provided by financing activities was $126,000 in 2020 compared to $106,000 used in financing activities in 2019.  The change in net cash provided by financing activities was due the Company receiving approximately $166,000 from the Paycheck Protection Program (“PPP”) loan in May 2020.  This loan was forgiven in November 2020.

On February 26, 2021, the Company completed an all-stock merger with REP, LLC. On the closing date of the Merger Transaction, each common unit of REP, LLC was automatically converted into the right to receive 97.796467 shares of Company common stock. This exchange ratio has not been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.  Based on the closing price of the Company’s common stock on February 26, 2021, the total value of the Company common stock issued to holders of REP, LLC common units as part of the Merger Transaction was approximately $500 million.

With this strategic merger, we are accelerating our transition to a cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash returns to shareholders. These principles will position the Company to be a consistent builder of economic value through the cycle. The post-merger scalability is expected to enhance the Company’s free cash flow, credit profile and decrease the overall cost of capital.

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

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2019, and 2018 (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31,2019
Revenue (in thousands):
Crude oil	$3,015	$4,884
Salt water disposal fees	23	27
Total	$3,038	$4,911

There were no natural gas imbalances at December 31, 2020 or December 31, 2019.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves.  The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of both December 31, 2020 and 2019.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.  At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling).  If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down cannot be reversed in a later period.

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

The Company’s proved oil and gas reserves as of December 31, 2020 were determined by LaRoche Petroleum Consultants, Ltd.  Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control.  The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time.  Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

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

Recent Accounting Pronouncements

See Item 2. Recent Accounting Pronouncements in Notes to Consolidated Financial Statements

Contractual Obligations

The following table summarizes the Company’s contractual obligations due by period as of December 31, 2020 (in thousands):

Contractual Obligations	Total	2021	2022	2023
Long-Term Debt Obligations[1]	$—	$—	$—	$—
Operating Lease Obligations	42	42	—	—
Finance Lease Obligations	77	61	16	—
Estimated Interest on Obligations	2	2	—	—
Total	$121	$105	$16	$—

(1)
The credit facility with Prosperity Bank had a zero balance at December 31, 2020.  Upon closing the Merger Transaction with Riley on February 26, 2021, the credit facility with Prosperity Bank was terminated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Discussion in Item 7A relates solely to operations of Tengasco, Inc. and does not include discussion related to Riley operations.

Commodity Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production.  Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.  Monthly oil price realizations during 2020 ranged from a low of $15.26 per barrel to a high of $53.04 per barrel.  During 2020, the industry has seen a severe decline in oil commodity pricing from year-end 2019 pricing due to economic conditions worldwide caused by the novel virus outbreak which resulted in a significant decline in demand for oil, combined with an oil price war between Saudi Arabia and Russia which further depressed crude oil pricing.  The Company can operate in the short-term at these depressed levels, but would need to access additional capital should prices continue at these depressed level for an extended period of time.

In addition, during 2010, 2011, and 2012 the Company participated in derivative agreements on a specified number of barrels of oil of its production.  The Company did not participate in any derivative agreements during 2020 or 2019 but may participate in derivative activities in the future.

Interest Rate Risk

At December 31, 2020, the Company had finance leases outstanding of approximately $77,000,  and no amounts owed on its credit facility with Prosperity Bank.  As of December 31, 2020, the interest rate on the credit facility was variable at a rate equal to prime plus 0.50% per annum.  The Company’s credit facility interest rate at December 31, 2020 was 3.75%.  The Company’s finance leases of $77,000 has fixed interest rates ranging from approximately 5.0% to 6.5%.

The annual impact on interest expense and the Company’s cash flows of a 10% increase in the interest rate on the credit facility would be approximately zero assuming borrowed amounts under the credit facility remained at the same amount owed as of December 31.  The Company did not have any open derivative contracts relating to interest rates at December 31, 2020 or 2019.

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

See CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS on page 3.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Discussion in Item 9A relates solely to operations of Tengasco, Inc. and does not include discussion related to Riley operations.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2020.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control-Integrated-Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework was updated in 2013.  Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020, there have been no changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.	OTHER INFORMATION

On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP, LLC”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and Riley. Pursuant to the terms of the Merger Agreement, a business combination between the Registrant and Riley was effected through the merger of Merger Sub with and into Riley, with Riley surviving as the surviving company and as a wholly owned subsidiary of the Registrant (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Merger Transaction”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc. Our organizational structure includes wholly owned consolidated subsidiaries through which our operations are conducted, including without limitation, Riley Exploration – Permian, LLC and Riley Permian Operating Company, LLC.  The shares of the Company began trading under the ticker symbol REPX on the NYSE American on March 1, 2021.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors and Executive Officers – The table below relates to Company directors as of December 31, 2020.

NAME	POSITIONS HELD	DATE OF INITIAL ELECTION OR DESIGNATION	AGE
Matthew K. Behrent	Director	3/27/2007	50
Peter E. Salas	Director;	10/8/2002	66
	Chairman of the Board	10/21/2004
Richard M. Thon	Director	11/22/2013	66
Michael J. Rugen	Chief Financial Officer;	9/28/2009	60
	Chief Executive Officer (interim)	6/24/2013
Cary V. Sorensen	Vice-President; General Counsel; Secretary	7/9/1999	72

Business Experience

Directors

In accordance with the Merger Agreement, on February 26, 2021, immediately prior to and effective upon the closing of the Merger, Peter Salas, Richard M. Thon and Matthew K. Behrent resigned from the Company’s board of directors and committees of the board of directors on which they respectively served, which resignations were not the result of any disagreements with the Company relating to the Company’s operations, policies or practices.

The Merger Agreement provides that at or immediately after the closing of the Merger, the size of the Company’s board of directors will be increased to five members, consisting of one director designated by the Company, who is Michael J. Rugen, two directors designated by REP LLC, who are Bobby D. Riley and Bryan H. Lawrence, and two independent director nominees, Brent Arriaga and E. Wayne Nordberg.

The information below represents information on the Tengasco directors as of December 31, 2020.

Matthew K. Behrent is the Executive Vice President, Corporate Development of EDCI Holdings, Inc., a company that is currently engaged in carrying out a plan of dissolution. Before joining EDCI in June, 2005, Mr. Behrent was an investment banker, working as a Vice-President at Revolution Partners, a technology focused investment bank in Boston, from March 2004 until June 2005 and as an associate in Credit Suisse First Boston Corporation's technology mergers and acquisitions group from June 2000 until January 2003. From June 1997 to May 2000, Mr. Behrent practiced law, most recently with Cleary, Gottlieb, Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and mergers and acquisitions transactions. Mr. Behrent received his J.D. from Stanford Law School in 1997, and his B.A. in Political Science and Political Theory from Hampshire College in 1992. He became a Director of the Company on March 27, 2007.   The experience, qualifications, attributes, and skills gained by Mr. Behrent in these sophisticated legal and financial positions directly apply to and support the financial oversight of the Company’s operations and lead to the conclusion that Mr. Behrent should serve as a Director of the Company.

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

Officers

On February 26, 2021, effective immediately after the closing of the Merger, the Company’s board of directors appointed Bobby D. Riley as the Company’s Chairman of the Board and Chief Executive Officer, Kevin Riley as the Company’s President, Michael J. Rugen as the Company’s Chief Financial Officer and Director, Corey Riley as the Company’s Executive Vice President Business Intelligence and Michael Palmer as the Company’s Executive Vice President Corporate Land. On March 15, 2021, Philip Riley joined the Company as Executive Vice President of Strategy.  The information below represents information on the Tengasco officers as of December 31, 2020.

As a result of the Merger Transaction with Riley which closed on February 26, 2021, Cary V. Sorensen was removed as an officer of the Company and its subsidiaries at closing of the merger.  Michael Rugen will continue as Chief Financial Officer of Riley Exploration Permian, Inc., following the closing of the Merger Transaction with Riley.  The information below represents information on the Tengasco officers as of December 31, 2020.

Michael J. Rugen was named Chief Financial Officer of the Company in September 2009 and as interim Chief Executive Officer in June 2013.  He is a certified public accountant (Texas) with over 35 years of experience in exploration, production and oilfield service.  Prior to joining the Company, Mr. Rugen spent 2 years as Vice President of Accounting and Finance for Nighthawk Oilfield Services.  From 2001 to June 2007, he was a Manager/Sr. Manager with UHY Advisors, primarily responsible for managing internal audit and Sarbanes-Oxley 404 engagements for various oil and gas clients. In 1999 and 2000, Mr. Rugen provided finance and accounting consulting services with Jefferson Wells International.  From 1982 to 1998, Mr. Rugen held various accounting and management positions at BHP Petroleum, with accounting responsibilities for onshore and offshore US operations as well as operations in Trinidad and Bolivia.  Mr. Rugen earned a Bachelor of Science in Business with a Major in Accounting in 1982 from Indiana University.

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

Family and Other Relationships

As of December 31, 2020 there were no family relationships between any of the directors or executive officers of the Company. Following the Closing Date, there is a family relationship between Mr. Bobby D. Riley and the Company’s President, Mr. Kevin Riley, and the Company’s Executive Vice President Business Intelligence, Mr. Corey Riley, as father and sons. Mr. Kevin Riley and Mr. Corey Riley are brothers. There is no family relationship between Mr. Philip Riley and Messrs. Bobby Riley, Kevin Riley, or Corey Riley.

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

Peter E. Salas, a director of the Company and Chairman of the Board of the Company was the chief executive officer of Boston Restaurant Associates, Inc. when that company filed a Chapter 11 reorganization plan under federal bankruptcy laws on May 20, 2015. The plan of reorganization became effective on August 31, 2015 and Mr. Salas has remained the chief executive officer and sole director of that company since the reorganization.  In addition, Mr. Salas was controlling person of the general partner of Hoactzin Partners, L.P. (“Hoactzin”) when on October 26, 2019 Hoactzin filed a petition under Chapter 11 of the Bankruptcy Code in the Northern District of Texas in Dallas.  On February 12, 2020 the proceeding was converted to a Chapter 7 liquidation proceeding.  At the time of this Report, the case was proceeding in due course.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. In fiscal 2020, the Company, its officers, directors, and shareholders owning more than 10% of its common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s financial officers and executive officers, including its Chief Executive Officer and Chief Financial Officer.  The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of these codes can be found at the Company’s internet website at www.rileypermian.com.  The Company intends to disclose any amendments to its Codes of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s President, Chief Financial Officer or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver.  A copy of the Code of Ethics can be obtained free of charge by writing to Beth di Santo, Corporate Secretary, Riley Exploration Permian, Inc., 29 East Reno Avenue, Suite 500, Oklahoma City, OK 73104.

Audit Committee

As a result of the Merger Transaction with Riley which closed on February 26, 2021, all Tengasco Audit Committee members resigned at closing.  The information below represents information on the Tengasco Audit Committee members as of December 31, 2020.

During 2020, directors Matthew K. Behrent and Richard M. Thon were the members of the Board’s Audit Committee. Mr. Behrent was the Chairman of the Committee and the Board of Directors determined that both Mr. Behrent and Mr. Thon were each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations and the NYSE American Rules.  Each of the members of the Audit Committee met the independence and experience requirements of the NYSE American Rules, the applicable Securities Laws, and the regulations and rules promulgated by the SEC. The Audit Committee met each quarter and a total of four (4) times in Fiscal 2019 with the Company’s auditors, including discussing the audit of the Company’s year-end financial statements.

The Audit Committee adopted an Audit Committee Charter during fiscal 2001.  In 2004, the Board adopted an amended Audit Committee Charter.  The Audit Committee Charter fully complies with the requirements of the NYSE American Rules. The Audit Committee reviews and reassesses the Audit Committee Charter annually.

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

Changes in Board Nomination Procedures

In 2020, there were no changes to the procedures adopted by the Board for nominations for the Board of Directors. Those procedures were last set forth in the Company’s Proxy Statement filed on October 3, 2014 for the Company’s Annual Meeting held on November 14, 2014 and were posted on the Company’s internet website.  In the event of any such amendment to the procedures, the Company intends to disclose the amendments on the Company's internet website within five business days following such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer, Chief Financial Officer, other executive officers, and employees whose compensation exceeded $100,000 during fiscal years ended December 31, 2020 and December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation[2] ($)	Total ($)
Michael J. Rugen,	2020	199,826	23,944	10,633	8,132	242,535
Chief Financial Officer	2019	199,826	23,507	12,147	8,128	243,608
Chief Executive Officer (interim)[3]
Cary V. Sorensen,	2020	91,000	—	—	3,720	94,720
General Counsel	2019	91,000	—	—	3,707	94,707

(2)
The amounts in this column consist of the Company’s matching contributions to its 401 (k) plan and the portion of company-wide group term life insurance premiums allocable to these named executive officers.

(3)	Mr. Rugen was appointed interim Chief Executive Officer on June 28, 2013. The bonus and stock award information for Mr. Rugen for 2020 and 2019 represents his compensation for his services as CEO.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael J. Rugen	—	—	$—
Cary V. Sorensen	—	—	$—

Option and Award Exercises

On December 31, 2020, Peter Salas exercised approximately 52 options (this share count has been adjusted for the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021) which represented all of his options then outstanding.  No other options were exercised during 2020 or 2019.

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

As to the Company’s Chief Financial Officer and interim Chief Executive Officer Michael J. Rugen, Mr. Rugen’s salary as CFO and bonus as CEO was reduced effective February 2, 2015 by 18% from current levels, or about $42,000 per year. The 18% reduction will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his compensation shall revert to the levels in place before the reductions became effective. In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective.  At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed to Mr. Rugen if he was still employed by the Company. Mr. Rugen expressly consented to this reduction as not constituting a “termination without Cause” under the terms of his Compensation Agreement dated September 18, 2013 but permitting him to invoke that provision in the event prices do recover as set out above but the compensation reduction is not rescinded or the reductions are not repaid.  As of the closing of the Merger Transaction with Riley, the potential reimbursement of this amount and shares were no longer due to Mr. Rugen.

As to the Company’s Vice President, General Counsel, and Corporate Secretary Cary V. Sorensen, the Company and Mr. Sorensen reached agreement on February 25, 2015 that as of March 2, 2015 his annual salary would be set at $91,000 per annum, a reduction from his current salary of $137,500 per annum as described above. In addition, Mr. Sorensen’s $91,000 salary will be reduced effective March 2, 2015 by 10%. In like manner as set out above for Mr. Rugen, the 10% reduction on Mr. Sorensen’s salary will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when his salary shall revert to $91,000 per annum.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective.  At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made from the $91,000 salary level will be reimbursed to Mr. Sorensen if he were still employed by the Company.  As of the closing of the Merger Transaction with Riley, the potential reimbursement of this amount and shares are no longer due to Mr. Sorensen.

There are presently no other employment contracts relating to any member of management. However, depending upon the Company's operations and requirements, the Company may offer long-term contracts to executive officers or key employees in the future.

On February 25, 2021, the Company entered into a Change of Control Agreement with Michael J. Rugen and Cary V. Sorensen.  These agreements called for a severance payment in contemplation of termination of employment in the amount of six month’s salary in effect at the time of any such termination.  On March 4, 2021, Michael J. Rugen entered into an employment agreement with Riley Exploration Permian, Inc.  This employment agreement had an effective date of February 26, 2021 and supersedes the Change of Control Agreement dated February 25, 2021.

Compensation and Stock Option Committee

As a result of the Merger Transaction with Riley which closed on February 26, 2021, all Tengasco Compensation and Stock Option Committee members resigned at closing.  The information below represents information on the Tengasco Compensation and Stock Option Committee members as of December 31, 2020.

The members of the Compensation Committee during 2020 were Matthew K. Behrent and Richard M. Thon, with Mr. Thon acting as Chairman.  Messrs. Behrent and Thon meet the current independence standards established by the NYSE American Rules to serve on this Committee.

The Board of Directors has adopted a charter for the Compensation Committee which is available at the Company’s internet website, www.rileypermian.com.

The Compensation Committee’s functions, in conjunction with the Board of Directors, are to provide recommendations with respect to general and specific compensation policies and practices of the Company for directors, officers and other employees of the Company.  The Compensation Committee expects to periodically review the approach to executive compensation and to make changes as competitive conditions and other circumstances warrant and will seek to ensure the Company's compensation philosophy is consistent with the Company's best interests and is properly implemented. The Committee determines or recommends to the Board of Directors for determination the specific compensation of the Company’s Chief Executive Officer and all of the Company’s other officers. Although the Committee may seek the input of the Company’s Chief Executive Officer in determining the compensation of the Company’s other executive officers, the Chief Executive Officer may not be present during the voting or deliberations with respect to his compensation. The Committee may not delegate any of its responsibilities unless it is to a subcommittee formed by the Committee, but only if such subcommittee consists entirely of directors who meet the independence requirements of the NYSE American Rules.

The Compensation Committee is also charged with administering the Tengasco, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).  The Compensation Committee has complete discretionary authority with respect to the awarding of options, stock, and Stock Appreciation Rights (“SARs”), under the Stock Incentive Plan, including, but not limited to, determining the individuals who shall receive options and SARs; the times when they shall receive them; whether an option shall be an incentive or a non-qualified stock option; whether an SAR shall be granted separately, in tandem with or in addition to an option; the number of shares to be subject to each option and SAR; the term of each option and SAR; the date each option and SAR shall become exercisable; whether an option or SAR shall be exercisable in whole, in part or in installments and the terms relating to such installments; the exercise price of each option and the base price of each SAR; the form of payment of the exercise price; the form of payment by the Company upon the exercise of an SAR; whether to restrict the sale or other disposition of the shares of common stock acquired upon the exercise of an option or SAR; to subject the exercise of all or any portion of an option or SAR to the fulfillment of a contingency, and to determine whether such contingencies have been met; with the consent of the person receiving such option or SAR, to cancel or modify an option or SAR, provided such option or SAR as modified would be permitted to be granted on such date under the terms of the Stock Incentive Plan; and to make all other determinations necessary or advisable for administering the Plan.

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

On February 19, 2015, in response to the global market factors affecting revenues from sales of the Company’s production of crude oil, the Board of Directors of the Company implemented reductions in the compensation of the Company’s directors.  The reductions on the directors’ compensation will remain in place until the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel when then their compensation will revert to pre-reduction levels.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective.  At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made from pre-reduction compensation levels would be reimbursed to the directors if they were still directors of the Company.  As of the closing of the Merger Transaction with Riley, the potential reimbursement of this amount and shares are no longer due to the directors.

DIRECTOR COMPENSATION FOR FISCAL 2020

	Fees earned or paid in cash	Stock awards compensation[4]	Total
Name	($)	($)	($)
Matthew K. Behrent	$15,000	$1,145	$16,145
Richard M. Thon	$15,000	$1,145	$16,145
Peter E. Salas	$15,000	$1,145	$16,145

(4)
The amounts represented in this column are equal to the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, in connection with options granted under the Tengasco, Inc. Stock Incentive Plan.  See Note 11 Stock and Stock Options in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for information on the relevant valuation assumptions.

As of December 31, 2020, Mr. Behrent held 52 unexercised options; and Mr. Thon held 52 unexercised options.  The number of unexercised options have been adjusted to reflect the impact of the 1 for 10 reverse stock split approved at the shareholder meeting dated March 21, 2016, effective with trading on March 24, 2016 and adjusted to reflect the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.  The unexercised options held by Messrs. Behrent and Thon expired by their own terms on January 3, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the shareholdings of those persons who owned more than 5% of the Company's common stock as of December 31, 2020 with these computations being based upon 890,420 shares of common stock being outstanding as of that date and as to each shareholder, as it may pertain, assumes the exercise of options or warrants granted or held by such shareholder that are exercisable as of December 31, 2020. The number of shares have been adjusted to reflect the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.

FIVE PERCENT STOCKHOLDERS 5

Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class
Dolphin Offshore Partners, L.P. c/o Dolphin Mgmt. Services, Inc. P.O. Box 16867 Fernandina Beach, FL 32035	Stockholder	440,687	49.5%

(5)	Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of December 31, 2020.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS - The table below relates to Company directors and officers as of December 31, 2020.

Name and Address	Title	Number of Shares Beneficially Owned [6]	Percent of Class [7]
Matthew K. Behrent (8)	Director	5,367	Less than 1%
Michael J. Rugen (9)	Chief Executive Officer (interim); Chief Financial Officer	6,794	Less than 1%
Peter E. Salas (10)	Director; Chairman of the Board	441,531	49.6%
Cary V. Sorensen (11)	Vice President; General Counsel; Secretary	1,969	Less than 1%
Richard M. Thon (12)	Director	2,708	Less than 1%
All Officers and Directors as a group (13)		458,368	51.5%

(6)
Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power. The shares set forth in the table are as of December 31, 2020 and have been adjusted to reflect the impact of the 1 for 12 stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.

(7)
Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 based upon 890,420 shares of common stock being outstanding as of December 31, 2020.  Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of December 31, 2020 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person.  Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(8)	Consists of 5,367 shares held directly.

(9)	Consists of 6,794 shares held directly.

(10)
Consists of directly of 844 shares held individually, and 440,687 shares held directly by Dolphin Offshore Partners, L.P. (“Dolphin”).  Peter E. Salas is the sole shareholder of and controlling person of Dolphin Mgmt. Services, Inc. which is the general partner of Dolphin.

(11)	Consists of 1,969 shares held directly.

(12)	Consists of 2,708 shares held directly.

(13)	Consists of 17,681 shares held directly by directors and management, 440,687 shares held by Dolphin.

Change in Control

On February 25, 2021, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company with Riley Exploration – Permian, LLC (“Riley”). This merger was successfully completed on February 26, 2021.  In connection with the merger, Tengasco changed its name to Riley Exploration Permian, Inc. As a result of this merger, there are no former Tengasco shareholders that own 5% or more of the Company as of February 26, 2021.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding, options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approve by security holders [14]	104	$14.40	21,119
Equity compensation plans not approved by security holders	—	—	—
Total	104	$14.40	21,119

(14)
Refers to Tengasco, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) which was adopted to provide an incentive to key employees, officers, directors and consultants of the Company and its present and future subsidiary corporations, and to offer an additional inducement in obtaining the services of such individuals.  The 2018 Plan contains the same substantive terms of the Company’s previous stock incentive plan adopted in October, 2000 and as thereafter amended until its expiration on January 10, 2018.  The 2018 Plan provided an aggregate number of shares for which shares, options, and stock appreciation rights may be issued under the 2018 Plan equal to the number of shares that were available in the previous plan upon its expiration.  The 2018 Plan was approved by a majority of the Company’s shareholders acting on written consent and the shares thereunder were subject to Registration Statement on Form S-8 filed August 27, 2018.  At the shareholder meeting dated February 25, 2021, the shareholders approved an adopted the Riley Exploration Permian, Inc. Long Term Incentive Plan.  The shares and prices set forth in the table above have been adjusted to reflect the impact of the 1 for 12 stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

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

The Company entered into a transition agreement with Hoactzin whereby the Company will no longer perform operations, but would administratively assist Hoactzin in becoming operator of record of these wells and administratively assist Hoactzin in the transfer of the corresponding bonds from the Company to Hoactzin.  This assistance was solely related to signing the necessary documents to effectuate this transition.  By the terms of the transition agreement, Hoactzin and its controlling member agreed to indemnify the Company for any costs or liabilities incurred by the Company resulting from such assistance, or the fact that the Company was the operator of record on certain of these wells.

During the second quarter of 2015, the Company received from Hoactzin a copy of an internal analysis prepared by Hoactzin setting out certain issues that Hoactzin may consider to form the basis of operational and other claims against the Company primarily under the Management Agreement.  No claim was made by Hoactzin on its issues and the Company’s position is that all such issues are without merit and any claims thereon are now barred by applicable statutes of limitation.

Director Independence

The Rules of the NYSE American (the “NYSE American Rules”) of which the Company is a member require that an issuer, such as the Company, which is a Smaller Reporting Company pursuant to Regulation S-K Item 10(f)(1), maintain a board of directors of which at least one-half of the members are independent in that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The NYSE American Rules also require that as a Smaller Reporting Company, the Company’s Board of Directors’ Audit Committee be comprised of at least two members all of whom qualify as independent under the criteria set forth in Rule 10 A-3 of the Securities Exchange Act of 1934 and NYSE American Rule 803(b)(2)(c).   Prior to the completion of the Merger Transaction with Riley on February 26, 2021, the then Board of Directors has determined that the Company’s directors, Matthew K. Behrent, and Richard M. Thon, are independent as defined by the NYSE American Rules, and that  Matthew K. Behrent and Richard M. Thon are also independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission; and that none of these directors have any relationship which would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the NYSE American Rules if:

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

Audit and Non-Audit Fees

The following table presents the fees for professional audit services rendered by the Company’s independent registered public accounting firm, Moss Adams LLP (“Moss Adams”), for the audit of the Company’s annual consolidated financial statements, fees for professional audit services rendered for the quarterly reviews for the fiscal years ended December 31, 2020 and December 31, 2019, and fees associated with Form S-4 and Form S-8 filings.

AUDIT AND NON-AUDIT FEES

	2020	2019
	Moss Adams	Moss Adams

Audit Fees	$214,204	$122,063
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$214,204	$122,063

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

All of the 2020 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by Moss Adams were compatible with maintaining its independence and concluded they were.

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

10.6	Management Agreement dated December 18, 2007 between Tengasco, Inc. and Hoactzin Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the 2007 Form 10-K).
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed March 30, 2004).
23.1*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of LaRoche Petroleum Consultants, Ltd. has been added to the filing for the year ended December 31, 2020
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Exhibit filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2021

Riley Exploration Permian, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

s/ Brent Arriaga	Director	March 29, 2021
Brent Arriaga
s/ Bryan H. Lawrence	Director	March 29, 2021
Bryan H. Lawrence
s/ E. Wayne Nordberg	Director	March 29, 2021
E. Wayne Nordberg
s/ Bobby D. Riley	Chairman of the Board and Chief Executive Officer	March 29, 2021
Bobby D. Riley	(Principal Executive Officer)
s/ Michael J. Rugen	Chief Financial Officer and Director	March 29, 2021
Michael J. Rugen	(Principal Financial Officer and Principal Accounting Officer)

Riley Exploration Permian, Inc.
and Subsidiaries

Consolidated Financial Statements Years Ended December 31, 2020, and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Riley Exploration Permian, Inc. (f/k/a Tengasco, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riley Exploration Permian, Inc. and subsidiaries (f/k/a Tengasco, Inc.) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the impact of estimated oil and natural gas reserves related to proved oil and gas properties on depletion expense and the ceiling test calculation.

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company uses the full-cost method of accounting for its oil and gas properties and estimates depletion of capitalized costs of oil and gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. As discussed in Note 4 and Note 1 to the consolidated financial statements, the Company recorded depletion expense and impairment expense of $569 thousand and $920 thousand, respectively, for the year ended December 31, 2020, and the carrying value of oil and gas properties amounted to approximately $2.9 million as of December 31, 2020. The Company is required to perform a ceiling test calculation on a quarterly basis, and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and gas that are ultimately recovered, the timing of the recovery of oil and gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The Company engages external reserves engineers to independently evaluate its proved oil and gas reserves.

We identified the assessment of the impact of estimated oil and gas reserves related to proved oil and gas properties on both depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, development costs, operating costs, and forecasted oil and natural gas prices inclusive of market differentials.

 How the Critical Audit Matter Was Addressed in the Audit

•	We assessed the competence, capabilities, and objectivity of the Company's external reserve engineers engaged by the Company and read their findings.
•
We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We also compared the pricing assumptions, including price differentials, used in the reserve engineers' estimate of the proved reserves to publicly available oil and natural gas pricing data. We evaluated the consistency of assumptions used in the reserve engineers' estimate regarding future operating and development costs with historical information.

•
We compared the forecasted production volumes assumption used by the Company in the current period to historical production, and we compared the Company's historical production forecasts to actual production volumes to assess the Company's ability to accurately forecast.

•	We analyzed the depletion expense calculation for compliance with industry and regulatory standards, validated the inputs used in the calculation, and recalculated it.
•
We analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company's results.

/s/ Moss Adams LLP

Denver, Colorado
March 29, 2021

We have served as the Company’s auditor since 2017.

Riley Exploration Permian, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share and share data)

	December 31,
	2020	2019
Assets
Current
Cash and cash equivalents	$1,561	$3,055
Accounts receivable	294	557
Inventory	361	415
Prepaid expenses	108	247
Other current assets	4	4
Total current assets	2,328	4,278
Loan fees, net	2	4
Right of use asset - operating leases	42	41
Oil and gas properties, net (full cost accounting method)	2,897	4,385
Other property and equipment, net	102	149
Accounts receivable - noncurrent	—	65
Total assets	$5,371	$8,922

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$218	$269
Accrued liabilities	202	164
Lease liabilities - operating leases - current	42	41
Lease liabilities - finance leases - current	61	61
Asset retirement obligation - current	78	75
Total current liabilities	601	610
Lease liabilities - finance leases - noncurrent	16	41
Asset retirement obligation - non current	2,039	1,923
Total liabilities	2,656	2,574
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, 25,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares designated; 0 shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 100,000,000 Shares; 890,420 and 888,231 shares issued and outstanding	1	1
Additional paid in capital	58,318	58,303
Accumulated deficit	(55,604)	(51,956)
Total stockholders’ equity	2,715	6,348
Total liabilities and stockholders’ equity	$5,371	$8,922

See accompanying Notes to Consolidated Financial Statements

Riley Exploration Permian, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year ended December 31,
	2020	2019
Revenues
Oil and gas properties	$3,038	$4,911
Total revenues	3,038	4,911
Cost and expenses
Production costs and taxes	3,104	3,398
Depreciation, depletion, and amortization	644	716
General and administrative	2,187	1,302
Impairment Costs	920	—
Total cost and expenses	6,855	5,416
Net loss from operations	(3,817)	(505)
Other income (expense)
Net interest expense	(8)	(10)
Gain on sale of assets	11	45
Other income	166	6
Total other income	169	41
Loss from operations before income tax	(3,648)	(464)
Deferred income tax benefit	—	28
Net loss	$(3,648)	$(436)
Net loss per share - basic and fully diluted
Continuing operations	$(4.10)	$(0.49)
Shares used in computing earnings per share
Basic and fully diluted	889,670	887,612

See accompanying Notes to Consolidated Financial Statements

Riley Exploration Permian, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share and share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	886,608	$1	$58,286	$(51,520)	$6,767
Net loss	—	—	—	(436)	(436)
Compensation expense related to stock issued	1,624	—	17	—	17
Balance, December 31, 2019	888,231	$1	$58,303	$(51,956)	$6,348
Net loss	—	—	—	(3,648)	(3,648)
Compensation expense related to stock issued	2,137	—	14	—	14
Common stock issued for exercise of options	52	—	1	—	1
Balance, December 31, 2020	890,420	$1	$58,318	$(55,604)	$2,715

See accompanying Notes to Consolidated Financial Statements

Riley Exploration Permian, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2019
Operating activities
Net loss	$(3,648)	$(436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	644	716
Amortization of loan fees-interest expenses	2	5
Accretion of discount on asset retirement obligation	125	132
Gain on asset sales	(11)	(45)
Loan Forgiveness - PPP Loan	(166)	—
Compensation and services paid in stock / stock options	14	17
Impairment	920	—
Changes in assets and liabilities:
Accounts receivable	328	41
Inventory, prepaid expense, and other assets	193	(68)
Accounts payable	32	63
Accrued liabilities	43	(123)
Settlement on asset retirement obligations	(25)	(76)
Net cash provided by (used in) operating activities	(1,549)	226
Investing activities
Additions to oil and gas properties	(103)	(437)
Proceeds from sale of oil and gas properties	38	56
Additions to other property & equipment	(6)	(2)
Proceeds from sale of other property & equipment	—	150
Net cash used in investing activities	(71)	(233)
Financing activities
Proceeds from borrowings	166	—
Repayment of borrowings	(41)	(53)
Proceeds from exercise of options	1	—
Net cash provided by (used in) financing activities	126	(53)

Net change in cash and cash equivalents	(1,494)	(60)
Cash and cash equivalents, beginning of period	3,055	3,115
Cash and cash equivalents, end of period	$1,561	$3,055
Supplemental cash flow information:
Cash interest payments	$6	$5
Supplemental non-cash investing and financing activities:
Financed company vehicles	$53	$57
Asset retirement obligations incurred	$—	$12
Revisions to asset retirement obligations	$69	$(187)
Capital expenditures included in accounts payable and accrued liabilities	$—	$88

See accompanying Notes to Consolidated Financial Statements

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

On February 25, 2021, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company with Riley Exploration – Permian, LLC (“Riley”). This merger was successfully completed on February 26, 2021.  In connection with the merger, Tengasco has changed its name to Riley Exploration Permian, Inc.  The information in these Notes to Consolidated Financial Statements reflect the Tengasco Inc., prior to the merger with Riley and does not include information related to Riley’s operations.

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

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The following table presents the disaggregated revenue by commodity for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019

Crude oil	$3,015	4,884
Saltwater disposal fees	23	27
Total	$3,038	$4,911

There were no natural gas imbalances at December 31, 2020 or 2019.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with a maturity of ninety days or less at date of purchase.

Inventory

Inventory consists of crude oil in tanks and is carried at lower of cost or net realizable value.  The cost component of the oil inventory is calculated using the average quarterly per barrel cost for the quarter ended December 31, 2020 and December 31, 2019.  During 2020 and 2019, the Company included production costs and taxes in its calculation of estimated cost.  The market component is calculated using the average December 2020 and December 2019 oil sales price for the Company’s Kansas properties.  At December 31, 2020 and December 31, 2019, inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Oil – carried at cost	$361	$415
Equipment and materials – carried at net realizable value	—	—
Total inventory	$361	$415

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, and development activities.  Under this method, all costs incurred in connection with acquisition, exploration, and development of oil and gas reserves are capitalized.  Capitalized costs include lease acquisitions, seismic related costs, certain internal exploration costs, drilling, completion, and estimated asset retirement costs. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated asset retirement costs which are not already included net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The Company has determined its reserves based upon reserve reports provided by LaRoche Petroleum Consultants Ltd. since 2009. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred.  The Company had $0 in unevaluated properties as of both December 31, 2020 and 2019.  Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10%  plus cost of properties not being amortized and the lower of cost or estimated  fair value of unproven properties included in the cost being amortized (ceiling). If the net capitalized cost is greater than the ceiling, a write-down or impairment is required.  A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period.  Once incurred, a write-down may not be reversed in a later period.  The Company performed its ceiling tests during 2020 and 2019, resulting in an impairment of its oil and gas properties of $920,000 in 2020 and no impairment in 2019.

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

Stock-Based Compensation

The Company records stock-based compensation to employees based on the estimated fair value of the award at grant date.  We recognize expense on a straight-line basis over the requisite service period. For stock-based compensation that vests immediately, the Company recognizes the entire expense in the quarter in which the stock-based compensation is granted.  The Company recorded compensation expense of $14,000 in 2020 and $17,000 in 2019.

Accounts Receivable

Accounts receivable consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date, uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No allowance was recorded at December 31, 2020 and 2019.  At December 31, 2020 and 2019, accounts receivable consisted of the following (in thousands):

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2020	2019
Revenue	$292	$415
Tax	—	65
Joint interest	2	77
Accounts receivable - current	$294	$557

Tax - noncurrent	$—	$65

At December 31, 2019, the Company recorded a tax related non-current receivable in the amount of $65.  (See Note 12. Income Taxes)

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

Revenue from the top two purchasers accounted for 84.7% and 11.1% of total revenues for year ended December 31, 2020.  Revenue from the top two purchasers accounted for 87.7% and 11.8% of total revenues for year ended December 31, 2019.  As of December 31, 2020 and 2019, two of the Company’s oil purchasers accounted for 96.8% and 86.0%, respectively of accounts receivable, of which one oil purchaser accounted for 83.9% and 76.9%, respectively.

Riley Exploration Permian, Inc. and Subsidiaries
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

	For the years ended December 31,
	2020	2019
Income (numerator):
Net loss	$(3,648)	$(436)
Weighted average shares (denominator):
Weighted average shares - basic	889,670	887,612
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares - dilutive	889,670	887,612
Loss per share – Basic and Dilutive:
Basic	$(4.10)	$(0.49)
Dilutive	$(4.10)	$(0.49)

Options issued to the Company’s directors in which the exercise price was higher than the average market price each quarter was also excluded from diluted shares as they would have been anti-dilutive (See Note 12. Stock and Stock Options).  In addition, the shares that would be issued to employees and Company directors have also been excluded from this calculation. The number of shares have been adjusted to reflect the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021.  (See Note 8. Commitments and Contingencies)

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities, lease liabilities, and long-term debt approximates fair value as of December 31, 2020 and 2019.

Derivative Financial Instruments

The Company uses derivative instruments to manage our exposure to commodity price risk on sales of oil production.  The Company does not enter into derivative instruments for speculative trading purposes.  The Company presents the fair value of derivative contracts on a net basis where the right to offset is provided for in our counterparty agreements.  As of December 31, 2020 and 2019, the Company did not have any open derivatives.

2. Recent Accounting Pronouncements

In June 2016, the FASB issued an update that requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. The amended standard broadens the information that an entity must consider in developing its estimate of expected credit losses, requiring an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable and supportable forecasts. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Oil and Gas Properties

The following table sets forth information concerning the Company’s oil and gas properties: (in thousands):

	December 31,
	2020	2019
Oil and gas properties	$6,752	$6,751
Ceiling test impairment	$(3,855)	$—
Oil and gas properties, net of ceiling test impairment	$2,897	$6,751

Unevaluated properties	—	—

Accumulated depreciation, depletion and amortization	(2,935)	(2,366)
Ceiling test impairment	2,935	—
Accumulated depreciation, depletion and amortization, net of ceiling test impairment	—	(2,366)

Oil and gas properties, net	$2,897	$4,385

During the years ended December 31, 2020 and 2019, the Company recorded depletion expense of $569,000 and $637,000, respectively.

4. Other Property and Equipment

Other property and equipment consisted of the following as of December 31, 2020: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Vehicles	2-3 yrs	259	157	102
Other	5-7 yrs	83	83	—
Total		$342	$240	$102

Other property and equipment consisted of the following as of December 31, 2019: (in thousands)

Type	Depreciable Life	Gross Cost	Accumulated Depreciation	Net Book Value
Vehicles	2-3 years	295	146	149
Other	5-7 years	83	83	—
Total		$378	$229	$149

The Company uses the straight-line method of depreciation for other property and equipment.  During each of the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $75,000 and $79,000, respectively.

5. Long-Term Debt

At December 31, 2020, the Company had a revolving credit facility with Prosperity Bank.  Upon closing the Merger Transaction with Riley on February 26, 2021, the credit facility with Prosperity Bank was terminated.  Other than cash flow from operations, this credit facility has historically been the Company’s primary source to fund working capital and future capital spending.  Under the credit facility, loans and letters of credit were available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50 million or the Company’s borrowing base in effect from time to time. As of December 31, 2020, the Company’s borrowing base was $3.1 million, subject to a credit limit based on current covenants of approximately $1.442 million.  The credit facility was secured by substantially all of the Company’s producing and non-producing oil and gas properties.  The credit facility included certain covenants with which the Company was required to comply.  At December 31, 2020, these covenants included the following: (a) Current Ratio > 1:1; (b) Funded Debt to EBITDA < 3.5x; and (c) Interest Coverage > 3.0x.  At December 31, 2020, the interest rate on this credit facility was 3.75%.  The Company was in compliance with all covenants as of December 31, 2020 and 2019.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company had zero borrowings under its revolving credit facility with Prosperity Bank on December 31, 2020 and December 31, 2019.  As the credit facility was terminated on February 26, 2021, no further borrowing base reviews will take place.

During the second quarter of 2020, the Company was approved by the Small Business Administration to receive a Paycheck Protection Program (“PPP”) loan in the amount of approximately $166,000.  This loan was funded by Prosperity Bank in May 2020.  The PPP loan is not part of the credit facility with Prosperity Bank as described above and therefore is not subject to the same terms as Company’s credit facility.  The PPP loan has an interest rate of 1% with a maturity date of May 2022.  There are no payments due during the first six months of the loan.  After the six-month period has expired, all outstanding accrued interest is due.  At that time, the remaining unforgiven portion of the loan will be due in 18 equal monthly installments of principal and interest.  The Company applied for forgiveness of the amount due on the PPP loan based on spending the loan proceeds on eligible expenses as defined by statute.  On November 5, 2020, Prosperity Bank notified the Company that the PPP loan had been forgiven and the loan was closed.  During the fourth quarter of 2020, the Company recorded other income of $166,000 as a result of the PPP loan forgiveness.

6. Lease Liabilities

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

As a result of the renewal of the corporate office lease, the Company recorded right-of-use assets and liabilities associated with operating leases of approximately $63,000 in 2020.

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

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Components of lease costs for the years December 31, 2020 and 2019 (in thousands):

		For the years ended December 31,
	Statement of Operations Account	2020	2019

Operating lease cost:
	Production costs and taxes	$13	$13
	General and administrative	50	49
Total operating lease cost		$63	$62

Finance lease cost:
Amortization of right of use assets	Depreciation, depletion, and amortization	$75	$79
Interest on lease liabilities	Net interest expense	5	5
Total finance lease cost		$80	$84

Supplemental lease related cash flow information for the years December 31, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63	$62
Operating cash flows from finance leases	5	5
Finance cash flows from finance leases	$41	$53

Right of use assets obtained in exchange for lease obligations:
Operating leases	$63	$98

Supplemental lease related balance sheet information as of December 31, 2020 and December 31, 2019 (in thousands):

	Balance Sheet as of December 31,
	2020	2019

Operating Leases:

Right of use asset - operating leases	$42	$41

Lease liabilities - current	$42	$41
Lease liabilities - noncurrent	—	—
Total operating lease liabilities	$42	$41

Finance Leases:

Other property and equipment, gross	$342	$295
Accumulated depreciation	(240)	(146)
Other property and equipment, net	$102	$149

Lease liabilities - current	$61	$61
Lease liabilities - noncurrent	16	41
Total finance lease liabilities	$77	$102

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Weighted average remaining lease term and discount rate as of December 31, 2020:

	Operating Leases	Finance Leases

Weighted average remaining lease term	0.7 years	0.7 years
Weighted average discount rate	3.75%	5.30%

Maturity of lease liabilities as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases

2021	43	62
2022	—	16
Total lease payments	43	78
Less imputed interest	(1)	(1)
Total	$42	$77

7. Liquidity

On February 25, 2021, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company with Riley Exploration – Permian, LLC (“Riley”). This merger was successfully completed on February 26, 2021.  During 2021, the Company believes as a result of this merger its revenues as well as cash on hand will be sufficient to fund operating costs and general and administrative expenses and to remain in compliance with its bank covenants.  If revenues and cash on hand are not sufficient to fund these expenses or if the Company needs additional funds for capital spending, the Company may be able to borrow funds against the credit facility in place with Riley at the time of the merger.  In addition, if required, the Company could also issue additional shares of stock and/or sell assets as needed to further fund operations.

8. Commitments and Contingencies

Cost Reduction Measures

Commencing in the quarter ended March 31, 2015 and continuing into the quarter ended June 30, 2018, the Company implemented cost reduction measures including compensation reductions for each employee as well as members of the Board of Directors.  These compensation reductions were to remain in place until such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $70 per barrel.  In May 2018, oil prices as so calculated exceeded $70 and compensation reverted to the levels in place before the reductions became effective. At such time, if any, that the market price of crude oil, calculated as a thirty day trailing average of WTI postings as published by the U.S. Energy Information Administration meets or exceeds $85 per barrel, all previous reductions made will be reimbursed, a portion which may be paid in stock, to each employee and members of the Board of Directors if is still employed by the Company or still a member of the Board of Directors.  For the period January 1, 2015 through December 31, 2020, the reductions were approximately $430,000.  Of the $430,000, approximately $117,000 will be paid in the Company’s common stock.  The $117,000 value represents approximately 8,000 common share valued at $14.88 per share which represents the closing price on December 31, 2020 (the number of shares and price per share have been adjusted to reflect the impact of the 1 for 12 reverse stock split approved at the shareholder meeting dated February 25, 2021, effective with trading on March 1, 2021).  The Company has not accrued any liabilities associated with these compensation reductions.  As of the closing of the Merger Transaction with Riley, the potential reimbursement of this amount and shares are no longer due to the former Tengasco employees.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Legal Proceedings

We are involved in various legal proceedings relating to our operations and review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. Although the results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our business, financial position, results of operations or liquidity.

On May 14, 2020 the Company received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. (“Hoactzin’) and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders.  Hoactzin is controlled by Peter E. Salas, the chairman of the Company’s Board of Directors. Management’s assessment of the likelihood of a loss is remote as the Company believes it has available defenses to the Orders.   On August 21, 2020, the bankruptcy court in the Northern District of Texas in Dallas entered an agreed order requiring Hoactzin, the surety on Hoactzin’s bonds,  and seven other working interest owners (a group not including the Company) to complete all the necessary decommissioning on all of Hoactzin’s facilities and to prepay all anticipated expenses, including insurance premiums and a contingency reserve, estimated to be necessary to do so.  The bankruptcy trustee has reported that all funds to be paid have been received from all parties to the agreed order.  Decommissioning is proceeding  under the direction of the bankruptcy trustee and approved contractors under the control of the bankruptcy court. Accordingly, it is anticipated that all work contemplated by the Orders will be completed by, and at the expense of, other persons and the relief sought in the Orders for the Company to perform the work will at that time be moot as to the Company.

In response to the announcement that Tengasco, Inc. and Riley Exploration – Permian LLC were engaging in a business combination, on December 2, 2020 a purported shareholder of Tengasco filed a lawsuit against Tengasco and the members of the Tengasco board of directors in the United States District Court, Southern District of New York, captioned Luis A. Nieves Cortes v. Tengasco Inc., et al., Case No. 1:20-cv-10111-LAP (which we refer to as the “Cortes complaint”). On December 8, 2020 a purported shareholder of Tengasco filed a lawsuit against Tengasco, the members of the Tengasco board of directors, and Mike Rugen, Tengasco’s CFO/Interim CEO, in the United States District Court, Southern District of New York, captioned Sarah King v. Tengasco, Inc., et al., Case No. 1:20-cv-10343 (which we refer to as the “King complaint”). On December 10, 2020 a purported shareholder of Tengasco filed a lawsuit against Tengasco, the members of the Tengasco board of directors, Antman Sub, LLC and Riley Exploration Permian, LLC in the United States District Court, District of Delaware, captioned Lewis D. Baker v. Tengasco, Inc., et al., Case No. 1:20-cv-01681-UNA (which we refer to as the “Baker complaint”). On December 31, 2020 a purported shareholder of Tengasco filed a lawsuit against Tengasco and the members of the Tengasco board of directors in the United States District Court, Southern District of New York, captioned Lara Gaudio v. Tengasco, Inc., et al., Case No. 1:20-cv-11114-UA (which we refer to as the “Gaudio complaint”). On February 4, 2021 a purported shareholder of Tengasco filed a lawsuit against Tengasco and the members of the Tengasco board of directors in the United States District Court, District of Colorado, captioned Robert Wilhelm v. Tengasco, Inc., et al., Case No. 1:21-cv-00348 (which we refer to as the “Wilhelm complaint” and together with the Cortes complaint, the King complaint, the Baker complaint, and the Wilhelm complaint, the “federal law complaints”). The plaintiffs in the federal law complaints generally claimed that the defendants disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. In addition, the plaintiff in the King complaint claims that the individual defendants breached their fiduciary duties of candor and disclosure. The plaintiffs sought, among other things, injunctive relief to prevent consummation of the merger until the alleged disclosure violations were cured, damages in the event the merger was consummated, and an award of attorney's fees and costs. While Tengasco and Riley believed the previous disclosures were complete and disagreed with the plaintiffs, Tengasco filed a Form 8-K that included certain additional requested disclosures. Plaintiffs dismissed all of the federal law complaints.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  In 2020, the Company recorded a ceiling test impairment of its oil and gas properties.  The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities, lease liabilities, and long-term debt in our balance sheet approximates fair value as of December 31, 2020 and December 31, 2019.

10. Asset Retirement Obligation

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following table summarizes the Company’s Asset Retirement Obligation transactions for the years ended December 31, 2019 and 2020 (in thousands):

Balance December 31, 2018	$2,179

Accretion expense	132
Liabilities incurred	12
Liabilities settled	(83)
Liabilities sold properties	(55)
Revisions in estimated liabilities	(187)
Balance December 31, 2019	$1,998

Accretion expense	125
Liabilities incurred	—
Liabilities settled	(25)
Liabilities sold properties	(50)
Revisions in estimated liabilities	69
Balance December 31, 2020	$2,117

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The revisions in estimated liabilities resulted from change in timing of wells to be plugged, change in inflation factor, and change in current plugging costs.

11. Stock and Stock Options

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

At the shareholder meeting dated February 25, 2021, the shareholders approved an adopted the Riley Exploration Permian, Inc. Long Term Incentive Plan.  Also, on February 25, 2021, the Company’s shareholders approved a 1 for 12 reverse stock split, effective with trading on March 1, 2021.  All share and per share information in the following tables has been adjusted to reflect the impact of this reverse stock split.

The following table summarizes stock option activity in 2020 and 2019:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	781	$26.16	1406	$38.16
Granted	—	$—	—	$—
Exercised	(52)	$14.40	—	$—
Expired/cancelled	(625)	$29.16	(625)	$53.16
Outstanding, end of year	104	$14.40	781	$26.16
Exercisable, end of year	104	$14.40	781	$26.16

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Weighted Average Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (years)	Options Exercisable (shares)
$14.40	104	—	104
	104		104

On December 31, 2020, Peter Salas exercised approximately 52 options  which represented all of his options then outstanding.  No other options were issued or exercised during 2020 or 2019.  On January 3, 2021, all remaining options outstanding on December 31, 2020 expired.

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

The Rights will not be exercisable until the “Distribution Date”, which is generally defined as the earlier to occur of: (i) a public announcement or filing that a person or group has, become an “Acquiring Person” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the Company’s outstanding shares of Common Stock; or a person or group currently owning 4.95% (or more) of the Company’s outstanding shares acquires additional shares of the Company’s stock; subject to certain exceptions; or (ii) the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person.

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

On October 20, 2020, the  Board of Directors approved the Company entering into that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2020, by and among the Company, Antman Sub, LLC, a wholly owned subsidiary of the Company, and Riley Exploration—Permian, LLC.  Accordingly, the Rights Agreement and the Rights will automatically terminate at the closing of the Merger contemplated by the Merger Agreement pursuant to the terms of the Rights Agreement. On February 25, 2021, the stockholders of the Company approved an Agreement and Plan of Merger which provided for the merger of the Company with Riley Exploration – Permian, LLC. This merger was successfully completed on February 26, 2021, therefore terminating the Rights Agreement and the Rights.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Income Taxes

The Company did not have taxable income for the years ended December 31, 2020, and 2019.

A reconciliation of the statutory U.S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows (in thousands):

Year Ended December 31, 2020	Total
Statutory rate	21%
Tax (benefit) expense at statutory rate	$(764)
State income tax (benefit) expense	(148)
Permanent difference	184
Return to provision	1
Stock Compensation Tax Deficit - ASU 2016-09	7
2020 NOL Expiration	334
Net change in deferred tax asset valuation allowance	386
Total income tax provision (benefit)	$—

Year Ended December 31, 2019	Total
Statutory rate	21%
Tax (benefit) expense at statutory rate	$(99)
State income tax (benefit) expense	321
Permanent difference	—
Return to provision	(40)
Stock Compensation Tax Deficit - ASU 2016-09	4
2019 NOL Expiration	557
Net change in deferred tax asset valuation allowance	(771)
Total income tax provision (benefit)	$(28)

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

At December 31, 2020, federal net operating loss carryforwards amounted to approximately $35.4 million, of which $30.1 million expires between 2021 and 2037 which can offset 100% of taxable income and $5.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The total net deferred tax asset was zero at December 31, 2020 and $65,000 at December 31, 2019.  The Company recorded an allowance on the remaining deferred tax asset at December 31, 2019 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  The Company recorded an allowance on the deferred tax asset at December 31, 2020 primarily due to expected future losses in the near term which would cause cumulative losses being incurred during the 3 year period.  The total valuation allowance at December 31, 2020 was $11.1 million and $10.7 million at December 31, 2019.  The net operating loss information above does not include the impact of the Merger Transaction with Riley.

Our open tax years include all returns filed for 2016 and later.  In addition, any of the Company’s NOLs for tax reporting purposes are still subject to review and adjustment by both the Company and the IRS to the extent such NOLs should be carried forward into an open tax year.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018.  The Company has approximately $130,000 in refundable credits, and it expects that a substantial portion will be refunded between 2019 and 2021.  As 50% of the credit was refunded when we filed the 2019 tax return, this amount is recorded as a current accounts receivable on the Balance Sheet at December 31, 2019, with balance of this refund recorded as a non-current accounts receivable.  In September 2020, the Company received a tax refund of approximately $130,000 associated with the tax related accounts receivable at December 31, 2019.

The Company’s deferred tax assets and liabilities are as follows: (in thousands)

	Year Ended December 31,
	2020	2019
Net deferred tax assets (liabilities):
Net operating loss carryforwards	$9,596	$9,119
Oil and gas properties	922	1,054
Property, Plant and Equipment	1	(5)
Asset retirement obligation	542	500
Tax credits	—	65
Miscellaneous	29	36
Valuation allowance	(11,090)	(10,704)

Net deferred tax asset	$—	$65

13. Quarterly Data and Share Information (unaudited)

The following tables sets forth for the fiscal periods indicated, selected consolidated financial data (In thousands, except per share data)

Fiscal Year Ended 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$963	563	$765	$747
Net loss	(527)	(554)	(813)	(1,754)
Loss per common share	$(0.60)	$(0.60)	$(0.96)	$(1.92)

Fiscal Year Ended 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,171	$1,390	$1,215	$1,135
Net income (loss)	(96)	9	(182)	(167)
Income (loss) per common share	$(0.12)	$0.01	$(0.24)	$(0.12)

14. Supplemental Oil and Gas Information (unaudited)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by LaRoche Petroleum Consultants Ltd.  All of the Company’s reserves were located in the United States.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to our oil and gas producing activities at December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Oil and gas properties	$6,752	$6,751
Ceiling test impairment	$(3,855)	$—
Oil and gas properties, net of ceiling test impairment	$2,897	$6,751

Unevaluated properties	—	—

Accumulated depreciation, depletion and amortization	(2,935)	(2,366)
Ceiling test impairment	2,935	—
Accumulated depreciation, depletion and amortization, net of ceiling test impairment	—	(2,366)

Oil and gas properties, net	$2,897	$4,385

Oil and Gas Related Costs

The following table sets forth information concerning costs incurred, including accruals, related to the Company’s oil and gas property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2020	2019
Property acquisitions proved	$—	$—
Property acquisitions unproved	6	14
Exploration cost	1	491
Development cost	14	7
Total	$21	$512

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities (in thousands):

	Years Ended December 31,
	2020	2019
Revenues	$3,038	$4,911
Production costs and taxes	(3,104)	(3,398)
Depletion	(569)	(637)
Income (loss) from oil and gas producing activities	$(635)	$876

In the presentation above, no deduction has been made for indirect costs such as general corporate overhead or interest expense.  No income taxes are reflected above due to the Company’s operating tax loss carry-forward position.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Quantities of Oil and Gas Reserves

The following table sets forth the Company’s net proved oil and gas reserves and the changes in net proved oil and gas reserves for the years ended December 31, 2018, 2019 and 2020.  All of the Company’s proved reserves are located in the United States of America.

	Oil (MBbl)	Gas (MMcf)	MBOE
Proved reserves at December 31, 2018	1,094	—	1,094
Revisions of previous estimates	(203)	—	(203)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	8	—	8
Production	(94)	—	(94)
Sales of reserves in place	(2)	—	(2)
Proved reserves at December 31, 2019	803	—	803
Revisions of previous estimates	(200)	—	(200)
Improved recovery	—	—	—
Purchase of reserves in place	—	—	—
Extensions and discoveries	—	—	—
Production	(86)	—	(86)
Sales of reserves in place	—	—	—
Proved reserves at December 31, 2020	517	—	517

Proved developed reserves at:
December 31, 2018	976	—	976
December 31, 2019	803	—	803
December 31, 2020	517	—	517

Proved undeveloped reserves at:
December 31, 2018	118	—	118
December 31, 2019	—	—	—
December 31, 2020	—	—	—

The Company’s Proved Undeveloped Reserves at December 31, 2018 included 7 locations and no locations at December 31, 2019 and 2020.  During 2019, all Proved Undeveloped locations were removed from the Company’s Proved Reserves primarily due to the low oil prices experienced during 2019.  The price remained low during 2020 resulting in the Company not being able to recognize any Proved Undeveloped locations at December 31, 2020.

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table identifies the Company’s net proved reserve value by category and the respective present values, before income taxes, discounted at 10% as a percentage of total proved reserves (in thousands):

	Year Ended 12/31/2020			Year Ended 12/31/2019			Year Ended 12/31/2018
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Total proved reserves year-end reserve report	$2,897	—	$2,897	$8,365	—	$8,365	$13,976	—	$13,976
Proved developed producing reserves (PDP)	$2,598	—	$2,598	$7,592	—	$7,592	$12,534	—	$12,534
% of PDP reserves to total proved reserves	90%	—	90%	91%	—	91%	90%	—	90%
Proved developed non-producing reserves	$299	—	$299	$773	—	$773	$739	—	$739
% of PDNP reserves to total proved reserves	10%	—	10%	9%	—	9%	5%	—	5%
Proved undeveloped reserves (PUD)	$—	—	$—	$—	—	$—	$703	—	$703
% of PUD reserves to total proved reserves	—	—	—	—	—	—	5%	—	5%

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves is presented in the following table (in thousands):

	Years Ended December 31,
	2020	2019	2018
Future cash inflows	$18,036	$40,655	$65,871
Future production costs and taxes	(12,664)	(24,829)	(35,877)
Future development costs	(538)	(542)	(2,833)
Future income tax expenses	—	—	—
Future net cash flows	4,834	15,284	27,161

Discount at 10% for timing of cash flows	(1,937)	(6,919)	(13,185)
Standardized measure of discounted future net cash flows	$2,897	$8,365	$13,976

Riley Exploration Permian, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following are the principal sources of change in the standardized measure of discounted future net cash flows from the Company’s proved oil and gas reserves (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$8,365	$13,976	$8,170
Sales, net of production costs and taxes	(210)	(1,646)	(2,611)
Discoveries and extensions, net of costs	—	154	798
Purchase of reserves in place	—	—	143
Sale of reserves in place	—	(26)	—
Net changes in prices and production costs	(2,893)	(3,348)	4,304
Revisions of quantity estimates	(2,353)	(3,058)	2,180
Previously estimated development cost incurred during the year	—	—	210
Changes in future development costs	(314)	1,016	78
Changes in timing and other	(389)	86	(4)
Accretion of discount	691	1,211	708
Net change in income taxes	—	—	—
Balance, end of year	$2,897	$8,365	$13,976

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average sales prices along with estimates of the operating costs, production taxes and future development and abandonment cost (less salvage value) necessary to produce such reserves. Future income taxes were calculated by applying the statutory federal and state income tax rates to pre-tax future net cash flows, net of the tax basis of the properties and utilizing available tax loss carryforwards related to oil and gas operations. The oil prices used for December 31, 2020, 2019, and 2018 were $34.87, and $50.65, and $60.21 per barrel of oil, respectively.  The Company’s proved reserves as of December 31, 2020, 2019 and 2018 were measured by using commodity prices based on the twelve month unweighted arithmetic average of the first day of the month price for the period January through December.  No deduction has been made for depreciation, depletion, or any indirect cost such as general corporate overhead or interest expense.

16. Subsequent Events

On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP, LLC”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and Riley. Pursuant to the terms of the Merger Agreement, a business combination between the Registrant and Riley was effected through the merger of Merger Sub with and into Riley, with Riley surviving as the surviving company and as a wholly owned subsidiary of the Registrant (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Merger Transaction”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc. Our organizational structure includes wholly owned consolidated subsidiaries through which our operations are conducted, including without limitation, Riley Exploration – Permian, LLC and Riley Permian Operating Company, LLC.  The shares of the Company began trading under the ticker symbol REPX on the NYSE American on March 1, 2021.

In March 2021, the Company entered into an agreement to divest of its Kansas oil and gas properties.  The Company agreed to a sales price of $3.5 million subject to closing adjustment.  The effective date of this transaction will be March 1, 2021.  This agreement is subject to normal due diligence and anticipated to close in early April 2021.  Although anticipated to close in early April 2021, the closing of this divestiture remains subject to various conditions to closing and there can be no assurance that the sale will be completed.