Form 10-K/A
period 2020-12-31
Riley Exploration Permian, Inc.
filed 2021-06-24
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on June 22, 2021 was 18,021,521.

EXPLANATORY NOTE

Riley Exploration Permian, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Form 10-K”).  This Amendment is an exhibits-only filing that updates, amends and supplements Part IV, Item 15 of the Form 10-K for the purpose of filing the following updated exhibits:

Exhibit 23.1 - Consent of LaRoche Petroleum Consultants, Ltd.

Exhibit 99.1 - Report of LaRoche Petroleum Consultants, Ltd. for the year ended December 31, 2020

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes new Exhibits 31.1 and 31.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Amendment No. 1, paragraph 3 of such certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Financial Statements. The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the original Form 10-K.

2.	Financial Schedules. Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. The following exhibits are filed with, or incorporated by reference into this Report:

Exhibit Index

Exhibit Number	Description
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
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2020 filed March 30, 2021).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2020 filed March 30, 2021).

99.1*	Report of LaRoche Petroleum Consultants, Ltd. for the year ended December 31, 2020
* Exhibit filed with this Report
43

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 24, 2021

Riley Exploration Permian, Inc.

(Registrant)

By: s/ Michael J. Rugen
Michael J. Rugen,
Principal Financial Officer and Principal Accounting Officer