Form 10-Q
period 2021-06-30
Riley Exploration Permian, Inc.
filed 2021-08-13
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-15555
Riley Exploration Permian, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0267438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
29 E. Reno Avenue, Suite 500 Oklahoma City, Oklahoma	73104
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (405) 415-8677
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	REPX	NYSE American
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 9, 2021 was 19,449,030.

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Riley Permian”, “we”, “us” or “our” are to Riley Exploration Permian, Inc. and its consolidated subsidiaries.

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report, our Annual Report on Form 10-K for the year ended December 31, 2020 and our quarterly report on Form 10-Q for the quarter ended March 31, 2021. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:
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
•the risk that the Company's EOR project may not perform as expected or produce the anticipated benefits;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2021	September 30, 2020
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$6,894	$1,660
Accounts receivable	15,673	10,128
Accounts receivable – related parties	1,995	55
Prepaid expenses and other current assets	2,460	1,752
Current derivative assets	226	18,819
Total Current Assets	27,248	32,414
Oil and natural gas properties, net (successful efforts)	328,882	310,726
Other property and equipment, net	2,761	1,801
Non-current derivative assets	107	3,102
Other non-current assets, net	3,828	2,949
Total Assets	$362,826	$350,992
Liabilities, Series A Preferred Units, and Members'/Shareholders' Equity
Current Liabilities:
Accounts payable	$8,735	$4,739
Income taxes payable	140	—
Accrued liabilities	17,148	8,746
Revenue payable	7,438	4,432
Advances from joint interest owners	266	254
Current derivative liabilities	36,251	—
Other current liabilities	544	392
Total Current Liabilities	70,522	18,563
Non-current derivative liabilities	11,236	—
Asset retirement obligations	2,337	2,268
Revolving credit facility	97,500	101,000
Deferred tax liabilities	16,570	1,834
Other non-current liabilities	33	418
Total Liabilities	198,198	124,083
Series A Preferred Units	—	60,292
Commitments and Contingencies (Note 15)
Members' Equity	—	166,617
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 18,021,521 and 0 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	18	—
Additional paid-in capital	223,918	—
Accumulated deficit	(59,308)	—
Total Shareholders' Equity	164,628	—
Total Liabilities, Series A Preferred Units, and Members'/Shareholders' Equity	$362,826	$350,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

=

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$41,549	$4,969	$100,622	$57,824
Contract services – related parties	600	1,050	1,800	3,150
Total Revenues	42,149	6,019	102,422	60,974
Costs and Expenses:
Lease operating expenses	5,754	3,760	17,323	15,517
Production taxes	2,029	293	5,027	2,808
Exploration costs	2,785	6,757	8,682	9,231
Depletion, depreciation, amortization and accretion	7,082	5,028	19,323	16,020
General and administrative:
Administrative costs	4,030	1,936	9,176	8,669
Unit-based compensation expense	—	291	689	650
Share-based compensation expense	779	—	5,353	—
Cost of contract services - related parties	91	97	330	403
Transaction costs	321	15	3,534	42
Total Costs and Expenses	22,871	18,177	69,437	53,340
Income (Loss) From Operations	19,278	(12,158)	32,985	7,634
Other Income (Expense):
Interest expense	(1,171)	(1,302)	(3,571)	(4,086)
Gain (loss) on derivatives	(35,396)	(14,205)	(74,208)	36,999
Total Other Income (Expense)	(36,567)	(15,507)	(77,779)	32,913
Net Income (Loss) From Continuing Operations Before Income Taxes	(17,289)	(27,665)	(44,794)	40,547
Income tax expense	(3,245)	(319)	(16,953)	(319)
Net Income (Loss) From Continuing Operations	(20,534)	(27,984)	(61,747)	40,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Loss from discontinued operations	(882)	—	(19,513)	—
Income tax expense on discontinued operations	(85)	—	(60)	—
Loss on discontinued operations	(967)	—	(19,573)	—
Net Income (Loss)	(21,501)	(27,984)	(81,320)	40,228
Dividends on preferred units	—	(890)	(1,491)	(2,631)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$(21,501)	$(28,874)	$(82,811)	$37,597
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(1.15)	$(2.32)	$(4.25)	$3.02
Diluted	$(1.15)	$(2.32)	$(4.25)	$2.43
Net Loss per Share/Unit from Discontinued Operations:
Basic	$(0.05)	$—	$(1.32)	$—
Diluted	$(0.05)	$—	$(1.32)	$—
Net Income (Loss) per Share/Unit:
Basic	$(1.20)	$(2.32)	$(5.57)	$3.02
Diluted	$(1.20)	$(2.32)	$(5.57)	$2.43
Weighted Average Common Share/Units Outstanding:
Basic	17,786	12,469	14,872	12,454
Diluted	17,786	12,469	14,872	16,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(Unaudited)
	Nine Months Ended June 30, 2021
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(In thousands)
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Dividends on preferred units	—	(917)	—	—	—	—	—
Dividends on common units	—	(3,801)	—	—	—	—	—
Unit-based compensation expense	—	413	—	—	—	—	—
Net loss	—	(7,941)	—	—	—	—	—
Balance, December 31, 2020	1,568	$154,371	—	$—	$—	$—	$—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(574)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Dividends on common units	—	(3,770)	—	—	—	—	—
Unit-based compensation expense	—	276	—	—	—	—	—
Net loss from January 1, 2021 through February 26, 2021	—	(19,117)	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	409	—	409
Dividends declared ($0.28 per share)	—	—	—	—	—	(4,991)	(4,991)
Net loss from February 27, 2021 through March 31, 2021	—	—	—	—	—	(32,761)	(32,761)
Balance, March 31, 2021	—	$—	17,825	$18	$218,974	$(37,752)	$181,240
Dividends paid ($0.28 per share)	—	—	—	—	—	(55)	(55)
Share-based compensation expense	—	—	—	—	779	—	779
Issuance of common shares under long-term incentive plan	—	—	197	—	4,165	—	4,165
Net loss	—	—	—	—	—	(21,501)	(21,501)
Balance, June 30, 2021	—	$—	18,022	$18	$223,918	$(59,308)	$164,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY - (Continued)
(Unaudited)
	Nine Months Ended June 30, 2020
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(In thousands)
Balance, September 30, 2019	1,527	$149,383	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	15	—	—	—	—	—	—
Purchase of common units under long-term incentive plan	(2)	(194)	—	—	—	—	—
Dividends on preferred units	—	(864)	—	—	—	—	—
Dividends on common units	—	(4,997)	—	—	—	—	—
Unit-based compensation expense	—	153	—	—	—	—	—
Net loss	—	(6,841)	—	—	—	—	—
Balance, December 31, 2019	1,540	$136,640	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	16	—	—	—	—	—	—
Purchase of common units under long-term incentive plan	(1)	(124)	—	—	—	—	—
Dividends on preferred units	—	(877)	—	—	—	—	—
Dividends on common units	—	(4,988)	—	—	—	—	—
Unit-based compensation expense	—	206	—	—	—	—	—
Net income	—	75,053	—	—	—	—	—
Balance, March 31, 2020	1,555	$205,910	—	$—	$—	$—	$—
Purchase of common units under long-term incentive plan	—	(4)	—	—	—	—	—
Dividends on preferred units	—	(890)	—	—	—	—	—
Dividends on common units	—	(2,515)	—	—	—	—	—
Unit-based compensation expense	—	291	—	—	—	—	—
Net loss	—	(27,984)	—	—	—	—	—
Balance, June 30, 2020	1,555	$174,808	—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(81,320)	$40,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	19,573	—
Oil and gas lease expirations	8,615	7,288
Depletion, depreciation, amortization and accretion	19,323	16,020
(Gain) Loss on derivatives	74,208	(36,999)
Settlements on derivative contracts	(5,133)	20,161
Amortization of deferred financing costs	483	484
Unit-based compensation expense	689	650
Share-based compensation expense	5,353	—
Deferred income tax expense	17,185	319
Changes in operating assets and liabilities:
Accounts receivable	(5,545)	5,643
Accounts receivable – related parties	(1,940)	159
Prepaid expenses and other current assets	(534)	(424)
Other non-current assets	—	82
Other liabilities	(6)	—
Accounts payable and accrued liabilities	5,042	(2,784)
Income taxes payable	(170)	—
Revenue payable	3,006	(1,199)
Advances from joint interest owners	12	(119)
Net Cash Provided By Operating Activities - Continuing Operations	58,841	49,509
Cash Flows From Investing Activities:
Additions to oil and natural gas properties	(38,882)	(41,228)
Acquisition of oil and natural gas properties	(171)	(4,806)
Additions to other property and equipment	(1,172)	(168)
Tengasco acquired cash	859	—
Net Cash Used In Investing Activities - Continuing Operations	(39,366)	(46,202)
Cash Flows From Financing Activities:
Deferred financing costs	(135)	(293)
Proceeds from revolving credit facility	5,500	14,000
Repayment under revolving credit facility	(9,000)	(7,000)
Payment of common share/unit dividends	(12,834)	(12,500)
Payment of preferred unit dividends	(1,491)	—
Purchase of common units under long-term incentive plan	(191)	(322)
Net Cash Used In Financing Activities - Continuing Operations	(18,151)	(6,115)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	1,324	(2,808)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows from Discontinued Operations:
Operating activities	18	—
Investing activities	3,892	—
Net Increase in Cash and Cash Equivalents from Discontinued Operations	3,910	—
Net Increase (Decrease) in Cash and Cash Equivalents	5,234	(2,808)
Cash and Cash Equivalents, Beginning of Period	1,660	3,726
Cash and Cash Equivalents, End of Period	$6,894	$918

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$2,864	$3,129
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	7,909	(3,838)
Common share/unit dividends incurred but not paid	(235)	—
Asset retirement obligations	98	924
Preferred unit dividends paid in kind	904	2,592
Preferred unit dividends	—	2,631
Common stock issued in exchange for common units	192,191	—
Assets acquired and liabilities assumed in business combination	3,497	—
Common stock issued for business combination	26,392	—
Preferred units converted to common units	61,196	—
Non-cash Investing - Discontinued Operations:
Goodwill incurred in business combination	19,057	—
Assets acquired and liabilities assumed in business combination	2,978	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Nature of Business
Organization
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
On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated the previously announced Merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP LLC”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and REP LLC. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into REP LLC, with REP LLC surviving as the surviving company and as a wholly-owned subsidiary of Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc. Our organizational structure includes wholly-owned consolidated subsidiaries through which our operations are conducted. In addition, REP LLC elected two of the Board seats of REPX, which are our Chief Executive Officer and a representative of Yorktown Energy Partners ("Yorktown"), along with also appointing two independent directors to the board. TGC elected their Chief Executive Officer, who is now our Chief Financial Officer, as the final board seat.
Current Commodity Environment
During 2020, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, resulted in a severe drop in general economic activity with a decrease in energy demand.
Currently, oil and natural gas operations are considered essential in the State of Texas and New Mexico, and the Company has not had any significant disruptions in operations.
This outbreak and the related responses of governmental authorities and others to limit the spread of the virus significantly reduced global economic activity, resulting in a significant decline in the demand for oil and other commodities. These factors caused a swift and material deterioration in commodity prices for a majority of 2020, which significantly impacted our revenues for the three and nine months ended June 30, 2020. However, near the end of 2020 and the beginning of 2021, oil prices steadily increased but are expected to continue to be volatile as these events evolve. The Company cannot estimate the full length or gravity of the future impacts at this time and if there is another significant decline in oil price, it could have a material adverse effect on the Company’s results of operations, financial position, liquidity and the value of oil and natural gas reserves.
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

(2)    Basis of Presentation
These unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and nine months ended June 30, 2021 and 2020 include the accounts of Riley Permian and its wholly-owned subsidiaries, REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Riley Employee Member, LLC ("REM"), Tengasco Pipeline Corporation ("TPC"),

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Tennessee Land & Mineral Corporation ("TLMC"), and Manufactured Methane Corporation ("MMC"). All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger. The historical operations of REP LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented. As of June 22, 2021, REM and REP LLC consummated an Agreement and Plan of Merger whereby REM was merged into REP LLC with REP LLC as the surviving entity.
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
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(3)Summary of Significant Accounting Policies
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
Accounts Receivable
The Company had no allowance for doubtful accounts at June 30, 2021 and September 30, 2020.
Accounts receivable is summarized below:

	June 30, 2021	September 30, 2020
	(In thousands)
Oil, natural gas and NGL sales	$15,105	$6,919
Joint interest accounts receivable	494	1,022
Realized derivative receivable	33	2,187
Other accounts receivable	41	—
Total accounts receivable	$15,673	$10,128

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
Other Non-Current Assets
Other non-current assets consisted of the following:

	June 30, 2021	September 30, 2020
	(In thousands)
Debt issuance costs, net	$1,519	$1,867
Prepayments to outside operators	1,845	284
Right of use assets	409	700
Other deposits	55	98
Total other non-current assets, net	$3,828	$2,949
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2021	September 30, 2020
	(In thousands)
Accrued capital expenditures	$9,271	$2,964
Accrued lease operating expenses	2,815	1,617
Accrued ad valorem tax	352	680
Accrued general and administrative costs	2,619	2,125
Accrued interest expense	24	63
Accrued dividends on preferred units	—	903
Accrued dividends on common units and shares	38	95
Other accrued expenditures	2,029	299
Total accrued liabilities	$17,148	$8,746

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Asset Retirement Obligations
Components of the changes in asset retirement obligations ("ARO") for the nine months ended June 30, 2021 and year ended September 30, 2020 are shown below:

	June 30, 2021	September 30, 2020
	(In thousands)
ARO, beginning balance	$2,326	$1,203
Liabilities incurred	98	68
Liabilities acquired	—	1,161
Revision of estimated obligations	—	(45)
Liability settlements and disposals	(20)	(131)
Accretion	65	70
ARO, ending balance	2,469	2,326
Less: current ARO(1)	(132)	(58)
ARO, long-term	$2,337	$2,268
_____________________
(1)Current ARO is included within other current liabilities on the condensed consolidated balance sheets.

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
The Company recognized goodwill of $19.1 million from the Merger. The Company assessed the oil and natural gas properties acquired through the Merger as a separate reporting unit (the "Kansas Reporting Unit") and therefore allocated the full goodwill amount to the Kansas Reporting Unit. In March 2021, the Company entered into an agreement to divest the Kansas Reporting Unit which is made up primarily of the oil and natural gas properties acquired, which includes producing oil wells, shut-in wells, temporarily abandoned wells, and active disposal wells (the "Kansas Properties"). The Company did not fully integrate the Kansas Reporting Unit into the Company's operations since it was deemed to be held for sale upon acquisition. See further discussion in Note 4 - Acquisitions and Divestitures.
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
The Company assessed the goodwill balance as of March 31, 2021 for impairment since the Company entered into a Purchase and Sale Agreement ("PSA") on March 10, 2021 for $3.5 million before closing adjustments. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale. At the closing of the Merger, the Kansas Reporting Unit was initially recorded at fair value using a discounted cash flow method of valuation in accordance with ASC 805. The carrying value of the Kansas Reporting Unit was $22.0 million, which included allocated goodwill of $19.1 million. The Company concluded the implied fair value of the Kansas Reporting Unit was $3.5 million in accordance with ASC 350 since the Company entered into a PSA shortly after the Kansas Reporting Unit was deemed held for sale. The carrying value exceeded the implied fair value at the time of the closing of the Merger. As such, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations, of $18.5 million for the nine months ending June 30, 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenue Recognition
The following table presents oil and natural gas sales from continuing operations disaggregated by product:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Oil and natural gas sales:
Oil	$39,504	$6,153	$92,395	$59,548
Natural gas	957	(738)	5,592	(1,009)
Natural gas liquids	1,088	(446)	2,635	(715)
Total oil and natural gas sales, net	$41,549	$4,969	$100,622	$57,824

Transaction Costs

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Business combination acquisition costs	$321	$15	$3,374	$42
Other	—	—	160	—
Total transaction costs	$321	$15	$3,534	$42

The Company recognized transaction costs of $0.3 million and $3.4 million for the three and nine months ended June 30, 2021. These costs relate to the fees incurred for the Merger. See further discussion in Note 4 - Acquisitions and Divestitures.
Income Taxes
Upon closing of the Merger on February 26, 2021, Tengasco was renamed to Riley Exploration Permian, Inc. and REP LLC became a wholly-owned subsidiary of Riley Exploration Permian, Inc., the consolidated company. In addition, Riley Permian became a C-corporation which is subject to current federal and state income taxes, including Texas Margin Tax. See further discussion in Note 4 - Acquisitions and Divestitures. The Company recorded a provision for federal and state income taxes as of June 30, 2021. See further discussion in Note 12 - Income Taxes.
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
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. There are no unrecorded liabilities for uncertain tax positions related to the Company as of the periods ended June 30, 2021 and September 30, 2020.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a Current Expected Credit Losses (“CECL”) methodology. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective October 1, 2020 using a modified retrospective approach. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements or related disclosures.
The Company is exposed to credit losses primarily through receivables that result from oil and natural gas sales. Estimates of expected credit losses for accounts receivables consider factors such as historical collection experience, credit quality of our customers and current and future economic and market conditions.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to improve the effectiveness of disclosures in the notes of the financial statements. This ASU removes certain disclosure requirements around transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, modifies certain reporting requirements around Level 3 fair value measurements and investments in certain entities that calculate net asset value, and adds certain disclosure requirements for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company's financial statements.
Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., London Interbank Offered Rate (“LIBOR”)) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted as a continuation of the existing contract. This ASU was effective upon issuance and its optional relief can be applied through December 31, 2022. This standard did not have any effect on the Company's financial statements as of June 30, 2021. The Company will continue to evaluate the effect of this standard on future reporting periods through December 31, 2022.

(4)Acquisitions and Divestitures
Business Combination Between REP LLC and Tengasco
Immediately prior to the closing of the Merger on February 26, 2021, REP LLC converted all of the issued and outstanding Series A Preferred Units into common units of REP LLC. In connection with the Merger, holders of common units of REP LLC were entitled to receive, in exchange for each common unit, shares of common stock of Tengasco (which was renamed Riley Exploration Permian, Inc.), par value $0.001 per share (“Tengasco common stock”) based on the exchange ratio set forth in the Merger Agreement (the “Exchange Ratio”), with cash paid in lieu of the issuance of any fractional shares. The Exchange Ratio was 97.796467 shares of Tengasco common stock for each common unit of REP LLC (as adjusted for the reverse stock split). Immediately prior to the closing of the Merger, Tengasco effected a 1-for-12 reverse stock split resulting in outstanding common stock of approximately 17.8 million shares including shares of Tengasco common stock issued in the Merger. See further discussion in Note 10 – Members'/Shareholders' Equity.
Pursuant to the Merger Agreement and on the Closing Date, each restricted share of common stock issued to holders of restricted common units in REP LLC in the Merger were issued under the 2021 Long Term Incentive Plan (the "2021 LTIP"). See further discussion in Note 10 – Members'/Shareholders' Equity.
The combination between REP LLC and Tengasco qualified as a business combination, with REP LLC being treated as the accounting acquirer. The assets acquired and liabilities assumed were recognized on the consolidated balance sheet at fair value as of the acquisition date. The Company acquired approximately 11,000 net acres (unaudited) located in central Kansas. The acquisition included the Kansas Properties which included 153 producing oil wells, 19 shut-in wells, 6 temporarily abandoned

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

wells, and 36 active disposal wells. The Company also acquired all onsite production management and field personnel as a result of the Merger. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future commodity prices, future development, future operating costs, future cash flows and the use of weighted average cost of capital. These inputs required the use of significant judgments and estimates at the date of valuation.
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

The Company incurred approximately $4.8 million of related costs to date for the Merger, of which $0.3 million and $3.4 million was expensed for the three and nine months ended June 30, 2021 as transaction costs on the condensed consolidated statement of operations. Included in the above costs, the Company incurred success fees of $1.75 million upon closing of the Merger which is included within transaction costs on the condensed consolidated statement of operations. The majority of these fees were paid at closing with approximately $0.3 million being paid 30 days after closing.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company believes it has completed the determination of the fair value attributable to the assets acquired and liabilities assumed. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 26, 2021:

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
The goodwill recognized was primarily attributable to a substantial increase in the stock price of Tengasco as of the date the Merger closed, which increased the amount of the consideration transferred. The Company did not integrate the acquisition and the acquisition met the assets held for sale criteria on the Closing Date. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale.
Post-Acquisition Operating Results
Net loss attributable to the operations of the assets and liabilities acquired in the Merger of $115 thousand was included in discontinued operations on the condensed consolidated statement of operations for the nine months ended June 30, 2021. On April 2, 2021, the Company closed on the sale of the Kansas Reporting Unit with an effective date of March 1, 2021. A net loss of $1.0 million and $19.6 million on discontinued operations, net of taxes, was included in the net loss attributable to discontinued operations for the three and nine months ended June 30, 2021.
Pro Forma Operating Results
The following pro forma combined results for the three and nine months ended June 30, 2021 and 2020 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The pro forma information includes adjustments for $3.4 million of transaction costs being reclassified to the first quarter of fiscal year 2020 instead of $0.2 million, $2.2 million, and $1.0 million of transaction costs recorded in the three months ended June 30, 2021, March 31, 2021 and December 31, 2020. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the pro forma information has been

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

effected for taxes with a 21% tax rate. The common stock was also adjusted for the conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and 1-for-12 reverse stock split.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share/unit amounts)
Total Revenues	$42,149	$6,019	$102,422	$60,974
Pro Forma Net Income (Loss) from Continuing Operations	(16,968)	(27,650)	(40,500)	40,589
Pro Forma Net Income (Loss) from Discontinued Operations	(882)	(106)	(873)	(18,239)
Pro Forma Net Income (Loss) before Taxes	(17,850)	(27,756)	(41,373)	22,350
Pro forma income tax benefit (expense)	3,749	5,829	8,688	(4,694)
Pro Forma Net Income (Loss)	$(14,101)	$(21,927)	$(32,685)	$17,656
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(0.95)	$(1.94)	$(2.51)	$2.59
Diluted	$(0.95)	$(1.94)	$(2.51)	$2.16

Net Income (Loss) per Share/Unit from Discontinued Operations:
Basic	$(0.05)	$(0.01)	$(0.05)	$(1.24)
Diluted	$(0.05)	$(0.01)	$(0.05)	$(1.24)
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
Acquisitions
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
Divestitures
On March 10, 2021, the Company entered into a PSA to sell the Kansas Reporting Unit for an agreed upon purchase price of $3.5 million (subject to certain adjustments), contingent upon certain conditions to closing. The effective date of the sale was March 1, 2021. On April 2, 2021, the Company closed on the sale of the Kansas Reporting Unit for an agreed upon purchase price of $3.5 million, plus approximately $0.2 million of closing adjustments. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	June 30, 2021	September 30, 2020
	(In thousands)
Proved	$373,367	$326,420
Unproved	22,294	32,084
Work-in-progress	15,008	15,398
	410,669	373,902
Accumulated depletion and amortization	(81,787)	(63,176)
Total oil and natural gas properties, net	$328,882	$310,726
Depletion and amortization expense for proved oil and natural gas properties was $6.7 million and $4.8 million, respectively, for the three months ended June 30, 2021 and 2020. Depletion and amortization expense for proved oil and natural gas properties was $18.7 million and $15.5 million, respectively, for the nine months ended June 30, 2021 and 2020.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Expiration of oil and natural gas leases	$2,785	$6,757	$8,615	$7,288
Geological and geophysical costs	—	—	67	1,943
Total exploration costs	$2,785	$6,757	$8,682	$9,231

(6)Derivative Instruments
Crude Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in crude oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use may also limit future revenues from favorable price changes. For the three and nine months ended June 30, 2021 and 2020, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are recognized in earnings.
As of June 30, 2021, the Company's oil and natural gas derivative instruments consisted of the following types:
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the open financial derivative positions as of June 30, 2021, related to crude oil and natural gas production.

		Weighted Average Price
Calendar Quarter	Notional Volume	Fixed	Put	Call
		($ per unit)
Crude Oil Swaps (Bbl)
Q3 2021	564,278	$51.57	$—	$—
Q4 2021	558,116	$51.65	$—	$—
2022	1,320,000	$53.59	$—	$—
2023	360,000	$59.01	$—	$—

Natural Gas Swaps (Mcf)
Q3 2021	555,000	$3.03	$—	$—
Q4 2021	555,000	$3.03	$—	$—

Crude Oil Collars (Bbl)
2022	360,000	$—	$35.00	$42.63

Crude Oil Basis (Bbl)
Q3 2021	435,000	$0.40	$—	$—
Q4 2021	435,000	$0.40	$—	$—
2022	720,000	$0.40	$—	$—

Interest Rate Contracts
The Company has entered into floating-to-fixed interest rate swaps (we receive a floating market rate equal to one-month LIBOR and pay a fixed interest rate) to manage interest rate exposure related to the Company's revolving credit facility.
The following table summarizes the open interest rate derivative positions as of June 30, 2021:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
July 2021 - September 2021	$40,000	1.77%
July 2021 - September 2021	$15,000	0.71%
September 2021 - September 2023	$40,000	0.24%
Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the accompanying consolidated balance sheets as of June 30, 2021 and September 30, 2020.

	June 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$533	$(307)	$226
Non-current derivative assets	402	(295)	107
Current derivative liabilities	(36,558)	307	(36,251)
Non-current derivative liabilities	(11,531)	295	(11,236)
Total	$(47,154)	$—	$(47,154)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30, 2020
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$19,690	$(871)	$18,819
Non-current derivative assets	4,651	(1,549)	3,102
Current derivative liabilities	(871)	871	—
Non-current derivative liabilities	(1,549)	1,549	—
Total	$21,921	$—	$21,921
The following table presents the Company's derivative activities for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Fair value of net asset (liability), beginning of period	$(19,470)	$60,671	$21,921	$14,959
Gain (loss) on derivatives	(35,396)	(14,205)	(74,208)	36,999
Settlements on derivative contracts	7,712	(14,669)	5,133	(20,161)
Fair value of net asset (liability), end of period	$(47,154)	$31,797	$(47,154)	$31,797

(7)Fair Value Measurements
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
Assets and Liabilities Measured on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, by level within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$828	$—	$828
Interest rate assets	$—	$107	$—	$107
Financial liabilities:
Commodity derivative liabilities	$—	$(47,864)	$—	$(47,864)
Interest rate liabilities	$—	$(225)	$—	$(225)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$24,341	$—	$24,341
Financial liabilities:
Commodity derivative liabilities	$—	$(1,672)	$—	$(1,672)
Interest rate liabilities	$—	$(748)	$—	$(748)
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
The fair value of asset retirement obligations incurred and acquired during the nine months ended June 30, 2021 and 2020, totaled approximately $0.1 million and $1.2 million, respectively. The fair value of additions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) $50 thousand estimated plug and abandonment cost per well for all oil and natural gas wells and $52 thousand for estimated plug and abandonment cost per well for all disposal wells for the nine months ended June 30, 2021 and 2020; (ii) a 28 year and 27 year weighted average by fair value of the estimated remaining life per well for the nine months ended June 30, 2021 and 2020; (iii) future inflation factors; and (iv) our average credit-adjusted risk-free rate of 5.17% for the nine months ended June 30, 2021 and 2020. These assumptions represent Level 3 inputs.
If the carrying amount of our oil and natural gas properties exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The fair value of our oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable oil and natural gas properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with the expected cash flow projected. These assumptions represent Level 3 inputs.

(8)Transactions with Related Parties
Contract Services
RPOC provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for payment of a fee equal to $100 thousand per month and reimbursement of all third party expenses pursuant to a contract services agreement. This fee was $250 thousand per month as of June 30, 2020, which was subsequently decreased to $150 thousand per month effective July 1, 2020 and further decreased to $100 thousand per month effective August 1, 2020. Combo was previously owned by Oakspring Energy Holdings, LLC ("Oakspring") and by a wholly-owned subsidiary of Riley Exploration Group, Inc. ("REG"). On December 31, 2020, Oakspring contributed its interest in Combo to certain investment funds of Yorktown Partners, LLC, and the wholly-owned subsidiary of REG contributed its' interest in Combo to Riley Exploration Group, LLC.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Additionally, RPOC provides certain administrative and operational services to REG in exchange for payment of a fee equal to $100 thousand per month pursuant to a contract services agreement.
The following table presents revenues from contract services for related parties:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Combo	$300	$750	$900	$2,250
REG	300	300	900	900
Contract services - related parties	$600	$1,050	$1,800	$3,150

Cost of contract services	$91	$97	$330	$403

The company recognized $0.4 million and $0.1 million accounts receivable from Combo as of June 30, 2021 and September 30, 2020, under the contract services agreement. The Company did not recognize an accounts receivable under the contract services agreement for REG as of June 30, 2021 and September 30, 2020.

Income Tax Withholding on Employee Awards
At June 30, 2021, the Company recorded a receivable of $1.6 million and an associated liability for outstanding tax withholding payments that was payable by the Company for equity awards that vested in the second and third fiscal quarters. The receivable is included within accounts receivable - related parties, in the Company's condensed consolidated balance sheet. See further discussion over the Company's awards in Note 10 – Members'/Shareholders' Equity.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC and SunTrust Bank, now Truist Bank as successor by the Merger, as administrative agent, entered into a credit agreement to establish a senior secured revolving credit facility. The credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million.
On October 21, 2020, REP LLC entered into the Seventh Amendment and Consent to its credit facility to incorporate the changes in the legal structure of REP LLC upon consummation of the Merger, including the joinder of the Company as the parent guarantor thereto. The Seventh Amendment was effective upon closing of the Merger. Effective March 5, 2021, the Company and REP LLC entered into the Eighth Amendment to the credit facility pursuant to which the parties thereto reaffirmed the borrowing base at $135 million with total commitments increasing to $135 million.
The credit facility maturity date is set to occur on September 28, 2023 in accordance with the Sixth Amendment. Substantially all of the Company’s assets are pledged to secure the credit facility.
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest expense	$956	$1,084	$2,958	$3,403
Amortization of debt issuance costs	168	166	484	484
Unused commitment fees	47	52	129	199
Total interest expense	$1,171	$1,302	$3,571	$4,086
As of June 30, 2021 and September 30, 2020, the weighted average interest rate on outstanding borrowings under the credit facility was 3.10% and 3.17%, respectively.
As of June 30, 2021 and September 30, 2020, the Company was in compliance with all covenants contained in the credit agreement and had $97.5 million and $101 million, respectively, of outstanding borrowings and an additional $37.5 million and

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

$31.5 million, respectively, available under the borrowing base.

(10) Members’/Shareholders' Equity
On October 7, 2020, the Board of Managers of REP LLC declared a $3.8 million cash dividend, paid on November 6, 2020. The cash dividend was declared for all issued and outstanding common units, including vested and unvested under the Riley Exploration - Permian, LLC 2018 Long Term Incentive Plan (the "2018 LTIP") of REP LLC. The portion of the cash dividend attributable to the unvested restricted units was accrued and will be paid in cash once the unvested restricted units fully vest.
On February 4, 2021, the Board of Managers of REP LLC declared a $3.8 million cash dividend, paid on February 5, 2021. The cash dividend was declared for all issued and outstanding common units, including vested and unvested under the 2018 LTIP of REP LLC. The portion of the cash dividend attributable to the unvested restricted units was accrued and will be paid in cash once the unvested restricted units fully vest.
Pursuant to the Merger Agreement and on February 26, 2021, the Company granted 198,024 restricted shares to certain executives under the 2021 LTIP.
On March 1, 2021, the Company granted 3,374 restricted shares, which vest over a 1-year period, under the 2021 LTIP to the newly-added, independent directors that joined the Board of Directors in conjunction with the Merger.
On March 4, 2021, the Board of Directors of the Company declared a cash dividend of $0.28 per share payable on all issued and outstanding common shares of the Company as of April 16, 2021, and was paid on May 7, 2021. The portion of the cash dividend attributable to the unvested restricted common shares was accrued and will be paid once the unvested restricted units fully vest. Cash dividends are approved at the sole discretion of the Board of Directors.
On March 15, 2021, the Company granted 196,341 restricted shares and stock awards to certain employees and executives under the 2021 LTIP effective April 1, 2021.

Share-Based and Unit-Based Compensation
Upon the closing of the Merger and after giving effect to the adjustment resulting from the 1-for-12 reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 989,283 shares remained available as of June 30, 2021.
2021 Long-Term Incentive Plan
The 2021 LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws ("ISO's"); (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights, or SARs; (iv) restricted stock awards; (v) restricted stock units, or RSUs; (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other share-based awards; (x) cash awards; and (xi) substitute awards, all of which are collectively referred to as the "Awards".
The 2021 LTIP authorizes the Compensation Committee to administer the plan and designate eligible persons as participants, determine the type or types of Awards to be granted to an eligible person, determine the number of shares of stock or amount of cash to be covered by the Awards, approve the forms of award agreements for use under the plan, determine the terms and conditions of any Award, modify, waive or adjust any term or condition of an Award that has been granted, among other responsibilities delegated by the Company's Board.
Restricted Shares
The Company granted 198,024 restricted shares to certain executives under the 2021 LTIP in connection with the Merger. These grants substituted restricted common shares issued under the 2021 LTIP for the unvested restricted units granted under the 2018 LTIP. These restricted shares vest over a period of 8- to 33-months and the holder receives dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are reported in accrued liabilities and other non-current liabilities. The total expense is amortized on a straight-line basis, over the vesting period. The Company recorded $425 thousand and $0 of share-based compensation expense for the nine months ended June 30, 2021 and 2020, respectively, related to this issuance. Approximately $2.0 million of additional share-based compensation expense will be recognized with this grant over the next 27 months.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On March 1, 2021, the Company granted 3,374 restricted shares to certain directors under the 2021 LTIP, which vest over a 1-year period. The holder receives dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are reported in accrued liabilities and other non-current liabilities. The total expense is amortized on a straight-line basis, over the vesting period. The Company recorded $25 thousand and $0 of share-based compensation expense for the nine months ended June 30, 2021 and 2020, respectively, related to this issuance. Approximately $57 thousand of additional share-based compensation expense will be recognized with this grant over the next 9 months.
On March 15, 2021, the Company approved the grant of restricted shares and stock awards with a fixed dollar amount of $4.6 million that was settled in 196,341 restricted shares that were issued on April 1, 2021 based on the 10-day weighted average share price prior to April 1, 2021. Approximately 158,582 restricted shares fully vested on April 1, 2021. The remaining 37,759 restricted shares will vest on April 1, 2022. As the number of shares were variable on the grant date, the Company accounted for the awards that immediately vested on April 1, 2021 as a liability at March 31, 2021 with a value of $4.2 million. On April 1, 2021, the awards no longer met the classification of liability awards which the Company recognized the awards as equity and remeasured the fair value of the awards to be $4.6 million in accordance with ASC 718. The Company recorded $4.9 million and $0 of share-based compensation expense for the nine months ended June 30, 2021 and 2020, respectively, related to this issuance. Approximately $793 thousand of additional share-based compensation expense will be recognized with this grant over the next 9 months.
Total share-based compensation expense of $0.8 million and $0, respectively, is for all of the share-based issuances outstanding for the three months ended June 30, 2021 and 2020. Total share-based compensation expense of $5.4 million and $0, respectively, is for all of the share-based issuances outstanding for the nine months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had 239,158 restricted shares unvested. The Company will recognize any forfeited shares, and any unpaid dividends for those shares, as they occur as an increase to accrued liabilities and a reduction from shareholders' equity on the consolidated balance sheet.
2018 Long-Term Incentive Plan
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Restricted Units
The Company granted 14,766 restricted units to certain executives on April 29, 2019. Restricted units vest over a two- to three-year period and the holder receives dividends, in arrears, once the units vest. The Company has accrued for these dividends and are reported in accrued liabilities and other non-current liabilities. The total expense is amortized on a straight-line basis, over the vesting period. The Company recorded $278 thousand and $484 thousand of unit-based compensation expense for the nine months ended June 30, 2021 and 2020 related to this issuance.
The Company granted 15,767 restricted units to certain executives effective February 1, 2020 which vest over a three-year period and the Company simultaneously repurchased 1,229 shares from these executives for payment of their employee tax withholding obligations, resulting in a net issuance of 14,538. The total expense is amortized on a straight-line basis, over the vesting period. The Company recorded $203 thousand and $166 thousand of unit-based compensation expense for the nine months ended June 30, 2021 and 2020 related to this issuance.
On October 1, 2020, the Company granted 13,309 restricted units to certain executives which vest over a three-year period. The total expense is amortized on a straight-line basis, over the vesting period. The Company recorded $208 thousand and $0 of unit-based compensation expense for the nine months ended June 30, 2021 and 2020 related to this issuance.
On October 5, 2020, an executive of the Company forfeited 904 restricted units from the grant dated April 29, 2019 and 1,802 restricted units from the grant dated February 1, 2020 totaling a total forfeiture of 2,706 restricted units.
Total unit-based compensation expense of $0 and $291 thousand, respectively, is for all of the unit-based issuances outstanding for the three months ended June 30, 2021 and 2020. Total unit-based compensation expense of $689 thousand and $650 thousand, respectively, is for all of the unit-based issuances outstanding for the nine months ended June 30, 2021 and 2020. Unit-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statement of operations. The Company will recognize any forfeited units, and any unpaid dividends for those units, as they occur as a reduction to accrued liabilities and members' equity on the consolidated balance sheet.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(11) Preferred Units
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
Immediately prior to the closing of the Merger on February 26, 2021 and in accordance with the Merger Agreement, REP LLC converted each issued and outstanding Series A Preferred Unit into one common unit and paid the holders of REP LLC Series A Preferred Units a cash payment equal to the amount of any unpaid dividends accruing between October 1, 2020 and February 26, 2021 in accordance with its Fourth LLC Agreement. The Company converted 511,695 Series A Preferred Units with a value of $61.2 million to common units in accordance with the Fourth LLC Agreement and Merger Agreement. Additionally, the cash payment of any unpaid dividends accrued between October 1, 2020 and February 26, 2021 was $1.5 million on 511,695 Series A Preferred Units.
The tables below summarize the changes in preferred units during the three and nine months ended June 30, 2021 and 2020:

	Units	Amount
		(In thousands)
Balance, September 30, 2020	504,168	$60,292
Dividends paid in kind	7,527	904
Balance, December 31, 2020	511,695	61,196
Units converted to common units(1)	(511,695)	(61,196)
Balance, March 31, 2021	—	—
Balance, June 30, 2021	—	$—
_____________________
(1)On February 26, 2021, the Company converted 511,695 Series A Preferred Units with a value of $61.2 million to common units in accordance with the Fourth LLC Agreement and Merger Agreement.

	Units	Amount
		(In thousands)
Balance, September 30, 2019	475,152	$56,810
Dividends paid in kind	7,094	851
Balance, December 31, 2019	482,246	57,661
Dividends paid in kind	7,199	864
Balance, March 31, 2020	489,445	58,525
Dividends paid in kind	7,307	877
Balance, June 30, 2020	496,752	$59,402

After the closing of the Merger, the Company's authorized capital stock includes 25 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding as of June 30, 2021.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(12) Income Taxes
REP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns, even though such taxable income or tax credits may not have been distributed. In connection with the closing of the Merger, the Company’s tax status changed from a limited liability company to a C-corporation. As a result, the Company is responsible for Federal and State income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. See further discussion in Note 4 - Acquisitions and Divestitures. When push down accounting does not apply as part of a business combination, GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of REP LLC from February 27, 2021 through March 31, 2021 in the accompanying consolidated financial statements. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation.
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Current income tax expense:
Federal	$(780)	$—	$—	$—
State	(229)	—	(232)	—
Total current income tax expense	$(1,009)	$—	$(232)	$—
Deferred income tax expense:
Federal	$6,629	$—	$20,629	$—
State	(2,375)	319	(3,444)	319
Total deferred income tax expense	4,254	319	17,185	319
Total income tax expense	$3,245	$319	$16,953	$319

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	(21.8)%	—%	(8.5)%	—%
Transaction costs	(32.6)%	—%	(12.8)%	—%
Other	(0.1)%	—%	(0.1)%	—%
State income taxes, net of federal benefit	14.9%	—%	5.8%	—%
Change in Tax Status	—%	—%	(30.5)%	—%
Income Subject to Taxation by REP LLC's Unitholders	(0.2)%	(21.0)%	(12.9)%	(21.0)%
Effective income tax rate	(18.8)%	—%	(38.0)%	—%

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss ("NOL") carryforwards following a change in control. The Merger caused a stock ownership change for purposes of Section 382. Subject to an approximate annual limit, the Company has federal net operating losses of $10.2 million of which $4.7 million will expire beginning in 2022 with $5.5 million of the NOL's do not expire. We believe it is more likely than not the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

(13) Discontinued Operations and Assets Held for Sale
Kansas Reporting Unit
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
The following table presents the amounts reported in the condensed consolidated statement of operations as discontinued operations as of the three and nine months ended June 30, 2021:

	Tengasco
	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	(In thousands)
Oil and natural gas sales	$—	$—
Total revenues	—	—
Lease operating expenses	—	115
Goodwill impairment	—	18,516
Total expenses	—	18,631
Other expense	882	882
Loss from discontinued operations before income taxes	(882)	(19,513)
Income tax expense	(85)	(60)
Net loss from discontinued operations, net of tax	$(967)	$(19,573)
For further discussion of revenues and expenses included in discontinued operations, see further discussion in Note 4 - Acquisitions and Divestitures.

(14) Net Income (Loss) Per Share/Unit
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$(20,534)	$(27,984)	$(61,747)	$40,228
Less: Dividends on preferred units	—	(890)	(1,491)	(2,631)
Net income (loss) attributable to common shareholders/unitholders - Basic	$(20,534)	$(28,874)	$(63,238)	$37,597

Basic weighted-average common shares/units outstanding	17,786	12,469	14,872	12,454
Effecting of dilutive securities:
Series A preferred units	—	—	—	3,969
Restricted units	—	—	—	148
Diluted weighted-average common shares/units outstanding	17,786	12,469	14,872	16,571
Continuing Operations:
Basic net income (loss) per common share/unit	$(1.15)	$(2.32)	$(4.25)	$3.02
Diluted net income (loss) per common unit	$(1.15)	$(2.32)	$(4.25)	$2.43

For the three and nine months ended June 30, 2021 and 2020, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Series A preferred units	—	4,029	—	—
Restricted units	—	205	—	57
Restricted shares	236	—	236	—

(15) Commitments and Contingencies
Legal Matters
On May 14, 2020 the Company, associated with the predecessor Tengasco entity, received notice of three orders (the “Orders”) issued by the Regional Director of the Bureau of Safety and Environmental Enforcement (“BSEE”) of the Department of the Interior dated May 13, 2020, stating that the Company, together with a group of several other named parties, were being looked to by the BSEE to perform the decommissioning of facilities on three Gulf of Mexico leases owned by Hoactzin Partners, L. P. ("Hoactzin") and other lessees due to Hoactzin’s default in its lease obligations to decommission such facilities. No monetary amount was sought or described in the Orders. Hoactzin is controlled by Peter E. Salas, the chairman of Tengasco’s Board of Directors prior to the Merger. Management’s assessment of the likelihood of a loss is remote as the Company believes it has available defenses to the Orders. On August 21, 2020, the bankruptcy court in the Northern District of Texas in Dallas entered an agreed order requiring Hoactzin, the surety on Hoactzin’s bonds, and seven other working interest owners (a group not including the Company) to complete all the necessary decommissioning on all of Hoactzin’s facilities and to prepay all anticipated expenses, including insurance premiums and a contingency reserve, estimated to be necessary to do so. The bankruptcy trustee has reported that all funds to be paid have been received from all parties to the agreed order.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Decommissioning is proceeding under the direction of the bankruptcy trustee and approved contractors under the control of the bankruptcy court. Accordingly, it is anticipated that all work contemplated by the Orders will be completed by, and at the expense of, other persons and the relief sought in the Orders for the Company to perform the work will at that time have no impact to the Company. On May 13, 2021, a notice of default was sent by BSEE to the Company relating to Hoactzin’s failure to complete its decommissioning obligations for certain of the terminated leases and wells that are subject to the Orders. On May 21, 2021, the bankruptcy trustee requested an extension to the decommissioning deadline relating to several wells referenced in the subject Orders. Included with the BSEE extension request was a project status update for the decommissioning obligations, which indicated that several obligations had either already been completed or were well underway and proceeding to completion. On June 7, 2021, BSEE granted an extension to complete the remaining decommissioning obligations for the subject leases no later than August 31, 2021. No other enforcement actions have been taken by BSEE. The Company will continue to monitor the ongoing completion of the decommissioning obligations.

Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of June 30, 2021 and September 30, 2020. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company recorded no environmental liabilities as of June 30, 2021 and September 30, 2020.

(16) Subsequent Events
On June 30, 2021, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Truist Securities, Inc., as the representative of the other several underwriters named in the Underwriting Agreement. On July 2, 2021, the Company issued 1,666,667 shares of common stock at a price to the public of $30.00 per share in accordance with the Underwriting Agreement. Net proceeds from the issuance were approximately $46.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses paid by the Company.
On July 9, 2021, the Board of Directors of the Company declared a cash dividend for the third quarter of 2021 of $0.28 per share of common stock, payable on August 6, 2021 to its stockholders of record at the close of business on July 23, 2021.
On July 14, 2021 and July 30, 2021, the Company utilized $11.5 million and $24 million, respectively, to pay down the revolving credit facility to $62 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto presented in this report as well as the Company’s audited consolidated financial statements and related notes included in the Company's current report on Form 8-K/A filed on April 22, 2021 and unaudited condensed consolidated financial statements and related notes included in the Company's quarterly report on Form 10-Q filed on May 17, 2021. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements", “—Forward-Looking Statements and Risk” and “Part II. Item 1A. Risk Factors”.
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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 35% to 9.1 MBoe/d for the three months ended June 30, 2021, as compared to the same period in 2020
•During the fiscal third quarter of 2021, drilled 7 gross (4.8 net) horizontal wells and 1 gross (1 net) vertical injection well; completed 5 gross (2.8 net) horizontal wells
•Realized average composite price on commodities of $50.18 per Boe, before derivative settlements, during the fiscal third quarter of 2021, including $64.55 per barrel for oil
•Realized average composite price on commodities of $40.86 per Boe, including derivative settlements, during the fiscal third quarter of 2021
•Generated cash flow from continuing operations of $58.8 million for the nine months ended June 30, 2021
•Total cash capital expenditures before acquisitions of $40.1 million for the nine months ended June 30, 2021
•Paid cash common dividends of $5.0 million on May 7, 2021; and announced latest dividend of $0.28 per share with a record date of July 23, 2021, which was paid August 6, 2021, for a total of $5.5 million
•Exited the third quarter with $6.9 million in cash and $97.5 million drawn on our credit facility; subsequently reduced credit facility borrowings to $62 million in July 2021

Recent Developments

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
The Company has developed and implemented a number of safety measures, which have successfully kept our workforce healthy and safe. The Company has established an informational campaign to provide employees an understanding of the virus risk factors and safety measures, as well as timely updates from governmental stay-at-home regulations. Expectations have also been set for employees to communicate immediately if they, or someone they have been in contact with, has experienced symptoms or tested positive for COVID-19. Additional measures include distribution of educational material regarding health and safety guidance, limiting access to common areas within the office, ensuring social distancing guidance by relocating personnel, and other guidelines as recommended by the Center for Disease Control and Prevention (CDC) and local authorities.
EOR Project
The Company began initial operations during May 2021 on its enhanced oil recovery (“EOR”) project, which will utilize a combination of water and CO2 injection, applied to horizontal producing wells at its core asset in Yoakum County, Texas (“EOR Project”). This asset is directly adjacent to several of the largest EOR projects in the U.S., which have employed EOR techniques for many decades.

Recent Transactions
On April 7, 2021, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission that was declared effective on May 12, 2021, in connection with the offer and sale from time to time (each, an “Offering” and, collectively, the “Offerings”) as set forth in the Registration Statement, the form of prospectus contained therein and one or more preliminary or final supplements to the Prospectus (each, a “Prospectus Supplement”), of the following securities with an aggregate offering price of up to $250,000,000: (i) by the Company of an indeterminate aggregate amount of securities consisting of shares of the Company’s common stock, par value $0.001 per share, or shares of the Company’s preferred stock, par value $0.001, which may be issued in one or more series (any such shares being offered by the Company are hereinafter referred to as the “Primary Shares”); or (ii) by the selling stockholders named in the Registration Statement or any other selling stockholders to be identified in one or more Prospectus Supplements of up to 16,721,922 shares of Common Stock on the terms to be determined at the time of each Offering. On July 2, 2021, the Company issued 1,666,667 shares of common stock at a price to the public of $30.00 per share. Net proceeds from the Offering were approximately $46.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses paid by the Company.

2021 Capital and Operating Plan
We expect our fiscal 2021 capital budget to be approximately $60 million to $66 million, which we believe is consistent with our capital allocation framework, and which we believe will be funded entirely by operating cash flow and proceeds of the stock offering.

Results of Operations

Comparison for the Three and Nine Months Ended June 30, 2021 and 2020

The following table sets forth selected operating data for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues (in thousands):
Oil sales	$39,504	$6,153	$92,395	$59,548
Natural gas sales	957	(738)	5,592	(1,009)
Natural gas liquids sales	1,088	(446)	2,635	(715)
Oil and natural gas sales, net	$41,549	$4,969	$100,622	$57,824

Production Data, net (in thousands):
Oil (MBbls)	612	487	1,702	1,564
Natural gas (MMcf)	732	400	1,795	1,162
Natural gas liquids (MBbls)	94	61	272	181
Total (MBoe)(1)	828	615	2,273	1,939

Daily combined volumes (BOE/d)(1)(2)	9,100	6,757	8,325	7,077
Daily oil volumes (BO/d)	6,726	5,350	6,234	5,706

Average Prices:(1)(3)
Oil ($ per Bbl)	$64.55	$12.63	$54.29	$38.08
Natural gas ($ per Mcf)	1.31	(1.85)	3.12	(0.87)
Natural gas liquids ($ per Bbl)	11.57	(7.31)	9.70	(3.94)
Combined ($ per BOE)	$50.18	$8.08	$44.28	$29.82

Oil, including derivative settlements ($ per Bbl)	$51.84	$42.76	$51.16	$50.98
Natural gas, including derivative settlements ($ per MMbtu)	1.39	(1.85)	3.22	(0.87)
Natural gas liquids, including derivative settlements ($ per Bbl)(4)	11.57	(7.31)	9.70	(3.94)
Average price, including derivative settlements ($ per BOE)	$40.86	$31.95	$42.02	$40.22
_____________________
(1)One BOE is equal to six Mcf of natural gas or one Bbl of oil or NGL based on the approximate energy equivalency. This is an energy content correlation and does not reflect value or price relationship between the commodities.
(2)Average net sales (BOE/d) was derived by dividing the total MBoe by 91 days for the three months ended June 2021 and 2020, respectively. Average net sales (BOE/d) was derived by dividing the total MBoe by 273 days and 274 days for the nine months ended June 2021 and 2020, respectively.
(3)Average prices shown in table reflect prices both before and after the effects of REPX’s settlements of our commodity derivative contracts. REPX’s calculation of such effects includes both gains or losses on cash settlements for commodity derivatives. The impact of these cash settlements are included under other income and expense on the Company’s Statement of Operations
(4)The Company uses commodity based derivative contracts to reduce exposure to fluctuations in crude oil and natural gas prices. As of June 30, 2021, the Company was not engaged in any natural gas liquids derivative contracts.

Oil and Natural Gas Revenues

The Company’s total oil and natural gas revenue, net increased $36.6 million, or 736%, and $42.8 million, or 74%, for the three and nine months ended June 30, 2021 and June 30, 2020, respectively. The Company’s realized average composite price on commodities for the three and nine months ended June 30, 2021 increased by $42.10 and $14.44 per Boe, or 521% and 48%, respectively, compared to the same period of 2020. The Company’s oil and natural gas sales, net in its financial statements do not include the effects of derivatives as those effects are included within other income.

Oil revenues
•For the three months ended June 30, 2021, oil revenues increased by $33.4 million, or 542%, compared to the same period in 2020. Of the increase, $31.8 million was attributable to an increase in our realized price and $1.6 million was attributable to an increase in volume. Volume increased by 26% while prices increased by over 400% compared to the same period in 2020.
•For the nine months ended June 30, 2021, oil revenues increased by $32.8 million, or 55%, compared to the same period in 2020. Of the increase, $27.6 million was attributable to an increase in our realized price and $5.2 million was attributable to an increase in volume. Volumes increased by 9% while prices increased by 43% compared to the same period in 2020.
•Oil volumes increased during the three and nine months ended June 30, 2021 due to increased production as a result of new wells and workovers.

Natural gas revenues
•For the three months ended June 30, 2021, natural gas revenues increased by $1.7 million, compared to the same period in 2020, to $1.0 million from ($0.7) million. Volumes increased by 83% and realized prices increased by $3.16/Mcf from negative effective prices experienced in 2020.
•For the nine months ended June 30, 2021, natural gas revenues increased by $6.6 million, compared to the same period in 2020, to $5.6 million from ($1.0) million. Volumes increased by 54% and realized prices increased by $3.99/Mcf from negative effective prices experienced in 2020.
•Natural gas sales volumes increased during the three and nine months ended June 30, 2021 due to increased production and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Natural gas liquids revenues
•For the three months ended June 30, 2021, natural gas liquids revenues increased by $1.5 million, compared to the same period in 2020, to $1.1 million from ($0.4) million. Volumes increased by 54% and realized prices increased by $18.88/Bbl from negative effective prices experienced in 2020.
•For the nine months ended June 30, 2021, natural gas liquids revenues increased by $3.4 million, compared to the same period in 2020, to $2.6 million from ($0.7) million. Volumes increased by 50% and realized prices increased by $13.65/Bbl from negative effective prices experienced in 2020.
•Natural gas liquids sales volumes increased during the three and nine months ended June 30, 2021 due to increased production and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Contract Services - Related Party Revenue
The following tables present the Company's gross profit for related party transactions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Contract services – related parties(1)	$600	$1,050	$1,800	$3,150
Cost of contract services - related parties	91	97	330	403
Gross profit - related parties	$509	$953	$1,470	$2,747
Gross profit percentage - related parties	85%	91%	82%	87%
_____________________
(1)The Company’s contract services – related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.

The Company's contract services - related parties gross profit decreased for the three and nine months ended June 30, 2021 primarily due to the restructuring of the monthly fee in the fourth quarter of fiscal 2020. The monthly fee decreased by $150 thousand per month. See Note 8 – Transactions with Related Parties to the Company's unaudited condensed consolidated financial statement included herein for more information.

Costs and Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Costs and Expenses: (in thousands)
Lease operating expenses	$5,754	$3,760	$17,323	$15,517
Production taxes	$2,029	$293	$5,027	$2,808
Exploration expenses	$2,785	$6,757	$8,682	$9,231
Depletion, depreciation, amortization, and accretion	$7,082	$5,028	$19,323	$16,020

Administrative costs	$4,030	$1,936	$9,176	$8,669
Share-based and unit-based compensation	779	291	6,042	650
General and administrative expense	$4,809	$2,227	$15,218	$9,319

Transaction costs	$321	$15	$3,534	$42
Interest expense	$1,171	$1,302	$3,571	$4,086
(Gain) loss on derivatives, net	$35,396	$14,205	$74,208	$(36,999)
Income tax expense	$3,245	$319	$16,953	$319

Lease Operating Expenses
The Company’s lease operating expenses ("LOE"), which include ad valorem taxes, increased by $2.0 million and $1.8 million for the three and nine months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three months ended June 30, 2021, $0.9 million of the increase was attributable to an increase in production volume and $1.1 million was attributable to higher cost on a unit basis. LOE for the fiscal third quarter of 2020 was low on account of reduced activity following the sharp downturn in commodity prices at the time, while LOE incurred during the fiscal third quarter of 2021 is more representative of normalized activity. For the nine months ended June 30, 2021, $2.7 million of the increase was attributable to an increase in production volume, partially offset by $0.5 million of savings from lower costs on a unit basis.
Production Tax Expense
Production taxes increased by $1.7 million and $2.2 million for the three and nine months ended June 30, 2021, respectively, compared to the same periods in 2020, due to increases in commodity sales.
Exploration Expense
Exploration expense decreased by $4.0 million and $0.5 million, or 59% and 6% respectively, for the three and nine months ended June 30, 2021, as compared to the same periods in 2020. For the three months ended June 30, 2021, the Company incurred lower expiration of oil and natural gas lease expense in the Montaña field compared to the same period in 2020. For the nine months ended June 30, 2021, geological and geophysical costs decreased and the Company incurred lower expiration of oil and natural gas lease expense in the Montaña field, partially offset by an increase in expiration of oil and natural gas lease expense in the Champions field compared to the same period in 2020.

The following table summarizes exploration expense by field below:

	Champions	Montaña
	(In thousands, except acreage data)
Three Months Ended June 30, 2021
Exploration expense(1)	$340	$2,445
Expired net acres	159	6,867
Net acres renewed after expiration	—	—

Nine Months Ended June 30, 2021
Exploration expense(1)	$3,465	$5,150
Expired net acres	1,626	14,068
Net acres renewed after expiration	486	—

Three Months Ended June 30, 2020
Exploration expense(1)	$179	$6,578
Expired net acres	77	18,678
Net acres renewed after expiration	64	—

Nine Months Ended June 30, 2020
Exploration expense(1)	$592	$6,696
Expired net acres	251	19,281
Net acres renewed after expiration	73	—
_____________________
(1)Excludes geological and geophysical costs.

Depletion, Depreciation, and Accretion Expense
Depletion, depreciation, and accretion expense increased by $2.1 million and $3.3 million for the three and nine months ended June 30, 2021, respectively, compared to the same periods for 2020.
Depletion and amortization expense for proved oil and natural gas properties increased by $1.9 million and $3.2 million for the three and nine months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three and nine months ended June 30, 2021, $1.1 million and $1.2 million was attributable to higher production and $0.8 million and $2.0 million was attributable to higher capitalized costs.

General and Administrative Costs
Total G&A costs increased by $2.6 million and $5.9 million, for the three and nine months ended June 30, 2021, respectively, compared to the same periods for 2020. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $2.1 million and $0.5 million, for the three and nine months ended June 30, 2021, respectively, compared to the same periods for 2020. The increase in administrative costs was primarily attributable to public company costs following completion of the Merger. Share-based/unit-based compensation expense increased by $0.5 million and $5.4 million for the three and nine months ended June 30, 2021, respectively, compared to the same periods for 2020. The increase is primarily attributable to restricted shares awarded to certain executives and employees following completion of the Merger.
Transaction Costs
Transaction costs were $0.3 million and $3.5 million for the three and nine months ended June 30, 2021, respectively. The transaction costs are predominately related to various costs incurred for the Merger. See Note 4 - Acquisitions and Divestitures to the Company's unaudited condensed consolidated financial statements included herein for further discussion of the Merger.

Income Tax Provision
REP LLC became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions and Divestitures. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of REP LLC in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the Merger into a corporation on February 26, 2021, the Company established a $13.6 million provision for deferred income taxes, of which $1.0 million and $0.2 million is currently a tax benefit for the three and nine months ended June 30, 2021. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 12 - Income Taxes to the Company's unaudited condensed consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Current benefit	$(1,009)	$—	$(232)	$—
Deferred expense	4,254	(319)	17,185	(319)
Total expense	$3,245	$(319)	$16,953	$(319)
Effective income tax rate	(18.8)%	—%	(38.0)%	—%
Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component of other income (expenses). We have multiple crude oil and natural gas derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. The following table disaggregates the Company's gain (loss) on derivatives presented in the condensed consolidated statement of operations for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Realized gain (loss) on derivatives	$(7,712)	$14,669	$(5,133)	$20,161
Unrealized gain (loss) on derivatives	(27,684)	(28,874)	(69,075)	16,838
Gain (loss) on derivatives	$(35,396)	$(14,205)	$(74,208)	$36,999

Liquidity and Capital Resources
The Company’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. We expect that our liquidity and capital resource needs will be met by our sources of liquidity, which as of June 30, 2021, included cash on hand, operating cash flow, and borrowings under our revolving credit facility, and, subsequent to June 30, 2021, included the issuance of equity. For more information on our revolving credit agreement please see Note 9 – Revolving Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1. Financial Statements.
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and our ability to obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. For more information on conditions impacting our liquidity and capital resources, see “Recent Developments.” For further discussion of risks related to our liquidity and capital resources, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 17, 2021.

On July 2, 2021 the Company completed the offering of 1,666,667 shares of common stock at a price to the public of $30.00 per common share. The Company received net proceeds of $46.7 million from the sale of the common stock, after deducting underwriting discounts and commissions, and offering expenses paid by the Company. The Company intends to use a significant portion of the net proceeds from this offering to fund drilling and infrastructure for the Company’s EOR Project. In addition, the Company intends to use the remaining net proceeds from this offering for working capital purposes and other general corporate purposes, which may include financing of capital expenditures, financing acquisitions or investments, repayment or refinancing of outstanding debt, financing other business opportunities, and working capital purposes. Subsequent to June 30, 2021, the Company utilized $35.5 million to pay down the Revolving Credit Facility to $62 million. The Company intends to draw on the Revolving Credit Facility in order to fund the initial phases of the EOR Project.

Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of June 30, 2021, we had a working capital deficit of $43.3 million. This deficit is primarily attributable to $36.3 million in current derivative liabilities and $17.1 million of accrued liabilities. We utilize our Revolving Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following table summarizes the Company’s cash flows from continuing operations:

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$58,841	$49,509
Net cash used in investing activities	(39,366)	(46,202)
Net cash used in financing activities	(18,151)	(6,115)
Net Increase (Decrease) in Cash and Cash Equivalents	$1,324	$(2,808)

Operating Activities

The Company’s net cash provided by operating activities increased by $9.3 million or 19% to $58.8 million for the nine months ended June 30, 2021 from $49.5 million for the same periods in 2020. The increase was primarily driven by an increase in revenues of $41.1 million and an increase of $1.5 million in changes in working capital, partially offset by a $25.3 million decrease in net cash received for settlements of commodity derivative contracts and an increase in cash operating expenses of $8.0 million.
Investing Activities
The Company's cash flows used in investing activities decreased by $6.8 million or 15% to $39.4 million for the nine months ended June 30, 2021 from $46.2 million for the same period in 2020. The decrease was primarily due to lower capital spending related to the acquisition of oil and natural gas properties by $4.6 million and lower additions to oil and natural gas properties by $2.3 million.
Financing Activities
Net cash flow used in financing activities was $18.2 million during the nine months ending June 30, 2021, or an increase of $12.0 million, as compared to the same period in 2020. The largest use of cash, at $12.8 million, was the payment of dividends on common stock and units. The second largest use of cash flow was the net repayment of $3.5 million on the credit facility, as compared to net proceeds of $7.0 million in the same period in 2020. The Company also paid $1.5 million of dividends on the preferred units, which were paid in conjunction with the conversion of such units to common stock as part of the Merger compared to $0 in the same period in 2020 – see Note 11 – Preferred Units to the Company's unaudited condensed consolidated financial statements included herein for further discussion of the preferred units.

Revolving Credit Facility
The Company's borrowing base was $135 million with outstanding borrowings of $97.5 million at June 30, 2021. Additionally, the Company has an available borrowing capacity of $37.5 million as of June 30, 2021. See further discussion in Note 9 — Revolving Credit Facility to the Company's unaudited condensed consolidated financial statements included herein.
Distributions
On October 7, 2020, the Board of Managers of REP LLC declared a $3.8 million cash dividend, paid on November 6, 2020. The cash dividend was declared for all issued and outstanding common units, including vested and unvested under the 2018 LTIP of REP LLC.
On February 4, 2021, the Board of Managers of REP LLC declared a $3.8 million cash dividend, paid on February 5, 2021. The cash dividend was declared for all issued and outstanding common units, including vested and unvested under the 2018 LTIP of REP LLC.
On March 4, 2021, the Board of Directors declared a quarterly cash dividend of $0.28 per common share on all of the Company's issued and outstanding common shares to stockholders of record at the close of business on April 16, 2021. The dividend was paid on May 7, 2021 for a total of $5.0 million.
Subsequent to June 30, 2021, the Board of Directors declared on July 9, 2021 a quarterly cash dividend of $0.28 per common share on all of the Company’s issued and outstanding common shares to stockholders of record at the close of business on July 23, 2021. The dividend was paid August 6, 2021 for a total of $5.5 million.

Critical Accounting Estimates

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
Changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and assumptions used in preparation of the Company’s unaudited condensed consolidated financial statements and it is at least reasonably possible these estimates could be revised in the near term and these revisions could be material.
The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and natural gas reserves; (2) cash flow estimates used in impairment testing of oil and natural gas properties; (3) depreciation, depletion, amortization and accretion, or DD&A; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accounts receivable; (7) valuation of commodity derivative instruments; (8) accrued liabilities; and (9) income tax provisions. Actual results may differ from these estimates and assumptions used in preparation of the Company’s unaudited condensed consolidated financial statements included herein.

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
The Company’s minimum hedging requirement was 50% of PDP volume over the next 24 month period as of June 30, 2021. At June 30, 2021 and September 30, 2020, we had a net liability derivative position of $47.2 million and a net asset derivative position $21.9 million, respectively, related to our price swaps and collars, to reduce price volatility associated with certain of our oil and natural gas sales. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. With respect to these fixed price swap contracts, the counterparty is required to make payment to the Company if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing and with natural gas derivative settlements based on NYMEX Henry Hub pricing.
Due to this volatility, we have historically used, and we expect to continue to use, commodity derivative instruments, such as swaps and collars, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments reduce, but do not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. See Note 9 - Revolving Credit Facility to the Company's unaudited condensed consolidated financial statements included herein for more information regarding the Company's revolving credit facility.
Counterparty and Customer Credit Risk
Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. Certain counterparties are financial institutions that participate as lenders in our revolving credit facility. The counterparties to our derivative contracts currently in place have investment grade ratings.
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
Interest Rate Risk
As of June 30, 2021, we had $97.5 million of outstanding borrowings and an additional $37.5 million available under our revolving credit facility. We have entered into floating-to-fixed interest rate swaps to manage interest rate exposure related to our revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting.
As of March 31, 2021, we identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we had not yet designed an effective financial reporting process and did not complete thorough reviews of financial reports in a timely manner to allow for an appropriate level of analysis that would have identified these errors. These errors principally related to (i) accounting for share-based compensation and our failure to record compensation expense for certain vested share-based compensation grants in the correct reporting period, (ii) accounting for dividend distributions and our failure to record a declared dividend in the reporting period in which the dividend was declared, (iii) accounting for derivative settlements, and (iv) controls over preparation and review of the Company’s statement of cash flows were not effective. As of June 30, 2021, we have not fully re-designed, implemented and tested internal controls to remediate the material weaknesses.
Each of the material weaknesses could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.
Our management is in the process of remediating deficiencies to address the material weaknesses identified in the second quarter. The material weaknesses identified above will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively. Consequently, if these or another material weakness or significant deficiencies occur in the future, it could affect the financial results that we report which could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.
Changes in internal control over financial reporting
The internal controls over financial reporting after the Merger are now the controls which REP LLC had in place prior to the Merger. There have been no other changes in our internal control over financial reporting that occurred for the quarter ending June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, the Company is in the process of developing a remediation plan to address the material weaknesses described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2021, and through the filing date of this quarterly report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

See Note 15 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included herein for a further discussion of legal proceedings for disclosure of or updates to material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. Other than any risks described in this quarterly report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the period ended March 31, 2021. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

PART II. OTHER INFORMATION
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

10.1
Underwriting Agreement dated June 30, 2021 between Riley Exploration Permian, Inc. and Truist Securities, Inc., as representative of the several underwriters listed in Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 2, 2021).

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

PART II. OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: August 13, 2021	By: /s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

By: /s/ Michael J. Rugen
Michael J. Rugen
Chief Financial Officer