Form 10-K
period 2021-09-30
Riley Exploration Permian, Inc.
filed 2021-12-14
CIK 1001614

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-15555
Riley Exploration Permian, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0267438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 E. Reno Avenue, Suite 500 Oklahoma City, Oklahoma	73104
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (405) 415-8699
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	REPX	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Aggregate market value of the voting common equity held by non-affiliates of registrant as of March 31, 2021 was approximately $38.3 million.
The total number of shares of common stock, par value $0.001 per share, outstanding as of December 7, 2021 was 19,470,106.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

DEFINITIONS
The following are other abbreviations and definitions of certain terms used within this Annual Report on Form 10-K:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.
Bbl/d	Barrels per day.
Bcf	One billion cubic feet of gas.
Bcf/d	Billion cubic feet per day.
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil.

Boe/d	Stock tank barrel equivalent of oil per day.
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
MBbl	One thousand barrels of oil or other liquid hydrocarbons.
MBbl/d	Thousand barrels per day.
MBoe	One thousand BOE.
Mcf	One thousand cubic feet of gas.
Mcf/d	One thousand cubic feet of gas per day.
MMBtu	One million British thermal units.
Abbreviations.
ARO	Asset Retirement Obligation.
ASU	Accounting Standards Update.
BLM	Bureau of Land Management.
CO2	Carbon Dioxide.
CWA	Clean Water Act.
EOR	Enhanced Oil Recovery.
EPA	Environmental Protection Agency.
ESG	Environmental, social, and governance.
FERC	Federal Energy Regulatory Commission.
GHG	Greenhouse Gas.
IRS	Internal Revenue Service.
LIBOR	London Interbank Offered Rate.
NGA	Natural Gas Act of 1938.
NGL	Natural gas liquids.
NGPA	Natural Gas Policy Act of 1978.
NSAI	Netherland, Sewell & Associates, Inc.
NYMEX	New York Mercantile Exchange.
NYSE	New York Stock Exchange.
Oil	Crude oil and condensate.
SEC	Securities and Exchange Commission.
SWD	Salt Water Disposal Well.
RRC	Railroad Commission of Texas.
U.S. GAAP	Accounting principles generally accepted in the United States of America.
WTI	West Texas Intermediate.

Terms and Definitions.
Developed oil and natural gas reserves	Developed oil and natural gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development project	A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Economically producible	The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and natural gas producing activities. The terminal point is generally regarded as the outlet valve on the lease or field storage tank.
Estimated ultimate recovery (EUR)	Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Exploratory well	A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.
Farmout	An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play	A geographic area with hydrocarbon potential.
Polymer	A polymer gel treatment of a well that produces from a water-drive reservoir is intended to reduce excessive water production and increase oil or natural gas production. Candidate wells are typically produced from naturally fractured carbonate reservoirs such as dolomites and limestone in mature fields. Successful treatments are also run in certain types of sandstone reservoirs. Other practical applications of polymer gels include the treatment of waterflood injection wells to correct channeling or change the injection profile, to improve the ability of the injected fluids to sweep the producing wells in the field, making the waterflood more efficient and allowing the operator to recover more oil in a shorter period of time.
Proved oil and natural gas reserves	Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.
Proved reserve additions	The sum of additions to proved reserves from extensions, discoveries, improved recovery, acquisitions, and revisions of previous estimates.
Proved undeveloped reserves	Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

PV-10	The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of the applicable company on a comparable basis to other companies and from period to period.
Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reserve additions	Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery, and other additions and purchases of reserves in-place.
Reserve life	A measure of the productive life of an oil or natural gas property or a group of properties, expressed in years.
Royalty interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Standardized measure	The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and natural gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves and deducting the estimated future costs to be incurred in developing, producing, and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and natural gas reserves.
Waterflood	A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells.
Working interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas from the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to: fluctuations in the price we receive for our oil, natural gas, and NGL production, including local market price differentials; the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental and societal actions taken in response to the COVID-19 pandemic, and stay-at-home orders or illness that may cause interruptions to our operations; cost and availability of gathering, pipeline, refining, transportation, water, CO2, and other midstream and downstream activities and our ability to sell oil, natural gas, and NGLs, which may be negatively impacted by the COVID-19 pandemic; severe weather and other risks and lead to a lack of any available markets; our ability to successfully complete mergers, acquisitions and divestitures; failure of our enhanced oil recovery project to perform as expected or produce the anticipated benefits; risks relating to our operations, including development drilling and testing results and performance of acquired properties and newly drilled wells; any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction; the impact of our derivative instruments and hedging activities; continuing compliance with the financial covenants contained in our credit agreement; the loss of certain federal income tax deductions or other changes to the Internal Revenue Code; risks associated with executing our business strategy, including any changes in our strategy; inability to prove up undeveloped acreage and maintaining production on leases; risks associated with concentration of operations in one major geographic area; deviations from our forecasts and budgets, including our capital expenditure budget; the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to, adhere to and maintain oil price and production controls; legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions, and disposal of produced water, which may be negatively impacted by the recent change in Presidential administration or legislatures; the ability to receive drilling and other permits or approvals and rights-of-way in a timely manner (or at all), which may be negatively impacted by the impact of COVID-19 restrictions on regulatory employees who process and approve permits, other approvals and rights-of-way and which may be restricted by new Presidential and Secretarial orders and regulation and legislation; risks related to litigation; and cybersecurity threats, technology system failures and data security issues.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report or, if earlier, as of the date they were made.

SUMMARY RISK FACTORS

Risks Related to Our Business, Operations, and Strategy
•An extended decline in commodity prices may adversely affect our business, financial condition, results of operations, ability to meet our capital expenditure obligations and financial commitments, and the value of our reserves.
•We may be unable to obtain required capital or financing on satisfactory terms in order to fund our exploration and development projects, which could lead to a decline in our reserves.
•Our exploration and development efforts may not be profitable or achieve our targeted returns.
•Properties we acquire may not produce as projected, and may subject us to liabilities.
•Uncertainties could materially alter the occurrence or timing of drilling of our identified drilling locations.
•Reserve estimates depend on many assumptions that may turn out to be inaccurate.
•Using the latest available horizontal drilling and completion techniques involves risk and uncertainty.
•The Company's EOR project may not perform as expected or produce the anticipated benefits.

•We are vulnerable to risks associated with operating in one major geographic area.
•We may not be able to access on commercially reasonable terms or otherwise truck transportation, pipelines, gas gathering, transmission, storage and processing facilities to market our oil and natural gas production.
•An increase in the differential between NYMEX and the reference or regional index price used to price our oil and natural gas would reduce our cash flows from operations.
•Our estimated proved undeveloped reserves may not be ultimately developed or produced if their development is costlier or more time consuming than expected.
•Unless we replace our reserves with new reserves and develop those reserves, our reserves and production will decline.
•Our undeveloped acreage must be drilled before lease expirations to hold the acreage by production, which could result in a substantial lease renewal cost or loss of our lease and prospective drilling opportunities.
•Funding through capital market transactions may be difficult and expensive due to our small public float, low market capitalization, and limited operating history.
•Covenants in our credit facility may restrict our business and financing activities and our ability to declare dividends.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•Our derivative activities could result in financial losses or could reduce our earnings.

Risks Related to the Oil and Natural Gas Industry
•Drilling for and producing oil and natural gas are high risk activities.
•Conservation measures, alternative sources of energy and technological advances could reduce demand for oil, natural gas and NGLs.
•Shortages or cost increases related to equipment, supplies or qualified personnel could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
•Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Risks Related to COVID-19, Acts of God, and Cyber Security
•Our business and operations may be adversely affected by the recent COVID-19 pandemic or other similar outbreaks.
•Power outages or limits and increased energy costs could have a material adverse effect on us.
•Extreme weather conditions could adversely affect our business and operations.
•Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

Risks Related to Legal, Regulatory, and Tax Matters
•Regulations related to environmental and occupational health and safety issues could adversely affect the cost, manner or feasibility of conducting our operations.
•We are responsible for the decommissioning, plugging, abandonment, and reclamation costs for our facilities.
•Increased regulation of our oil and natural gas assets could cause our revenues to decline and operating expenses to increase.
•Regulatory initiatives relating to hydraulic fracturing, regulation of greenhouse gases, weatherization, or protection of certain species of wildlife could result in increased costs and/or decreased production.
•New or increased taxes or fees on oil and natural gas extraction or production or changes in our effective tax rate, could adversely impact us.

Risks Related to Our Common Stock
•The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
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
•We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, which could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

For further information regarding these and other factors, risks and uncertainties affecting us, refer to Part I, Item 1A. Risk Factors of this Annual Report.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires, we refer to Riley Exploration Permian, Inc., together with its subsidiaries, as "we," "us," "our," "Riley Permian," "REPX," or the "Company." This Annual Report includes certain terms commonly used in the oil and natural gas industry, which are defined above under "Definitions."

On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated a merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP, LLC”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and REP, LLC. Pursuant to the terms of the Merger Agreement, a business combination between Tengasco and REP, LLC was effected through the merger of Merger Sub with and into REP, LLC, with REP, LLC as the surviving company and as a wholly-owned subsidiary of the Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Tengasco changed its name to Riley Exploration Permian, Inc. Our organizational structure includes wholly-owned consolidated subsidiaries through which our operations are conducted, including without limitation, REP, LLC and Riley Permian Operating Company, LLC.

The Merger was accounted for as a reverse merger and, as such, REP LLC is considered the Company’s accounting predecessor and its historical operations are deemed to be those of the Company.

The audited consolidated financial statements of Tengasco and its consolidated subsidiaries prior to the close of the Merger are included in a stand-alone Annual Report on Form 10-K filed with the SEC on March 20, 2021.

The audited consolidated financial statements of REP LLC prior to the closing of the Merger are included in the Amendment No. 1 to the Form 8-K filed with the SEC on April 22, 2021.

The audited financial statements of the Company following the closing of the Merger are included in this Annual Report on Form 10-K.

PART I
Items 1 and 2. Business and Properties

Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1 and Item 2 refer to Riley Exploration Permian, Inc. and its consolidated subsidiaries following the consummation of the Merger.

Overview

Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGLs in Texas and New Mexico. Our activities primarily target the horizontal development of the San Andres formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. The majority of our acreage is located on large, contiguous blocks in Yoakum County, Texas. We were formed as a Delaware limited liability company, REP LLC, in 2016, and in 2021 consummated the Merger with Tengasco, as a result of which Riley Permian, a Delaware corporation, is now the parent company of REP LLC.

Major Developments in Fiscal Year 2021

Merger with Tengasco. On February 26, 2021, REP LLC, consummated a merger with Tengasco, with REP LLC as the surviving company in accordance with the terms of the Merger Agreement.

EOR Project. The Company began initial planning, permitting and drilling operations during 2021 on its enhanced oil recovery (“EOR”) project, which seeks to lower decline rates and ultimately increase recovery of crude oil by injecting a combination of water and CO2 through vertical wells, applied to horizontal producing wells in Yoakum County, Texas (“EOR Project”). These wells are directly adjacent to several of the largest EOR projects in the U.S., which have employed EOR techniques for many decades. See "— Development Opportunities" below for additional information.

Common Stock Offering. In July 2021, the Company issued 1.67 million shares of its common stock for total proceeds net of underwriter fees and other offering costs of approximately $46.7 million.

COVID-19 Outbreak and Market Impacts. During 2020, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, resulted in a severe drop in general economic activity and a resulting decrease in energy demand. While there has been some return of activity levels during 2021, there continue to be areas of depressed activity levels and other negative impacts to economic conditions as a result of the ongoing pandemic.

As oil and natural gas operations are considered essential in the State of Texas and New Mexico, the Company has not had any significant disruptions in operations.

This outbreak and the related responses of governmental authorities and others to limit the spread of the virus significantly reduced global economic activity, resulting in a significant decline in the demand for oil and other commodities. These factors caused a swift and material deterioration in prices for commodities and derivative instruments for a majority of 2020, which significantly impacted our revenues for fiscal year 2020 and, to a lesser degree, 2021. However, near the end of 2020 and during 2021, oil prices and related derivative instrument prices have increased but are expected to continue to be volatile as these events evolve. The Company cannot estimate the full length or gravity of the future impacts at this time and if there is another significant decline in oil price, it could have a material adverse effect on the Company’s results of operations, financial position, liquidity and the value of oil and natural gas reserves.

Winter Storm URI. In February 2021, Winter Storm Uri was a major coast-to-coast winter storm ranging from the Northwest into the South, Midwest and interior Northeast which significantly increased demand for natural gas. The state of Texas experienced historic snow levels and low temperatures for certain cities. These conditions resulted in challenges to the producing wells in Texas by causing freeze-offs (temporary interruptions in production caused by cold weather). The freeze-offs coupled with increased national demand caused significant increases in natural gas spot prices. As a result of Winter Storm Uri, the Company experienced production outages which resulted in an estimated reduction of 18 net MBoe (or an average of 3.7 MBoe/d per day) over a 5-day period in February 2021.

Our Business Strategy

Our strategy is to create and deliver long-term shareholder value through the following:

•Steadily grow cash flow from operations through development of our existing assets and continuous improvement of our operating capabilities. We intend to grow our production and reserves through development of our multi-year drilling inventory, which we believe offers economically attractive investment opportunities in the current environment. We believe such growth and corresponding, increasing scale can lead to operating cost efficiencies and may further expand margins. Our management, operating and technical teams strive to continually improve our operating capabilities and cost structure, with an objective of reducing per unit costs and enhancing returns. We will seek to grow within the limits of conservative capital allocation, often reinvesting less than our operating cash flows.
•Identify attractive new opportunities for capital investment. Our business produces one of the most highly demanded and valuable commodities in the world, which society uses across many fundamental aspects of everyday life. We believe investing in oil and natural gas assets continues to represent an attractive opportunity. Concurrently, we acknowledge a growing discussion for decarbonizing economies and the associated potential impacts on our business. We believe opportunities may arise in the oil and gas business as capital allocation priorities shift at some larger oil and gas companies, or restrict at other oil and gas companies, potentially providing for value-creating opportunities for Riley Permian. We believe our business could benefit from increased scale, and we will seek out attractive merger and acquisition opportunities. Further, we believe it is prudent to monitor the transitioning energy landscape and identify arising investment opportunities in which the Company may have competitive strengths and opportunities. One example of such potential opportunity includes the Company’s investigative efforts into carbon capture, utilization and sequestration ("CCUS") new projects, for which we believe we may be well-positioned based on characteristics of our assets.
•Distribute excess returns to stockholders in the form of dividends. We believe we can often grow production and cash flow in excess of required capital and operating costs. We believe that distributing a meaningful portion of our cash generated by operating activities provides stockholders the combination of a current return and increased certainty for a portion of long-term value. Because the oil and gas business is capital intensive, and because we recognize many benefits of growth, management will strive to seek an appropriate of balance of reinvesting for growth versus returning capital back to stockholders.

Our Competitive Strengths

We believe that the following strengths will allow us to successfully execute our business strategies:

•Proven and incentivized management team with substantial expertise and long-term perspective. Our executive team has a proven track record of operating and managing oil and gas companies across industry cycles. We have successfully managed development programs across various basins, including significant experience in the Northwest Shelf region of the Permian Basin, among other basins. Our Chief Executive Officer, Bobby Riley, was one of the original designers of systems for down-hole data acquisition in gravel pack and frack pack operations and has more than 40 years of experience in the independent oil and natural gas sector. We believe the executive management team has a vested and aligned interest in creating value for stockholders, with significant equity ownership in the Company. Management prioritizes corporate sustainability, including positioning the Company for success in both the near-term and long-term with initiatives focused on existing business and the transitioning energy landscape.
•Premier, low-decline asset in one of North America’s leading oil resource plays. Our acreage is primarily characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that we believe provides attractive growth and return opportunities. We believe that investments in our core assets are capable of producing returns that are competitive with many of the top-performing oil and gas basins in the U.S. We believe this positions our business to perform well across a range of commodity price environments. Further, the conventional nature of the San Andres, the producing reservoir of our core assets, allows for a lower base decline rate as compared to most unconventional or shale basins in the U.S. A lower base decline rate leads to less new production needed in order to maintain or grow production.
•High degree of operational control. We control, and intend to maintain control, of a substantial majority of our producing properties and drilling inventory. We believe this practice best leverages the experience of our management and technical teams and can lead to improvements in our operating cost structure, selection of drilling and completion techniques, greater flexibility to react to market changes and overall enhanced long-term returns. We also made the strategic decision to own and operate the salt water disposal systems and electricity distribution infrastructure necessary to support operations. This has allowed us to significantly reduce our operating costs and keep pace with our expected development program.
•Financial flexibility. We strive to maintain financial flexibility that will allow us to execute our business strategies on existing and potentially new businesses. We expect to continue our oil and gas development activities by funding the majority of capital expenditures with operating cash flow. From time to time we may seek outside sources of capital for new ventures, such as the equity capital raise completed in July 2021. As of September 30, 2021, the borrowing base of our revolving credit facility was set at $135 million and we had $75 million available for borrowing. The borrowing base was subsequently increased to $175 million on October 12, 2021. We also have an active commodity hedging program that seeks to reduce our exposure to downside commodity price fluctuations as part of our maintenance of a conservative financial management program.

Our Properties

As of September 30, 2021, we had approximately 31,352 net acres and a total of 77 net producing wells. We operated 91% of our net production for the year ended September 30, 2021 and have an average working interest of 94% in our operated wells. Our average net daily production during fiscal year ended September 30, 2021 was approximately 8,640 Boe/d.

Our acreage is primarily located on large contiguous blocks in Yoakum County, Texas with additional acreage located in Lea and Roosevelt Counties, New Mexico. Riley Permian’s acreage in Yoakum County offsets legacy Permian Basin San Andres fields, to include the Wasson and Brahaney Fields, which have produced more than 2.1 billion barrels of oil equivalent and 108.0 million barrels of oil equivalent, respectively, from the San Andres Formation since development in the area began in the 1930’s and 1940’s. Based on the close proximity to these productive fields, combined with the horizontal San Andres wells we have drilled to date and the wells drilled by offset operators, we believe we have significantly delineated our acreage.

The Permian Basin is an oil-and-gas producing area located in West Texas and the adjoining area of southeastern New Mexico covering an area approximately 250 miles wide and 300 miles long, and encompasses several sub-basins, including the Delaware Basin, Midland Basin, Central Basin Platform and Northwest Shelf. The San Andres Formation is a shelf margin deposit composed of dolomitized carbonates.

Oil and Natural Gas Reserves

Summary of Oil, Natural Gas and NGL Reserves

The following table summarizes the Company's estimated proved reserves for the years ended September 30, 2021, 2020, and 2019 based on the reserve reports prepared by NSAI in accordance with rules and regulations of the SEC.

	As of September 30,
	2021	2020	2019
Proved Developed Producing Reserves:
Oil (MBbls)	25,820	19,149	18,720
Natural Gas (MMcf)	45,712	31,137	22,730
Natural Gas Liquids (MBbls)	7,530	5,847	5,947
Proved Developed Producing Reserves (MBoe)	40,968	30,186	28,455
Proved Developed Producing Reserves as a % of Total Proved Reserves	57%	53%	52%
Proved Developed Non-Producing Reserves:
Oil (MBbls)	350	—	478
Natural Gas (MMcf)	461	—	366
Natural Gas Liquids (MBbls)	120	—	98
Proved Developed Non-Producing Reserves (MBoe)	548	—	637
Proved Developed Non-Producing Reserves as a % of Total Proved Reserves	1%	—%	1%
Proved Undeveloped Reserves:
Oil (MBbls)	20,093	18,009	17,961
Natural Gas (MMcf)	29,846	22,546	17,895
Natural Gas Liquids (MBbls)	5,579	4,834	4,767
Proved Undeveloped Reserves (MBoe)	30,647	26,601	25,711
Proved Undeveloped Reserves as a % of Total Proved Reserves	42%	47%	47%
Total Proved Reserves:
Oil (MBbls)	46,263	37,158	37,159
Natural Gas (MMcf)	76,019	53,683	40,991
Natural Gas Liquids (MBbls)	13,229	10,681	10,812
Total Proved Reserves (MBoe)	72,163	56,787	54,803

Estimates of reserves were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended September 30, 2021, 2020, and 2019 in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties, all of which are located within the continental United States. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 17 - Supplemental Information on Oil and Natural Gas Operations to the Company's consolidated financial statements included herein for further discussion of our reserve estimates and pricing.

Proved Undeveloped Reserves (PUDs)

The following table summarizes changes in the Company's estimated PUDs for the year ended September 30, 2021 (in MBoe):

Proved undeveloped reserves at September 30, 2020	26,601
Conversions	(3,272)
Extensions and discoveries	7,195
Revisions	123
Proved undeveloped reserves at September 30, 2021	30,647

During the year ended September 30, 2021, we incurred costs of approximately $12.8 million to convert 3,272 MBoe of proved undeveloped reserves to proved developed reserves.

During the year ended September 30, 2021, extensions and discoveries comprised 7,195 MBoe. The increase was primarily the result of drilling activity during the year, which allowed for offset PUDs.

PUDs will be converted from undeveloped to developed with successful development and as the applicable wells begin production. As of September 30, 2021, all of the Company's proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. Estimated costs relating to the future development of the Company's proved undeveloped reserves at September 30, 2021 are approximately $207.1 million, which we expect to finance through cash flow from operations, borrowings under our revolving credit facility and other sources of capital.

Evaluation and Review of Reserves

Our historical reserve estimates as of September 30, 2021 were prepared based on a report by NSAI, our independent petroleum engineers, which we refer to as the NSAI Report. The technical person primarily responsible for overseeing the preparation of the estimates is our Senior Reservoir Engineer. Our Senior Reservoir Engineer has been with the Company since 2016 and serves as the head of the reservoir engineering department. He holds a bachelor's degree in Petroleum Engineering from the University of Oklahoma and a Master of Business Administration with an emphasis in Energy from the University of Oklahoma. He is a member of the Society of Petroleum Engineers with 15 years of experience in the oil and natural gas industry. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI Report is Mr. Michael B. Begland, a Licensed Professional Engineer in the State of Texas (No. 104898), has been a practicing petroleum engineering consultant at NSAI since 1993 and has over 8 years of prior industry experience. He graduated from Ohio State University in 1983 with a Bachelor of Science Degree in Chemical Engineering. The technical principal meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in any of the Company's properties, nor is it employed by us on a contingent basis.

Internal Controls

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate the Company's reserves. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the NSAI Report to discuss the assumptions and methods used in the proved reserve estimation process. The qualifications of the technical person(s) primarily responsible for overseeing the preparation of the estimates of our reserves are set forth in “— Evaluation and Review of Reserves” above. We provided historical information to the independent reserve engineers for the Company's properties, such as ownership interest, oil and natural gas production, well test data, commodity prices, and operating and development costs.

The preparation of the Company's reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:
•review and verification of historical production data, which data is based on actual production as reported by the Company;

•communicating, collaborating, and analyzing with technical personnel in the Company's Operating and Business departments;
•preparation of reserve estimates by the Company's Senior Reservoir Engineer or under his direct supervision;
•comparing and reconciling the internally generated reserves estimates to those prepared by third parties;
•direct reporting responsibilities by our Senior Reservoir Engineer to the Executive Vice President - Land;
•confirming completeness of reserve estimates for all properties owned and verification of the use of the proper working and net revenue interests; and
•no employee's compensation is tied to the amount of reserves booked.

Estimation of Proved Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of September 30, 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

To estimate economically recoverable proved reserves and related future net cash flows, NSAI considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves have been demonstrated to yield results with consistency and repeatability, and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, historical well cost and operating expense data.

Drilling, Acreage, and Development Activities

Drilling Results

The following table sets forth information with respect to the number of total gross and net oil wells drilled by us during the periods indicated. We do not have any natural gas wells, therefore the information set forth in the table below only pertains to oil wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return. The following table presents our development and exploratory drilling results for each of the three years ended September 30:

	Year Ended September 30,
	2021		2020		2019
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Development Wells:
Productive	18	13	11	3	20	13
Dry(2)	—	—	—	—	—	—
Exploratory Wells:
Productive	2	1	—	—	—	—
Dry(2)	—	—	—	—	—	—
Total Wells:
Productive	20	14	11	3	20	13
Dry(2)	—	—	—	—	—	—
_____________________
(1)Net wells are gross wells multiplied by our fractional working interest.
(2)Does not include a wellbore temporarily abandoned due to mechanical failure.

We operated 91% of our horizontal production for the year ended September 30, 2021. As operator, we design and manage the development of our wells and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Acreage Statistics

The following table sets forth our gross and net acres of developed and undeveloped leasehold as of September 30, 2021:

Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage
Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
34,019	22,747	15,342	8,605	49,361	31,352
_____________________
(1)Developed acreage is acres spaced or assigned to productive wells.
(2)Undeveloped acreage are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.
(3)The number of gross acres is the total number of acres in which a working interest is owned.
(4)A net acre is deemed to exist when the sum of the fractional ownership working interest in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole and fractions thereof.

Approximately 73% of our total net acreage is held by production and 16% is held by obligations. For acreage that is not held by production, unless production is established within the spacing units covering the remaining acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, the leases will expire in accordance with their respective terms. Substantially all of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 120 to 180 days after the completion of the last well drilled on such lease, without the requirement of a lease extension payment. Thereafter, the lease is held with additional development every 120 to 240 days, and generally 180 days, until the entire lease is held by production. None of the Company's horizontal drilling locations associated with proved undeveloped reserves are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule or primary term.

The following table sets forth the net undeveloped acreage, as of September 30, 2021 that will expire over the next three years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

Net Undeveloped Acreage
2022	2023	2024
6,815	993	797

Based on our current development plans, we expect to maintain substantially all of the core acreage that would otherwise expire during 2022 either through drilling and establishing production, making lease extension payments, or lease renewal efforts. We intend to extend or renew any core lease we plan to develop or are still assessing for development that is set to expire in 2022 and expect to incur $0.3 million to extend or renew those leases, without taking into account the drilling of wells and holding leases by production. Given our currently planned drilling activities, we do not expect the amount of any such lease extension payments to be material. Additionally, our Champions Assets acreage is 100% fee leasehold and New Mexico acreage approximately 74% fee and state leasehold with the remaining 26% of New Mexico consisting of Bureau of Land Management leasehold.

Development Opportunities

The Company has a long history in the Permian Basin. In evaluating and determining drilling locations, we also consider the availability of local infrastructure, drilling support assets, property restrictions and state and local regulations. The drilling locations that we actually drill will depend on the availability of capital, regulatory approvals, commodity prices, costs, actual drilling results and other factors, and may differ from the locations currently identified.

The Company began initial planning, permitting and drilling operations during 2021 on its EOR Project, which seeks to lower decline rates and ultimately increase recovery of crude oil by injecting a combination of water and CO2 through vertical wells, applied to horizontal producing wells in Yoakum County, Texas. With regard to choice of CO2 and procurement, the EOR project will begin using natural CO2 given ease of availability, reliability and price. The Company entered into an agreement in October 2021 for both supply of CO2 product and for the CO2 pipeline connection. We maintain the optionality to potentially switch to using anthropogenic CO2 with this or subsequent project areas as sources become available at attractive economics.

The Company continues to investigate numerous anthropogenic source possibilities in conjunction with CCUS efforts, including ongoing discussions with several counterparties. At the same time, we are monitoring potential changes to federal tax incentives and other regulations currently being discussed at the national and Texas state levels. We continue to believe that a possible CCUS project, with Riley Permian participating as a developer, has the potential to be an attractive opportunity by itself, as well as a synergistic opportunity with our core upstream business.

Oil, Natural Gas and NGL Production, Production Prices and Production Costs

Production and Operating Data

The following table sets forth information regarding the Company's production, realized prices and production costs for the years ended September 30, 2021, 2020 and 2019.

	Year Ended September 30,
	2021	2020	2019
Production Data:
Oil (MBbls)	2,340	2,060	1,975
Natural gas (MMcf)	2,602	1,628	886
Natural gas liquids (MBbls)	380	260	135
Total (MBoe)	3,154	2,592	2,258

Average Prices:
Oil ($ per Bbl)	$58.29	$36.35	$51.45
Natural gas ($ per Mcf)(1)	2.88	(0.78)	(0.32)
Natural gas liquids ($ per Bbl)(1)	12.41	(1.90)	(1.74)
Combined ($ per Boe)	$47.12	$28.22	$44.78

Average Prices, including derivative settlements:
Oil ($ per Bbl)	$51.47	$49.41	$51.71
Natural gas ($ per Mcf)(1)	2.75	(0.78)	(0.32)
Natural gas liquids ($ per Bbl)(1)	12.41	(1.90)	(1.74)
Combined ($ per Boe)	$41.95	$38.61	$45.00

Average Operating Costs per Boe:
Lease operating expenses	$6.97	$7.81	$10.18
Production and ad valorem taxes	$2.74	$1.65	$2.49
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing and transportation fees which can result in negative average prices.

As a result of our drilling and completion activity, we increased our average net production from 7,081 Boe/d in the year ended September 30, 2020 to an average net production of 8,640 Boe/d for the year ended September 30, 2021. During the year ended September 30, 2021, our production was approximately 74% oil, 14% natural gas and 12% NGLs.

The global economy and global supply chains have been disrupted and adversely affected by the COVID-19 pandemic, which has also created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on activities in many communities. As a result, there has been a significant reduction in demand for and volatility in prices of oil, natural gas and NGLs. While we have not incurred any significant disruptions to our day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to date, the extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, which remain uncertain. If the reduced demand for and volatility of prices of oil, natural gas and NGLs continue to persist for prolonged periods, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected.

Additionally, our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. We have implemented workplace restrictions in our offices and work sites for health and safety reasons and continue to monitor national, state and local government directives where we have operations and/or offices. We have not incurred material costs as a result of new protocols and procedures.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results. To the extent the COVID-19 pandemic may continue to adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening the other risks described herein.

Productive Wells

As of September 30, 2021, we produced from 144 gross (77 net) total wells, which includes both operated and non-operated wells.

Producing Wells	Gross Wells	Average Working Interest
Operated	75	94%
Non-Operated	69	12%
Total	144	53%

Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which the Company has an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.

Title to Properties

As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to our properties in connection with acquisition of leasehold acreage. At such time as we determine to conduct drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects prior to commencement of drilling operations. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest generally ranging from 75% to 80%.

Marketing and Customers

We market the majority of the production from properties we operate for both our account and the account of the other working interest owners in these properties.

We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the years ended September 30, 2021 and 2020, one purchaser accounted for 87% and 86%, respectively, of our revenue purchased, with three end customers each accounting for more than 10% of the purchased revenue. During such periods, no other purchaser accounted for 10% or more of our revenues. The loss of this purchaser could materially and adversely affect our revenues in the short-term. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil and natural gas are fungible products with well-established markets.

Transportation

We consider all gathering and delivery infrastructure in conjunction or ahead of development of an area. We strive to install such infrastructure ahead of first production to mitigate flaring and reduce operating costs. Our oil is collected from the wellhead to our tank batteries and then transported by the purchaser by truck or pipeline to a tank farm, another pipeline or a refinery. A portion of our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point. In addition, we move substantially all of our produced water by pipeline connected to company-owned saltwater disposal wells rather than by truck. Given the amount of disposal water volume, the connection to saltwater disposal wells helps us reduce our lease operating expenses.

We are currently a party to a crude oil pipeline transportation agreement with Stakeholder Midstream Crude Oil Pipeline, LLC that commenced in October 2016 and has a 10-year term. We believe we benefit from relatively low take-away costs as compared to transportation by truck, which also has the benefits of reducing truck traffic and related emissions. In September 2017, we entered into a long-term natural gas gathering and processing agreement with Stakeholder Gas Services, LLC, (together with Stakeholder Midstream Crude Oil Pipeline, LLC, "Stakeholder"), with a 10-year term. We began selling natural gas under this agreement in the fourth quarter of 2018.

In July 2021, as part of a planned expansion of Stakeholder’s primary gas processing plant, the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.

Competition

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some competitors employ more technical personnel. These factors can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Seasonality of Business

Weather conditions affect the demand for, and prices of, oil, natural gas and NGLs. Demand for oil, natural gas and NGLs is typically higher in the fourth and first calendar quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Regulation of the Oil and Gas Industry

REPX’s operations are substantially affected by federal, state and local laws and regulations. In particular, natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which REPX owns or operates producing oil and natural gas properties have statutory provisions regulating the development and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the plugging and abandonment of wells. REPX’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area and the unitization or pooling of crude oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. State laws including in Texas govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that REPX can produce from its wells and to limit the number of wells or the locations at which REPX can drill, although REPX can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although REPX believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, REPX is unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, FERC and the courts. REPX cannot predict when or whether any such proposals may become effective. REPX does not believe that it would be affected by any such action materially differently than similarly situated competitors.

Regulation Affecting Production

The production of oil and natural gas is subject to United States federal and state laws and regulations, and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which REPX owns or operates producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. REPX’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. These laws and regulations may limit the amount of oil and gas REPX can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGLs and gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from REPX’s wells, negatively affect the economics of production from these wells or limit the number of locations REPX can drill.

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. REPX’s competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect REPX’s operations.

Regulation of Sales and Transportation of Oil

Sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. REPX cannot predict whether new legislation to regulate oil and NGLs, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on REPX’s operations. Additionally, such sales may be subject to certain state, and potentially federal, reporting requirement.

REPX’s sales of oil are affected by the availability, terms and cost of transportation. Prices received from the sale of crude oil and natural gas liquids may be affected by the cost of transporting those products to market. FERC has jurisdiction under the Interstate Commerce Act (“ICA”), as it existed in 1977, over common carriers engaged in the transportation in interstate commerce by pipeline of crude oil, natural gas liquids and refined petroleum products as part of the continuous movement of the crude oil, natural gas liquids or refined petroleum products in interstate commerce. The ICA requires that pipelines providing jurisdictional movements maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service be “just and reasonable.” In general, interstate oil pipeline rates must be cost-based, although indexed rates, settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances. Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates and regulations regarding access are equally applicable to all comparable shippers, REPX believes that the regulation of oil transportation will not affect REPX’s operations in any way that is of material difference from those of REPX’s competitors who are similarly situated.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA, and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed controls affecting wellhead sales of natural gas effective January 1, 1993. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the NGA, and by regulations and orders promulgated under the NGA by FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful to: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

On December 26, 2007, FERC issued Order 704, a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing. Under Order 704, any market participant that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, including natural gas producers, gatherers and marketers, are required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices to FERC on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC’s policy statement on price reporting.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, FERC’s determinations as to the classification of facilities are done on a case by case basis. To the extent that FERC issues an order that reclassifies certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, and depending on the scope of that decision, REPX’s costs of getting natural gas to point of sale locations may increase. REPX believes that the natural gas pipelines in the gathering systems REPX uses meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of the gathering facilities REPX owns and uses are subject to change based on future determinations by FERC, the courts or Congress. State regulation of natural gas gathering facilities generally includes various occupational safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Natural gas gathering may receive greater regulatory scrutiny at the state level. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities.

The price at which REPX sells natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to REPX’s physical sales of these energy commodities, REPX is required to observe anti-market manipulation laws and related regulations enforced by FERC under the EP Act of 2005 and under the Commodity Exchange Act (“CEA”), and regulations promulgated thereunder by the CFTC. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. Should REPX violate the anti-market manipulation laws and regulations, REPX could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, REPX believes that the regulation of similarly situated intrastate natural gas transportation in any states in which REPX operates and ships natural gas on an intrastate basis will not affect REPX’s operations in any way that is of material difference from those of REPX’s competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that REPX produces, as well as the revenues REPX receives for sales of its natural gas.

Changes in law and to FERC or state policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate and intrastate pipelines, and REPX cannot predict what future action FERC or state regulatory bodies will take. REPX does not believe, however, that any regulatory changes will affect REPX in a way that materially differs from the way they will affect other natural gas producers and marketers with which REPX competes.

Regulation of Environmental and Occupational Safety and Health Matters

REPX’s oil and natural gas development operations are subject to numerous stringent federal, regional, state and local statutes and regulations governing occupational safety and health, the discharge of materials into the environment or otherwise relating to environmental and human health protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may (i) require the acquisition of a permit before drilling or other regulated activity commences; (ii) restrict the types, quantities and concentrations of various substances that can be released into the environment; (iii) govern the sourcing and disposal of water used in the drilling and completion process; (iv) limit or prohibit drilling or other operational activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, threatened or endangered species habitat and other protected areas; (v) require some form of remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; (vi) establish specific safety and health criteria addressing worker protection; (vii) impose substantial liabilities for pollution resulting from operations or failure to comply with regulations, including permitting requirements; (viii) require the installation of costly emission monitoring and/or pollution control equipment; (ix) require the preparation and implementation of oil spill prevention, control, and countermeasure plans and risk management plans; and (x) require the reporting of the types and quantities of various substances that are generated, stored, processed, released, or disposed of in connection with REPX’s properties. In addition, these laws and regulations may restrict the rate of production. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil, and criminal penalties, as well as possible issuance of injunctions limiting or prohibiting REPX's activities.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations, as amended from time to time, to which REPX’s business operations are subject and for which compliance may have a material adverse impact on REPX’s capital expenditures, results of operations or financial position.

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and anyone who disposed or arranged for the transport or disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. REPX generates materials in the course of REPX’s operations that may be regulated as “hazardous substances”. REPX is able to control directly the operation of only those wells with respect to which REPX acts as operator. Notwithstanding REPX’s lack of direct control over wells operated by others, the failure of an operator other than REPX to comply with applicable environmental regulations or the failure of a facility receiving hazardous substances for treatment or disposal to manage the substances properly may, in certain circumstances, be attributed to REPX and result in CERCLA or comparable liability.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree required EPA to propose a rulemaking no later than March 15, 2019 for revision of the Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. EPA ultimately concluded that revision of the Subtitle D criteria regulations regarding oil and gas wastes is not necessary at this time. But, should future rulemakings or legal challenges result in a loss of the RCRA hazardous-waste exclusion for drilling fluids, produced waters and related wastes, REPX’s costs to manage and dispose of generated wastes could increase, which could have a material adverse effect on REPX’s results of operations and financial position. In addition, in the course of REPX’s operations, REPX generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes are listed as hazardous wastes or have hazardous characteristics.

REPX currently owns, leases or operates numerous properties that have been used for oil and natural gas development and production activities for many years. Although REPX believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by REPX, or on, under or from other locations, including off-site locations, where such substances have been taken for recycling, treatment or disposal. In addition, some of REPX’s properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under REPX’s control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, REPX could be required to undertake response or corrective measures, which could include investigation of the nature and extent of contamination, removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). In May 2015, the EPA and the Corps issued a new rule to revise the definition of

“waters of the United States” for all Clean Water Act Programs. The 2015 rule made additional waters expressly “waters of the United States” and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation. Legal challenges to this rule followed and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” On February 1, 2018, the EPA officially delayed implementation of the 2015 rule until early 2020. The EPA and the Corps also issued a supplemental rulemaking in July 2018 requesting additional comment on the proposed repeal of the 2015 rule’s definition of “waters of the United States.” However, as the result of an order by the U.S. District Court for the District of South Carolina on August 16, 2018, and subsequent state filings, the 2015 rule was in effect in 23 states, including in Texas. On February 14, 2019, the EPA and the Corps issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule, known as the Navigable Waters Protection Rule, narrowed the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019. On June 22, 2020, the Navigable Waters Protection Rule became effective. However, on August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the Navigable Waters Protection Rule. In response, EPA and the Corps issued a joint statement indicating that the agencies are halting implementation of the Navigable Waters Protection Rule, and are reverting back to the pre-2015 definition of "waters of the United States." On November 18, 2021, EPA and the Department of the Army released a pre-publication version of their proposed rule to reinstate the pre-2015 definition of "waters of the United States," updated to reflect consideration of Supreme Court Decisions. This proposed rule was published in the Federal Register on December 7, 2021. Due to the administrative procedures required to establish the rule and potential litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years. To the extent any litigation or future amendments to the rule expand the scope of the Clean Water Act’s jurisdiction, REPX could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or in connection with stream crossings and preparation and implementation of oil spill prevention, control, and countermeasure plans. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

Pursuant to CWA laws and regulations, REPX may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water. Spill prevention, control and countermeasure (“SPCC”) requirements imposed under the CWA require operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, to develop, implement, and maintain SPCC plans. REPX has undertaken a review of REPX’s properties to determine the need for new or updated SPCC plans and, where necessary, REPX has developed or upgraded such plans and has implemented the physical and operation controls imposed by these plans.

The primary federal law related specifically to oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which amends and augments the oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses a substantial threat of discharge is one type of “responsible party” who is liable. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect REPX’s operations.

Subsurface Injections

In the course of REPX’s operations, REPX produces water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the UIC program established under the SDWA and analogous state laws. The UIC program requires permits from the EPA or state agency to which the UIC program has been delegated for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect REPX’s ability to dispose of produced water and ultimately increase the cost of REPX’s operations. For example, in response to recent seismic events below ground near disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Texas, have imposed more stringent permitting and operating requirements for produced water disposal wells. In 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by REPX or by commercial disposal well vendors whom REPX may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on REPX’s capital expenditures and operating costs, financial condition, and results of operations.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. EPA followed up its Request for Comments with an Interpretative Statement and additional Request for Comment in April 2019 stating that the agency does not believe indirect discharges from a point source through a hydrological groundwater connection to surface water are regulated under the CWA, although the agency indicated that this guidance may be amended pending the Supreme Court’s decision. In April, 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued a guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. However, on September 16, 2021, EPA rescinded its prior guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs for REPX if permits are required under the CWA for disposal of REPX’s flowback and produced water in disposal wells.

Air Emissions

The Federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require REPX to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Over the next several years, REPX may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit REPX’s ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, beginning in 2012, the EPA adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas and, in 2016, oil wells for which well completion operations are conducted (i.e. use reduced emission completions, also known as “green completions”). These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers, storage vessels, and well-site components (fugitive emissions). In September 2020, EPA scaled back these rules by removing the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescinding methane-specific standards for the production and processing segments of the industry. However, in June 2021, Congress partially overturned the rollback using the Congressional Review Act, leaving the original regulations largely in place. Furthermore, in November 2021, EPA issued a proposed rule which would update, strengthen, and expand the 2016 regulations for methane and volatile organic compound ("VOC") emissions from new, modified, and reconstructed sources, and, significantly, also includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. In May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities located in areas where air permitting is implemented by EPA, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. See also “—Regulation of GHG Emissions.”

Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase REPX’s costs of development, which costs could be significant. States may also impose more stringent air permitting and air quality requirements than federal requirements. For example, in March 2021, the New Mexico Oil Conservation Commission finalized rules to eliminate venting and flaring at new and existing wells, and requiring operators to capture at least 98% of natural gas produced from their wells by 2026. In addition, the New Mexico Environment Department announced new rules in May 2021 that will impact oil and natural gas producers in counties that are at risk of non-attainment of federal ozone standards. The new rule, which is expected to go into effect sometime in 2022, will require at least monthly leak detection, and repairs within 15 days of discovery.

Regulation of GHG Emissions

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the federal CAA that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect REPX’s operations and restrict or delay REPX’s ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of REPX’s operations. Furthermore, in May 2016, the EPA finalized the NSPS Subpart OOOOa standards that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rules impose leak detection and repair requirements intended to address methane and other emissions leaks known as “fugitive emissions” from equipment, such as valves, connectors, open ended lines, pressure-relief devices, compressors, instruments and meters. Although much of the initial rules remain intact and effective, the rules have been subject to legal challenges, reconsideration by EPA, stays, and proposed amendments. For example, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021, EPA issued a proposed rule which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rule also includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Legal challenges to the proposed rule are likely to follow, and thus, the ultimate scope of these regulations remains uncertain. Compliance with these rules requires enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. The BLM also finalized similar rules regarding the control of methane emissions in November 2016 that apply to oil and natural gas exploration and development activities on federal and Indian lands. The rules sought to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. However, due to subsequent BLM revisions and multiple legal challenges, the rules were never fully implemented, and in October 2020, the November 2016 rules were struck down by the District Court of Wyoming as the result of one such challenge. New Mexico and California have since filed an appeal of the Wyoming Court's decision in the Tenth Circuit. These new and proposed rules could result in increased compliance costs on REPX’s operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. REPX regularly uses hydraulic fracturing as part of its operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have asserted jurisdiction over certain aspects of the process. The EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also taken the following actions: issued final regulations under the federal CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; although final rules have not yet been issued, proposed a rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and, in June 2016, published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands, including requirements for chemical disclosure, wellbore integrity, and handling of flowback water. However, following years of litigation, the BLM rescinded the rule in December 2017. BLM’s repeal of the rule was challenged in court, and in April 2020, the Northern District of California issued a ruling in favor of the BLM. This ruling is now being appealed; thus, the future of the rule remains uncertain. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect REPX’s operations.

Certain governmental reviews have recently been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances”, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level. More recently, EPA initiated a study of Oil and Gas Extraction Wastewater Management in 2018 that the agency characterizes as a “holistic look” at how produced water is regulated and managed by EPA, states, and tribes, and has sought input on these issues from other stakeholders such as academics, non-governmental organizations, and industry. A primary focus of the study is to evaluate whether federal regulations allowing for more discharge options would be beneficial, for example, in addressing areas with concerns over scarcity of water and/or injection options. EPA released a draft of the study in May 2019 and sought public input until July 1, 2019. EPA’s final report was issued in May 2020, which found mixed support from stakeholders regarding additional produced water discharge options. EPA is still determining what, if any, next steps are appropriate regarding produced water management in light of the report. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA, CWA or other regulatory mechanisms.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the Railroad Commission of Texas issued a “well integrity rule”, which updates the requirements for drilling, putting pipe down and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The well integrity rule took effect in January 2014. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

Compliance with existing related laws has not had a material adverse effect on REPX’s operations or financial position, but if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where REPX operates, REPX could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.

Protected Species

The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. REPX may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. In the past, the federal government has issued indictments under the Migratory Bird Treaty Act to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. While the Department of Interior under the Trump administration has determined that such “incidental takes” of migratory birds do not violate the Act, this position was overruled by a federal district court in New York in August 2020. Nevertheless, on January 7, 2021, the Department of the Interior issued a rule which excluded incidental takes from the definition of prohibited activities under the Act. This rule was short-lived, however, and in October 2021, the Department of the Interior issued a rule to reverse the agency's position on incidental takes. The reversal took effect on December 3, 2021. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause REPX to incur increased costs arising from species protection measures or could result in limitations on REPX’s development activities that could have an adverse impact on REPX’s ability to develop and produce reserves. If REPX were to have a portion of its leases designated as critical or suitable habitat, it could adversely impact the value of REPX’s leases.

OSHA, Emergency Response and Community Right-to-Know, and Risk Management Planning

REPX is subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and comparable state statutes and any implementing regulations require that REPX organizes and/or discloses information about hazardous materials used or produced in REPX’s operations and that this information be provided to employees, state and local governmental authorities and citizens. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

Related Permits and Authorizations

Many environmental laws require REPX to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and to maintain these permits and compliance with their requirements for on-going operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations.

Related Insurance

REPX maintains insurance against some risks associated with above or underground contamination that may occur as a result of REPX’s exploration and production activities. However, this insurance is limited to activities at the well site and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by REPX. The occurrence of a significant event that is not fully insured or indemnified against could have a materially adverse effect on REPX’s financial condition and operations. Further, REPX has no coverage for gradual, long-term pollution events.

Facilities

Our land-based oil and natural gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations or centralized lease locations include saltwater disposal wells and associated gathering lines, storage tank batteries, oil/gas/water separation equipment and pumping equipment. In addition, we own a substantial majority of the electrical power infrastructure on our acreage position, which include power distribution lines and equipment.

Human Capital

As of September 30, 2021, we employed 54 people. We are not a party to any collective bargaining agreements with our employees. We understand that employee recruiting, retention and development plays a critical role to our business activities and our ability to achieve our long-term strategy. We believe our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

Compensation and Benefits Program

The Company annually reviews compensation for all employees to adjust compensation for market conditions and attract and retain a highly skilled workforce. In addition to cash and equity compensation, the Company also offers other employee benefits such as life and health (medical, dental and vision) insurance, paid time off, and a 401(k) plan.

Diversity and Inclusion

We believe that diversity of backgrounds, experience and perspectives contributes to an innovative workforce and an enriching environment for our employees. We are committed to fostering an inclusive, respectful environment and providing equal opportunity to all qualified persons in our hiring, development, and compensation practices.

Community Involvement

The Company is dedicated to being a good neighbor in its operating areas. The Company provides support through various events, organizations, initiatives and partnerships.

Health, Safety and Environment

Protecting our employees, contractors, the public and the environment is a key focus for Riley Permian. The Company maintains a culture of continuous improvement in safety and environmental practices, supports a diverse workforce and inspires teamwork to drive innovation. We identify and mitigate safety risks and integrate a culture of safety by operating according to OSHA standards, processes, and procedures. We also strive to comply with all applicable health, safety and environmental standards, laws and regulations.

Available Information

Our corporate headquarters are located at 29 E. Reno Avenue, Suite 500, Oklahoma City, Oklahoma 73104, and the phone number at this address is (405) 415-8699. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.rileypermian.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties in the ordinary course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. Other risks are described in Item 1. Business and Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline. Investors should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K.

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
The prices we receive for our oil, natural gas, and NGL production heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil, natural gas, and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, during the period from January 1, 2016 to September 30, 2021, NYMEX West Texas Intermediate (referred to as WTI) oil prices ranged from a high of $77.41 per Bbl on June 27, 2018 to a low of $(36.98) per Bbl on April 20, 2020. During fiscal 2021, WTI prices ranged from a high of $75.54 to a low of $35.64 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $23.86 per MMBtu to a low of $1.41 per MMBtu during fiscal 2021. If the prices of oil and natural gas continue to be volatile, reverse their recent increases, or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected. Moreover, the duration and magnitude of any decline in oil, natural gas or NGL prices cannot be predicted with accuracy, and this market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

•worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas, and NGLs;
•the price and quantity of foreign imports, including foreign oil;
•the actions by members of OPEC;
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

Our cash flow from operations and access to capital are subject to a number of variables, including:

•our proved reserves;
•the level of hydrocarbons we are able to produce from existing wells and the timing of such production;
•the prices at which our production is sold;
•operating costs and other expenses;
•the availability of takeaway capacity;
•credit facility and/or investor requirements;
•our ability to acquire, locate and produce new reserves; and
•our ability to borrow under our revolving credit facility.

If our revenue or the borrowing base under our revolving credit facility decreases as a result of lower oil, natural gas and NGL prices, operating difficulties, declines in reserves, or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our revolving credit facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and would adversely affect our business, financial condition, and results of operations.

Our development and exploratory drilling efforts and our well operations may not be profitable or achieve our targeted returns.

We have acquired unproved property in order to further our development efforts and expect to continue to undertake acquisitions in the future. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and increase our results of operations over time. However, we cannot provide assurance that all prospects will be economically viable or that we will not abandon our undeveloped acreage. Additionally, we cannot assure you that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that wells drilled by us in prospects that we pursue will be productive, or that we will recover all or any portion of our investment in such unproved property or wells.

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

The present value of future net revenues from our reserves should not be assumed to represent the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of September 30, 2021 were calculated under SEC rules using the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months of $57.64 per Bbl for oil and NGL volumes and $2.943 per MMBtu for natural gas volumes. Using lower prices in estimating proved reserves would likely result in a reduction in proved reserve volumes due to economic limits.

There is a limited amount of production data from horizontal wells completed in the Permian Basin and its San Andres Formation. As a result, reserve estimates associated with horizontal wells in this area are subject to greater uncertainty than estimates associated with reserves attributable to vertical wells in the same area.

Reserve engineers rely in part on the production history of nearby wells in establishing reserve estimates for a particular well or field. Horizontal drilling in the San Andres Formation of the Permian Basin is a relatively recent development, whereas vertical drilling has been utilized by producers in this area for over 50 years. As a result, the amount of production data from horizontal wells available to reserve engineers is relatively small compared to that of production data from vertical wells. Until a greater number of horizontal wells have been completed in the San Andres Formation, and a longer production history from these wells has been established, there may be a greater variance in our proved reserves on a year-over-year basis due to the transition from vertical to horizontal reserves in both the proved developed and proved undeveloped categories. Such variance could be material and any such variance could have a material and adverse impact on our cash flows and results of operations.

Part of our strategy involves drilling using the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of September 30, 2021, we have drilled and completed 75 gross operated horizontal wells on our West Texas and New Mexico acreage, and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage.

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
Approximately 27% of our net leasehold acreage is undeveloped and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
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

As of September 30, 2021, approximately 27% of our net leasehold acreage was undeveloped or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.

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

Substantially all of our producing properties are geographically concentrated in the Northwest Shelf sub-basin within the Permian Basin of West Texas, an area in which industry activity has increased rapidly. At September 30, 2021, the majority of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, a number of our properties could experience any of the same conditions at the same time and, when compared to other companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

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

In addition, the geographic concentration of our assets including our total estimated proved reserves as of September 30, 2021, exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our drilling and production programs may not be able to obtain access on commercially reasonable terms or otherwise to truck transportation, pipelines, gas gathering, transmission, storage and processing facilities to market our oil and natural gas production, certain of which we do not control, and our initiatives to expand our access to midstream and operational infrastructure may be unsuccessful.

The marketing of oil and natural gas production depends in large part on the capacity and availability of pipelines and storage facilities, trucks, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control. If these facilities are unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. We rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit, and sell our oil and natural gas production. Our plans to develop and sell our oil and natural gas reserves, the expected results of our drilling program and our cash flow and results of operations could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. The amount of oil and natural gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. For example, increases in activity in the Permian Basin could contribute to bottlenecks in processing and transportation that may negatively affect our results of operations, and these adverse effects could be disproportionately severe to us compared to our more geographically diverse competitors.

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

An increase in the differential between NYMEX WTI and the reference or regional index price used to price our oil and natural gas would reduce our cash flows from operations.

Our oil and natural gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and natural gas are typically lower than the relevant benchmark prices, such as NYMEX WTI. The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as pipeline capacity and processing infrastructure. Additionally, insufficient pipeline or transportation capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. For example, production increases from competing Permian Basin producers, combined with limited pipeline and transportation capacity in the area, have gradually widened differentials in the Permian Basin.

For the year ended September 30, 2021, our realized oil differential to NYMEX WTI averaged $(2.81) per Bbl of oil and our realized natural gas differential to NYMEX Henry Hub averaged $(0.63) per Mcf of gas. Given that a significant amount of our production is from the Permian Basin, if the negative price differential in the Permian Basin increases, we expect that the effect of our price differential on our revenues will also increase. Increases in the differential between the benchmark prices for oil and natural gas, such as the NYMEX WTI and NYMEX Henry Hub, and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At September 30, 2021, approximately 42% of our total estimated proved reserves were classified as proved undeveloped. Our approximate 30,647 MBoe of estimated proved undeveloped reserves are estimated to require an estimated $207.1 million of development capital. Our development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. We expect to fund our growth primarily through cash flow from operations, availability under our revolving credit facility, and subsequent equity or debt offerings when appropriate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

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

As a participant in these operations, we may not be able to maximize the value associated with these properties in the manner we believe appropriate, or at all. For example, we cannot control the success of drilling and development activities on properties operated by third parties, which depend on a number of factors under the control of a third-party operator, including such operator’s determinations with respect to, among other things, the nature and timing of drilling and operational activities, the timing and amount of capital expenditures and the selection of suitable technology. In addition, the third-party operator’s operational expertise and financial resources and its ability to gain the approval of other participants in drilling wells will impact the timing and potential success of drilling and development activities in a manner that we are unable to control. A third-party operator’s failure to adequately perform operations, breach of the applicable agreements or failure to act in ways that are favorable to us could reduce our production and revenues, negatively impact our liquidity and cause us to spend capital in excess of our current plans, and have a material adverse effect on our financial condition and results of operations.

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

We have exposure to credit risk through receivables from purchasers of our oil, natural gas and NGL production. One purchaser accounted for 87% of our revenues for the year ended September 30, 2021. This concentration of purchasers may impact our overall credit risk in that this purchaser may be similarly affected by changes in economic conditions or commodity price fluctuations. We do not require our customers to post collateral. The inability or failure of our significant purchaser to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial condition and results of operations.

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

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•injury or loss of life;
•employee/employer liabilities and risks, including wrongful termination, discrimination, labor organizing, retaliation claims, and general human resource related matters;
•damage to and destruction of property, natural resources and equipment;
•pollution and other environmental hazards or damage;
•abnormally pressured formations, fires or explosions or natural disasters;
•mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•regulatory investigations and penalties;
•landowner claims for property damage and restoration costs;
•suspension of our operations; and repair and remediation costs;
•repair and remediation costs.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. Properties that we decide to drill that do not yield oil, natural gas or NGLs in commercially viable quantities will adversely affect our results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. Further, our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:
•unexpected drilling conditions;
•title problems;
•pressure or lost circulation in formations;
•equipment failure or accidents;
•adverse weather conditions;
•compliance with environmental and other governmental or contractual requirements; and
•increase in the cost of, shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment and services.

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

Our undeveloped acreage must be drilled before lease expirations to hold the acreage by production or by other operations. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, our leases for such acreage will expire. As of September 30, 2021, 79% of our net undeveloped acreage is set to expire through 2022. We intend to extend or renew any core lease we plan to develop or are still assessing for development that is set to expire in 2022 and expect to incur $0.3 million to extend or renew those leases, without taking into account the drilling of wells and holding leases by production. Where we do not have the option to extend a lease, however, we may not be successful in negotiating extensions or renewals. Our ability to drill and develop our core acreage and establish production to maintain our leases depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business. These risks are greater at times and in areas where the pace of our exploration and development activity slows.

We plan to use CO2 for our EOR projects. Our production from these EOR operations may decline if we are not able to obtain sufficient amounts of CO2.

Oil production from our EOR projects depends on, among other factors, having access to sufficient amounts of CO2 from our third party suppliers of CO2. Our ability to produce oil from our EOR projects would be hindered if the supply of CO2 was limited due to, among other things, physical limitations on CO2 supply or the ability to economically procure CO2 at costs low enough to ensure the economic viability of our EOR projects. This could have a material adverse effect on our financial condition, results of operations or cash flows. Future oil production from the Company’s EOR projects is dependent on the timing, volumes and location of CO2 injections and, in particular, our ability to obtain sufficient volumes of CO2. Market conditions may cause the delay or cancellation of the development of naturally occurring CO2 sources or construction of plants that produce anthropogenic CO2 as a byproduct that can be purchased, thus limiting the amount of CO2 available for use in our EOR projects.

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
Even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in our cash flow. Any acquisition involves potential risks that may disrupt our business, including the following, among other things:

•mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;
•an inability to successfully integrate the acquired assets or businesses;
•the assumption of unknown liabilities;
•exposure to potential lawsuits;
•limitations on rights to indemnity from the seller;
•the diversion of management’s and employees’ attention from other business concerns;
•unforeseen difficulties operating in new geographic areas; and
•customer or key employee losses at the acquired businesses.

We may need to access funding through capital market transactions. Due to our small public float, low market capitalization, limited operating history, ESG, and climate change restrictions, it may be difficult and expensive for us to raise additional funds.

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

As a result, we may be unable to access funding through sales of our common stock or other equity-linked securities. Even if we were able to access funding, the cost of capital may be substantial due to our low market cap and small public float. The terms of any funding we are able to obtain may not be favorable to us and may be highly dilutive to our stockholders. We may be unable to access capital due to unfavorable market conditions or other market factors outside of our control such as ESG and/or climate change restrictions. There can be no assurance that we will be able to raise additional capital when needed. The failure to obtain additional capital when needed would have a material adverse effect on our business.

Our revolving credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to declare dividends.

The operating and financial restrictions and covenants in our revolving credit facility restrict, and any future financing agreements likely will restrict, our ability to finance future operations or capital needs, engage, expand or pursue our business activities or pay dividends. Our revolving credit facility restricts, and any future financing agreements likely will restrict, its ability to, among other things:

•incur indebtedness;
•issue certain equity securities, including preferred equity securities;
•incur certain liens or permit them to exist;
•engage in certain fundamental changes, including mergers or consolidations;
•make certain investments, loans, advances, guarantees and acquisitions;
•sell or transfer assets;
•enter into sale and leaseback transactions;
•redeem or repurchase shares from our stockholders;
•pay dividends to our stockholders unless the net leverage ratio does not exceed 2.75 to 1.0, the total revolving credit exposures under our revolving credit facility are not greater than 80% of the total revolving commitments, and no default or event of default then exists or would exist upon the payment of the dividend;
•make certain payments of junior indebtedness;
•enter into certain types of transactions with our affiliates;
•enter into certain restrictive agreements; and
•enter into swap agreements and hedging arrangements.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of free cash flow and events or circumstances beyond our control, such as a downturn in our business or the economy in general or reduced oil, natural gas and NGL prices. A failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. Further, our ability to pay dividends to our stockholders will be restricted and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and our common stock holders could experience a partial or total loss of their investment. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders can seek to foreclose on our assets.

Our indebtedness could reduce our financial flexibility.

The level of our indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flow could be used to service the indebtedness;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•the covenants contained in our revolving credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and
•a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes.

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

We enter or may enter into commodity derivative contracts for a portion of our production, primarily consisting of swaps, put options and call options. We purchase such derivatives to achieve more predictable cash flows, to reduce our exposure to adverse fluctuations in the prices of oil, natural gas, and NGLs, and in order to remain in compliance with covenants in our revolving credit facility. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.

Derivative instruments also can expose us to the risk of financial loss in some circumstances, including when:

•production is less than the volume covered by the derivative instruments;
•the counterparty to the derivative instrument defaults on its contractual obligations;
•there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or
•there are issues with regard to legal enforceability of such instruments.

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

Further, many factors may curtail, delay, or cancel our scheduled drilling projects, including the following:

•delays and increased costs imposed by or resulting from compliance with environmental and other regulatory requirements including limitations on or resulting from wastewater discharge and disposal, subsurface injections, greenhouse gas emissions, and hydraulic fracturing;
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
•adverse weather conditions, such as tornadoes, droughts, ice storms, and extreme freeze events;
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

The unavailability or high cost of equipment, supplies, personnel and oilfield services used to drill and complete wells could adversely affect our ability to execute our development plans within our budget and on a timely basis.

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Our operations are concentrated in areas in which activity has increased rapidly, and as a result, demand for such drilling rigs, equipment and personnel, as well as access to transportation, processing and refining facilities in these areas, has increased, as have the costs for those items. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted if the United States imposes tariffs on imported goods from countries where these goods are produced. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.

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

Concerns over global economic conditions, energy costs, climate change, geopolitical issues, inflation, the availability and cost of credit, the worldwide COVID-19 pandemic and the United States financial market have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

Our exploration, exploitation and development activities and equipment could be adversely affected by extreme weather conditions, such as floods, lightening, drought, ice and other storms, prolonged freeze events, and tornadoes, which may cause a loss of production from temporary cessation of activity or lost or damaged facilities and equipment. Such extreme weather conditions could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of, and our access to, necessary third-party services, such as electrical power, water, gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and other hazardous substances and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices at our leased and owned properties, as well as locations where waste from our operations is transported offsite for disposal. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. We may not be able to recover some or any of these costs from insurance. Changes in environmental laws and regulations occur frequently and tend to become more stringent over time, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. For example, on October 1, 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard, or NAAQS, for ground-level ozone from the current standard of 75 parts per billion, or ppb, for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. Subsequently, the EPA designated over 200 counties across the U.S. as “nonattainment” for these standards, meaning that new and modified stationary emissions sources in these areas are subject to more stringent permitting and pollution control requirements. On December 23, 2021, the EPA announced its decision to retain, without changes, the 2015 NAAQs. If our operations become subject to these more stringent standards, compliance with these and other environmental regulations could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment, the costs of which could be significant.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•permits for drilling operations;
•drilling bonds;
•reports concerning operations;
•the spacing of wells;
•the rates of production;
•the plugging and abandoning of wells;
•unitization and pooling of properties; and
•taxation.

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

Natural gas gathering may receive greater regulatory scrutiny at the state level; therefore, our natural gas gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities.

We may be involved in legal proceedings that could result in substantial liabilities.

We may, from time to time, be a claimant or defendant to various legal proceedings, disputes and claims arising in the course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

For example, in February 2014, the EPA asserted regulatory authority pursuant to the U.S. Safe Drinking Water Act’s (“SDWA”) Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. Also, beginning in 2012, the EPA issued a series of regulations under the federal Clean Air Act (“CAA”) that include New Source Performance Standards (“NSPS”), known as Subpart OOOO, for completions of hydraulically fractured natural gas wells and certain other plants and equipment and, in May 2016, published a final rule establishing new emissions standards, known as Subpart OOOOa, for methane and volatile organic compounds (“VOCs”) from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category. The NSPS Subpart OOOO and OOOOa rules have since been subject to numerous legal challenges as well as EPA reconsideration proceedings and subsequent amendment proposals. Most recently, on September 14 and 15, 2020, EPA published two new rules in the Federal Register that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021, EPA issued a proposed rule which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rule also includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Legal challenges to the proposed rule are likely to follow, and accordingly, legal uncertainty exists with respect to the future scope and extent of implementation of the methane rule; however, even as currently implemented, these rules apply to our operations, including requirements for the installation of equipment to control VOC emissions from certain hydraulic fracturing of wells and fugitive emissions from well site and other production equipment, and additional regulation, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact or delay oil and natural gas production activities, which could have a material adverse effect on our business.

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

From time to time, legislation has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, to date, such legislation has not been adopted. At the state level, Texas, where we conduct our operations, is among the states that has adopted regulations that impose new or more stringent permitting, including the requirement for hydraulic-fracturing operators to complete and submit a list of chemicals used during the fracking process. We may incur significant additional costs to comply with such existing state requirements and, in the event additional state level restrictions relating to the hydraulic-fracturing process are adopted in areas where we operate, we may become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

Moreover, we typically dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in underground disposal wells. This disposal process has been linked to increased induced seismicity events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico and Arkansas. These and other states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Any one or more of these developments may result in our having to limit disposal well volumes, disposal rates or locations, or to cease disposal well activities, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. However, on September 16, 2021, EPA rescinded its prior guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs if permits are required under the CWA for disposal of our flowback and produced water in underground disposal wells.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). While no comprehensive climate change legislation has been implemented at the federal level, the EPA and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has adopted rules under authority of the CAA that, among other things, establish certain permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing permits at covered facilities emitting GHGs and meeting defined technological standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa, which requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. Although much of the initial rules remain intact and effective, the rules have been subject to legal challenges, reconsideration by EPA, stays, and proposed amendments. For example, on September 14 and 15, 2020, EPA published two new final rules in the Federal Register that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021, the EPA issued a proposed rule which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rule also includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. The BLM also finalized rules regarding the control of methane emissions in November 2016 that applied to oil and natural gas exploration and development activities on public and tribal lands. The rules sought to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. However, due to subsequent BLM revisions and multiple legal challenges, the rules were never fully implemented, and in October 2020, the November 2016 rules were struck down by the District Court of Wyoming as the result of one such challenge. New Mexico and California have since filed an appeal of the Wyoming Court's decision in the Tenth Circuit. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions. Nevertheless, President Biden has set ambitious targets for GHG reduction, including to achieve at least a 50 percent reduction from 2005 levels in economy-wide net GHG pollution by 2030.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.

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

Restrictions on drilling or other operational activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in areas where we operate.

Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species and their habitats could prohibit drilling in certain areas or require the implementation of expensive mitigation or conservation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have a material adverse impact on our ability to develop and produce our reserves.

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

Future changes in U.S. federal income tax laws, or the introduction of a carbon tax, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations, and cash flows. Additionally, future legislation could be enacted that increases the taxes or fees imposed on oil and natural gas extraction or production. Any such legislation could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil, natural gas or NGLs.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

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

The amount of any dividend will depend on the amount of cash we generate from operations, which will fluctuate from quarter to quarter based on, among other things:

•the volumes of crude oil, natural gas and NGLs that we produce;
•market prices of crude oil, natural gas and NGLs and their effect on our drilling and development plan;
•the levels of our operating expenses, maintenance expenses and general and administrative expenses;

•regulatory action affecting:
•the supply of, or demand for, crude oil, natural gas and NGLs;
•our operating costs or our operating flexibility;
•prevailing economic conditions; and
•adverse weather conditions.

In addition, the actual amount of cash we will have available for dividends will depend on other factors, some of which are beyond our control, including:

•our debt service requirements and other liabilities;
•our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay dividends;
•fluctuations in our working capital needs;
•restrictions on dividends contained in any of our debt agreements;
•the cost of acquisitions, if any; and
•other business risks affecting our cash levels.

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

We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, which could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

As of our fiscal quarter ended March 31, 2021, we identified material weaknesses in our internal control over financial reporting. In particular, we had not designed an effective financial reporting process and did not complete thorough reviews of financial reports in a timely manner to allow for an appropriate level of analysis that would have identified these errors. These errors principally related to (i) accounting for stock-based compensation and our failure to record compensation expense for certain vested stock-based compensation grants in the correct reporting period, (ii) accounting for dividend distributions and our failure to record a declared dividend in the reporting period in which the dividend was declared, (iii) accounting for derivative settlements, and (iv) controls over preparation and review of the Company’s statement of cash flows were not effective. While the material weaknesses have been remediated as of September 30,2021, we cannot provide assurance that we will not identify additional material weaknesses in future periods or that we will be successful in remediating any future significant deficiencies or material weaknesses in internal control over financial reporting. Consequently, if material weaknesses or significant deficiencies occur in the future, it could affect the financial results that we report which could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

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

Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Risks Related to the Company

Our business and operations could be adversely affected if we lose key personnel.

We depend to a large extent on the services of our officers, including Bobby Riley, our Chief Executive Officer, Kevin Riley, our President, Philip Riley, our Chief Financial Officer, Corey Riley, our Executive Vice President – Business Intelligence, and Michael Palmer, our Executive Vice President Corporate – Land. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any management personnel. Our success will be dependent on our ability to continue to retain and utilize skilled technical personnel. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to the Company’s stockholders for approval.
As of September 30, 2021, our executive officers, directors and principal stockholders, in the aggregate, own 80.1% of the fully diluted common stock of the Company. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

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

Provisions in our corporate charter and by-laws may discourage, delay or prevent a merger, acquisition or other changes in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of the management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove current management by making it more difficult for stockholders to replace members board of directors. Among other things, these provisions:

•allow the authorized number of directors to be changed only by resolution of the board of directors;
•after a certain date, limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to the board of directors;
•after a certain date, require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by written consent;
•limit who may call stockholder meetings;
•authorize the board of directors to issue preferred stock without stockholder approval, which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors; and
•after a certain date, require the approval of the holders of at least 66 2/3% of the votes that all the stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings

We may, from time to time, be a claimant or defendant to various legal proceedings, disputes and claims arising in the course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

The Company has been named as a defendant in an action commenced on November 30, 2021 in United States Bankruptcy Court For the Northern District of Texas Dallas Division by the Trustee for the Chapter 11 Bankruptcy of Hoactzin Partners, L.P. (“Hoactzin”), an affiliate of Peter Salas (“Salas”). The complaint alleges that, through a series of transactions involving Salas and various Hoactzin affiliates spanning 2014 through 2018, Hoactzin fraudulently transferred its working interests in certain wells on its Kansas acreage (the “Kansas Working Interests”) to Dolphin Direct Equity Partners, L.P. (“DDEP”), an entity substantially owned and controlled by Salas. Subsequently, DDEP sold the Kansas Working Interests to the Company in October 2018, one year prior to Hoactzin bankruptcy filing in October 2019, for an amount the complaint alleges was purportedly less than the reasonable value of such Kansas Working Interests. The action seeks, among other things, to recover approximately $14 million in damages, as well as an unspecified amount of punitive damages and attorney’s fees.

The complaint alleges that Salas, DDEP and the Company are jointly and severally liable for the damages incurred by Hoactzin, During the period of the purported fraudulent transfers giving rise to the claims set forth in the complaint, Salas was Chairman of the Board of Tengasco, Inc., which subsequently merged with Riley Exploration - Permian, LLC on February 26, 2021 and was renamed Riley Exploration Permian, Inc. Concurrently with the closing of the merger, Salas resigned his position from the Board and no longer holds any position as a director or officer of the Company. On April 2, 2021, the Company closed on the sale of all assets it held in Kansas to a third party for an adjusted purchase price of $3.3 million, after customary closing adjustments.This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the claims and the defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

For additional information regarding contingencies, see Note 15—Commitments and Contingencies included in notes to the consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock are listed on the NYSE American under the symbol "REPX". There were approximately 74 holders of record of our Common Stock as of December 7, 2021.

Dividends

The Company declared quarterly dividends totaling approximately $18.1 million for the year ended September 30, 2021. The cash dividends were declared for all issued and outstanding common shares including unvested restricted stock issued under the Company's 2021 Long-Term Incentive Plan adopted on February 26, 2021. Dividends are approved at the sole discretion of the Company's board of directors, and the Company's revolving credit facility can limit the dividends the Company is able to pay unless the Company meets certain covenants in accordance with its credit agreement.

The Company authorized and declared quarterly cash dividends totaling approximately $15.0 million for the year ended September 30, 2020. The cash dividends were declared for all issued and outstanding common units including unvested units issued under the Company's 2018 Long Term Incentive Plan.

The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors' determination of any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

Outstanding Equity Awards

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	989,283
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	989,283

Repurchase of Equity Securities

The following table sets forth information regarding our acquisition of shares of Common Stock for the periods presented:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs

2021
Q1	—	N/A	—	—
Q2	—	N/A	—	—
Q3	—	N/A	—	—
Q4	16,127	$23.39	—	—
_____________________
(1)These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Common Stock. Any shares repurchased by the Company for personal tax withholding are immediately retired upon repurchase.
.
Item 6. Selected Financial Data
[Reserved]
.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes thereto presented in this Annual Report. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements" and "Part I. Item 1A. Risk Factors".
Overview
We operate in the upstream segment of the oil and gas industry and are focused on steadily growing conventional reserves, production and cash flow through the acquisition, exploration, development and production of oil, natural gas and NGLs primarily in the Permian Basin. The Company’s activities are primarily focused on the San Andres Formation, a shelf margin deposit on the Central Basin Platform and Northwest Shelf. We intend to continue to develop our reserves and increase production through development drilling and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives.
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 22% to 8.6 MBoe/d for the year ended September 30, 2021, as compared to the same period in 2020
•During the year ended September 30, 2021, 20 gross (14 net) horizontal wells brought online to production
•Began initial, planning, permitting and drilling operations on the EOR Project
•Realized average combined price on production sold of $47.12 per Boe, before derivative settlements, during the year ended September 30, 2021, including $58.29 per barrel for oil
•Completed common stock issuance in fiscal fourth quarter 2021 resulting in approximately $46.7 million of proceeds after underwriter costs and other offering costs
•Generated cash flow from continuing operations of $86.1 million for the year ended September 30, 2021
•Total cash capital expenditures before acquisitions of $60.1 million for the year ended September 30, 2021

•Paid cash dividends on common units/shares of $18.3 million during the year ended September 30, 2021 and announced latest dividend of $0.31 per share with a record date of October 21, 2021, which was paid on November 4, 2021, for a total of $6.0 million
•Exited the fourth quarter with $17.1 million in cash and $60.0 million drawn on our revolving credit facility; subsequently increased our borrowing base from $135 million to $175 million in October 2021
Recent Developments
EOR Project
The Company began initial planning, permitting and drilling operations on its EOR Project, which will utilize a combination of water and CO2 injection through vertical wells, applied to horizontal producing wells at its core asset in Yoakum County, Texas. These wells are directly adjacent to several of the largest EOR projects in the U.S., which have employed EOR techniques for many decades.
Common Stock Offering
In July 2021, the Company issued 1.67 million shares of its common stock for total proceeds net of underwriter fees and other offering costs of approximately $46.7 million.
Market Conditions and Commodity Prices
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus significantly reduced global economic activity, resulting in a significant decline in the demand for and prices of oil, natural gas and NGLs.

The Company cannot estimate the full length or gravity of the future impacts at this time and if there is another significant decline in oil price, it could have a material adverse effect on the Company’s results of operations, financial position, liquidity and the value of oil and natural gas reserves.
The Company has developed and implemented a number of safety measures, which have successfully kept our workforce healthy and safe. The Company has established an informational campaign to provide employees an understanding of the virus risk factors and safety measures, as well as timely updates from governmental stay-at-home regulations. Expectations have also been set for employees to communicate immediately if they, or someone they have been in contact with, has experienced symptoms or tested positive for COVID-19. Additional measures include distribution of educational material regarding health and safety guidance, limiting access to common areas within the office, ensuring social distancing guidance by relocating personnel, and other guidelines as recommended by the Center for Disease Control and Prevention and local authorities.

Results of Operations
Comparison for the Years Ended September 30, 2021 and 2020
The following table sets forth selected operating data for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Revenues (in thousands):
Oil sales	$136,421	$74,895
Natural gas sales(1)	7,500	(1,267)
Natural gas liquids sales(1)	4,715	(495)
Oil and natural gas sales, net	$148,636	$73,133

Production Data, net:
Oil (MBbls)	2,340	2,060
Natural gas (MMcf)	2,602	1,628
Natural gas liquids (MBbls)	380	260
Total (MBoe)	3,154	2,592

Daily combined volumes (Boe/d)	8,640	7,081
Daily oil volumes (Bbls/d)	6,411	5,630

Average Prices:
Oil ($ per Bbl)	$58.29	$36.35
Natural gas ($ per Mcf)(1)	2.88	(0.78)
Natural gas liquids ($ per Bbl)(1)	12.41	(1.90)
Combined ($ per Boe)	$47.12	$28.22

Average Prices, including derivative settlements:(2)(3)
Oil ($ per Bbl)	$51.47	$49.41
Natural gas ($ per MMBtu)(1)	2.75	(0.78)
Natural gas liquids ($ per Bbl)(1)	12.41	(1.90)
Combined ($ per Boe)	$41.95	$38.61
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing and transportation fees which at times exceed the price received and result in negative average prices.
(2)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of its commodity derivative contracts. These gains (losses) are included under other income and expense on the Company’s consolidated statement of operations.
(3)During the years ended September 30, 2021 and 2020, the Company did not have any natural gas liquids derivative contracts in place. During the year ended September 30, 2020, the Company did not have any natural gas derivative contracts in place.

Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $75.5 million, or 103%, for the year ended September 30, 2021 compared to the same period in 2020. The Company’s realized average combined price on its production for the year ended September 30, 2021 increased by $18.90 or 67%, respectively, compared to the same period of 2020.

Oil revenues
•For the year ended September 30, 2021, oil revenues increased by $61.5 million, or 82%, compared to the same period in 2020. Of the increase, $51.3 million was attributable to an increase in our realized price and $10.2 million was attributable to an increase in volume. Volumes increased by 14% while prices increased by 60% compared to the same period in 2020.
•Oil volumes increased during the year ended September 30, 2021 due to production from new wells and workovers performed on existing wells. During the year ended September 30, 2021, we brought online 20 new gross (14 net) wells.

Natural gas revenues
•For the year ended September 30, 2021, natural gas revenues increased by $8.8 million, compared to the same period in 2020, to $7.5 million from $(1.3) million. Volumes increased by 60% and realized prices increased by $3.66/Mcf from negative effective prices experienced in 2020.
•Natural gas sales volumes increased during the year ended September 30, 2021 due to increased production from new wells brought online and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Natural gas liquids revenues
•For the year ended September 30, 2021, natural gas liquids revenues increased by $5.2 million, compared to the same period in 2020, to $4.7 million from $(0.5) million. Volumes increased by 46% and realized prices increased by $14.31/Bbl from negative effective prices experienced in 2020.
•Natural gas liquids sales volumes increased during the year ended September 30, 2021 due to increased production from new wells brought online and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Contract Services - Related Party Revenue
The following tables present the Company's revenue and costs associated with its related party transactions:

	Year Ended September 30,
	2021	2020
	(In thousands)
Contract services – related parties(1)	$2,400	$3,800
Cost of contract services - related parties(2)	477	503
Gross profit - related parties	$1,923	$3,297
_____________________
(1)The Company’s contract services – related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

The Company's contract services - related parties decreased for the year ended September 30, 2021 due to the restructuring of the monthly fee in the fourth quarter of fiscal 2020. The monthly fee decreased by $150 thousand per month.

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Year Ended September 30,
	2021	2020
Costs and Expenses:	(In thousands)
Lease operating expenses	$21,975	$20,243
Production and ad valorem taxes	$8,636	$4,280
Exploration costs	$9,566	$9,923
Depletion, depreciation, amortization and accretion	$26,015	$21,479

Administrative costs	$13,966	$10,826
Equity-based compensation	$6,793	$963
General and administrative expense	$20,759	$11,789

Transaction costs	$3,732	$1,431
Interest expense	$4,534	$5,299
(Gain) loss on derivatives, net	$89,195	$(33,876)
Income tax expense	$13,016	$718

Lease Operating Expenses

Lease operating expenses ("LOE") are the costs incurred in the operation and maintenance of producing properties. Expenses for compression, direct labor, saltwater disposal and materials and supplies comprise the most significant portion of our lease operating expenses. Certain operating cost components, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities or subsurface maintenance result in increased production expenses in periods during which they are performed. Certain operating cost components, such as compression and salt water disposal associated with completion water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $1.7 million for the year ended September 30, 2021 compared to the same period in 2020. LOE for the year ended September 30, 2020 reflected the reduced activity following the sharp downturn in commodity prices at the time, partially offset by higher workover costs and the addition of new wells in 2021. For the year ended September 30, 2021, LOE reflects additional costs due to higher produced volumes as well as higher costs for certain services due to increased activity in the Permian Basin.
Production and Ad Valorem Tax Expense
Production taxes are paid on produced oil, natural gas and NGLs based on a percentage of revenues at fixed rates established by federal, state or local taxing authorities. In general, the production taxes we pay correlate to changes in our oil, natural gas and NGL revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties, which also trend with oil and natural gas prices and vary across the different counties in which we operate. Production and ad valorem taxes increased by $4.4 million for the year ended September 30, 2021 compared to the same period in 2020, primarily due to increases in our production sold resulting from additional wells brought online, workovers performed on existing wells and significantly higher commodity prices. Also contributing to the increase is higher ad valorem taxes based on the increase in property values during the year ended September 30, 2021.
Exploration Expense
Exploration expense, which consists of expiration of unproved leasehold and geological and geophysical costs that include seismic survey costs, decreased by $0.4 million, or 4%, for the year ended September 30, 2021, as compared to the same period in 2020. For the year ended September 30, 2021, the Company incurred lower seismic expense compared to the same period in 2020.

The following table presents exploration expense by area for the years ended September 30, 2021 and 2021:

	Year Ended September 30,
	2021	2020
	(In thousands, except acreage data)
Exploration expense(1)	$9,347	$7,902
Geological and geophysical costs	219	2,021
Total exploration expense	$9,566	$9,923

Expired net acres - Texas	1,651	504
Expired net acres - New Mexico	16,239	19,016
Net acres renewed after expiration(2)	505	268
_____________________
(1)As of September 30, 2021 exploration expense includes $3,516 and $5,831 related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. As of September 30, 2020 exploration expense includes $1,206 and $6,696 related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico for the years ended September 30, 2021 and 2020.

Depletion, Depreciation, and Accretion Expense

Depreciation, depletion and amortization is the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil, natural gas and NGLs. All costs incurred in the acquisition, exploration and development of properties (excluding costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration activities) are capitalized. Capitalized costs are depleted using the units of production method.

Accretion expense relates to ARO. We record the fair value of the legal liability for ARO in the period in which the liability is incurred (at the time the wells are drilled or acquired) at the asset’s inception, with the offsetting increase to property cost. The liability accretes each period until it is settled or the well is sold, at which time the liability is removed.

Depletion, depreciation, amortization and accretion expense increased by $4.5 million for the year ended September 30, 2021, respectively, compared to the same period for 2020. The increase for the year ended September 30, 2021 was due to higher production in addition to a higher depletion rate due to additional capitalized costs.

General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of recoveries from other owners in properties operated by us and amounts capitalized pursuant to the successful efforts method. During the year ended September 30, 2021, we incurred, and we expect that we will continue to incur, additional general and administrative expenses as a result of being a publicly-traded company.
Total G&A expense increased by $9.0 million, for the year ended September 30, 2021, compared to the same period for 2020. Administrative costs, which includes payroll, benefits and non-payroll costs, increased by $3.1 million, for the year ended September 30, 2021, compared to the same period for 2020. The increase in administrative costs was primarily attributable to increased audit, filing, legal and professional service costs following completion of the Merger. Equity compensation expense increased by $5.8 million for the year ended September 30, 2021, compared to the same periods for 2020. The increase is primarily attributable to restricted shares awarded to certain executives and employees following completion of the Merger.

Transaction Costs
Transaction costs were $3.7 million and $1.4 million for the year ended September 30, 2021 and 2020, which reflects expenses associated with the Merger.

Interest Expense
Interest expense was $4.5 million and $5.3 million for the years ended September 30, 2021 and 2020, respectively. The decrease in interest expense in the 2021 period was primarily attributable to a lower average balance on the Company's revolving credit facility during the year ended September 30, 2021 when compared to the same period for 2020.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expenses) on its consolidated statement of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
	(In thousands)
Realized gain (loss) on derivatives	$(16,304)	$26,914
Unrealized gain (loss) on derivatives	(72,891)	6,962
Gain (loss) on derivatives	$(89,195)	$33,876
Our earnings are affected by the changes in value of our derivatives portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains; while to the extent future commodity price outlook increases between measurement periods, we will have mark-to-market losses.

Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions and Divestitures to the Company's consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of REP LLC only from February 27, 2021 through September 30, 2021 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 12 - Income Taxes to the Company's consolidated financial statements included herein for further discussion of income taxes.

	Year Ended September 30,
	2021	2020
	(In thousands)
Current expense	$54	$—
Deferred expense	12,962	718
Total expense	$13,016	$718

Effective income tax rate	(38.4)%	—%

Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. The Company’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations and borrowings under our revolving credit facility. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In October 2021, the revolving credit facility was further amended to, among other things increase the borrowing base to $175 million. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.

Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and our ability to obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. For more information on conditions impacting our liquidity and capital resources, see "—Recent Developments." For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."

On July 2, 2021 the Company completed the offering of 1,666,667 shares of common stock at a price to the public of $30.00 per common share. The Company received net proceeds of $46.7 million from the sale of the common stock, after deducting underwriting discounts and commissions, and offering expenses paid by the Company. The Company utilized $35.5 million to pay down its revolving credit facility during its fiscal fourth quarter. The Company intends to draw on the revolving credit facility in order to fund drilling and infrastructure for normal operations as well as for the EOR Project. The remaining net proceeds are expected to be used for working capital purposes and other general corporate purposes, which may include financing of capital expenditures, financing acquisitions or investments, repayment or refinancing of outstanding debt, financing other business opportunities, and working capital purposes.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of September 30, 2021, we had a working capital deficit of $46.9 million compared to working capital surplus of $13.9 million as of September 30, 2020. The working capital deficit at September 30, 2021 reflects $42.1 million in current derivative liabilities compared to $18.8 million in current derivative assets at September 30, 2020. Additionally, there was an increase of $18.2 million in accounts payable and accrued liabilities as of September 30, 2021 due to increased drilling and completion activity as well as costs incurred for work on the EOR Project. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits.
Cash Flows

The following table summarizes the Company’s cash flows from continuing operations:

	Year Ended September 30,
	2021	2020
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$86,073	$62,550
Net cash used in investing activities	$(59,628)	$(51,521)
Net cash used in financing activities	$(14,937)	$(13,095)
Operating Activities

The Company’s net cash provided by operating activities increased by $23.5 million or 38% to $86.1 million for the year ended September 30, 2021 from $62.6 million for the same periods in 2020. The increase was primarily driven by an increase in revenues of $74.1 million, partially offset by a $43.2 million decrease in net cash received for settlements of commodity derivative contracts and an increase in operating expenses, excluding equity based compensation, of $9.7 million.
Investing Activities
The Company's cash flows used in investing activities increased by $8.1 million or 16% to $59.6 million for the year ended September 30, 2021 from $51.5 million for the same period in 2020. The increase was primarily due to higher capital spending of $11.1 million related to the Company's drilling and completion activity in 2021 and additions to other property and equipment by $1.5 million, partially offset by lower acquisitions of oil and natural gas properties by $3.7 million.

Financing Activities
Net cash flow used in financing activities was $14.9 million during the year ended September 30, 2021, or an increase of $1.8 million, as compared to the same period in 2020. The most significant cash outflow from financing activities was the net repayment of $41.0 million on the revolving credit facility, as compared to net proceeds of $4.0 million in the same period in 2020. Also contributing to the cash outflow from financing activities was $18.3 million for the payment of dividends on common stock and units during the year ended September 30, 2021. Partially offsetting these cash outflows was the $46.7 million in net proceeds during the year ended September 30, 2021 from the issuance of common stock, after deducting underwriter fees and other offering costs.
Revolving Credit Facility
The Company's borrowing base was $135 million with outstanding borrowings of $60 million on September 30, 2021 representing available borrowing capacity of $75 million. In October 2021, the revolving credit facility was further amended to, among other things, increase the borrowing base to $175 million. See further discussion in Note 9 — Revolving Credit Facility to the Company's consolidated financial statements included herein.
Distributions
For the year ended September 30, 2021, the Company authorized and declared quarterly dividends totaling approximately $18.1 million, with $17.8 million paid in cash and $0.3 million payable to restricted shareholders upon vesting.
Contractual Obligations
In July 2021, as part of a planned expansion of Stakeholder’s primary gas processing plant, the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company has committed to purchasing supplies totaling approximately $1.2 million and $3.3 million by January 2022 and April 2022, respectively.

Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements and accompanying notes included herein, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and assumptions used in preparation of the Company’s consolidated financial statements and it is at least reasonably possible these estimates could be revised in the near term and these revisions could be material.

Method of Accounting for Oil and Natural Gas Properties

We utilize the successful effort method of accounting for our oil and natural gas exploration and development activities which requires management's assessment of the proper designation of wells and associated costs as developmental or exploratory. This classification assessment is dependent on the determination and existence of proved reserves, which is a critical estimate discussed in the section below. The classification of developmental and exploratory costs has a direct impact on the amount of costs we initially recognize as exploration expense or capitalize, then subject to DD&A calculations and impairment assessments and valuations.

Once a well is drilled, the determination that proved reserves have been discovered may take considerable time and requires both judgment and application of industry experience. Development wells are always capitalized. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. At the end of each quarter, the status of all suspended exploratory drilling costs are reviewed to determine whether the costs should continue to remain capitalized or shall be expensed. When making this determination, current activities, near-term plans for additional exploratory or appraisal drilling and the likelihood of reaching a development program is considered. If future development activities and the determination of proved reserves are unlikely to occur, the associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the consolidated statements of operations. Otherwise, the costs of exploratory wells remain capitalized. At September 30, 2021, all suspended well costs have been suspended for greater than one year but less than two years.

Similar to the evaluation of suspended exploratory well costs, costs for undeveloped leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, undeveloped leasehold costs are assessed for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At September 30, 2021, the Company had approximately $20.6 million of undeveloped leasehold. Of the remaining undeveloped leasehold costs at September 30, 2021, approximately $0.3 million is scheduled to expire in 2022. The Company will renew or extend the lease if the leasehold expiring in 2022 relates to areas in which the Company is actively drilling. If our drilling is not successful, this leasehold could become partially or entirely impaired.

Oil and Natural Gas Reserves

Our estimates of proved and proved developed reserves are a major component of our depletion calculation. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. A third-party consulting firm prepares our reserve report which the estimates are based off of technical and economic data including, but not limited to, well test data, production data, historical price and cost information, and property ownership interests.

The passage of time provides more qualitative information regarding estimates of reserves, when revisions are made to prior estimates to reflect updated information. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

Derivatives

From time to time, we have used commodity derivatives for the purpose of mitigating the risk resulting from fluctuations in the market price of oil and natural gas. We exercise significant judgment in determining the types of instruments to be used, the level of production volumes to include in our commodity derivative contracts, and the prices at which we enter into commodity derivative contracts.

We have not designated our derivative instruments as hedges for accounting purposes and, as a result, mark our derivative instruments to fair value and recognize the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations. We are also required to recognize our derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation, and is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur.

Income Taxes

The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and provincial tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards.

Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The accruals for deferred tax assets and liabilities are often based on assumptions that are subject to a significant amount of judgment. These assumptions and judgments are reviewed and adjusted as facts and circumstances change, with our projection of earnings or losses during the current calendar year being the most significant judgement. Material changes to our income tax accruals may occur in the future based on the progress of ongoing audits, changes in legislation or resolution of pending matters.

Goodwill

We test goodwill for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. If the fair value is less than the carrying value, an impairment charge will be recognized for the amount by which the carrying amount exceeds the fair value. Because quoted market prices are not available, the fair value is estimated based upon a valuation analyses including comparable companies and transactions and premiums paid. An impairment loss is recognized if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.

The Company recognized goodwill of $19.0 million from the result of the Merger, all of which was allocated to the oil and natural gas properties acquired from the Merger. The Company bypassed the qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value amount, including goodwill, since the Company entered into a PSA shortly after acquiring the oil and natural gas properties. The Company compared the reporting unit fair value of $3.5 million with its carrying amount, including goodwill, of $19.0 million and recognized a goodwill impairment of $18.5 million. The impairment loss was recognized within loss from discontinued operations for the year ended September 30, 2021 in our consolidated statement of operations.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our significant accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Commodity Price Risk
The Company’s major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production with oil production being the majority of our total production. Pricing for oil, natural gas and NGLs have been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, natural gas and NGLs depend on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce.
The Company’s minimum hedging requirement was 50% of PDP volumes as of September 30, 2021. At September 30, 2021 and 2020, we had a net liability derivative position of $51.0 million and a net asset derivative position of $21.9 million, respectively, related to our price swaps, basis swaps and collars, to reduce price volatility associated with certain of our oil and natural gas sales. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. With respect to these fixed price swap contracts, the counterparty is required to make payment to the Company if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing and Crude Oil – Brent and with natural gas derivative settlements based on NYMEX Henry Hub and Waha Hub pricing.

Due to the volatility in oil and gas prices, we have historically used, and we expect to continue to use, commodity derivative instruments, such as swaps and collars, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments reduce, but do not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements.
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
Our principal exposures to credit risk are through receivables resulting from joint interest receivables and receivables from the sale of our oil and natural gas production due to the concentration of our oil and natural gas receivables. For the years ended September 30, 2021 and 2020, one purchaser accounted for 87% and 86%, respectively, of our revenue purchased, with three end customers each accounting for more than 10% of the purchased revenue. During such periods, no other purchaser accounted for 10% or more of our revenues. The inability or failure of this purchaser to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil and natural gas are fungible products with well-established markets.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.
Interest Rate Risk
As of September 30, 2021, we had $60 million of outstanding borrowings and an additional $75 million available under our revolving credit facility. The interest rate on the revolving credit facility was based off of LIBOR plus a specified margin during the year ended September 30, 2021. We have entered into floating-to-fixed interest rate swaps to manage interest rate exposure related to our revolving credit facility.

Item 8. Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this assessment, management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

We previously disclosed material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the Company's Form 10-Q as of March 31, 2021 and Item 1A herein, we had not yet designed an effective financial reporting process and did not complete thorough reviews of financial reports in a timely manner to allow for an appropriate level of analysis that would have identified these errors related to (i) accounting for stock-based compensation and our failure to record compensation expense for certain vested stock-based compensation grants in the correct reporting period, (ii) accounting for dividend distributions and our failure to record a declared dividend in the reporting period in which the dividend was declared, (iii) accounting for derivative settlements, and (iv) controls over preparation and review of the Company’s statement of cash flows were not effective.

From the identification of the material weaknesses, it was determined that a lack of sufficient personnel were in place to allow for appropriate and thorough review and supervision of the financial reporting process. Additionally, we identified enhancements to certain existing financial reporting processes that would facilitate timely identification of equity transactions. These enhancements were implemented during the fiscal year ended September 30, 2021. In addition to augmenting our financial reporting processes, we hired additional accounting personnel, including a Chief Accounting Officer and senior financial reporting accountant, and engaged third party consultants to provide technical accounting expertise and an additional layer of review. These additional accounting personnel and resources were put in place during 2021 and have been fully integrated into the financial reporting process and the company’s internal control over financial reporting. As these improvements were fully implemented and in place during our fiscal year ended September 30, 2021, a sustained period of effective operation was demonstrated during the fiscal year and in connection with the preparation of our consolidated financial statements for the fiscal year ended September 30, 2021, to enable the management of the Company to conclude the material weaknesses have been fully remediated as of September 30, 2021. There were no other changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Until we are an accelerated filer or a large accelerated filer (as defined in Exchange Act Rule 12b-2), we will not be required to comply with the auditor attestation requirements related to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended September 30, 2021.

Item 11. Executive Compensation

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended September 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended September 30, 2021.

Item 14. Principal Accountant Fees and Services

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended September 30, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
(1) Consolidated Financial Statements
Reference is made to the Index to Consolidated Financial Statements appearing on page F-1.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(3) Exhibits

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
10.9
Eighth Amendment to Credit Agreement dated as of March 5, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on May 17, 2021).

10.10
Ninth Amendment to Credit Agreement dated as of May 5, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on May 17, 2021).

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated effective as of February 26, 2021 by and between Riley Exploration Permian, Inc. and Michael J. Rugen (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 4, 2021).

10.22†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.24†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.25†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.26†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.27	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: December 14, 2021	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
/s/ Bobby D. Riley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 14, 2021
Bobby D. Riley

/s/ Philip Riley	Chief Financial Officer (Principal Financial Officer)	December 14, 2021
Philip Riley

/s/ Amber Bonney	Chief Accounting Officer (Principal Accounting Officer)	December 14, 2021
Amber Bonney

/s/ Brent Arriaga	Director	December 14, 2021
Brent Arriaga

/s/ Bryan H. Lawrence	Director	December 14, 2021
Bryan H. Lawrence

/s/ E. Wayne Nordberg	Director	December 14, 2021
E. Wayne Nordberg

/s/ Beth A. di Santo	Director	December 14, 2021
Beth A di Santo

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Riley Exploration Permian, Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in members’/shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of Oil and Natural Gas Reserves and Effect on Depreciation, Depletion and Amortization Expense (“DD&A”) Related to Proved Oil and Natural Gas Properties
The Company’s oil and natural gas properties, net balance as of September 30, 2021 was $345.8 million, which includes proved oil and natural gas properties of $402.2 million and accumulated DD&A of $88.3 million. DD&A expense was $25.2 million for the year ended September 30, 2021. As described in Note 2 to the consolidated financial statements, the Company accounts for its oil and natural gas activities using the successful efforts method of accounting which involves management’s use of internal and independent petroleum engineers to make estimates of proved oil and natural gas reserves necessary to record DD&A expense. To estimate the proved oil and natural gas reserves, management and their internal and independent petroleum engineers make significant estimates and assumptions including forecasting of future production volumes and lease operating expenses of proved oil and natural gas properties.
We have identified the estimation of future production volumes and lease operating expenses used to estimate proved oil and natural gas reserves and the associated effect on DD&A expense related to proved oil and natural gas properties as a critical audit matter. Estimating future production volumes and lease operating expenses involves a high degree of subjectivity from management and their internal and independent petroleum engineers. Changes in these estimates and assumptions could have a significant effect on the measurement of DD&A expense. In turn, auditing these estimates and assumptions required subjective and complex auditor judgement.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the professional qualifications of the internal and independent petroleum engineers, including their relationship to the Company, and making inquiries regarding the process and judgments used in estimating the Company’s proved oil and natural gas reserves.
•Comparing estimates of future production volumes, production decline analyses, and lease operating expenses against historical results of actual production volumes, production decline analyses, and lease operating expenses on a summary basis for all wells and a detailed basis for a sample of wells.
•Performing a retrospective review over management estimates of future production volumes made in prior periods as compared to actual results.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Houston, Texas
December 14, 2021

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$17,067	$1,660
Accounts receivable	17,473	10,128
Accounts receivable - related parties	456	55
Prepaid expenses and other current assets	1,730	1,752
Current derivative assets	—	18,819
Total current assets	36,726	32,414
Oil and natural gas properties, net (successful efforts)	345,797	310,726
Other property and equipment, net	3,183	1,801
Non-current derivative assets	106	3,102
Other non-current assets, net	2,419	2,949
Total Assets	$388,231	$350,992
Liabilities, Series A Preferred Units, and Members'/Shareholders' Equity
Current Liabilities:
Accounts payable	$12,234	$4,739
Accrued liabilities	19,355	8,688
Revenue payable	9,008	4,432
Income taxes payable	219	—
Advances from joint interest owners	214	254
Current derivative liabilities	42,144	—
Other current liabilities	441	450
Total Current Liabilities	83,615	18,563
Non-current derivative liabilities	8,932	—
Asset retirement obligations	2,306	2,268
Revolving credit facility	60,000	101,000
Deferred tax liabilities	11,628	1,834
Other non-current liabilities	60	418
Total Liabilities	166,541	124,083
Commitments and Contingencies (Note 15)
Series A Preferred Units	—	60,292
Members' Equity	—	166,617
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 19,672,050 and 0 shares issued and outstanding at September 30, 2021 and 2020, respectively	20	—
Additional paid-in capital	270,837	—
Accumulated deficit	(49,167)	—
Total Shareholders' Equity	221,690	—
Total Liabilities, Series A Preferred Units, and Members'/Shareholders' Equity	$388,231	$350,992
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2021	2020
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$148,636	$73,133
Contract services - related parties	2,400	3,800
Total Revenues	151,036	76,933
Costs and Expenses:
Lease operating expenses	21,975	20,243
Production and ad valorem taxes	8,636	4,280
Exploration costs	9,566	9,923
Depletion, depreciation, amortization and accretion	26,015	21,479
General and administrative:
Administrative costs	13,966	10,826
Unit-based compensation expense	689	963
Share-based compensation expense	6,104	—
Cost of contract services - related parties	477	503
Transaction costs	3,732	1,431
Total Costs and Expenses	91,160	69,648
Income From Operations	59,876	7,285
Other Income (Expense):
Interest expense	(4,534)	(5,299)
Gain (loss) on derivatives	(89,195)	33,876
Total Other Income (Expense)	(93,729)	28,577
Net Income (Loss) from Continuing Operations Before Income Taxes	(33,853)	35,862
Income tax expense	(13,016)	(718)
Net Income (Loss) From Continuing Operations	(46,869)	35,144
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

	Year Ended September 30,
	2021	2020
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Loss from discontinued operations	(18,738)	—
Income tax expense on discontinued operations	(59)	—
Loss on discontinued operations	(18,797)	—
Net Income (Loss)	(65,666)	35,144
Dividends on preferred units	(1,491)	(3,535)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$(67,157)	$31,609
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(3.02)	$2.54
Diluted	$(3.02)	$2.13
Net Loss per Share/Unit from Discontinued Operations:
Basic	$(1.17)	$—
Diluted	$(1.17)	$—
Net Income (Loss) per Share/Unit:
Basic	$(4.19)	$2.54
Diluted	$(4.19)	$2.13
Weighted Average Common Shares/Units Outstanding:
Basic	16,021	12,457
Diluted	16,021	16,509
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(In thousands)
Balance, September 30, 2019	1,527	$149,383	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	31	—	—	—	—	—	—
Purchase of common units under long-term incentive plan	(3)	(322)	—	—	—	—	—
Dividends on preferred units	—	(3,535)	—	—	—	—	—
Dividends on common units	—	(15,016)	—	—	—	—	—
Unit-based compensation expense	—	963	—	—	—	—	—
Net income	—	35,144	—	—	—	—	—
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(1,491)	—	—	—	—	—
Dividends on common units	—	(7,571)	—	—	—	—	—
Unit-based compensation expense	—	689	—	—	—	—	—
Net loss from October 1, 2020 through February 26, 2021	—	(27,058)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	1,939	—	1,939
Dividends declared	—	—	—	—	—	(10,559)	(10,559)
Net loss from February 27, 2021 through September 30, 2021	—	—	—	—	—	(38,608)	(38,608)
Issuance of common shares under long-term incentive plan	—	—	197	—	4,165	—	4,165
Common stock sold to public, net of issuance costs	—	—	1,667	2	46,682		46,684
Repurchased shares for tax withholding	—	—	(17)	—	(514)	—	(514)
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(65,666)	$35,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	18,797	—
Oil and gas lease expirations	9,347	7,902
Depletion, depreciation, amortization and accretion	26,015	21,341
(Gain) loss on plugging liabilities	—	138
(Gain) loss on derivatives	89,195	(33,876)
Settlements on derivative contracts	(16,304)	26,914
Amortization of deferred financing costs	653	648
Unit-based compensation expense	689	963
Share-based compensation expense	6,104	—
Deferred income tax expense	12,962	665
Changes in operating assets and liabilities:
Accounts receivable	(7,345)	1,515
Accounts receivable – related parties	(401)	449
Prepaid expenses and other current assets	201	839
Other non-current assets	—	84
Accounts payable and accrued liabilities	7,445	16
Income taxes payable	(54)	—
Revenue payable	4,576	(84)
Advances from joint interest owners	(40)	(108)
Other liabilities	(101)	—
Net Cash Provided By Operating Activities - Continuing Operations	86,073	62,550
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(58,329)	(47,183)
Acquisitions of oil and natural gas properties	(445)	(4,110)
Additions to other property and equipment	(1,714)	(228)
Tengasco acquired cash	860	—
Net Cash Used In Investing Activities - Continuing Operations	(59,628)	(51,521)
Cash Flows from Financing Activities:
Deferred financing costs	(139)	(1,476)
Proceeds from revolving credit facility	5,500	16,500
Repayment under revolving credit facility	(46,500)	(12,500)
Payment of common share/unit dividends	(18,286)	(15,297)
Proceeds from issuance of common stock	50,000	—
Public offering costs	(3,316)	—
Payment of preferred unit dividends	(1,491)	—
Common stock repurchased for tax withholding	(514)	—
Purchase of common units under long-term incentive plan	(191)	(322)
Net Cash Used in Financing Activities - Continuing Operations	(14,937)	(13,095)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	11,508	(2,066)
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Discontinued Operations:
Operating activities	7	—
Investing activities	3,892	—
Net Increase in Cash and Cash Equivalents from Discontinued Operations	3,899	—
Net Increase (Decrease) in Cash and Cash Equivalents	15,407	(2,066)
Cash and Cash Equivalents, Beginning of Period	1,660	3,726
Cash and Cash Equivalents, End of Period	$17,067	$1,660

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$3,234	$4,206
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$11,204	$(2,301)
Common share/unit dividends incurred but not paid	$(302)	$(173)
Asset retirement obligations	$113	$1,184
Preferred unit dividends paid in kind	$904	$3,482
Preferred unit dividends	$—	$3,535
Common stock issued in exchange for common units	$192,191	$—
Assets acquired and liabilities assumed in business combination	$3,695	$—
Common stock issued for business combination	$26,392	$—
Preferred units converted to common units	$61,196	$—
Non-cash Investing Activities - Discontinued Operations:
Goodwill incurred in business combination	$19,013	$—
Assets acquired and liabilities assumed in business combination	$2,824	$—
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)Nature of Business
Organization

Riley Exploration Permian, Inc., ("Riley Permian", "REPX", "the Company", "Registrant", "we", "our", or "us"), is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGLs in Texas and New Mexico. Our activities primarily include the horizontal development of the San Andres formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas.

On February 26, 2021 (the “Closing Date”), Riley Permian (f/k/a Tengasco, Inc. (“Tengasco”)), consummated the previously announced Merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP LLC”), as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and REP LLC. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into REP LLC, with REP LLC as the surviving company and as a wholly-owned subsidiary of Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc.
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

As oil and natural gas operations are considered essential in the State of Texas and New Mexico, the Company has not had any significant disruptions in operations.

This outbreak and the related responses of governmental authorities and others to limit the spread of the virus significantly reduced global economic activity, resulting in a significant decline in the demand for oil and other commodities. These factors caused a swift and material deterioration in commodity prices for a majority of 2020, which significantly impacted our revenues for 2020 and, to a lesser degree, 2021. However, near the end of 2020 and during 2021, oil prices have increased but are expected to continue to be volatile as these events evolve. The Company cannot estimate the full length or gravity of the future impacts at this time and if there is another significant decline in oil price, it could have a material adverse effect on the Company’s results of operations, financial position, liquidity and the value of oil and natural gas reserves.

(2)Basis of Presentation
These consolidated financial statements as of the years ended September 30, 2021 and 2020 include the accounts of Riley Permian and its wholly-owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Riley Employee Member, LLC ("REM"), Tengasco Pipeline Corporation ("TPC"), Tennessee Land & Mineral Corporation ("TLMC"), and Manufactured Methane Corporation ("MMC"), and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented. As of June 22, 2021, REM and REP LLC consummated an Agreement and Plan of Merger whereby REM was merged into REP LLC with REP LLC as the surviving entity.
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, members'/shareholders' equity, results of operations or cash flows.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)Summary of Significant Accounting Policies
Significant Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, accrued operating expenses and asset retirement obligations ("ARO"), the fair value determination of acquired assets and assumed liabilities, certain tax accruals and the fair value of derivatives.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions which may at times exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Accounts Receivable

Our receivables arise primarily from the sale of oil, natural gas and NGLs and joint interest owner receivables for properties in which we serve as the operator. Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts, if necessary.
Accounts receivable from oil, natural gas and NGL sales are generally due within 30 to 60 days after the last day of each production month. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items.

To the extent actual volumes and prices of oil, natural gas and NGLs are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volume and prices for these properties are estimated and recorded within accounts receivable in the accompanying consolidated balance sheets. Oil is priced based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. Natural gas pricing provisions are tied to a market index, with certain adjustments based on, among other factors, quality and heat content of natural gas, and prevailing supply and demand conditions. NGLs are priced based upon a market index with certain adjustments for transportation and fractionation. These market indices are determined on a monthly basis.

On October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This ASU replaced the incurred impairment model with an expected credit loss model for financial instruments, including accounts receivable. The ASU requires the Company to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under previous accounting guidance. As a result of adoption, the Company would establish allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur, if applicable. The Company would estimate uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Allowances for doubtful accounts would be recorded as reductions to the carrying values of the accounts receivables included in the Company’s consolidated balance sheets and would be recorded in Administrative costs in the consolidated statements of operations in the accounting periods if failure to collect an estimable portion is determined to be probable. The Company had no allowance for doubtful accounts at September 30, 2021 and 2020.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts receivable is summarized below:

	September 30,
	2021	2020
	(In thousands)
Oil, natural gas and NGL sales	$17,008	$6,919
Joint interest accounts receivable	413	1,022
Realized derivative receivable	42	2,187
Other accounts receivable	10	—
Total accounts receivable	$17,473	$10,128

Proved Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas producing activities. Under this method, all property acquisition costs, and costs of development wells are capitalized as incurred. The costs of development wells are capitalized whether producing or non-producing. Costs to drill exploratory wells are capitalized pending the determination of whether proved reserves are found. If an exploratory well is determined to be unsuccessful, the costs of drilling the unsuccessful exploratory well are charged to exploration costs.

Geological and geophysical costs, including seismic studies, are charged to exploration costs as incurred. Expenditures incurred to operate and for maintenance, repairs and minor renewals necessary to maintain our oil and natural gas properties in operating condition are charged to lease operating expenses as incurred.

Capitalized costs of proved oil and natural gas properties are amortized using the units-of-production method based on production and estimates of proved reserve quantities. Leasehold acquisition costs of proved properties are depleted over total estimated proved reserves, and capitalized development costs of wells and related equipment and facilities are depleted over-estimated proved developed reserves.

On the sale or retirement of a complete unit of a proved property or field, the cost and related accumulated depletion, depreciation and amortization are eliminated from the oil and natural gas property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the unamortized cost of the property is apportioned to the interest sold and the interest retained is accounted for on the basis of the fair value of the retained interests and a gain or loss is recognized.

Unproved Oil and Natural Gas Properties

Unproved oil and natural gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs. Lease acquisition costs related to successful drilling are reclassified to proved oil and natural gas properties.

Upon the sale of an entire interest in an unproved property for cash or cash equivalents, a gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from the sale of partial interests in unproved oil and natural gas properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.

Impairment of Oil and Natural Gas Properties

The cost of proved oil and natural gas properties are assessed on a field-by-field basis for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The expected undiscounted future cash flows of the oil and natural gas properties are compared to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties is adjusted to estimated fair value. Assumptions associated with discounted cash flow models or valuations used in the impairment evaluation include estimates of

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

future oil, natural gas and NGL prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. Unproved oil and natural gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. See further discussion in Note 7 – Fair Value Measurements.
Business Combinations
In accordance with ASC 805 - Business Combinations (“ASC 805”), the Company accounts for its acquisitions that qualify as a business using the acquisition method. If the set of assets and activities acquired is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.
The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with the acquisition method, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values. Transaction costs related to the business combination are expensed as incurred. This fair value measurement is based on unobservable (Level 3) inputs. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain.
Other Property and Equipment, Net
Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Depreciation expense for other property and equipment amounted to $420 thousand and $428 thousand for the years ended September 30, 2021 and 2020, respectively. Capitalized costs related to leasehold improvements are depreciated over the life of the lease.
Deferred Financing Costs
Deferred financing costs include origination, arrangement, legal and other fees to issue or amend the terms of credit facility agreements. These deferred financing costs are reported as other non-current assets and recognized on the consolidated statement of operations as interest expense by amortizing the costs over the related financing using the straight-line method, which approximates the effective interest method.
Equity Issuance Costs
Equity issuance costs include underwriter, legal, accounting, printing and other fees to issue common equity securities. These issuance costs are netted against offering proceeds at the time of issuance and are reported as other non-current assets when related to the issuance of common equity securities. The issuance costs are expensed to the consolidated statement of operations if the issuance is unsuccessful.
Other Non-Current Assets
Other non-current assets consisted of the following:

	September 30,
	2021	2020
	(In thousands)
Deferred financing costs, net	$1,353	$1,867
Prepayments to outside operators	707	284
Right of use assets	309	700
Other deposits	50	98
Total other non-current assets, net	$2,419	$2,949

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,
	2021	2020
	(In thousands)
Accrued capital expenditures	$9,718	$2,964
Accrued lease operating expenses	2,428	1,617
Accrued general and administrative costs	4,375	2,125
Accrued dividends on preferred units	—	903
Other accrued expenditures	2,834	1,079
Total accrued liabilities	$19,355	$8,688
Asset Retirement Obligations
ARO consist of future plugging and abandonment expenses on oil and natural gas properties. The fair value of the ARO is recorded as a liability in the period in which wells are drilled with a corresponding increase in the carrying amount of oil and natural gas properties. The liability is accreted for the change in its present value each period and the capitalized cost is depreciated using the units-of-production method. The asset and liability is adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.
Components of the changes in ARO for the years ended September 30, 2021 and 2020 are shown below:

	September 30,
	2021	2020
	(In thousands)
ARO, beginning balance	$2,326	$1,203
Liabilities incurred	113	68
Liabilities acquired	—	1,161
Revision of estimated obligations	—	(45)
Liability settlements and disposals	(92)	(131)
Accretion	87	70
ARO, ending balance	2,434	2,326
Less: current ARO(1)	(128)	(58)
ARO, long-term	$2,306	$2,268
_____________________
(1)Current ARO is included within other current liabilities on the consolidated balance sheets.

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
The impairment test should occur at the reporting unit level determined by the Company and an impairment should only exist if the Company has determined the carrying value of the goodwill no longer exceeds the implied fair value. If the Company determines it is more likely than not the fair value of the reporting unit is less than its carrying value, including

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goodwill, then a quantitative assessment is necessary. An impairment loss is recognized if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.
The Company assessed the goodwill balance recognized from the Merger of $19.0 million for impairment since the Company entered into a purchase and sale agreement ("PSA") on March 10, 2021 for $3.5 million before closing adjustments. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale. At the closing of the Merger, the Company determined it had two reporting units, and the entire goodwill balance of $19.0 million was included in the reporting unit acquired in the Merger (the "Kansas Reporting Unit"). The Company did not fully integrate the Kansas Reporting Unit in the Company's operations as it was deemed to be held for sale upon acquisition. See further discussion in Note 4 - Acquisitions and Divestitures. The carrying value of the Kansas Reporting Unit was $22.0 million. At the closing of the Merger, the Company concluded the fair value of the Kansas Reporting Unit was $3.5 million. As the carrying value exceeded the implied fair value at the time of the closing of the Merger, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations on the consolidated statement of operations, of $18.5 million for the year ended September 30, 2021.
Revenue Recognition
Oil Sales

Under the Company’s oil sales contracts, oil that is produced by the Company is delivered to the purchaser at a contractually agreed-upon delivery point at which point the purchaser takes custody, title and risk of loss of the product. Once control has been transferred, the purchaser transports the product to a third party and receives market-based prices from the third party. The Company receives a percentage of proceeds received by the purchaser less transportation costs in accordance with the pricing provisions in the Company's contracts. As transportation costs are incurred after the transfer of control, the costs are included in oil and natural gas sales and represent part of the transaction price of the contract. The pricing provisions also provide quantity requirements and grade and quality specifications. The Company recognizes revenue at the net price received when control transfers to the purchaser.
Natural Gas and NGL Sales

Under the Company’s natural gas gathering and processing contracts, natural gas is delivered to the purchaser at the inlet of the purchasers gathering system, at which point title and risk of loss is transferred to the purchaser. The purchaser gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of natural gas and NGLs in accordance with the pricing provisions of the Company's contracts. As the gathering, processing and transportation activities occur after the transfer of control, these costs are netted against our oil and natural gas sales and represent part of the transaction price of the contract, and may exceed the sales price. The pricing provisions also provide quantity requirements and grade and quality specifications. The Company recognizes revenue on a net basis for amounts expected to be received from third party customers through the marketing process.
Transaction Price Allocated to Remaining Performance Obligations

For the contracts that are short term in nature with a contract term of one year or less, the Company applies the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Based on the Company’s current product sales contracts, with contract terms ranging from one to ten years, each unit of production is considered a separate performance obligation and therefore future production volumes are wholly unsatisfied and do not require allocation or disclosure of the transaction price to remaining performance obligations.
Contract Balances

Under the Company’s product sales contracts, the Company has the right to invoice customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue is recorded in the month in which production is delivered to the purchaser. However, certain settlement statements for oil, natural gas and NGLs may not be received for thirty to ninety days after the date production is delivered and, as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences identified between the Company’s revenue estimates and actual revenue received historically have not been significant. For the years ended September 30, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Disaggregation of Revenue

The following table presents oil and natural gas sales from continuing operations disaggregated by product:

	Year Ended September 30,
	2021	2020
	(In thousands)
Oil and natural gas sales:
Oil	$136,421	$74,895
Natural gas(1)	7,500	(1,267)
Natural gas liquids(1)	4,715	(495)
Total oil and natural gas sales, net	$148,636	$73,133
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing and transportation fees which at times exceed the price received and result in negative average prices.
Contract Services with Related Parties

The Company has contracts with related parties to provide certain contract operating, accounting and back-office support services. Revenue related to these contract services is recognized over time as the services are rendered, and the fee is stated within the contract at a fixed monthly rate. Costs directly attributable to performing these services are also recognized as the services are rendered. Refer to Note 8 – Transactions with Related Parties for a more detailed discussion regarding these contracts.

Revenue Payable

For certain oil and natural gas properties, where the Company serves as operator, the Company receives production proceeds from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds that the Company has not yet distributed to other revenue and royalty owners are reflected as revenue payable in the consolidated balance sheets.

Lease Operating Expenses

Lease operating costs, including payroll for field personnel, saltwater disposal, electricity, generator rentals, diesel fuel and other operating expenses, are expensed as incurred and included in lease operating expenses in our consolidated statements of operations.
Income Taxes
Upon closing of the Merger on February 26, 2021, Tengasco was renamed to Riley Exploration Permian, Inc. and REP LLC became a wholly-owned subsidiary of Riley Permian, the consolidated company. In addition, Riley Permian became a C-corporation which is subject to current federal and state income taxes, including Texas Margin Tax. See further discussion in Note 4 - Acquisitions and Divestitures. See further discussion in Note 12 - Income Taxes.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Realization of deferred tax assets is contingent on the generation of future taxable income. As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recognized.
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. There are no unrecorded liabilities for uncertain tax positions related to the Company as of September 30, 2021 and 2020.
Interest Expense

We have financed a portion of our working capital requirements, capital expenditures and certain acquisitions with borrowings under our revolving credit facility. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest expense in the consolidated statement of operations reflects interest, unused commitment fees paid to our lender, interest rate swap settlements plus the amortization of deferred financing costs (including origination and amendment fees). Interest expense was $4.5 million and $5.3 million for the years ended September 30, 2021 and 2020.
Concentrations of Credit Risk
Our customer concentration may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry.
We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the years ended September 30, 2021 and 2020, one purchaser accounted for 87% and 86%, respectively, of our revenue purchased, with three end customers each accounting for more than 10% of the purchased revenue. During such periods, no other purchaser accounted for 10% or more of our revenues. The loss of either of this purchaser could materially and adversely affect our revenues in the short-term. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil, natural gas and NGLs are marketable products with well-established markets.
We manage credit risk related to accounts receivable through credit approvals, escrow accounts and monitoring procedures. Accounts receivable are generally not collateralized. However, we routinely assess the financial strength of our customers and, based upon factors surrounding the credit risk, establish an allowance for uncollectible accounts, if required. As a result, we believe that our accounts receivable credit risk exposure beyond such allowance is limited.
Environmental and Other Issues
We are engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures. In connection with our acquisition of existing or previously drilled well bores, we may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, we would be responsible for curing such a violation.
We account for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.
Fair Value Measurements
Certain financial instruments are reported at fair value on our consolidated balance sheets. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of a liability in an orderly transaction between market participants (i.e. an exit price). To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability and have the lowest priority.
The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments. The carrying value reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates.
Derivative Contracts
We report the fair value of derivatives on the consolidated balance sheets in derivative assets and derivative liabilities as either current or noncurrent based on the timing of the settlement of individual trades. Trades that are scheduled to settle in the next twelve months are reported as current. The Company nets derivative assets and liabilities, in the consolidated balance sheets, whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract.
For the years ended September 30, 2021 and 2020, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are recognized in earnings. Cash settlements of contracts are included in cash flows from operating activities in the consolidated statement of cash flows. Derivative contracts are settled on a monthly basis.
The fair value of the derivatives is established using index prices, volatility curves and discount factors. The value we report in our consolidated financial statements is as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors.
The use of derivatives involves the risk that the counterparties to such contracts will be unable to meet their obligations under the terms of the agreement. To minimize the credit risk with derivative instruments, it is our policy to enter into derivative contracts primarily with counterparties that are financial institutions that are also lenders within our revolving credit facility. Under the terms of the current counterparties' contracts, only those that are lenders under our revolving credit facility are secured by the same collateral as outlined in our revolving credit facility. The counterparties are not required to provide credit support to the Company. See further discussion in Note 6 – Derivative Instruments.
Leases

The Company reviews all contracts to determine if a lease exists at contract inception. A lease exists when the Company has the right to obtain substantially all of the economic benefit of a specific asset and to control the use of that asset over the term of the agreement. Identified leases are classified as an operating or finance lease, which determines the recognition, measurement and presentation of expenses. As of September 30, 2021, the Company did not have any finance leases. Operating leases are capitalized on the consolidated balance sheet at commencement date through a lease right-of-use ("ROU") asset and lease liability representing the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Options to extend or terminate leases are included in the lease term when it is reasonably certain the Company will exercise the option. For operating leases, lease costs are recognized on a straight-line basis over the term of the lease.

The Company elected certain practical expedients and made certain accounting policy elections that impacted the effect of adoption on the consolidated balance sheets and statement of operations, including: (i) a package of practical expedients which

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowed the Company to not reassess contracts that commenced prior to adoption in regards to lease terms, lease classification and indirect costs incurred prior to adoption, (ii) excluding land easements that existed or expired prior to adoption, (iii) policy election that eliminates the need for adjusting prior period comparable financial statements prepared under prior lease accounting guidance and (iv) to not apply the recognition requirements under the standard to short-term leases.

The present value of operating lease payments and amortization of the lease liability is calculated using a discount rate. When available, the Company uses the rate implicit in the lease as the discount rate; however, most of the Company’s leases do not provide a readily determinable implicit rate. In such cases, the Company is required to use its incremental borrowing rate ("IBR"). The Company’s IBR reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date.

ROU asset and lease liability balances were as follows as of September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands)
ROU asset	$309	$700
Current lease liability	$314	$392
Long-term lease liability	$—	$314

The ROU asset, current lease liability, and long-term lease liability was included in other non-current asset, other current liabilities and non-current lease liabilities, respectively, on the accompanying consolidated balance sheet. For the year ended September 30, 2021 and 2020, the Company recorded $0.4 million in lease expense which is included in general and administrative costs on the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a Current Expected Credit Losses (“CECL”) methodology. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective October 1, 2020 using a modified retrospective approach. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements or related disclosures.

The Company is exposed to credit losses primarily through receivables that result from oil and natural gas sales. Estimates of expected credit losses for accounts receivables consider factors such as historical collection experience, credit quality of our customers and current and future economic and market conditions.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to improve the effectiveness of disclosures in the notes to the consolidated financial statements. This ASU removes certain disclosure requirements around transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, modifies certain reporting requirements around Level 3 fair value measurements and investments in certain entities that calculate net asset value, and adds certain disclosure requirements for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Issued Accounting Standards Not Yet Adopted
In December 2019,the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance and is effective for public business entities beginning after December 15, 2020 with early adoption permitted.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022.

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
Pursuant to the Merger Agreement and on the Closing Date, each restricted share of common stock issued to holders of restricted common units in REP LLC in conjunction with the Merger were issued under the 2021 Long Term Incentive Plan (the "2021 LTIP"). See further discussion in Note 10 – Members'/Shareholders' Equity.
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
The following table summarizes the consideration for the Merger (presented in thousands, except stock price):

Tengasco common stock price	$29.64
Tengasco common stock - issued and outstanding as of February 26, 2021	891
Total consideration	$26,392
The Company incurred approximately $5.0 million of related costs to date for the Merger, of which $3.6 million and $1.4 million was expensed for the year ended September 30, 2021 and 2020, respectively, as transaction costs on the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated statement of operations. Included in the above costs, the Company incurred success fees of $1.75 million upon closing of the Merger which is included within transaction costs on the consolidated statement of operations.
The Company has completed the determination of the fair value attributable to the assets acquired and liabilities assumed as of September 30, 2021. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 26, 2021 (in thousands):

Assets
Cash and cash equivalents	$860
Account receivable	325
Prepaid and other current assets	759
Total current assets	1,944
Oil and gas properties	4,525
Other property and equipment	91
Right of use assets	42
Other non-current assets	4
Deferred tax assets	2,987
Total assets acquired	$9,593
Liabilities
Accounts payable	130
Accrued liabilities	409
Current lease liabilities, operating	42
Current lease liabilities, financing	68
Total current liabilities	649
Asset retirement obligations	1,565
Total liabilities assumed	2,214
Net identifiable assets acquired	7,379
Goodwill	19,013
Net assets acquired	$26,392
The goodwill recognized was primarily attributable to a substantial increase in the stock price of Tengasco on the Closing Date, which increased the amount of the consideration transferred. The Company does not expect goodwill to be deductible for tax purposes. The Company did not integrate the acquired properties and the acquisition met the assets held for sale criteria on the Closing Date. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale.
Post-Acquisition Operating Results
Net loss attributable to the operations of the assets and liabilities acquired in the Merger of $115 thousand was included in loss from discontinued operations on the consolidated statement of operations for the year ended September 30, 2021. On April 2, 2021, the Company closed on the sale of the Kansas Reporting Unit with an effective date of March 1, 2021. A net loss of $18.8 million on discontinued operations, net of state and federal taxes, was included in loss on discontinued operations for the year ended September 30, 2021.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the years ended September 30, 2021 and 2020 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The unaudited pro forma information includes adjustments for $3.6 million of transaction costs being reclassified to the first quarter of fiscal year 2020 which were incurred during the year ended September 30, 2021. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment Tengasco recognized under the full-cost method of accounting, which would not have been

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax affected using a 21% tax rate. The common stock was also adjusted for the conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

	Year Ended September 30,
	2021	2020
	(In thousands, except per share/unit amounts)
	(Unaudited)
Total Revenues	$151,036	$76,933
Pro Forma Net Income (Loss) from Continuing Operations	(30,146)	33,075
Pro Forma Net Income (Loss) from Discontinued Operations	275	(18,203)
Pro Forma Net Income (Loss) before Taxes	(29,871)	14,872
Pro forma income tax benefit (expense)	6,273	(3,123)
Pro Forma Net Income (Loss)	$(23,598)	$11,749
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(1.88)	$0.66
Diluted	$(1.88)	$0.71

Net Income (Loss) per Share/Unit from Discontinued Operations:
Basic	$0.02	$(1.46)
Diluted	$0.02	$(1.46)
The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Merger been completed as of October 1, 2019 and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.
Acquisitions
On December 20, 2019, the Company acquired 1,237 net acres (unaudited) in Yoakum County, Texas. The acquisition included 17 total wells, with 11 producing and 6 salt water disposals, for a total purchase price of $3.3 million, as adjusted for customary closing items. The transaction was accounted for as an asset acquisition and was therefore recorded based on the total consideration paid, with value assigned to unproved oil and natural gas properties, capitalized asset retirement cost and ARO.
During the years ended September 30, 2021 and 2020, the Company made several additional acquisitions in the ordinary course of business totaling $0.4 million and $0.8 million, respectively, for oil and natural gas properties, none of which individually were considered significant. These transactions were accounted for as asset acquisitions and was recorded based on the total consideration paid, with value assigned to unproved oil and natural gas properties.
Divestitures
On April 2, 2021, the Company closed on the sale of the Kansas Reporting Unit for an agreed upon purchase price of $3.5 million, less approximately $0.2 million of closing adjustments. See further discussion in Note 13 - Discontinued Operations and Assets Held for Sale.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transaction Costs

Transaction costs consist of those costs associated with investment banking, accounting, legal and other diligence costs related to unsuccessful acquisitions or successful acquisitions accounted for as business combinations. The Company recognized acquisition costs related to the Merger for the years ended September 30, 2021 and 2020 included in the table below:

	Year Ended September 30,
	2021	2020
	(In thousands)
Business combination acquisition costs	$3,572	$1,431
Other	160	—
Total transaction costs	$3,732	$1,431

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	Year Ended September 30,
	2021	2020
	(In thousands)
Proved	$402,165	$326,420
Unproved	20,557	32,084
Work-in-progress	11,411	15,398
	434,133	373,902
Accumulated depletion and amortization	(88,336)	(63,176)
Total oil and natural gas properties, net	$345,797	$310,726
At September 30, 2021 and 2020, the Company had one and two exploratory wells, respectively, drilled but uncompleted that were included in work-in-progress with associated well costs of $3.7 million and $7.1 million, respectively. During the year ended September 30, 2021, one of the exploratory wells was completed, resulting in $3.4 million of costs transferred from work-in-progress to proved properties. At September 30, 2021, the Company had one exploratory well with costs of $3.7 million that has been capitalized for greater than one year but less than two years. The Company is in the process of evaluating completion methods for this exploratory well.
Depletion and amortization expense for proved oil and natural gas properties was $25.2 million and $20.8 million, respectively, for the year ended September 30, 2021 and 2020.
The Company incurred $9.6 million and $9.9 million of exploration costs, including $9.3 million and $7.9 million related to the expiration of oil and natural gas leases for the years ended September 30, 2021 and 2020, respectively.

(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use may also limit future revenues from favorable price changes. For the years ended September 30, 2021 and 2020, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are recognized in earnings.
As of September 30, 2021, the Company's oil and natural gas derivative instruments consisted of the following types:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the open financial derivative positions as of September 30, 2021, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q4 2021	558,116	$51.65	$—	$—
Q1 2022	405,000	$55.66	$—	$—
Q2 2022	405,000	$55.66	$—	$—
Q3 2022	330,000	$54.07	$—	$—
Q4 2022	330,000	$54.07	$—	$—
2023	360,000	$59.01	$—	$—

Natural Gas Swaps (Mcf)
Q4 2021	555,000	$3.03	$—	$—
Q1 2022	540,000	$3.26	$—	$—
Q2 2022	540,000	$3.26	$—	$—
Q3 2022	540,000	$3.26	$—	$—
Q4 2022	540,000	$3.26	$—	$—

Oil Collars (Bbl)
Q1 2022	90,000	$—	$35.00	$42.63
Q2 2022	90,000	$—	$35.00	$42.63
Q3 2022	90,000	$—	$35.00	$42.63
Q4 2022	90,000	$—	$35.00	$42.63

Oil Basis (Bbl)
Q4 2021	435,000	$0.40	$—	$—
Q1 2022	180,000	$0.40	$—	$—
Q2 2022	180,000	$0.40	$—	$—
Q3 2022	180,000	$0.40	$—	$—
Q4 2022	180,000	$0.40	$—	$—
Interest Rate Contracts
The Company has entered into floating-to-fixed interest rate swaps (we receive a floating market rate equal to one-month LIBOR and pay a fixed interest rate) to manage interest rate exposure related to the Company's revolving credit facility.
The following table summarizes the open interest rate derivative positions as of September 30, 2021:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
October 2021 - September 2023	$40,000	0.24%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the consolidated balance sheets as of September 30, 2021 and 2020:

	September 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$186	$(186)	$—
Non-current derivative assets	228	(122)	106
Current derivative liabilities	(42,330)	186	(42,144)
Non-current derivative liabilities	(9,054)	122	(8,932)
Total	$(50,970)	$—	$(50,970)

	September 30, 2020
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$19,690	$(871)	$18,819
Non-current derivative assets	4,651	(1,549)	3,102
Current derivative liabilities	(871)	871	—
Non-current derivative liabilities	(1,549)	1,549	—
Total	$21,921	$—	$21,921
The following table presents the Company's derivative activities for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
	(In thousands)
Fair value of net asset (liability), beginning of period	$21,921	$14,959
Gain (loss) on derivatives	(89,195)	33,876
Settlements on derivatives	16,304	(26,914)
Fair value of net asset (liability), end of period	$(50,970)	$21,921

(7)Fair Value Measurements
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments. The carrying value reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The revolving line of credit is considered a level 3 measurement.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using internal discounted cash flow calculations based upon forward curves. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and 2020, by level within the fair value hierarchy:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$308	$—	$—
Interest rate assets	$—	$106	$—	$—
Financial liabilities:
Commodity derivative liabilities	$—	$(51,336)	$—	$—
Interest rate liabilities	$—	$(48)	$—	$—

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$24,341	$—	$24,341
Financial liabilities:
Commodity derivative liabilities	$—	$(1,672)	$—	$(1,672)
Interest rate liabilities	$—	$(748)	$—	$(748)
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
The fair value of asset retirement obligations incurred and acquired during the years ended September 30, 2021 and 2020, totaled approximately $0.1 million and $1.2 million, respectively. The fair value of additions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well for all oil and natural gas wells and for all disposal wells; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) our average credit-adjusted risk-free rate. These assumptions represent Level 3 inputs.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Transactions with Related Parties
Contract Services
RPOC provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. The monthly fee was $250 thousand through June 30, 2020, $150 thousand for July 1, 2020 and $100 thousand effective August 1, 2020. RPOC also has the option to participate as a working interest owner in Combo wells operated by RPOC. Combo was previously owned by Oakspring Energy Holdings, LLC ("Oakspring") and by a wholly-owned subsidiary of Riley Exploration Group, Inc. ("REG"). On December 31, 2020, Oakspring contributed its interest in Combo to certain investment funds of Yorktown Partners, LLC, and the wholly-owned subsidiary of REG contributed its interest in Combo to Riley Exploration Group, LLC. Combo and REG are portfolio companies of Yorktown Energy Partners XI, L.P. ("Yorktown XI"), certain managed funds of which have investments in the Company (all deemed to be related parties). One of our executives held positions with REG and Combo at September 30, 2021. Our Executive Vice President, Business Intelligence is the President of both REG and Combo, as well as a board member of Combo.

Additionally, RPOC provides certain administrative and operational services to REG in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement.
The following table presents revenues from contract services for related parties:

	Year Ended September 30,
	2021	2020
	(In thousands)
Combo	$1,200	$2,600
REG	1,200	1,200
Contract services - related parties	$2,400	$3,800

Cost of contract services	$477	$503
The Company had amounts due from Combo of $0.5 million and $0.1 million at September 30, 2021 and 2020, respectively, which are reflected in accounts receivable - related parties on the accompanying consolidated balance sheets. There were no amounts due to the Company from REG as of September 30, 2021 or 2020.
Consulting and Legal Fees
The Company has an arrangement with one of its board members to provide certain legal and advisory services. For the years ended September 30, 2021 and 2020, the Company incurred legal fees from this board member or an entity associated with the board member of $1.0 million and $0.4 million, respectively. As of September 30, 2021 and 2020, the Company had $0.0 million and $0.2 million in amounts due to this board member or an entity associated with the board member for legal services. Such amounts were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. As of September 30, 2021, the revolving credit facility had a borrowing base of $135 million. Substantially all of the Company’s assets are pledged to secure the revolving credit facility.

Effective October 15, 2019, the Company amended its revolving credit facility to increase the borrowing base from $135 million to $180 million and had the ability to request an increase in its lender commitments up to the approved $200 million borrowing base amount. Effective May 7, 2020, the Company amended its revolving credit facility to decrease the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowing base from $180 million to $150 million. Effective August 31, 2020, the Company amended its revolving credit facility to decrease the borrowing base from $150 million to $132.5 million. Effective March 5, 2021, the Company and REP LLC entered into the Eighth Amendment to the credit facility pursuant to which the parties thereto reaffirmed the borrowing base at $135 million with total commitments increasing to $135 million.
On October 21, 2020, REP LLC entered into an amendment to its revolving credit facility to incorporate the changes in the legal structure of REP LLC upon consummation of the Merger, including the joinder of the Company as the parent guarantor thereto. The amendment was effective upon closing of the Merger. Effective August 31, 2021, the revolving credit facility was amended to among other things extend the maturity date of the facility to September 28, 2023.
The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The facility currently requires semi-annual redeterminations on February 1 and August 1. During these redetermination periods, the Company’s borrowing base may be increased and may also be reduced in certain circumstances. The revolving credit facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the credit agreement). The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 2.50% and 3.50% (depending on the borrowing base utilization percentage). The annual interest rate on each Base Rate Loan is (i) the greatest of (a) the administrative agent’s prime lending rate, (b) the federal funds rate plus 0.5% per annum or (c) the adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (ii) a margin between 1.50% and 2.50% (depending on the borrowing base utilization percentage). The Company is also subject to an unused commitment fee of between 0.375% and 0.500% (depending on the borrowing base utilization percentage).

The credit agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.5 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0 as of the last day of any fiscal quarter. The credit agreement also contains a total leverage ratio for Restricted Payments after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.75 to 1.0. The Company is also required to prepay the revolving credit facility if at any time the consolidated cash balance is in excess of the greater of $15 million or 10% of the borrowing base for five consecutive business days and the Company has not identified an approved intended use for the excess cash. The credit agreement also contains other customary affirmative and negative covenants and events of default. The Company’s minimum hedging requirement was 50% as of September 30, 2021.

In October 2021, the revolving credit facility was further amended to, among other things, increase the borrowing base to $175 million, provide for the transition away from LIBOR to an alternative reference rate and change the requirements for Restricted Payments to consider the Company's total leverage ratio and available free cash flow under certain circumstances.
The following table summarizes the Company's interest expense:

	Year Ended September 30,
	2021	2020
	(In thousands)
Interest expense	$3,686	$4,416
Amortization of deferred financing costs	653	648
Unused commitment fees	195	235
Total interest expense	$4,534	$5,299
As of September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 2.83% and 4.09%, respectively.

As of September 30, 2021 and 2020, the Company was in compliance with all covenants contained in the credit agreement and had $60 million and $101 million, respectively, of outstanding borrowings and an additional $75 million and $31.5 million, respectively, available under the borrowing base.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Members’/Shareholders' Equity
Public Offering of Common Stock
On June 30, 2021, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Truist Securities, Inc., as the representative of the other several underwriters named in the Underwriting Agreement. On July 2, 2021, the Company issued 1,666,667 shares of common stock at a price to the public of $30.00 per share in accordance with the Underwriting Agreement. Net proceeds from the issuance were approximately $46.7 million, after deducting the underwriting fees and other offering costs incurred.
Dividends
For the years ended September 30, 2021 and 2020, the Company declared quarterly cash dividends on its common units and common stock totaling approximately $18.1 million and $15 million, respectively. The cash dividends were declared for all issued and outstanding common shares or units, including vested and unvested under the respective Long Term Incentive Plan in effect during the period of dividend declaration. The portion of the cash dividend attributable to the unvested restricted shares issued under the 2021 LTIP is included in accrued liabilities on the consolidated balance sheet and will be paid in cash once the unvested restricted shares fully vest. Any accrued but unpaid cash dividends attributable to the unvested restricted shares issued under the 2018 LTIP was paid in accordance with the Merger Agreement immediately prior consummation of the Merger. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
The table below summarizes the following cash distributions declared to common shareholders and unitholders during the years ended 2021 and 2020:

Quarter Ended	Per Share/Unit Distribution(1)	Total Distribution
2021
September 30, 2021	$0.28	$5.5
June 30, 2021	$—	$—
March 31, 2021(2)	$0.29	$8.8
December 31, 2020	$0.30	$3.8

2020
September 30, 2020	$0.20	$2.5
June 30, 2020	$0.20	$2.5
March 31, 2020	$0.40	$5.0
December 31, 2019	$0.40	$5.0
_____________________
(1)Per unit amounts for dividends declared before the Closing Date of the Merger have been effected by giving adjustment to the 1-for-12 reverse stock split and exchange ratio of 97.796467.
(2)On February 4, 2021, the Board of Managers of REP LLC declared a $3.8 million cash dividend, paid on February 5, 2021. On March 4, 2021, the Board of Directors of the Company declared a cash dividend of $0.28 per share or $5.0 million total, paid on May 7, 2021.
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the 1-for-12 reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 989,283 shares remained available as of September 30, 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2021 Long-Term Incentive Plan
The 2021 LTIP will provide for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws ("ISO's:); (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights, or SARs; (iv) restricted stock awards; (v) restricted stock units, or RSUs; (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards, all of which will collectively be referred to as the "Awards".
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
Restricted Shares: The Company granted 397,739 restricted shares to executives, employees and independent directors of the Company during the year ended September 30, 2021, of which 198,024 restricted shares were issued as substitute awards under the 2021 LTIP at the closing of the Merger. The holder of these restricted shares receives dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are reported in accrued liabilities and other non-current liabilities. The Company estimates the fair values of the restricted shares as the closing price of the Company's common stock on the grant date of the award, with the expense amortized on a straight-line basis and recognized over the vesting period.
The following table shows a summary of the restricted shares granted during the year ended September 30, 2021:

2021 Long-Term Incentive Plan
Grant Date	Restricted Shares	Vesting Period	Average Price	Compensation Expense
				(In thousands)
February 26, 2021	198,024	8-32 months	$13.33	$744
March 1, 2021	3,374	12 months	$24.21	44
March 15, 2021	158,582	N/A(1)	$28.99	4,597
April 1, 2021	37,759	12 months	$28.99	719
				$6,104
_____________________
(1)On April 1, 2021, these restricted shares fully vested.
The following table presents the Company's restricted stock activity during the year ended September 30, 2021 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2020	—	$—
Granted	397,739	$21.16
Vested	(169,370)	$28.99
Forfeited	—	$—
Unvested at September 30, 2021	228,369	$15.35
Total share-based compensation expense of $6.1 million is included in general and administrative costs on the Company's consolidated statement of operations for the restricted share awards granted under the 2021 LTIP during the year ended September 30, 2021. The Company will recognize any forfeited shares, and any unpaid dividends for those shares, as they occur as an increase to accrued liabilities and a reduction from shareholders' equity on the consolidated balance sheet. Approximately $2.3 million of additional share-based compensation expense will be recognized over the weighted average life for these grants of 21 months.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2018 Long-Term Incentive Plan
In connection with the Merger and in accordance with the Merger Agreement, each unvested restricted unit outstanding under the 2018 LTIP was converted into restricted shares of the Company under the 2021 LTIP. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Restricted Units: The Company granted 13,309 restricted units to executives and employees of the Company during the year ended September 30, 2021. The Company determined the fair value of the common units in accordance with ASC 718 using an options pricing model. The holder of these restricted units participated in dividend distributions in which the accrued dividends would be paid once the shares vest. Immediately prior to the consummation of the Merger and in accordance with the Merger Agreement, any accrued but unpaid cash dividends on the unvested restricted units issued under the 2018 LTIP was paid. The total expense was amortized on a straight-line basis and recognized over the vesting period.

The following table shows a summary of the restricted units granted and the expense during the years ended September 30, 2021 and 2020:

2018 Long-Term Incentive Plan
Grant Date	Restricted Units	Vesting Period	Average Price	Compensation Expense
				2021	2020
				(In thousands)
April 29, 2019	14,766	36 months	$113.25	$278	$676
February 1, 2020	15,767	36 months	$100.69	203	287
October 1, 2020	13,309	36 months	$112.47	208	—
				$689	$963
The following table presents the Company's restricted stock unit activity during the year ended September 30, 2021 under the 2018 LTIP:

2018 Long-Term Incentive Plan
	Restricted Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2020	23,909	$105.62
Granted	13,309	$112.47
Vested	(10,213)	$107.30
Forfeited	(2,706)	$104.89
Converted(1)	(24,299)	$108.75
Unvested at September 30, 2021	—	$—
_____________________
(1)The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Total unit-based compensation expense of $0.7 million and $1.0 million, respectively, is included in general and administrative costs on the Company's consolidated statement of operations for all of the issuances outstanding for the year ended September 30, 2021 and 2020. The Company recognized any forfeited shares, and any unpaid dividends for those shares, as they occurred as an increase to accrued liabilities and a reduction from shareholders' equity on the consolidated balance sheet.

(11)Preferred Units
As of August 13, 2020, REP LLC entered into the Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth LLC Agreement") which declared the mandatory redemption date for all Series A Preferred Units in cash to one

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year following the expiration of the credit agreement (as may be further amended, restated, supplemented, modified or replaced from time to time) which was set to mature on September 28, 2023.
In accordance with ASC 480 Distinguishing Liabilities From Equity, equity securities are required to be classified outside of permanent equity in temporary equity if they are redeemable or may become redeemable for cash or other assets. As the Company was not considered to have sole control over the contractually mandated redemption during the year ended September 30, 2020 based on the set redemption in 2024, the Series A Preferred Units were classified as mezzanine equity until they were converted into common units, as discussed below.
Immediately prior to the closing of the Merger on February 26, 2021 and in accordance with the Merger Agreement, REP LLC converted each issued and outstanding Series A Preferred Unit into one common unit and paid the holders of REP LLC Series A Preferred Units a cash payment equal to the amount of any unpaid dividends accruing between October 1, 2020 and February 26, 2021 in accordance with the Fourth LLC Agreement. The Company converted 511,695 Series A Preferred Units with a value of $61.2 million to common units in accordance with the Fourth LLC Agreement and Merger Agreement. Additionally, the cash payment of any unpaid dividends accrued between October 1, 2020 and February 26, 2021 was $1.5 million on 511,695 Series A Preferred Units.
The tables below summarize the preferred unit activity during the years ended September 30, 2021 and 2020:

	Units	Amount
		(In thousands)
Balance, September 30, 2019	475,152	$56,810
Dividends paid in kind	29,016	3,482
Balance, September 30, 2020	504,168	60,292
Dividends paid in kind	7,527	904
Units converted to common units	(511,695)	(61,196)
Balance, September 30, 2021	—	$—
After the closing of the Merger, the Company's authorized capital stock includes 25 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding as of September 30, 2021.

(12)Income Taxes
REP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns, even though such taxable income or tax credits may not have been distributed. In connection with the closing of the Merger, the Company's tax status changed from a limited liability company to a C-corporation. As a result, the Company is responsible for federal and state income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of REP LLC only from February 27, 2021 through September 30, 2021 in the accompanying consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	September 30,
	2021	2020
	(In thousands)

Current income tax expense:
Federal	$2	$—
State	52	—
Total current income tax expense	54	—
Deferred income tax expense:
Federal	14,202	—
State	(1,240)	718
Total deferred income tax expense	12,962	718
Total income tax expense	$13,016	$718

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company's net deferred tax position is as follows:

	September 30,
	2021	2020
	(In thousands)
Deferred tax assets
Unrealized gain on derivatives	$11,006	$—
Intangibles	222	—
Inventory	23	—
Share-based compensation	480	—
Accruals and other	578	—
Net operating loss	5,422	—
Total deferred tax assets	17,731	—
Oil and gas assets	(29,161)	(1,669)
Other fixed assets	(198)	—
Unrealized gain on derivatives	—	(165)
Total deferred tax liabilities	(29,359)	(1,834)
Net deferred tax liabilities	$(11,628)	$(1,834)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	September 30,
	2021	2020

Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	(1.0)%	—%
Transaction costs	(1.5)%	—%
Stock compensation	(0.1)%	—%
State income taxes, net of federal benefit	0.4%	2.0%
Change in tax status	(40.1)%	—%
Income subject to taxation by REP LLC's unitholders	(17.1)%	(21.0)%
Effective income tax rate	(38.4)%	2.0%
The Company's federal income tax returns for the years subsequent to September 30, 2017 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to September 30, 2017. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any uncertain tax positions.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss ("NOL") carryforwards following a change in control. The Merger caused a stock ownership change for purposes of Section 382 which is subject to an approximate annual limit. The Company has federal net operating losses subject to the annual Section 382 limit of $13.7 million of which $4.9 million will expire beginning in 2022 with the remaining $8.8 million of the NOL's not expiring. Additionally, the Company has approximately $12.1 million of federal net operating losses generated after the Merger that are not limited by Section 382 and are not subject to expiration. We believe it is more likely than not the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

(13)Discontinued Operations and Assets Held For Sale
Kansas Reporting Unit
On March 10, 2021, the Company entered into a PSA to divest of the Kansas Reporting Unit for an agreed upon purchase price of $3.5 million before certain closing adjustments. In addition, the Company also agreed to assign to the buyer its lease associated with Tengasco's former corporate office in Greenwood Village, Colorado. With Tengasco qualifying as a business and the Kansas Reporting Unit making up a significant portion of the assets of Tengasco, the Company concluded that the transaction met the requirements of assets held for sale and discontinued operations upon the acquisition date. The sale closed on April 2, 2021 for an adjusted purchase price of $3.3 million, after customary closing adjustments.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the loss on discontinued operations reported in the consolidated statement of operations for the year ended September 30, 2021 (in thousands):

Oil and natural gas sales	$—
Total revenues	—
Lease operating expenses	115
Goodwill impairment	18,516
Total expenses	18,631
Other expense	107
Loss from discontinued operations before income taxes	(18,738)
Income tax expense	(59)
Net loss from discontinued operations, net of tax	$(18,797)
For further discussion of revenues and expenses included in discontinued operations, see further discussion in Note 4 - Acquisitions and Divestitures.

(14)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. Certain restricted shares of the Company met the criteria of a participating security. The Company calculated net income or loss per share/unit using the two-class method for those shares.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the years ended September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$(46,869)	$35,144
Less: Dividends on preferred units	(1,491)	(3,535)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$(48,360)	$31,609

Basic weighted-average common shares/units outstanding	16,021	12,457
Effecting of dilutive securities:
Series A preferred units	—	3,999
Restricted shares/units	—	53
Diluted weighted-average common shares/units outstanding	16,021	16,509
Continuing Operations:
Basic net income (loss) per common share/unit	$(3.02)	$2.54
Diluted net income (loss) per common share/unit	$(3.02)	$2.13
_____________________________________________________
(1) Used in basic and diluted net loss per share calculation for September 30, 2021 since the Company was in a net loss position.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended September 30, 2021 and 2020, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	September 30,
	2021	2020
	(In thousands)
Restricted shares/units	228	153
(15)Commitments and Contingencies
Legal Matters
The Company has been named as a defendant in an action commenced on November 30, 2021 in United States Bankruptcy Court For the Northern District of Texas Dallas Division by the Trustee for the Chapter 11 Bankruptcy of Hoactzin Partners, L.P. (“Hoactzin”), an affiliate of Peter Salas (“Salas”). The complaint alleges that, through a series of transactions involving Salas and various Hoactzin affiliates spanning 2014 through 2018, Hoactzin fraudulently transferred its working interests in certain wells on its Kansas acreage (the “Kansas Working Interests”) to Dolphin Direct Equity Partners, L.P. (“DDEP”), an entity substantially owned and controlled by Salas. Subsequently, DDEP sold the Kansas Working Interests to the Company in October 2018, one year prior to Hoactzin bankruptcy filing in October 2019, for an amount the complaint alleges was purportedly less than the reasonable value of such Kansas Working Interests. The action seeks, among other things, to recover approximately $14 million in damages, as well as an unspecified amount of punitive damages and attorney’s fees.

The complaint alleges that Salas, DDEP and the Company are jointly and severally liable for the damages incurred by Hoactzin, During the period of the purported fraudulent transfers giving rise to the claims set forth in the complaint, Salas was Chairman of the Board of Tengasco, Inc., which subsequently merged with Riley Exploration - Permian, LLC on February 26, 2021 and was renamed Riley Exploration Permian, Inc. Concurrently with the closing of the merger, Salas resigned his position from the Board and no longer holds any position as a director or officer of the Company. On April 2, 2021, the Company closed on the sale of all assets it held in Kansas to a third party for an adjusted purchase price of $3.3 million, after customary closing adjustments. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the claims and the defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of September 30, 2021 and September 30, 2020. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no environmental liabilities as of September 30, 2021 or 2020.
Contractual Commitments
In July 2021, as part of a planned expansion of Stakeholder’s primary gas processing plant, the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company committed to purchasing supplies totaling approximately $1.2 million and $3.3 million by January 2022 and April 2022, respectively.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(16)Subsequent Events
On October 7, 2021, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock, payable on November 4, 2021 to its shareholders of record at the close of business on October 21, 2021.
Effective October 7, 2021, the Company executed two agreements related to its EOR project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC and the second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.
Effective October 12, 2021, the Company amended its revolving credit facility to increase the borrowing base and elected commitments of the lenders thereto from $135 million to $175 million. See further discussion in Note - 9 Revolving Credit Facility.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
(17)Supplemental Information on Oil and Natural Gas Operations (Unaudited)

Capitalized Costs

Capitalized costs include the cost of properties, equipment and facilities for oil and natural gas producing activities. Capitalized costs for proved properties include costs for oil and natural gas leaseholds where proved reserves have been identified, development wells and related equipment and facilities, including development wells in progress.
Capitalized costs for unproved properties include costs for acquiring oil and natural gas leaseholds where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or in active completion, and costs of exploratory wells suspended or waiting on completion. For a summary of these costs, please refer to Note 5 – Oil and Natural Gas Properties.
Costs Incurred for Property Acquisition, Exploration and Development
Amounts reported as costs incurred include both capitalized costs and costs charged to expense when incurred for oil and natural gas property acquisition, exploration and development activities. Costs incurred also include new ARO established in the current year as well as increases or decreases to ARO resulting from changes to cost estimates during the year. Exploration costs presented below include the costs of drilling and equipping successful and unsuccessful exploration wells during the year, geological and geophysical expenses and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells and construction of related production facilities.
The following summarizes the costs incurred for oil and natural gas property acquisition, exploration and development activities for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
	2021	2020
	(In thousands)
Acquisition of properties
Proved	$74	$1,187
Unproved	1,562	5,331
Exploration costs	7,993	8,039
Development costs	59,948	43,684
Total costs incurred	$69,577	$58,241

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
Results of Operations
The following table includes revenues and expenses associated with the Company's oil and natural gas producing activities. They do not include any allocation of the Company's interest costs or general corporate overhead. For the year ended September 30, 2020, they also do not include estimated corporate taxes since the Company was not a taxpaying entity for federal income tax purposes. Therefore, the following schedule is not necessarily indicative of the contribution of net earnings of the Company's oil and natural gas operations.

	Years Ended September 30,
	2021	2020
	(In thousands)
Oil, natural gas and NGL sales	$148,636	$73,133
Lease operating expenses	21,975	20,243
Production and ad valorem taxes	8,636	4,280
Exploration costs	9,566	9,923
Depletion, accretion and amortization	25,347	20,936
Results of operations	83,112	17,751
Income tax expense (1)	(13,505)	—
Results of operations, net of income tax expense	$69,607	$17,751
_____________________________________________________
(1)    Subsequent to the Closing Date of the Merger, the statutory combined federal and state tax rate of 21.59% is used. Prior to the Closing Date of the Merger and for the year ended September 30, 2020, the Company was a flow-through entity for federal income tax purposes. As such, no taxes are reflected here as taxable income was passed through to its members.

Oil, Natural Gas and NGL Quantities
Our reserve reports, as of September 30, 2021 and 2020, were prepared by Netherland, Sewell & Associates, Inc. and are presented below. All reserves are located within the continental United States. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimate is made. Proved developed oil, natural gas and NGL reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
The following table sets forth information for the years ended September 30, 2021 and 2020 with respect to changes in the Company’s proved (i.e. proved developed and undeveloped) reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)

September 30, 2019	37,159	40,991	10,812	54,803
Extensions and discoveries	2,265	3,030	642	3,412
Revisions	(206)	11,290	(513)	1,163
Production	(2,060)	(1,628)	(260)	(2,591)
September 30, 2020	37,158	53,683	10,681	56,787
Extensions and discoveries	9,308	12,089	2,436	13,759
Revisions	2,138	12,850	492	4,772
Production	(2,341)	(2,603)	(380)	(3,155)
September 30, 2021	46,263	76,019	13,229	72,163

Proved Developed Reserves, Included Above
September 30, 2019	19,198	23,096	6,045	29,092
September 30, 2020	19,149	31,137	5,847	30,186
September 30, 2021	26,170	46,173	7,650	41,516

Proved Undeveloped Reserves, Included Above
September 30, 2019	17,961	17,895	4,767	25,711
September 30, 2020	18,009	22,546	4,834	26,601
September 30, 2021	20,093	29,846	5,579	30,647

As of September 30, 2021, reserves were comprised of 64.1% oil, 17.6% natural gas and 18.3% NGL. 2021 proved reserves were estimated based on prices of $55.73 per Bbl of oil, $0.99 per Mcf of natural gas and $9.83 per Bbl of NGL. Prices used in the 2021 reserve report are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period October 2020 through September 2021. For oil and NGL volumes, the average WTI spot price of $57.64 per Bbl is adjusted for quality, transportation fees, and market differentials. The fees associated with the transportation contract are included as a deduction to oil revenue. For gas volumes, the average Henry Hub spot price of $2.94 per MMBtu is adjusted for energy content, transportation fees and market differentials.
As of September 30, 2020, reserves were comprised of 65.4% oil, 15.8% natural gas and 18.8%% NGL. 2020 proved reserves were estimated based on prices of $41.91 per Bbl of oil, $(0.06) per Mcf of natural gas and $(1.96) per Bbl of NGL. Prices used in the 2020 reserve report are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period October 2019 through September 2020. For oil and NGL volumes, the average WTI spot price of $43.63 per Bbl is adjusted for quality, transportation fees, and market differentials. The fees associated with the transportation contract are included as a deduction to oil revenue. For gas volumes, the average Henry Hub spot price of $1.97 per MMBtu is adjusted for energy content, transportation fees and market differentials.

For the year ended September 30, 2021, the Company had upward revisions of previous estimates of 4,772 MBoe. These revisions are primarily the result of increases in pricing. The Company had extensions and discoveries to proved developed and proved non-developed reserves of 13,759 MBoe which consisted of 6,564 MBoe as a result of drilling successful wells that were previously classified as unproved locations, and the addition to proved undeveloped of 7,195 MBoe as a result of drilling successful wells offsetting locations that were previously unproven locations. During the fiscal year in 2021, the Company did not purchase any additional reserves.
For the year ended September 30, 2020, the Company had upward revisions of previous estimates of 1,163 MBoe. These revisions consisted of a positive revision of 1,840 MBoe due to pricing and differentials, a downward revision of 1,952 MBoe due to lease operating expenses and a positive revision of 1,275 MBoe which was the result of better well performance that exceeded previous estimates. The Company had extensions and discoveries to proved developed and proved non-developed

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
reserves of 3,412 MBoe which consisted of 1,404 MBoe as a result of drilling successful wells that were previously classified as unproved locations, and the addition to proved undeveloped of 2,008 MBoe as a result of drilling successful wells offsetting locations that were previously unproven locations. During the year ended September 30, 2020, the Company did not purchase any additional reserves.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil, Natural Gas and NGL Reserves
The Company follows the guidelines prescribed in ASC Topic 932 Extractive Activities – Oil and Gas for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The following summarizes the policies used in the preparation of the accompanying oil, natural gas and NGL reserve disclosures, standardized measures of discounted future net cash flows from proved oil, natural gas and NGL reserves and the reconciliations of standardized measures from year to year.
The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows: (i) estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions; (ii) estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company’s proved reserves to the year-end quantities of those reserves for reserves; (iii) future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions, plus Company overhead incurred; (iv) future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company’s proved oil and natural gas reserves; and, (v) future net cash flows are discounted to present value by applying a discount rate of 10%.
The assumptions used to compute the standardized measure are those prescribed by the FASB and the Securities and Exchange Commission. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations, since these reserve quantity estimates are the basis for the valuation process. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company’s oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.
The following summary sets forth the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure prescribed in ASC Topic 932:

	September 30,
	2021	2020
	(In thousands)
Future crude oil, natural gas and NGLs sales (1) (2)	$2,783,910	$1,533,286
Future production costs	(839,167)	(550,427)
Future development costs	(218,765)	(144,912)
Future income tax expense (3)	(324,487)	(3,167)
Future net cash flows	1,401,491	834,780
10% annual discount	(848,555)	(532,442)
Standardized measure of discounted future net cash flows	$552,936	$302,338
_____________________________________________________
(1)    2021 proved reserves were derived based on prices of $55.73 of oil, $0.99 of natural gas and $9.83 of NGL.
(2)    2020 proved reserves were derived based on prices of $41.91 of oil, $(0.06) of natural gas and $(1.96) of NGL.
(3)    The Company's calculations of the standardized measure of discounted future net cash flows as of September 30, 2020 included the Company’s obligation for Texas Margin Tax but excluded the effect of estimated future income tax expenses as the Company was a limited liability company and not subject to income taxes.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
Principal sources of change in the Standardized Measure are shown below:

	Year Ended September 30,
	2021	2020
	(In thousands)
Balance, beginning of period	$302,338	$442,212
Sales of crude oil, natural gas and NGLs, net	(118,030)	(48,611)
Net change in prices and production costs	237,475	(162,571)
Net changes in future development costs	(18,856)	(12,348)
Extensions and discoveries	144,392	17,490
Revisions of previous quantity estimates	50,283	7,328
Previously estimated development costs incurred	12,844	10,448
Net change in income taxes	(124,625)	891
Accretion of discount	30,551	44,627
Other	36,564	2,872
Balance, end of period	$552,936	$302,338