Form 10-Q
period 2021-12-31
Riley Exploration Permian, Inc.
filed 2022-02-14
CIK 1001614

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of February 7, 2022 was 19,514,935.

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the "Company," "Riley Permian," "REPX," "we," "us," or "our" are to Riley Exploration Permian, Inc., together with its consolidated subsidiaries.

DEFINITIONS
The following are abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil.

Boe/d	Stock tank barrel equivalent of oil per day.
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
MBbl	One thousand barrels of oil or other liquid hydrocarbons.
MBoe	One thousand Boe.
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas.
MMBtu	One million British thermal units.
Abbreviations.
ARO	Asset Retirement Obligation.
ASU	Accounting Standards Update.
CO2	Carbon Dioxide.
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate.
NGL	Natural gas liquids.
NYSE	New York Stock Exchange.
Oil	Crude oil and condensate.
SEC	Securities and Exchange Commission.
U.S. GAAP	Accounting principles generally accepted in the United States of America.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") are "forward-looking statements" as defined by the SEC. All statements, other than statements of historical fact, contained in this Quarterly Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended September 30, 2021. We continue to face many risks and uncertainties including, but not limited to:

•the volatility of oil, natural gas and NGL prices;
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic and any related variants), including reactive or proactive measures taken by governments, regulatory agencies and businesses related to the pandemic, and the effects of COVID-19 on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;
•regional supply and demand factors, any delays, curtailment delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits;
•cost and availability of gathering, pipeline, refining, transportation and other midstream and downstream activities;
•severe weather and other risks that lead to a lack of any available markets;
•our ability to successfully complete mergers, acquisitions and divestitures;
•the risk that the Company's EOR project may not perform as expected or produce the anticipated benefits;
•risks relating to our operations, including development drilling and testing results and performance of acquired properties and newly drilled wells;
•any reduction in our borrowing base on our revolving credit facility from time to time and our ability to repay any excess borrowings as a result of such reduction;
•the impact of our derivative strategy and the results of future settlement;
•our ability to comply with the financial covenants contained in our Credit Agreement;
•conditions in the capital, financial and credit markets and our ability to obtain capital needed for development and exploration operations on favorable terms or at all;
•the loss of certain tax deductions;
•risks associated with executing our business strategy, including any changes in our strategy;
•inability to prove up undeveloped acreage and maintain production on leases;
•risks associated with concentration of operations in one major geographic area;
•legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions, and disposal of produced water, which may be negatively impacted by regulation or legislation;
•the ability to receive drilling and other permits or approvals and rights-of-way in a timely manner (or at all), which may be restricted by governmental regulation and legislation;
•risks related to litigation;
•evolving geopolitical and military hostilities in other areas of the world; and
•cybersecurity threats, technology system failures and data security issues.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31, 2021	September 30, 2021
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$8,317	$17,067
Accounts receivable	18,002	17,473
Accounts receivable - related parties	—	456
Prepaid expenses and other current assets	4,902	1,730
Current derivative assets	83	—
Total current assets	31,304	36,726
Oil and natural gas properties, net (successful efforts)	359,131	345,797
Other property and equipment, net	3,174	3,183
Non-current derivative assets	267	106
Other non-current assets, net	2,293	2,419
Total Assets	$396,169	$388,231
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$7,737	$12,234
Accounts payable - related parties	164	—
Accrued liabilities	12,874	19,355
Revenue payable	11,370	9,008
Current derivative liabilities	30,984	42,144
Other current liabilities	947	874
Total Current Liabilities	64,076	83,615
Non-current derivative liabilities	9,515	8,932
Asset retirement obligations	2,261	2,306
Revolving credit facility	65,000	60,000
Deferred tax liabilities	17,384	11,628
Other non-current liabilities	95	60
Total Liabilities	158,331	166,541
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 19,836,885 and 19,672,050 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	20	20
Additional paid-in capital	271,737	270,837
Accumulated deficit	(33,919)	(49,167)
Total Shareholders' Equity	237,838	221,690
Total Liabilities and Shareholders' Equity	$396,169	$388,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,
	2021	2020
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$56,650	$22,414
Contract services - related parties	600	600
Total Revenues	57,250	23,014
Costs and Expenses:
Lease operating expenses	7,419	4,568
Production and ad valorem taxes	3,005	1,289
Exploration costs	611	424
Depletion, depreciation, amortization and accretion	6,867	5,990
General and administrative:
Administrative costs	3,633	2,445
Unit-based compensation expense	—	413
Share-based compensation expense	951	—
Cost of contract services - related parties	150	148
Transaction costs	1,258	1,049
Total Costs and Expenses	23,894	16,326
Income From Operations	33,356	6,688
Other Income (Expense):
Interest expense	(896)	(1,235)
Loss on derivatives	(5,193)	(13,909)
Total Other Income (Expense)	(6,089)	(15,144)
Net Income (Loss) Before Income Taxes	27,267	(8,456)
Income tax benefit (expense)	(5,869)	515
Net Income (Loss)	21,398	(7,941)
Dividends on preferred units	—	(917)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$21,398	$(8,858)
Net Income (Loss) per Share/Unit:
Basic	$1.10	$(0.71)
Diluted	$1.09	$(0.71)
Weighted Average Common Shares/Units Outstanding:
Basic	19,470	12,469
Diluted	19,569	12,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)
	Three Months Ended December 31, 2021
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
Share-based compensation expense	—	—	—	—	919	—	919
Repurchased shares for tax withholding	—	—	(10)	—	(19)	—	(19)
Issuance of common shares under long-term incentive plan	—	—	175	—	—	—	—
Dividends declared	—	—	—	—	—	(6,150)	(6,150)
Net income	—	—	—	—	—	21,398	21,398
Balance, December 31, 2021	—	$—	19,837	$20	$271,737	$(33,919)	$237,838

	Three Months Ended December 31, 2020
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Dividends on preferred units	—	(917)	—	—	—	—	—
Dividends on common units	—	(3,801)	—	—	—	—	—
Unit-based compensation expense	—	413	—	—	—	—	—
Net loss	—	(7,941)	—	—	—	—	—
Balance, December 31, 2020	1,568	$154,371	—	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$21,398	$(7,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Oil and gas lease expirations	588	424
Depletion, depreciation, amortization and accretion	6,867	5,990
Loss on derivatives	5,193	13,909
Settlements on derivative contracts	(16,014)	5,173
Amortization of deferred financing costs	282	155
Unit-based compensation expense	—	413
Share-based compensation expense	951	—
Deferred income tax expense (benefit)	5,756	(515)
Changes in operating assets and liabilities:
Accounts receivable	(529)	(397)
Accounts receivable – related parties	456	(258)
Prepaid expenses and other current assets	(3,172)	(39)
Other non-current assets	—	1
Accounts payable and accrued liabilities	(2,625)	(385)
Accounts payable - related parties	164	—
Income taxes payable	113	—
Revenue payable	2,362	95
Advances from joint interest owners	—	(2)
Advances from related parties	—	570
Other liabilities	(63)	—
Net Cash Provided By Operating Activities	21,727	17,193
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(29,011)	(9,389)
Additions to other property and equipment	(117)	(318)
Net Cash Used In Investing Activities	(29,128)	(9,707)
Cash Flows from Financing Activities:
Deferred financing costs	(274)	(52)
Proceeds from revolving credit facility	5,000	2,000
Repayment under revolving credit facility	—	(5,500)
Payment of common share/unit dividends	(6,056)	(3,717)
Common stock repurchased for tax withholding	(19)	—
Net Cash Used in Financing Activities	(1,349)	(7,269)
Net Increase (Decrease) in Cash and Cash Equivalents	(8,750)	217
Cash and Cash Equivalents, Beginning of Period	17,067	1,660
Cash and Cash Equivalents, End of Period	$8,317	$1,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Three Months Ended December 31,
	2021	2020
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$495	$850
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$(8,443)	$(680)
Common share/unit dividends incurred but not paid	$(114)	$(84)
Asset retirement obligations	$56	$17
Preferred unit dividends paid in kind	$—	$904
Preferred unit dividends	$—	$917
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

On February 26, 2021 (the “Closing Date”), Riley Permian (f/k/a Tengasco, Inc. (“Tengasco”)), consummated a merger, dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP LLC”). Merger Sub merged with and into REP LLC, with REP LLC as the surviving company and as a wholly owned subsidiary of Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc.

(2)Basis of Presentation
These unaudited condensed consolidated financial statements as of December 31, 2021 and for the three months ended December 31, 2021 and 2020 include the accounts of Riley Permian and its wholly owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulation of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2021.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported total liabilities and results of operations or cash flows.

These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended December 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the future impacts of COVID-19 and other factors.

(3)Summary of Significant Accounting Policies
Significant Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, accrued capital expenditures and operating expenses, AROs, the fair value determination of acquired assets and assumed liabilities, certain tax accruals and the fair value of derivatives.
Accounts Receivable
Accounts receivable is summarized below:

	December 31, 2021	September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$17,562	$17,008
Joint interest accounts receivable	409	413
Realized derivative receivable	—	42
Other accounts receivable	31	10
Total accounts receivable	$18,002	$17,473
The Company had no allowance for doubtful accounts at December 31, 2021 and September 30, 2021.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	December 31, 2021	September 30, 2021
	(In thousands)
Deferred financing costs, net	$1,345	$1,353
Prepayments to outside operators	690	707
Right of use assets	208	309
Other deposits	50	50
Total other non-current assets, net	$2,293	$2,419
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2021	September 30, 2021
	(In thousands)
Accrued capital expenditures	$5,618	$9,718
Accrued lease operating expenses	2,534	2,428
Accrued general and administrative costs	3,404	4,375
Other accrued expenditures	1,318	2,834
Total accrued liabilities	$12,874	$19,355
Asset Retirement Obligations
Components of the changes in ARO for the three months ended December 31, 2021 and year ended September 30, 2021 are shown below:

	December 31, 2021	September 30, 2021
	(In thousands)
ARO, beginning balance	$2,434	$2,326
Liabilities incurred	56	113
Liability settlements and disposals	(58)	(92)
Accretion	21	87
ARO, ending balance	2,453	2,434
Less: current ARO(1)	(192)	(128)
ARO, long-term	$2,261	$2,306
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Oil and natural gas sales:
Oil	$50,623	$22,107
Natural gas	2,705	119
Natural gas liquids	3,322	188
Total oil and natural gas sales, net	$56,650	$22,414
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance and is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU effective October 1, 2021. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
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
(4)Acquisitions
Business Combination Between REP LLC and Tengasco
Immediately prior to the closing of the Merger on February 26, 2021, REP LLC converted all of its issued and outstanding Series A Preferred Units into common units of REP LLC. In connection with the Merger, holders of common units of REP LLC were entitled to receive, in exchange for each common unit, shares of common stock of Tengasco (which was renamed Riley Exploration Permian, Inc.), par value $0.001 per share (“Tengasco common stock”) based on the exchange ratio set forth in the Merger Agreement (the “Exchange Ratio”), with cash paid in lieu of the issuance of any fractional shares. The Exchange Ratio was 97.796467 shares of Tengasco common stock for each common unit of REP LLC (as adjusted for the reverse stock split). Immediately prior to the closing of the Merger, Tengasco effected a one-for-twelve reverse stock split resulting in outstanding common stock of approximately 17.8 million shares including shares of Tengasco common stock issued in the Merger.
The combination between REP LLC and Tengasco qualified as a business combination, with REP LLC being treated as the accounting acquirer. The assets acquired and liabilities assumed were recognized on the consolidated balance sheet at fair value as of the acquisition date.
The consideration paid in the Merger by REP LLC as the accounting acquirer totaled approximately $26.4 million and was determined based on the closing price of Tengasco’s common stock on February 26, 2021 and the total number of shares outstanding immediately prior to the Merger. The Merger was structured as a tax-free reorganization for United States federal income tax purposes.
The following table summarizes the consideration for the Merger (presented in thousands, except stock price):

Tengasco common stock price	$29.64
Tengasco common stock - issued and outstanding as of February 26, 2021	891
Total consideration	$26,392
The Company incurred $1.0 million of costs related to the Merger during the three months ended December 31, 2020, which is included in transaction costs on the condensed consolidated statement of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The Company completed the determination of the fair value attributable to the assets acquired and liabilities assumed as of September 30, 2021. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 26, 2021 (in thousands):

Assets
Cash and cash equivalents	$860
Account receivable	325
Prepaid and other current assets	759
Total current assets	1,944
Oil and gas properties	4,525
Other property and equipment	91
Right of use assets	42
Other non-current assets	4
Deferred tax assets	2,987
Total assets acquired	9,593
Liabilities
Accounts payable	130
Accrued liabilities	409
Current lease liabilities, operating	42
Current lease liabilities, financing	68
Total current liabilities	649
Asset retirement obligations	1,565
Total liabilities assumed	2,214
Net identifiable assets acquired	7,379
Goodwill	19,013
Net assets acquired	$26,392
The goodwill recognized was primarily attributable to a substantial increase in the stock price of Tengasco on the Closing Date, which increased the amount of the consideration transferred.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three months ended December 31, 2020 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The unaudited pro forma information includes adjustments for $0.9 million of transaction costs being reclassified to the first quarter of fiscal year 2020 which were incurred during the three months ended December 31, 2020. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax affected using a 21% tax rate. The common stock was also adjusted for the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

Three Months Ended December 31, 2020
(In thousands, except per share/unit amounts)
Total Revenues	$23,014
Pro Forma Net Income (Loss) before Taxes	(6,647)
Pro forma income tax benefit (expense)	1,396
Pro Forma Net Income (Loss)	$(5,251)
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(0.30)
Diluted	$(0.30)
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

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	December 31, 2021	September 30, 2021
	(In thousands)
Proved	$421,779	$402,165
Unproved	18,839	20,557
Work-in-progress	13,534	11,411
	454,152	434,133
Accumulated depletion and amortization	(95,021)	(88,336)
Total oil and natural gas properties, net	$359,131	$345,797
Depletion and amortization expense for proved oil and natural gas properties was $6.7 million and $5.9 million for the three months ended December 31, 2021 and 2020, respectively.
The Company incurred $0.6 million and $0.4 million of exploration costs, which primarily related to the expiration of oil and natural gas leases for the three months ended December 31, 2021 and 2020, respectively.

(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use may also limit future revenues from favorable price changes. For the three months ended December 31, 2021 and 2020, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expenses) in the condensed consolidated statement of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
As of December 31, 2021, the Company's oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of December 31, 2021, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q1 2022	345,000	$57.47	$—	$—
Q2 2022	345,000	$57.47	$—	$—
Q3 2022	270,000	$56.03	$—	$—
Q4 2022	270,000	$56.03	$—	$—
2023	720,000	$53.27	$—	$—

Natural Gas Swaps (Mcf)
Q1 2022	360,000	$3.26	$—	$—
Q2 2022	540,000	$3.26	$—	$—
Q3 2022	540,000	$3.26	$—	$—
Q4 2022	540,000	$3.26	$—	$—

Oil Collars (Bbl)
Q1 2022	90,000	$—	$35.00	$42.63
Q2 2022	90,000	$—	$35.00	$42.63
Q3 2022	90,000	$—	$35.00	$42.63
Q4 2022	90,000	$—	$35.00	$42.63

Oil Basis (Bbl)
Q1 2022	240,000	$0.41	$—	$—
Q2 2022	240,000	$0.41	$—	$—
Q3 2022	240,000	$0.41	$—	$—
Q4 2022	240,000	$0.41	$—	$—
Interest Rate Contracts
The Company has entered into floating-to-fixed interest rate swaps (we receive a floating market rate equal to one-month LIBOR and pay a fixed interest rate) to manage interest rate exposure related to the Company's revolving credit facility.
The following table summarizes the open interest rate derivative positions as of December 31, 2021:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
January 2022 - September 2023	$40,000	0.24%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021:

	December 31, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$281	$(198)	$83
Non-current derivative assets	267	—	267
Current derivative liabilities	(31,182)	198	(30,984)
Non-current derivative liabilities	(9,515)	—	(9,515)
Total	$(40,149)	$—	$(40,149)

	September 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$186	$(186)	$—
Non-current derivative assets	228	(122)	106
Current derivative liabilities	(42,330)	186	(42,144)
Non-current derivative liabilities	(9,054)	122	(8,932)
Total	$(50,970)	$—	$(50,970)
The following table presents the Company's derivative activities for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Fair value of net asset (liability), beginning of period	$(50,970)	$21,921
Loss on derivatives	(5,193)	(13,909)
Settlements on derivatives	16,014	(5,173)
Fair value of net asset (liability), end of period	$(40,149)	$2,839

(7)Fair Value Measurements
The FASB has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable and accounts payable, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments. The carrying value reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The revolving line of credit is considered a Level 3 measurement.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using internal discounted cash flow calculations based upon forward curves. The following table presents the Company’s financial assets and liabilities that were

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
accounted for at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, by Level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$187	$—	$—
Interest rate assets	$—	$361	$—	$—
Financial liabilities:
Commodity derivative liabilities	$—	$(40,687)	$—	$—
Interest rate liabilities	$—	$(10)	$—	$—

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$308	$—	$—
Interest rate assets	$—	$106	$—	$—
Financial liabilities:
Commodity derivative liabilities	$—	$(51,336)	$—	$—
Interest rate liabilities	$—	$(48)	$—	$—

(8)Transactions with Related Parties
Contract Services
RPOC provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. Additionally, RPOC provides certain administrative and operational services to Riley Exploration Group, LLC ("REG") in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement.

The following table presents revenues from contract services for related parties:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Combo	$300	$300
REG	300	300
Contract services - related parties	$600	$600

Cost of contract services	$150	$148
The Company had amounts (payable to) and due from Combo of $(0.2) million and $0.5 million at December 31, 2021 and September 30, 2021, respectively, which are reflected in accounts payable - related parties and accounts receivable - related parties on the accompanying condensed consolidated balance sheets. There were no amounts due to the Company from REG as of December 31, 2021 and September 30, 2021.
Consulting and Legal Fees

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. For the three months ended December 31, 2021 and 2020, the Company incurred legal fees from di Santo Law of approximately $0.2 million and $0.2 million, respectively. As of December 31, 2021 and September 30, 2021, the Company had approximately $0.2 million and $0.8 million in amounts accrued for di Santo Law. Such amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. On October 12, 2021, the revolving credit facility was amended to, among other things, increase the borrowing base to $175 million from $135 million, provide for the transition away from LIBOR to an alternative reference rate and change the requirements for Restricted Payments (as defined in the Credit Agreement) to consider the Company's total leverage ratio and available free cash flow under certain circumstances. Substantially all of the Company’s assets are pledged to secure the revolving credit facility.
The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The facility currently requires semi-annual redeterminations on February 1 and August 1. During these redetermination periods, the Company’s borrowing base may be increased and may also be reduced in certain circumstances. The revolving credit facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Agreement). The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 2.75% and 3.75% (depending on the borrowing base utilization percentage). The annual interest rate on each Base Rate Loan is (i) the greatest of (a) the administrative agent’s prime lending rate, (b) the federal funds rate plus 0.5% per annum or (c) the adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (ii) a margin between 1.75% and 2.75% (depending on the borrowing base utilization percentage). The Company is also subject to an unused commitment fee of between 0.375% and 0.500% (depending on the borrowing base utilization percentage).

The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is below 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit for five consecutive business days, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2021, the Company's minimum hedging requirement was 50% of its PDP volumes on a rolling 24 month basis.
The following table summarizes the Company's interest expense:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Interest expense	$512	$1,041
Amortization of deferred financing costs(1)	282	155
Unused commitment fees	102	39
Total interest expense	$896	$1,235
_____________________
(1)Includes $0.1 million of unamortized deferred financing costs written off during the three months ended December 31, 2021 in conjunction with the amendment of the Credit Agreement in October 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
As of December 31, 2021 and September 30, 2021, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 3.10% and 2.83%, respectively.

As of December 31, 2021 and September 30, 2021, the Company was in compliance with all covenants contained in the Credit Agreement and had $65 million and $60 million, respectively, of outstanding borrowings and an additional $110 million and $75 million, respectively, available under the borrowing base.

(10) Members’/Shareholders' Equity
Dividends
For the three months ended December 31, 2021 and 2020, the Company declared quarterly dividends on its common stock and common units totaling approximately $6.1 million and $3.8 million, respectively. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 814,707 shares remained available as of December 31, 2021.
2021 Long-Term Incentive Plan
Restricted Shares: The Company granted 174,575 restricted shares to executive officers and employees of the Company during the three months ended December 31, 2021. The restricted shares granted to executive officers and employees vest over a period of 36 months with a grant date fair value of $23.46. The holder of these restricted shares receives dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are reported in accrued liabilities and other non-current liabilities.
The following table presents the Company's restricted stock activity during the three months ended December 31, 2021 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	228,369	$15.35
Granted	174,575	$23.46
Vested	(36,155)	$13.80
Forfeited	—	$—
Unvested at December 31, 2021	366,789	$19.41
During the three months ended December 31, 2021, total share-based compensation expense of $1.0 million is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. Approximately $5.5 million of additional share-based compensation expense will be recognized over the weighted average life of 28 months for the restricted share awards granted under the 2021 LTIP.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Restricted Units: The Company granted 13,309 restricted units to executives and employees of the Company during the three months ended December 31, 2020. These restricted units vest over a period of 36 months with a fair value price of $112.47. The Company determined the fair value of the common units in accordance with ASC 718 using an options pricing model. Immediately prior to the consummation of the Merger and in accordance with the Merger Agreement, any accrued but unpaid cash dividends on the unvested restricted units issued under the 2018 LTIP was paid.
Total unit-based compensation expense of $0.4 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for all of the issuances outstanding for the three months ended December 31, 2020.

(11)Income Taxes
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
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Three Months Ended December 31,
	2021	2020
	(In thousands)

Current income tax expense:
Federal	$—	$—
State	113	—
Total current income tax expense	113	—
Deferred income tax expense (benefit):
Federal	5,669	—
State	87	(515)
Total deferred income tax expense (benefit)	5,756	(515)
Total income tax expense (benefit)	$5,869	$(515)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended December 31,
	2021	2020

Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	0.1%	—%
Stock compensation	(0.3)%	—%
State income taxes, net of federal benefit	0.7%	2.0%
Income subject to taxation by REP LLC's unitholders	—%	(21.0)%
Effective income tax rate	21.5%	2.0%

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

(12)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. Certain restricted shares of the Company met the criteria of a participating security. The Company calculated net income or loss per share/unit using the two-class method for those shares.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In thousands, except per share/unit)
Net income (loss) - Diluted	$21,398	$(7,941)
Less: Dividends on preferred units	—	(917)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$21,398	$(8,858)

Basic weighted-average common shares/units outstanding	19,470	12,469
Effecting of dilutive securities:
Restricted shares/units	99	—
Diluted weighted-average common shares/units outstanding	19,569	12,469

Basic net income (loss) per common share/unit	$1.10	$(0.71)
Diluted net income (loss) per common share/unit	$1.09	$(0.71)
_____________________________________________________
(1) Used in basic and diluted net loss per share calculation for December 31, 2020 since the Company was in a net loss position.
For the three months ended December 31, 2021 and 2020, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Series A preferred units	—	4,170
Restricted shares/units	268	281
(13)Commitments and Contingencies
Legal Matters
The Company has been named as a defendant in an action commenced on October 25, 2021 in United States Bankruptcy Court for the Northern District of Texas, Dallas Division, by the Chapter 7 Trustee for the Hoactzin Bankruptcy. The Company was served with this lawsuit on or about December 7, 2021. The complaint alleges that in October of 2018, one year prior to the Hoactzin bankruptcy filing in October of 2019, Peter Salas ("Salas"), Chairman of the Board of Tengasco during the period of the purported fraudulent transfers, caused Hoactzin to transfer its working interests in certain wells on its Kansas acreage (the “Kansas Working Interests”) to the Company for an amount the complaint alleges was purportedly less than the reasonable equivalent value of such Kansas Working Interests. The complaint includes avoidance actions and other causes of action in connection with the transfer of the Kansas Working Interests, as well as other causes of action alleged related to certain transactions to which the Company was not a party.

The complaint also alleges that Salas, Dolphin Direct Equity Partners, L.P. ("DDEP"), an entity substantially owned by Salas, and the Company are jointly and severally liable for the damages incurred by Hoactzin. In connection with the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Company’s merger in February 2021, Salas resigned his position from the Company’s Board and no longer holds any position as an officer or director of the Company. On April 2, 2021, the Company closed on the sale of all the assets it held in Kansas (of which the Kansas Working Interests were a small part) to a third party for an agreed upon purchase price of $3.2 million.

As of the date of this Quarterly Report, the Company has filed its initial Answer denying the allegations against it.
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of December 31, 2021 and September 30, 2021. At this time, management does not expect the impact of this litigation to be material to our financial position or results of operations.
Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no environmental liabilities as of December 31, 2021 or September 30, 2021.
Contractual Commitments
In July 2021, as part of a planned expansion of the primary gas processing plant owned by the Company's primary midstream partner, Stakeholder Midstream LLC ("Stakeholder"), the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company has remaining commitments totaling approximately $0.8 million and $2.6 million to purchase supplies by January 2022 and April 2022, respectively.
On October 7, 2021, the Company executed two agreements related to its EOR project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC and the second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.

(14)Subsequent Events
On January 12, 2022, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock, payable on February 9, 2022 to its shareholders of record at the close of business on January 26, 2022.
On January 25, 2022, the Company and di Santo Law PLLC, a law firm owned by a member of our Board of Directors, entered into an engagement letter that provides a monthly fixed fee in exchange for general corporate legal services. The agreement has an initial term of one year and provides for a monthly cash payment of $30,000 and an aggregate one-time grant of 10,500 shares of restricted stock that will vest in four equal installments at the end of each quarter in calendar year 2022.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors".

.
Overview
We operate in the upstream segment of the oil and natural gas industry and are focused on steadily growing conventional reserves, production and cash flow through the acquisition, exploration, development and production of oil, natural gas and NGLs primarily in the Permian Basin in West Texas. The Company’s activities are primarily focused on the San Andres Formation, a shelf margin deposit on the Central Basin Platform and Northwest Shelf. We intend to continue to develop our reserves and increase production through development drilling and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives.
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 31% to 9.9 MBoe/d for the three months ended December 31, 2021, as compared to the same period in 2020
•During the three months ended December 31, 2021, 5 gross (4.1 net) horizontal wells brought online to production
•Realized average combined price on production sold of $61.94 per Boe, before derivative settlements, during the three months ended December 31, 2021, including $75.67 per barrel for oil
•Generated cash flow from operations of $21.7 million for the three months ended December 31, 2021
•Total accrued capital expenditures of $20.7 million for the three months ended December 31, 2021
•Paid cash dividends on common shares of $6.1 million during the three months ended December 31, 2021, and announced latest dividend of $0.31 per share with a record date of January 26, 2022, which was paid on February 9, 2022, for a total of $6.1 million
•Exited the first quarter with $8.3 million in cash and $65.0 million drawn on our revolving credit facility

.
Results of Operations
Comparison for the three months ended December 31, 2021 and 2020
The following table sets forth selected operating data for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Revenues (in thousands):
Oil sales	$50,623	$22,107
Natural gas sales	2,705	119
Natural gas liquids sales	3,322	188
Oil and natural gas sales, net	$56,650	$22,414

Production Data, net:
Oil (MBbls)	669	547
Natural gas (MMcf)	844	461
Natural gas liquids (MBbls)	105	74
Total (MBoe)	915	698

Daily combined volumes (Boe/d)	9,940	7,583
Daily oil volumes (Bbls/d)	7,271	5,945

Average Realized Prices:
Oil ($ per Bbl)	$75.67	$40.41
Natural gas ($ per Mcf)	3.20	0.26
Natural gas liquids ($ per Bbl)	31.64	2.54
Combined ($ per Boe)	$61.94	$32.12

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$54.05	$49.87
Natural gas ($ per MMBtu)	1.37	0.26
Natural gas liquids ($ per Bbl)	31.64	2.54
Combined ($ per Boe)	$44.43	$39.53
_____________________
(1)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of its commodity derivative contracts. These gains (losses) are included under other income and expense on the Company’s condensed consolidated statements of operations.

.
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $34.2 million, or 153%, for the three months ended December 31, 2021 compared to the same period in 2020. The Company’s realized average combined price on its production for the three months ended December 31, 2021 increased by $29.82 or 93%, respectively, compared to the same period of 2020.

Oil revenues
•For the three months ended December 31, 2021, oil revenues increased by $28.5 million, or 129%, compared to the same period in 2020. Of the increase, $23.6 million was attributable to an increase in our realized price and $4.9 million was attributable to an increase in volume. Volumes increased by 22% while prices increased by 87% compared to the same period in 2020.
•Oil volumes increased during the three months ended December 31, 2021 due to production from new wells and workovers performed on existing wells. During the three months ended December 31, 2021, we brought online 5 new gross (4.1 net) wells.

Natural gas revenues
•For the three months ended December 31, 2021, natural gas revenues increased by $2.6 million, compared to the same period in 2020, to $2.7 million from $0.1 million. Volumes increased by 83% and realized prices increased by $2.94 per Mcf from realized prices in 2020.
•Natural gas sales volumes increased during the three months ended December 31, 2021 due to increased production from new wells brought online and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Natural gas liquids revenues
•For the three months ended December 31, 2021, NGL revenues increased by $3.1 million, compared to the same period in 2020, to $3.3 million from $0.2 million. Volumes increased by 42% and realized prices increased by $29.10 per Bbl from realized prices in 2020.
•NGL sales volumes increased during the three months ended December 31, 2021 due to increased production from new wells brought online and increased gas processing capacity available from the Company's midstream gathering and processing partner.

Contract Services - Related Party Revenue
The following tables present the Company's revenue and costs associated with its related party transactions:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Contract services – related parties(1)	$600	$600
Cost of contract services - related parties(2)	150	148
Gross profit - related parties	$450	$452
_____________________
(1)The Company’s contract services – related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

.
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended December 31,
	2021	2020
Costs and Expenses:	(In thousands)
Lease operating expenses	$7,419	$4,568
Production and ad valorem taxes	$3,005	$1,289
Exploration costs	$611	$424
Depletion, depreciation, amortization and accretion	$6,867	$5,990

Administrative costs	$3,633	$2,445
Equity-based compensation	951	413
General and administrative expense	$4,584	$2,858

Transaction costs	$1,258	$1,049
Interest expense	$896	$1,235
Loss on derivatives	$5,193	$13,909
Income tax expense (benefit)	$5,869	$(515)

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
The Company’s LOE increased by $2.9 million for the three months ended December 31, 2021 compared to the same period in 2020. For the three months ended December 31, 2021, $1.4 million of the increase was attributable to an increase in variable LOE costs as production volumes increased and $1.1 million of the increase was due to higher workover expense.
Production and Ad Valorem Tax Expense
Production taxes are paid on produced oil, natural gas and NGLs based on a percentage of revenues at fixed rates established by federal, state or local taxing authorities. In general, the production taxes we pay correlate to changes in our oil, natural gas and NGL revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties, which also trend with oil and natural gas prices and vary across the different counties in which we operate. Production and ad valorem taxes increased by $1.7 million for the three months ended December 31, 2021 compared to the same period in 2020, primarily due to increases in our production sold resulting from additional wells brought online, workovers performed on existing wells that increased production and significantly higher commodity prices. Also contributing to the increase is higher ad valorem taxes based on the increase in property values during the three months ended December 31, 2021.
Exploration Expense
Exploration expense, which consists of expiration of unproved leasehold and geological and geophysical costs that include seismic survey costs, increased by $0.2 million, or 44%, for the three months ended December 31, 2021, as compared to the same period in 2020. For the three months ended December 31, 2021, the Company incurred higher exploration expense compared to the same period in 2020 primarily driven by higher acreage expirations in New Mexico.

.
The following table presents exploration expense by area for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In thousands, except acreage data)
Exploration expense(1)	$588	$424
Geological and geophysical costs	23	—
Total exploration expense	$611	$424

Expired net acres - Texas	91	99
Expired net acres - New Mexico	1,146	905
Net acres renewed after expiration(2)	89	100
_____________________
(1)As of December 31, 2021, exploration expense includes $187 thousand and $401 thousand related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. As of December 31, 2020, exploration expense includes $225 thousand and $199 thousand related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the three months ended December 31, 2021 and 2020.

Depletion, Depreciation, Amortization and Accretion Expense

Depreciation, depletion, and amortization is the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil, natural gas and NGLs. All costs incurred in the acquisition, exploration and development of properties (excluding costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration activities) are capitalized. Capitalized costs are depleted using the units of production method.

Accretion expense relates to ARO. We record the fair value of the legal liability for ARO in the period in which the liability is incurred (at the time the wells are drilled or acquired) at the asset’s inception, with the offsetting increase to property cost. The liability accretes each period until it is settled or the well is sold, at which time the liability is removed.

Depletion, depreciation, amortization and accretion expense increased by $0.9 million for the three months ended December 31, 2021, respectively, compared to the same period for 2020. The increase for the three months ended December 31, 2021 was due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of improved commodity prices.

General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries from other owners in properties operated by us.
Total G&A expense increased by $1.7 million, for the three months ended December 31, 2021, compared to the same period for 2020. Administrative costs, which includes payroll, benefits and non-payroll costs, increased by $1.2 million, for the three months ended December 31, 2021, compared to the same period for 2020. The increase in administrative costs was primarily attributable to increased professional services, insurance, technology and investor relations costs. Equity compensation expense increased by $0.5 million for the three months ended December 31, 2021, compared to the same period in 2020. The increase is primarily attributable to restricted shares awarded to employees in October 2021 and restricted shares awarded to certain employees following completion of the Merger.

Interest Expense
Interest expense was $0.9 million and $1.2 million for the three months ended December 31, 2021 and 2020, respectively. Interest expense decreased due to a lower outstanding average balance on the Company's revolving credit facility during the three months ended December 31, 2021 when compared to the same period for 2020.

.
Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expenses) on its condensed consolidated statement of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Settlements on derivatives	$(16,014)	$5,173
Non-cash gain (loss) on derivatives	10,821	(19,082)
Loss on derivatives	$(5,193)	$(13,909)
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

Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions and Divestitures to the Company's consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of REP LLC only from February 27, 2021 through December 31, 2021 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 11 - Income Taxes to the Company's consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Current expense	$113	$—
Deferred expense (benefit)	5,756	(515)
Total expense (benefit)	$5,869	$(515)

Effective income tax rate	21.5%	2.0%

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

.
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and our ability to obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. For instance, during the fiscal second quarter of 2022, the Company is expecting an impact to its natural gas and NGL sales due to its primary midstream gas gathering and processing partner curtailing volume capacity as work continues on their overall capacity expansion project. While the Company expects volumes to be impacted only for the months of February through April, the Company cannot estimate the full impact this will have on its results of operations. For more information on conditions impacting our liquidity and capital resources. For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of December 31, 2021, we had a working capital deficit of $32.8 million compared to working capital deficit of $46.9 million as of September 30, 2021. The working capital deficit at December 31, 2021 reflects $31.0 million in current derivative liabilities compared to $42.1 million in current derivative liabilities at September 30, 2021. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits.
Cash Flows

The following table summarizes the Company’s cash flows from continuing operations:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$21,727	$17,193
Net cash used in investing activities	$(29,128)	$(9,707)
Net cash used in financing activities	$(1,349)	$(7,269)
Operating Activities

The Company’s net cash provided by operating activities increased by $4.5 million or 26% to $21.7 million for the three months ended December 31, 2021 from $17.2 million for the same period in 2020. The increase was primarily driven by an increase in revenues of $34.2 million, partially offset by a $21.2 million decrease in net cash received for settlements of commodity derivative contracts and an increase in operating expenses of $6.0 million, which excludes non-cash expenses such as equity based compensation, expiration of unproved leasehold costs, and depreciation, depletion, accretion, and amortization expense.
Investing Activities
The Company's cash flows used in investing activities increased by $19.4 million or 200% to $29.1 million for the three months ended December 31, 2021 from $9.7 million for the same period in 2020. The increase was primarily due to higher capital spending of $19.6 million primarily related to the Company's drilling and completion activity and EOR project in 2021.
Financing Activities
Net cash flow used in financing activities decreased by $5.9 million or 81% to $1.3 million for the three months ended December 31, 2021 from $7.3 million for the same period in 2020. During the three months ended December 31, 2021, the Company utilized proceeds from its revolving credit facility to fund capital expenditures. For the same period in 2020, the Company had a net paydown on its revolving credit facility of $3.5 million based on decreased drilling and completion activity during this period. In addition, the Company distributed an additional $2.3 million of dividends on common stock during the three months ended December 31, 2021 compared to the same period in 2020.

.
Revolving Credit Facility
The Company's borrowing base was $175 million with outstanding borrowings of $65 million on December 31, 2021, representing available borrowing capacity of $110 million. See further discussion in Note 9 — Revolving Credit Facility to the Company's consolidated financial statements included herein.
Distributions
For the three months ended December 31, 2021, the Company authorized and declared a quarterly dividend totaling approximately $6.1 million, with $6.0 million paid in cash and $0.1 million payable to restricted shareholders upon vesting.
Contractual Obligations
In July 2021, as part of a planned expansion of the primary gas processing plant owned by the Company's primary midstream partner, Stakeholder, the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company has remaining commitments to purchasing supplies totaling approximately $0.8 million and $2.6 million by January 2022 and April 2022, respectively.

On October 7, 2021, the Company executed two agreements related to its EOR project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC and the second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.

Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements and accompanying notes included herein, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and assumptions used in preparation of the Company’s unaudited condensed consolidated financial statements and it is at least reasonably possible these estimates could be revised in the near term and these revisions could be material.

Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant areas requiring the use of assumptions, judgments and estimates include (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment testing of oil and natural gas properties; (iii) depreciation, depletion, amortization and accretion, or DD&A; (iv) ARO; (v) assigning fair value and allocating purchase price in connection with business combinations; (vi) valuation of commodity derivative instruments; (vii) income tax provisions; (viii) carrying value of goodwill; and (ix) accrued amounts. Actual results may differ from these estimates and assumptions used in preparation of the Company’s unaudited condensed consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2021, and through the filing date of this Quarterly Report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

Refer to Part I, Item 3—Legal Proceedings of Riley Permian's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Note 13—Commitments and Contingencies in the Notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. Other than any risks described in this Quarterly Report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2021. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

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

.

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

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).

.

10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.22†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.24†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.25†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.26	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.27†	Employment Agreement dated effective as of January 25, 2022 by and between Riley Exploration Permian, Inc. and Amber Bonney (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: February 14, 2022	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer