Form 10-Q
period 2022-03-31
Riley Exploration Permian, Inc.
filed 2022-05-11
CIK 1001614

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of May 5, 2022 was 19,539,330.

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the "Company," "Riley Permian," "REPX," "we," "us," or "our" are to Riley Exploration Permian, Inc., together with its consolidated subsidiaries.

DEFINITIONS
The following are abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBtu	One million British thermal units
Abbreviations.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
ESG	Environmental, social, and governance
GHG	Greenhouse Gas
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
RRC	Railroad Commission of Texas.
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate.

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
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (“COVID-19”) pandemic and any related variants), including reactive or proactive measures taken by governments, regulatory agencies and businesses related to the pandemic, and the effects of COVID-19 on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;
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
•our ability to comply with the financial covenants contained in our revolving credit facility;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2022	September 30, 2021
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$19,609	$17,067
Accounts receivable	25,782	17,473
Accounts receivable - related parties	1,106	456
Prepaid expenses and other current assets	4,063	1,730
Current derivative assets	693	—
Total current assets	51,253	36,726
Oil and natural gas properties, net (successful efforts)	376,531	345,797
Other property and equipment, net	3,075	3,183
Non-current derivative assets	454	106
Other non-current assets, net	1,929	2,419
Total Assets	$433,242	$388,231
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$18,331	$12,234
Accounts payable - related parties	357	800
Accrued liabilities	21,971	18,555
Revenue payable	13,437	9,008
Current derivative liabilities	58,254	42,144
Other current liabilities	1,533	874
Total Current Liabilities	113,883	83,615
Non-current derivative liabilities	14,299	8,932
Asset retirement obligations	2,237	2,306
Revolving credit facility	63,000	60,000
Deferred tax liabilities	14,490	11,628
Other non-current liabilities	95	60
Total Liabilities	208,004	166,541
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 19,853,649 and 19,672,050 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	20	20
Additional paid-in capital	272,459	270,837
Accumulated deficit	(47,241)	(49,167)
Total Shareholders' Equity	225,238	221,690
Total Liabilities and Shareholders' Equity	$433,242	$388,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$66,645	$36,659	$123,295	$59,073
Contract services - related parties	600	600	1,200	1,200
Total Revenues	67,245	37,259	124,495	60,273
Costs and Expenses:
Lease operating expenses	6,830	5,955	14,249	10,523
Production and ad valorem taxes	3,502	2,755	6,507	4,044
Exploration costs	1,498	5,473	2,109	5,897
Depletion, depreciation, amortization and accretion	6,633	6,251	13,500	12,241
General and administrative:
Administrative costs	4,014	2,696	7,647	5,141
Unit-based compensation expense	—	276	—	689
Share-based compensation expense	1,017	4,571	1,968	4,571
Cost of contract services - related parties	85	91	235	239
Transaction costs	2,638	2,164	3,896	3,213
Total Costs and Expenses	26,217	30,232	50,111	46,558
Income From Operations	41,028	7,027	74,384	13,715
Other Income (Expense):
Interest expense, net	(678)	(1,165)	(1,574)	(2,400)
Loss on derivatives	(49,632)	(24,903)	(54,825)	(38,812)
Total Other Expense	(50,310)	(26,068)	(56,399)	(41,212)
Net Income (Loss) From Continuing Operations Before Income Taxes	(9,282)	(19,041)	17,985	(27,497)
Income tax benefit (expense)	2,114	(14,231)	(3,755)	(13,716)
Net Income (Loss) From Continuing Operations	(7,168)	(33,272)	14,230	(41,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Loss from discontinued operations	—	(18,631)	—	(18,631)
Income tax benefit on discontinued operations	—	25	—	25
Loss on Discontinued Operations	—	(18,606)	—	(18,606)
Net Income (Loss)	(7,168)	(51,878)	14,230	(59,819)
Dividends on preferred units	—	(574)	—	(1,491)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$(7,168)	$(52,452)	$14,230	$(61,310)
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$(0.37)	$(2.33)	$0.73	$(3.15)
Diluted	$(0.37)	$(2.33)	$0.73	$(3.15)
Net Loss per Share/Unit from Discontinued Operations:
Basic	$—	$(1.28)	$—	$(1.37)
Diluted	$—	$(1.28)	$—	$(1.37)
Net Income (Loss) per Share/Unit:
Basic	$(0.37)	$(3.61)	$0.73	$(4.52)
Diluted	$(0.37)	$(3.61)	$0.73	$(4.52)
Weighted Average Common Shares/Units Outstanding:
Basic	19,501	14,542	19,485	13,575
Diluted	19,501	14,542	19,584	13,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)
	Six Months Ended March 31, 2022
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
Share-based compensation expense	—	—	—	—	919	—	919
Repurchased shares for tax withholding	—	—	(10)	—	(19)	—	(19)
Issuance of common shares under long-term incentive plan	—	—	175	—	—	—	—
Dividends declared	—	—	—	—	—	(6,150)	(6,150)
Net income	—	—	—	—	—	21,398	21,398
Balance, December 31, 2021	—	$—	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	—	—	1,061	—	1,061
Repurchased shares for tax withholding	—	—	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	—	—	30	—	—	—	—
Dividends declared	—	—	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	—	$—	19,854	$20	$272,459	$(47,241)	$225,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY- (Continued)
(Unaudited)
(In Thousands)
	Six Months Ended March 31, 2021
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Dividends on preferred units	—	(917)	—	—	—	—	—
Dividends on common units	—	(3,801)	—	—	—	—	—
Unit-based compensation expense	—	413	—	—	—	—	—
Net loss	—	(7,941)	—	—	—	—	—
Balance, December 31, 2020	1,568	$154,371	—	$—	$—	$—	$—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(574)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Dividends on common units	—	(3,770)	—	—	—	—	—
Unit-based compensation expense	—	276	—	—	—	—	—
Net loss from January 1, 2021 through February 26, 2021	—	(19,117)	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	409	—	409
Dividends declared	—	—	—	—	—	(4,991)	(4,991)
Net loss from February 27, 2021 through March 31, 2021	—	—	—	—	—	(32,761)	(32,761)
Balance, March 31, 2021	—	$—	17,825	$18	$218,974	$(37,752)	$181,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$14,230	$(59,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	18,606
Oil and gas lease expirations	2,053	5,827
Depletion, depreciation, amortization and accretion	13,500	12,241
Loss on derivatives	54,825	38,812
Settlements on derivative contracts	(34,389)	2,579
Amortization of deferred financing costs	473	316
Unit-based compensation expense	—	689
Share-based compensation expense	1,968	4,571
Deferred income tax expense	2,863	12,938
Changes in operating assets and liabilities:
Accounts receivable	(8,309)	(3,477)
Accounts receivable – related parties	(650)	(122)
Prepaid expenses and other current assets	(2,333)	(433)
Accounts payable and accrued liabilities	2,851	1,366
Accounts payable - related parties	(443)	—
Revenue payable	4,429	3,253
Other current liabilities	654	799
Net Cash Provided by Operating Activities - Continuing Operations	51,722	38,146
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(39,182)	(17,133)
Acquisitions of oil and natural gas properties	—	(171)
Additions to other property and equipment	(145)	(380)
Tengasco acquired cash	—	859
Net Cash Used in Investing Activities - Continuing Operations	(39,327)	(16,825)
Cash Flows from Financing Activities:
Deferred financing costs	(299)	(129)
Proceeds from revolving credit facility	8,000	5,500
Repayment under revolving credit facility	(5,000)	(9,000)
Payment of common share/unit dividends	(12,196)	(7,841)
Payment of preferred unit dividends	—	(1,491)
Common stock repurchased for tax withholding	(358)	—
Purchase of common units under long-term incentive plan	—	(191)
Net Cash Used in Financing Activities - Continuing Operations	(9,853)	(13,152)
Net Increase in Cash and Cash Equivalents from Continuing Operations	2,542	8,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Six Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows from Discontinued Operations:
Operating activities	—	238
Investing activities	—	(5)
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	233
Net Increase in Cash and Cash Equivalents	2,542	8,402
Cash and Cash Equivalents, Beginning of Period	17,067	1,660
Cash and Cash Equivalents, End of Period	$19,609	$10,062

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$873	$1,856
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$6,601	$9,471
Preferred unit dividends paid in kind	$—	$904
Dividends declared on common shares	$—	$4,991
Common stock issued in exchange for common units	$—	$192,191
Assets acquired and liabilities assumed in business combination	$—	$3,497
Common stock issued for business combination	$—	$26,392
Preferred units converted to common units	$—	$61,196
Non-cash Investing - Discontinued Operations:
Goodwill incurred in business combination	$—	$19,057
Assets acquired and liabilities assumed in business combination	$—	$2,978
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

(2)Basis of Presentation
These unaudited condensed consolidated financial statements as of March 31, 2022 and for the three and six months ended March 31, 2022 and 2021 include the accounts of Riley Permian and its wholly owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulation of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2021.
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported balance sheets and results of operations or cash flows.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the future impacts of COVID-19, the current and future impacts of the military conflict between Russia and Ukraine, the volatile inflationary environment in U.S. markets and other factors.

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
The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, accrued capital expenditures and operating expenses, ARO, the fair value determination of acquired assets and assumed liabilities, certain tax accruals and the fair value of derivatives.
Accounts Receivable
Accounts receivable is summarized below:

	March 31, 2022	September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$25,379	$17,008
Joint interest accounts receivable	379	413
Other accounts receivable	24	52
Total accounts receivable	$25,782	$17,473
The Company had no allowance for doubtful accounts at March 31, 2022 and September 30, 2021.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	March 31, 2022	September 30, 2021
	(In thousands)
Deferred financing costs, net	$1,179	$1,353
Prepayments to outside operators	594	707
Right of use assets	106	309
Other deposits	50	50
Total other non-current assets, net	$1,929	$2,419
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2022	September 30, 2021
	(In thousands)
Accrued capital expenditures	$15,520	$9,718
Accrued lease operating expenses	2,692	2,428
Accrued general and administrative costs	2,363	3,575
Other accrued expenditures	1,396	2,834
Total accrued liabilities	$21,971	$18,555

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Asset Retirement Obligations
Components of the changes in ARO for the six months ended March 31, 2022 and year ended September 30, 2021 are shown below:

	March 31, 2022	September 30, 2021
	(In thousands)
ARO, beginning balance	$2,434	$2,326
Liabilities incurred	93	113
Liability settlements and disposals	(190)	(92)
Accretion	46	87
ARO, ending balance	2,383	2,434
Less: current ARO(1)	(146)	(128)
ARO, long-term	$2,237	$2,306
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

Goodwill
At the closing of the Merger, the Company determined it had two reporting units, and the entire goodwill balance was included in the reporting unit acquired in the Merger (the "Kansas Reporting Unit"). The Company did not fully integrate the Kansas Reporting Unit in the Company's operations as it was deemed to be held for sale upon acquisition. The Company assessed the goodwill balance for impairment since the Company entered into a purchase and sale agreement ("PSA") in March 2021 for $3.5 million before closing adjustments. As the carrying value exceeded the implied fair value at the time of the closing of the Merger, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations on the condensed consolidated statement of operations, of $18.5 million for the three and six months ended March 31, 2021. See further discussion in Note 12 - Discontinued Operations and Assets Held for Sale.
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Oil and natural gas sales:
Oil	$62,376	$30,784	$112,999	$52,891
Natural gas	1,789	4,516	4,494	4,635
Natural gas liquids	2,480	1,359	5,802	1,547
Total oil and natural gas sales, net	$66,645	$36,659	$123,295	$59,073
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
The combination between REP LLC and Tengasco qualified as a business combination with REP LLC being treated as the accounting acquirer. The assets acquired and liabilities assumed were recognized on the condensed consolidated balance sheet at fair value as of the acquisition date.
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
The Company incurred approximately $5.0 million of related costs for the Merger, of which $2.2 million and $3.1 million was expensed for the three and six months ended March 31, 2021 as transaction costs on the condensed consolidated statement of operations.

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
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three and six months ended March 31, 2021 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The unaudited pro forma information includes adjustments for $3.1 million of transaction costs being reclassified to the first quarter of fiscal year 2020 instead of $2.1 million and $1.0 million of transaction costs recorded in the three months ended March 31, 2021 and December 31, 2020, respectively. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
affected using a 21% tax rate. The common stock was also adjusted for the conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
	(In thousands, except per share/unit amounts)
Total Revenues	$37,259	$60,273
Pro Forma Net Loss before Taxes	(16,902)	(23,339)
Pro forma income tax benefit	3,549	4,901
Pro Forma Net Loss	$(13,353)	$(18,438)
Net Loss per Share/Unit from Continuing Operations:
Basic	$(0.96)	$(1.33)
Diluted	$(0.96)	$(1.33)
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

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	March 31, 2022	September 30, 2021
	(In thousands)
Proved	$433,274	$402,165
Unproved	16,491	20,557
Work-in-progress	28,207	11,411
	477,972	434,133
Accumulated depletion and amortization	(101,441)	(88,336)
Total oil and natural gas properties, net	$376,531	$345,797
Depletion and amortization expense for proved oil and natural gas properties was $6.4 million and $6.1 million respectively, for the three months ended March 31, 2022 and 2021. Depletion and amortization expense for proved oil and natural gas properties was $13.1 million and $12.0 million, respectively, for the six months ended March 31, 2022 and 2021.
Exploration expense was $1.5 million and $5.5 million, respectively, for the three months ended March 31, 2022 and 2021, and $2.1 million and $5.9 million, respectively, for the six months ended March 31, 2022 and 2021. Exploration expense was primarily attributable to the expiration of oil and natural gas leases for the three and six months ended March 31, 2022 and 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use also limit future revenues from favorable price changes. For the three and six months ended March 31, 2022 and 2021, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expenses) in the condensed consolidated statement of operations.
As of March 31, 2022, the Company's oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of March 31, 2022, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q2 2022	345,000	$57.47	$—	$—
Q3 2022	270,000	$56.03	$—	$—
Q4 2022	270,000	$56.03	$—	$—
2023	720,000	$53.27	$—	$—

Natural Gas Swaps (Mcf)
Q2 2022	540,000	$3.26	$—	$—
Q3 2022	540,000	$3.26	$—	$—
Q4 2022	540,000	$3.26	$—	$—

Oil Collars (Bbl)
Q2 2022	90,000	$—	$35.00	$42.63
Q3 2022	117,000	$—	$37.31	$59.43
Q4 2022	90,000	$—	$35.00	$42.63
2023	—	$—	$—	$—
2024	3,000	$—	$50.00	$88.00

Oil Basis (Bbl)
Q2 2022	240,000	$0.41	$—	$—
Q3 2022	240,000	$0.41	$—	$—
Q4 2022	240,000	$0.41	$—	$—
Interest Rate Contracts
The Company has entered into floating-to-fixed interest rate swaps, in which it receives a floating market rate equal to one-month LIBOR and pays a fixed interest rate, to manage interest rate exposure related to the Company's revolving credit facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table summarizes the open interest rate derivative positions as of March 31, 2022:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
April 2022 - September 2023	$40,000	0.24%
Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2022 and September 30, 2021:

	March 31, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$772	$(79)	$693
Non-current derivative assets	468	(14)	454
Current derivative liabilities	(58,333)	79	(58,254)
Non-current derivative liabilities	(14,313)	14	(14,299)
Total	$(71,406)	$—	$(71,406)

	September 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$186	$(186)	$—
Non-current derivative assets	228	(122)	106
Current derivative liabilities	(42,330)	186	(42,144)
Non-current derivative liabilities	(9,054)	122	(8,932)
Total	$(50,970)	$—	$(50,970)
The following table presents the Company's derivative activities for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Fair value of net asset (liability), beginning of period	$(40,149)	$2,839	$(50,970)	$21,921
Loss on derivatives	(49,632)	(24,903)	(54,825)	(38,812)
Settlements on derivatives	18,375	2,594	34,389	(2,579)
Fair value of net liability, end of period	$(71,406)	$(19,470)	$(71,406)	$(19,470)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments. The carrying value reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The revolving line of credit is considered a Level 3 measurement.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using internal discounted cash flow calculations based upon forward curves. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$93	$—	$93
Interest rate assets	$—	$1,147	$—	$1,147
Financial liabilities:
Commodity derivative liabilities	$—	$(72,646)	$—	$(72,646)
Interest rate liabilities	$—	$—	$—	$—

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$308	$—	$308
Interest rate assets	$—	$106	$—	$106
Financial liabilities:
Commodity derivative liabilities	$—	$(51,336)	$—	$(51,336)
Interest rate liabilities	$—	$(48)	$—	$(48)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents revenues from contract services for related parties:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Combo	$300	$300	$600	$600
REG	300	300	600	600
Contract services - related parties	$600	$600	$1,200	$1,200

Cost of contract services	$85	$91	$235	$239
The Company had amounts due from Combo of $1.1 million and $0.5 million at March 31, 2022 and September 30, 2021, respectively, which are reflected in accounts receivable - related parties on the accompanying condensed consolidated balance sheets. There were no amounts due to the Company from REG as of March 31, 2022 and September 30, 2021.
Consulting and Legal Fees
On January 25, 2022, the Company and di Santo Law PLLC ("di Santo Law"), a law firm owned by a member of our Board of Directors, entered into an engagement letter that provides a monthly fixed fee in exchange for general corporate legal services. The agreement has an initial term of one year and provides for a monthly cash payment of $30,000 and an aggregate one-time grant of 10,500 shares of restricted stock that will vest in four equal installments at the end of each quarter in calendar year 2022. Prior to entry into this agreement, di Santo Law's attorneys provided legal services to the Company based on hourly rates. The Company incurred legal fees from di Santo Law of approximately $0.2 million for both of the three month periods ended March 31, 2022 and 2021.The Company incurred legal fees from di Santo Law of approximately $0.4 million for both of the six month periods ended March 31, 2022 and 2021. As of March 31, 2022 and September 30, 2021, the Company had approximately $0.4 million and $0.8 million accrued for di Santo Law. Such amounts were included in accounts payable - related parties in the accompanying condensed consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. Substantially all of the Company’s assets are pledged to secure the revolving credit facility. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with SOFR and changed the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.
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
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments after giving pro forma effect to

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit for five consecutive business days, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2022, the Company's minimum hedging requirement was 50% of its proved developed producing ("PDP") volumes on a rolling 24 month basis.
The following table summarizes the Company's interest expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Interest expense, net of capitalized interest	$384	$962	$896	$2,002
Amortization of deferred financing costs(1)	191	160	473	316
Unused commitment fees	103	43	205	82
Total interest expense, net	$678	$1,165	$1,574	$2,400
_____________________
(1)Includes $0.1 million of unamortized deferred financing costs written off during the three months ended December 31, 2021 in conjunction with the amendment of the Credit Agreement in October 2021.
As of March 31, 2022 and September 30, 2021, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 3.46% and 2.83%, respectively.
As of March 31, 2022, the Company was in compliance with all covenants contained in the Credit Agreement and had $63 million of outstanding borrowings and an additional $112 million available under the borrowing base.

(10) Members’/Shareholders' Equity
Dividends
For the three months ended March 31, 2022 and 2021, the Company declared quarterly dividends on its common stock and common units totaling approximately $6.2 million and $8.8 million, respectively. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 782,529 shares remained available as of March 31, 2022.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the six months ended March 31, 2022 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	228,369	$15.35
Granted	206,753	$23.75
Vested	(99,623)	$14.01
Forfeited	(2,774)	$23.46
Unvested at March 31, 2022	332,725	$20.92

For the three months ended March 31, 2022 and 2021, the total share-based compensation expense of $1.0 million and $4.6 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. For the six months ended March 31, 2022 and 2021, the total share-based compensation expense of $2.0 million and $4.6 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. Approximately $5.3 million of additional share-based compensation expense will be recognized over the weighted average life of 25 months for the restricted share awards granted under the 2021 LTIP.
2018 Long-Term Incentive Plan
In connection with the Merger and in accordance with the Merger Agreement, each unvested restricted unit outstanding under the 2018 LTIP was converted into restricted shares of the Company under the 2021 LTIP. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Restricted Units: The Company granted 13,309 restricted units to executives and employees of the Company during the six months ended March 31, 2021 under the 2018 LTIP. These restricted units vest over a period of 36 months with a fair value price of $112.47. The Company determined the fair value of the common units in accordance with ASC 718 using an options pricing model. Immediately prior to the consummation of the Merger and in accordance with the Merger Agreement, any accrued but unpaid cash dividends on the unvested restricted units issued under the 2018 LTIP was paid.
Total unit-based compensation expense of $0.3 million and $0.7 million, respectively, is for all of the issuances outstanding for the three and six months ended March 31, 2021. Unit-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statement of operations.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)

Current income tax expense:
Federal	$768	$780	$768	$780
State	11	363	124	(2)
Total current income tax expense	779	1,143	892	778
Deferred income tax expense (benefit):
Federal	(2,894)	14,006	2,775	14,006
State	1	(918)	88	(1,068)
Total deferred income tax expense (benefit)	(2,893)	13,088	2,863	12,938
Total income tax expense (benefit)	$(2,114)	$14,231	$3,755	$13,716

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	(0.4)%	(0.3)%	0.3%	(0.2)%
Transaction costs	—%	(0.4)%	—%	(0.3)%
Stock compensation	1.9%	—%	(1.4)%	0.1%
State income taxes, net of federal benefit	0.4%	(2.5)%	0.9%	—%
Change in tax status	—%	(71.6)%	—%	(49.6)%
Income subject to taxation by REP LLC's unitholders	—%	(20.9)%	—%	(20.9)%
Effective income tax rate	22.9%	(74.7)%	20.8%	(49.9)%

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

(12)Discontinued Operations and Assets Held For Sale
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table presents the components of the loss on discontinued operations reported in the condensed consolidated statement of operations for the three months ended March 31, 2021 (in thousands):

Oil and natural gas sales	$—
Total revenues	—
Lease operating expenses	115
Goodwill impairment	18,516
Total expenses	18,631
Loss from discontinued operations before income taxes	(18,631)
Income tax benefit	25
Net loss from discontinued operations, net of tax	$(18,606)
The Company did not have any discontinued operations during the three months ended December 31, 2020 or for the three and six months ended March 31, 2022.

(13)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. Certain restricted shares of the Company met the criteria of a participating security. The Company calculated net income or loss per share/unit using the two-class method for those shares.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$(7,168)	$(33,272)	$14,230	$(41,213)
Less: Dividends on preferred units	—	(574)	—	(1,491)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$(7,168)	$(33,846)	$14,230	$(42,704)

Basic weighted-average common shares/units outstanding	19,501	14,542	19,485	13,575
Effecting of dilutive securities:
Restricted shares/units	—	—	99	—
Diluted weighted-average common shares/units outstanding	19,501	14,542	19,584	13,575
Continuing Operations:
Basic net income (loss) per common share/unit	$(0.37)	$(2.33)	$0.73	$(3.15)
Diluted net income (loss) per common share/unit	$(0.37)	$(2.33)	$0.73	$(3.15)
_____________________________________________________
(1) Used in basic and diluted net loss per share calculation when the Company is in a net loss position.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
For the three and six months ended March 31, 2022 and 2021, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Restricted shares/units	332,725	103,276	233,717	70,764

(14)Commitments and Contingencies
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
The complaint also alleges that Salas, Dolphin Direct Equity Partners, L.P. ("DDEP"), an entity substantially owned by Salas, and the Company are jointly and severally liable for the damages incurred by Hoactzin. In connection with the Company’s merger in February 2021, Salas resigned his position from the Company’s Board and no longer holds any position as an officer or director of the Company. On April 2, 2021, the Company closed on the sale of all the assets it held in Kansas (of which the Kansas Working Interests were a small part) to a third party for an agreed upon purchase price of $3.3 million.
The Company believes that the claims are without merit and is asserting a vigorous defense. The Company has filed an answer denying the allegations. The parties are conducting discovery.
The Company did not recognize any material liability as of March 31, 2022 and September 30, 2021. The Company's assessment of probability and/or estimates of liabilities are based on information known about the pending legal matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management's estimates, none of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations, or liquidity after consideration of recorded accruals. Management does not expect that the losses from any litigation matters or claims that are reasonably possible to occur will have a material adverse effect on the Company's financial position, results of operations, or liquidity.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no environmental liabilities as of March 31, 2022 or September 30, 2021.
Contractual Commitments
In July 2021, as part of a planned expansion of the primary gas processing plant owned by the Company's primary midstream counterparty, Stakeholder Midstream LLC ("Stakeholder"), the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company has remaining commitments totaling approximately $2.6 million to purchase supplies by April 2022.

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
On March 25, 2022, the Company executed a purchase order for facility and support equipment for its EOR project. Under the order, the Company has remaining commitments totaling approximately $2.1 million, and the equipment will be delivered within 29 weeks of executing the purchase order.

(15)Subsequent Events
On April 11, 2022, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock, payable on May 5, 2022 to its shareholders of record at the close of business on April 21, 2022.
On April 22, 2022, the Company entered into a purchase agreement for pipe related to its fiscal 2023 drilling program. Under the agreement, the Company has commitments to purchase approximately $10.6 million of pipe by December 2022.
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and changed the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.

.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I, Item 1A of the Company's Annual Report for the fiscal year ended September 30, 2021.

Overview
We operate in the upstream segment of the oil and natural gas industry and are focused on steadily growing conventional reserves, production and cash flow through the acquisition, exploration, development and production of oil, natural gas and NGLs primarily in the Permian Basin in West Texas. The Company’s activities are primarily focused on the San Andres Formation, a shelf margin deposit on the Central Basin Platform and Northwest Shelf. We intend to continue to develop our reserves and increase production through development drilling and exploration activities and through acquisitions that meet our strategic and financial objectives.
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 18% to 9.8 MBoe/d for the three months ended March 31, 2022, as compared to the same period in 2021 and 24% to 9.9 MBoe/d for the six months ended March 31, 2022, as compared to the same period in 2021
•During the three and six months ended March 31, 2022, 2 gross (1.7 net) and 7 gross (5.8 net) horizontal wells brought online to production, respectively
•Realized average combined price on production sold of $75.63 per Boe, before derivative settlements, during the three months ended March 31, 2022, including $92.44 per barrel for oil
•Generated cash flow from operations of $51.7 million for the six months ended March 31, 2022
•Total accrued capital expenditures of $25.3 million and $46.1 million for the three and six months ended March 31, 2022, respectively
•Paid cash dividends on common shares of $6.1 million during the three months ended March 31, 2022, and announced latest dividend of $0.31 per share with a record date of April 21, 2022, which was paid on May 5, 2022, for a total of $6.1 million
•Exited the fiscal second quarter with $19.6 million in cash and $63.0 million drawn on our revolving credit facility

Recent Developments
Market Conditions and Commodity Prices
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.
In addition, U.S. markets are experiencing a volatile inflationary environment attributable to a number of factors including the Russian military conflict with Ukraine. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for the remainder of 2022 to continue to be a function of supply and demand.

.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of oil and natural gas reserves.
Results of Operations
Comparison for the three and six months ended March 31, 2022 and 2021
The following table sets forth selected operating data for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues (in thousands):
Oil sales	$62,376	$30,784	$112,999	$52,891
Natural gas sales	1,789	4,516	4,494	4,635
Natural gas liquids sales	2,480	1,359	5,802	1,547
Oil and natural gas sales, net	$66,645	$36,659	$123,295	$59,073

Production Data, net:
Oil (MBbls)	675	543	1,343	1,090
Natural gas (MMcf)	682	602	1,526	1,063
Natural gas liquids (MBbls)	93	103	198	177
Total (MBoe)	881	746	1,796	1,445

Daily combined volumes (Boe/d)	9,791	8,293	9,867	7,937
Daily oil volumes (Bbls/d)	7,497	6,031	7,381	5,988

Average Realized Prices:
Oil ($ per Bbl)	$92.44	$56.71	$84.11	$48.53
Natural gas ($ per Mcf)	2.62	7.51	2.95	4.36
Natural gas liquids ($ per Bbl)	26.71	13.16	29.25	8.72
Combined ($ per Boe)	$75.63	$49.12	$68.64	$40.89

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$66.60	$51.70	$60.37	$50.78
Natural gas ($ per MMBtu)	1.25	7.72	1.31	4.48
Natural gas liquids ($ per Bbl)	26.71	13.16	29.25	8.72
Combined ($ per Boe)	$54.78	$45.64	$49.50	$42.68
_____________________
(1)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of its commodity derivative contracts. These gains (losses) are included under other income and expense on the Company’s condensed consolidated statements of operations.

.
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $30.0 million and $64.2 million, or 82% and 109%, for the three and six months ended March 31, 2022 compared to the same periods in 2021. The Company’s realized average combined price on its production for the three and six months ended March 31, 2022 increased by $26.51 and $27.75, or 54% and 68%, respectively, compared to the same periods in 2021.

Oil revenues
•For the three months ended March 31, 2022, oil revenues increased by $31.6 million, or 103%, compared to the same period in 2021. Of the increase, $24.1 million was attributable to an increase in our realized price and $7.5 million was attributable to an increase in volume. Volumes increased by 24% while prices increased by 63% compared to the same period in 2021.
•For the six months ended March 31, 2022, oil revenues increased by $60.1 million, or 114%, compared to the same period in 2021. Of the increase, $47.8 million was attributable to an increase in our realized price and $12.3 million was attributable to an increase in volume. Volumes increased by 23% while prices increased by 73% compared to the same period in 2021.
•Oil volumes increased during the three and six months ended March 31, 2022 due to production from new wells and workovers performed on existing wells. During the three and six months ended March 31, 2022, we brought online 2 gross (1.7 net) and 7 gross (5.8 net) horizontal wells, respectively.
•The average WTI price increased by $37.09 and $36.00 per Bbl during the three and six months ended March 31, 2022, respectively, compared to the same periods in 2021.
Natural gas revenues
•For the three months ended March 31, 2022, natural gas revenues decreased by $2.7 million, compared to the same period in 2021, to $1.8 million from $4.5 million. Volumes increased by 13% and realized prices decreased by 65% compared to the same period in 2021.
•For the six months ended March 31, 2022, natural gas revenues decreased by $0.1 million, compared to the same period in 2021, to $4.5 million from $4.6 million. Volumes increased by 44% and realized prices decreased by 32% compared to the same period in 2021.
•Natural gas sales volumes increased during the three and six months ended March 31, 2022 due to increased production from new wells and workovers performed on existing wells, partially offset by curtailed volume capacity by our midstream gas gathering and processing counterparty due to their capacity expansion project.
•The average Henry Hub price increased by $1.17 and $1.70 per Mcf, or 33% and 57%, during the three and six months ended March 31, 2022, respectively, compared to the same periods in 2021. However, during February 2021, natural gas prices surged due to the effects of Winter Storm Uri. The Company benefited from the increase in natural gas prices, which in turn led to higher realized average prices for the three and six months ended March 31, 2021, respectively, compared to the same periods in 2022, despite Henry Hub index average prices having increased during 2022.

.
Natural gas liquids revenues
•For the three months ended March 31, 2022, NGL revenues increased by $1.1 million, compared to the same period in 2021, to $2.5 million from $1.4 million. Volumes decreased by 10% and realized prices increased 103% compared to the same period in 2021.
•For the six months ended March 31, 2022, NGL revenues increased by $4.3 million, compared to the same period in 2021, to $5.8 million from $1.5 million. Volumes increased by 12% and realized prices increased 236% compared to the same period in 2021.
•During the three months ended March 31, 2022, NGL sales volumes decreased due to curtailed volume capacity by our midstream gas gathering and processing counterparty as a result of their capacity expansion project, partially offset by increased production from new wells and workovers performed on existing wells. During the six months ended March 31, 2022, NGL sales volumes increased due to production from new wells and workovers performed on existing wells, partially offset by curtailed volume capacity by midstream gas gathering and processing counterparty due to capacity expansion project.
Contract Services - Related Party Revenue
The following tables present the Company's revenue and costs associated with its related party transactions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Contract services – related parties(1)	$600	$600	$1,200	$1,200
Cost of contract services - related parties(2)	85	91	235	239
Gross profit - related parties	$515	$509	$965	$961
_____________________
(1)The Company’s contract services – related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Costs and Expenses:	(In thousands)
Lease operating expenses	$6,830	$5,955	$14,249	$10,523
Production and ad valorem taxes	$3,502	$2,755	$6,507	$4,044
Exploration costs	$1,498	$5,473	$2,109	$5,897
Depletion, depreciation, amortization and accretion	$6,633	$6,251	$13,500	$12,241

Administrative costs	$4,014	$2,696	$7,647	$5,141
Equity-based compensation	1,017	4,847	1,968	5,260
General and administrative expense	$5,031	$7,543	$9,615	$10,401

Transaction costs	$2,638	$2,164	$3,896	$3,213
Interest expense, net	$678	$1,165	$1,574	$2,400
Loss on derivatives	$49,632	$24,903	$54,825	$38,812
Income tax expense (benefit)	$(2,114)	$14,231	$3,755	$13,716

.
Lease Operating Expenses
Lease operating expenses ("LOE") are the costs incurred in the operation and maintenance of producing properties. Expenses for compression, direct labor, saltwater disposal and materials and supplies comprise the most significant portion of our lease operating expenses. Certain operating cost components, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities or subsurface maintenance result in increased production expenses in periods during which they are performed. Certain operating cost components, such as compression and saltwater disposal associated with completion water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $0.9 million for the three months ended March 31, 2022 compared to the same period in 2021. For the three months ended March 31, 2022, this increase was primarily attributable to an increase in variable LOE costs as production volumes increased.
The Company’s LOE increased by $3.7 million for the six months ended March 31, 2022 compared to the same period in 2021. For the six months ended March 31, 2022, $1.7 million of the increase was attributable to an increase in variable LOE costs as production volumes increased and $1.3 million of the increase was due to higher workover expense based on the number of workovers performed during the period.
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
Production and ad valorem taxes increased by $0.7 million and $2.5 million for the three and six months ended March 31, 2022, respectively, compared to the same periods in 2021. Production taxes increased primarily due to increases in our production and significantly higher commodity prices. Ad valorem taxes decreased for the three and six months ended March 31, 2022 based on slight adjustments to property values during the current period.
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. The following table presents exploration expense by area for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except acreage data)
Exploration expense(1)	$1,465	$5,403	$2,053	$5,827
Geological and geophysical costs	33	70	56	70
Total exploration expense	$1,498	$5,473	$2,109	$5,897

Expired net acres - Texas	626	1,368	717	1,467
Expired net acres - New Mexico	518	6,296	1,664	7,201
Net acres renewed after expiration(2)	8	398	97	486
_____________________
(1)For the three months ended March 31, 2022, exploration expense includes $1.3 million and $0.2 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. For the six months ended March 31, 2022, exploration expense includes $1.5 million and $0.6 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the three and six months ended March 31, 2022 and 2021.

.

Depletion, Depreciation, Amortization and Accretion Expense

Depletion, depreciation and amortization is the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil, natural gas and NGLs. All costs incurred in the acquisition, exploration and development of properties (excluding costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration activities) are capitalized. Capitalized costs are depleted using the units of production method.

Accretion expense relates to ARO. We record the fair value of the liability for ARO in the period in which the liability is incurred (at the time the wells are drilled or acquired) with the offset to property cost. The liability accretes each period until it is settled or the well is sold, at which time the liability is removed.

Depletion, depreciation, amortization and accretion expense increased by $0.4 million and $1.3 million for the three and six months ended March 31, 2022, respectively, compared to the same periods for 2021. The increase for the three and six months ended March 31, 2022 was primarily due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of the Company's drilling activity and improved commodity prices.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries from other owners in properties operated by us.
Total G&A expense decreased by $2.5 million and $0.8 million for the three and six months ended March 31, 2022, respectively, compared to the same periods for 2021. Administrative costs, which includes payroll, benefits and non-payroll costs, increased by $1.3 million and $2.5 million, respectively, for the three and six months ended March 31, 2022, compared to the same periods for 2021. The increase in administrative costs was primarily attributable to increased professional services, insurance, technology and investor relations costs based on the Company being a publicly traded company for the full three and six month periods in 2022. Equity-based compensation expense decreased by $3.8 million and $3.3 million for the three and six months ended March 31, 2022, respectively, compared to the same periods in 2021. The higher equity-based compensation during the three and six months ended March 31, 2021 relates to restricted shares awarded to certain employees following completion of the Merger that immediately vested.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. During the three and six months ended March 31, 2021, the transaction costs of $2.2 million and $3.2 million, respectively, primarily relates to costs incurred on the Merger with Tengasco in February 2021. The transaction costs of $2.6 million and $3.9 million for the three and six months ended March 31, 2022, respectively, primarily relate to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions.
Interest Expense
Interest expense decreased by $0.5 million and $0.8 million during the three and six months ended March 31, 2022, respectively, when compared to the same periods for 2021. Interest expense decreased due to a lower outstanding average balance on the Company's revolving credit facility and capitalized interest related to the Company's EOR project during the three and six months ended March 31, 2022, respectively, when compared to the same periods for 2021.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expenses) on its condensed consolidated statement of operations. We have oil and natural gas derivative

.
contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's loss on derivatives for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Settlements on derivatives	$(18,375)	$(2,594)	$(34,389)	$2,579
Non-cash loss on derivatives	(31,257)	(22,309)	(20,436)	(41,391)
Loss on derivatives	$(49,632)	$(24,903)	$(54,825)	$(38,812)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains; while future commodity price increases between measurement periods result in mark-to-market losses. The increase in the loss on derivatives for the three and six months ended March 31, 2022 compared to the same periods in 2021 is due to the increase in commodity prices. For example, the average WTI price was $95.18 per Bbl for the three months ended March 31, 2022 compared to $58.09 per Bbl for the same period in 2021.

Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions to the Company's condensed consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of the Company only from February 27, 2021 through March 31, 2022 in the accompanying condensed consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 11 - Income Taxes to the Company's condensed consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Current expense	$779	$1,143	$892	$778
Deferred expense (benefit)	(2,893)	13,088	2,863	12,938
Total expense (benefit)	$(2,114)	$14,231	$3,755	$13,716

Effective income tax rate	22.9%	(74.7)%	20.8%	(49.9)%

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

.
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. For instance, during the fiscal third quarter of 2022, the Company is expecting an impact to its natural gas and NGL sales due to its primary midstream gas gathering and processing counterparty curtailing volume capacity as work continues on their overall capacity expansion project. While the Company expects volumes to be impacted only for the month of April, the Company cannot estimate the full impact this will have on its results of operations. For more information on conditions impacting our liquidity and capital resources. For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of March 31, 2022, we had a working capital deficit of $62.6 million compared to working capital deficit of $46.9 million as of September 30, 2021. The working capital deficit at March 31, 2022 reflects $58.3 million in current derivative liabilities compared to $42.1 million in current derivative liabilities at September 30, 2021. Additionally, we had $7.9 million payable to our counterparties for March 2022 derivative contract settlements. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of March 31, 2022 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis. Before the impact of derivative assets and liabilities, we have a working capital deficit of $5.1 million as of March 31, 2022.
Cash Flows
The following table summarizes the Company’s cash flows from continuing operations:

	Six Months Ended March 31,
	2022	2021
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$51,722	$38,146
Net cash used in investing activities	$(39,327)	$(16,825)
Net cash used in financing activities	$(9,853)	$(13,152)
Operating Activities
The Company’s net cash provided by operating activities increased by $13.6 million or 36% to $51.7 million for the six months ended March 31, 2022 from $38.1 million for the same period in 2021. The increase was primarily driven by an increase in revenues of $64.2 million, partially offset by cash payments of $34.4 million on settlements for commodity derivative contracts and an increase in operating expenses of $9.4 million, which excludes non-cash expenses such as equity-based compensation, expiration of unproved leasehold costs, and depreciation, depletion, accretion, and amortization expense.
Investing Activities
The Company's cash flows used in investing activities increased by $22.5 million or 134% to $39.3 million for the six months ended March 31, 2022 from $16.8 million for the same period in 2021. The increase was primarily due to higher capital spending of $22.0 million primarily related to the Company's increased drilling and completion activity and EOR project during the six months ended March 31, 2022 compared to the same period in 2021.
Financing Activities
Net cash flow used in financing activities decreased by $3.3 million or 25% to $9.9 million for the six months ended March 31, 2022 from $13.2 million for the same period in 2021. During the six months ended March 31, 2022, the Company utilized $3.0 million net proceeds from its revolving credit facility to fund capital expenditures and working capital. For the same period in 2021, the Company had a net paydown on its revolving credit facility of $3.5 million based on decreased drilling and completion activity during this period. In addition, the Company distributed an additional $4.4 million of dividends on common stock during the six months ended March 31, 2022 compared to the same period in 2021.

.
Revolving Credit Facility
The Company's borrowing base was $175 million with outstanding borrowings of $63 million on March 31, 2022, representing available borrowing capacity of $112 million. See further discussion in Note 9 — Revolving Credit Facility to the Company's condensed consolidated financial statements included herein.
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and changed the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.
Distributions
For the three months ended March 31, 2022, the Company authorized and declared a quarterly dividend totaling approximately $6.2 million, with $6.1 million paid in cash and $0.1 million payable to restricted shareholders upon vesting.
Contractual Obligations
In July 2021, as part of a planned expansion of the primary gas processing plant owned by the Company's primary midstream counterparty, Stakeholder, the Company committed to annually drill, complete and connect a minimum number of wells or deliver an annual target volume to Stakeholder's gathering system. While the minimum number of wells is below our planned development activity, there are financial penalties if the minimum activity levels are not met. The annual well or volume target is for each of five years beginning January 2022. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.
In August 2021, the Company entered into a purchase agreement for supplies for its EOR project. Under the agreement, the Company has remaining commitments to purchasing supplies totaling approximately $2.6 million by April 2022.
On October 7, 2021, the Company executed two agreements related to its EOR project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC and the second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.
On March 25, 2022, the Company executed a purchase order for facility and support equipment for its EOR project. Under the order, the Company has remaining commitments totaling approximately $2.1 million, and the equipment will be delivered within 29 weeks of executing the purchase order.
On April 22, 2022, the Company entered into a purchase agreement for pipe related to its fiscal 2023 drilling program. Under the agreement, the Company has commitments to purchase approximately $10.6 million of pipe by December 2022.

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

.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ending March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2022, and through the filing date of this Quarterly Report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
Refer to Part I, Item 3—Legal Proceedings of Riley Permian's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Note 14—Commitments and Contingencies in the Notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.

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
Risks Related to our Business
A Terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all
Recent regulatory restrictions on use of produced water and a moratorium on new produced water disposal wells in the Permian Basin to stem rising seismic activity and earthquakes could increase our operating costs and adversely impact our business, results of operations and financial condition.
In September 2021, the Texas Railroad Commission curtailed the amount of produced water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These actions were taken in an effort to control induced seismic activity and recent increases in earthquakes in the Permian Basin, which have been linked by the U.S. and local seismologists to wastewater disposal in oil fields. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or dispose of it by other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.
Designation as “critical infrastructure” could subject us to additional regulation, including potential weatherization requirements.
In response to Winter Storm Uri, the February 2021 winter weather event that caused widespread power failure to Texas’ power grid for several days, the Texas legislature drafted new legislation designed to prepare for, prevent and respond to weather emergencies and power outages. On November 30, 2021, the RRC adopted rules to designate certain natural gas facilities as critical infrastructure. While the Commission did not adopt rules related to other sections of the legislation requiring such designees to implement weatherization measures, it is expected that the Commission will initiate a rulemaking at a later date for such purposes.

.
Under the new rules, “critical gas suppliers” include, but are not limited to, gas wells, oil leases that produce gas, natural gas pipeline facilities, underground natural gas storage facilities and saltwater disposal facilities. “Critical customers,” which are a subset of critical gas suppliers, are facilities that require electricity to operate. The rules allow for certain facilities to apply for an exception to critical designation, but exclude certain types of highly critical facilities from eligibility for such exception.
If we are designated as a “critical gas supplier” or “critical customer,” we would become subject to additional regulation and compliance costs, including potential future operating and capital costs required to weatherize our assets.
Enhanced scrutiny on ESG matters could have an adverse effect on the Company’s operations.
Enhanced scrutiny on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, hydraulic fracturing, waste disposal, oil spills, and explosions of natural gas transmission pipelines may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, increased risk of litigation, and adverse impacts on the Company’s access to capital. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Company requires to conduct its operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct its business.
We may be unable to quickly adapt to changes in market/investor priorities.
Historically, one of the key drivers in the unconventional resource industry has been growth in production and reserves. With historical volatility in oil and natural gas prices and the likelihood that rising interest rates will increase the cost of borrowing, capital efficiency and free cash flow from earnings have become the key drivers for energy companies, particularly shale producers. Such shifts in focus sometimes require changes in planning and resource management, which may not occur instantaneously. Any delay in responding to such changes in market sentiment or perception may result in the investment community having a negative sentiment regarding our business plan, potential profitability and our ability to operate in a manner deemed "efficient," which may have a negative impact on the price of our common stock.
The adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil, NGL and natural gas we produce, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.
Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil, NGL and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the six months ended March 31, 2022 was as follows:

Fiscal Quarter Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
Q1	9,740	$23.48	—	—
Q2	12,640	$26.81	—	—
_____________________
(1)These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Common Stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase.

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

.

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

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).

.

10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.22†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.24†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.25†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.26	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.27†	Employment Agreement dated effective as of January 25, 2022 by and between Riley Exploration Permian, Inc. and Amber Bonney (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022).
10.28	Eleventh Amendment to the Credit Agreement dated as of April 29, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

.

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: May 11, 2022	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer