Form 10-Q
period 2022-06-30
Riley Exploration Permian, Inc.
filed 2022-08-10
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 2, 2022 was 19,545,444.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBtu	One million British thermal units
Abbreviations.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
ESG	Environmental, social, and governance
GHG	Greenhouse Gas
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended September 30, 2021. We continue to face many risks and uncertainties including, but not limited to:

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
•changes in general economic, business or industry conditions, including changes in inflation rates, interest rates, and foreign currency exchange rates;
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
•legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions and disposal of produced water, which may be negatively impacted by regulation or legislation;
•the ability to receive drilling and other permits or approvals and rights-of-way in a timely manner (or at all), which may be restricted by governmental regulation and legislation;
•restrictions on the use of water, including limits on the use of produced water and a moratorium on new produced water well permits recently imposed by the RRC in an effort to control induced seismicity in the Permian Basin;
•risks related to litigation;
•actions taken by the members of OPEC and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments; and
•cybersecurity threats, technology system failures and data security issues.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2022	September 30, 2021
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$16,800	$17,067
Accounts receivable	32,821	17,473
Accounts receivable - related parties	—	456
Prepaid expenses and other current assets	3,029	1,730
Current derivative assets	1,134	—
Total current assets	53,784	36,726
Oil and natural gas properties, net (successful efforts)	402,526	345,797
Other property and equipment, net	4,407	3,183
Non-current derivative assets	300	106
Other non-current assets, net	4,814	2,419
Total Assets	$465,831	$388,231
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$20,244	$12,234
Accounts payable - related parties	457	800
Accrued liabilities	18,616	18,555
Revenue payable	17,164	9,008
Current derivative liabilities	50,298	42,144
Other current liabilities	2,584	874
Total Current Liabilities	109,363	83,615
Non-current derivative liabilities	9,122	8,932
Asset retirement obligations	2,211	2,306
Revolving credit facility	61,000	60,000
Deferred tax liabilities	24,702	11,628
Other non-current liabilities	1,223	60
Total Liabilities	207,621	166,541
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 19,865,116 and 19,672,050 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	20	20
Additional paid-in capital	273,035	270,837
Accumulated deficit	(14,845)	(49,167)
Total Shareholders' Equity	258,210	221,690
Total Liabilities and Shareholders' Equity	$465,831	$388,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$87,781	$41,549	$211,076	$100,622
Contract services - related parties	600	600	1,800	1,800
Total Revenues	88,381	42,149	212,876	102,422
Costs and Expenses:
Lease operating expenses	8,062	5,766	22,311	16,289
Production and ad valorem taxes	5,526	2,017	12,033	6,061
Exploration costs	22	2,785	2,131	8,682
Depletion, depreciation, amortization and accretion	7,188	7,082	20,688	19,323
General and administrative:
Administrative costs	4,399	4,030	12,046	9,176
Unit-based compensation expense	—	—	—	689
Share-based compensation expense	553	779	2,521	5,353
Cost of contract services - related parties	89	91	324	330
Transaction costs	—	321	3,896	3,534
Total Costs and Expenses	25,839	22,871	75,950	69,437
Income From Operations	62,542	19,278	136,926	32,985
Other Income (Expense):
Interest expense, net	(697)	(1,171)	(2,271)	(3,571)
Loss on derivatives	(12,363)	(35,396)	(67,188)	(74,208)
Total Other Expense	(13,060)	(36,567)	(69,459)	(77,779)
Net Income (Loss) From Continuing Operations Before Income Taxes	49,482	(17,289)	67,467	(44,794)
Income tax expense	(10,927)	(3,245)	(14,682)	(16,953)
Net Income (Loss) From Continuing Operations	38,555	(20,534)	52,785	(61,747)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Loss from discontinued operations	—	(882)	—	(19,513)
Income tax expense on discontinued operations	—	(85)	—	(60)
Loss on Discontinued Operations	—	(967)	—	(19,573)
Net Income (Loss)	38,555	(21,501)	52,785	(81,320)
Dividends on preferred units	—	—	—	(1,491)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$38,555	$(21,501)	$52,785	$(82,811)
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$1.97	$(1.15)	$2.71	$(4.25)
Diluted	$1.96	$(1.15)	$2.69	$(4.25)
Net Loss per Share/Unit from Discontinued Operations:
Basic	$—	$(0.05)	$—	$(1.32)
Diluted	$—	$(0.05)	$—	$(1.32)
Net Income (Loss) per Share/Unit:
Basic	$1.97	$(1.20)	$2.71	$(5.57)
Diluted	$1.96	$(1.20)	$2.69	$(5.57)
Weighted Average Common Shares/Units Outstanding:
Basic	19,542	17,786	19,504	14,872
Diluted	19,660	17,786	19,620	14,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)
	Nine Months Ended June 30, 2022
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
Share-based compensation expense	—	—	—	—	919	—	919
Repurchased shares for tax withholding	—	—	(10)	—	(19)	—	(19)
Issuance of common shares under long-term incentive plan	—	—	175	—	—	—	—
Dividends declared	—	—	—	—	—	(6,150)	(6,150)
Net income	—	—	—	—	—	21,398	21,398
Balance, December 31, 2021	—	$—	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	—	—	1,061	—	1,061
Repurchased shares for tax withholding	—	—	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	—	—	30	—	—	—	—
Dividends declared	—	—	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	—	$—	19,854	$20	$272,459	$(47,241)	$225,238
Share-based compensation expense	—	—	—	—	828	—	828
Repurchased shares for tax withholding	—	—	(9)	—	(252)	—	(252)
Issuance of common shares under long-term incentive plan	—	—	20	—	—	—	—
Dividends declared	—	—	—	—	—	(6,159)	(6,159)
Net income	—	—	—	—	—	38,555	38,555
Balance, June 30, 2022	—	$—	19,865	$20	$273,035	$(14,845)	$258,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY- (Continued)
(Unaudited)
(In Thousands)
	Nine Months Ended June 30, 2021
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Dividends on preferred units	—	(917)	—	—	—	—	—
Dividends on common units	—	(3,801)	—	—	—	—	—
Unit-based compensation expense	—	413	—	—	—	—	—
Net loss	—	(7,941)	—	—	—	—	—
Balance, December 31, 2020	1,568	$154,371	—	$—	$—	$—	$—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(574)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Dividends on common units	—	(3,770)	—	—	—	—	—
Unit-based compensation expense	—	276	—	—	—	—	—
Net loss from January 1, 2021 through February 26, 2021	—	(19,117)	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	409	—	409
Dividends declared	—	—	—	—	—	(4,991)	(4,991)
Net loss from February 27, 2021 through March 31, 2021	—	—	—	—	—	(32,761)	(32,761)
Balance, March 31, 2021	—	$—	17,825	$18	$218,974	$(37,752)	$181,240
Dividends paid	—	—	—	—	—	(55)	(55)
Share-based compensation expense	—	—	—	—	779	—	779
Issuance of common shares under long-term incentive plan	—	—	197	—	4,165	—	4,165
Net loss	—	—	—	—	—	(21,501)	(21,501)
Balance, June 30, 2021	—	$—	18,022	$18	$223,918	$(59,308)	$164,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$52,785	$(81,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	19,573
Oil and gas lease expirations	2,053	8,615
Depletion, depreciation, amortization and accretion	20,688	19,323
Loss on derivatives	67,188	74,208
Settlements on derivative contracts	(60,172)	(5,133)
Amortization of deferred financing costs	655	483
Unit-based compensation expense	—	689
Share-based compensation expense	2,808	5,353
Deferred income tax expense	13,074	17,185
Changes in operating assets and liabilities:
Accounts receivable	(15,348)	(5,545)
Accounts receivable – related parties	456	(1,940)
Prepaid expenses and other current assets	(1,311)	(534)
Accounts payable and accrued liabilities	5,101	5,042
Accounts payable - related parties	(343)	—
Revenue payable	8,156	3,006
Other current liabilities	1,197	(164)
Net Cash Provided by Operating Activities - Continuing Operations	96,987	58,841
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(76,058)	(38,882)
Acquisitions of oil and natural gas properties	—	(171)
Additions to other property and equipment	(1,137)	(1,172)
Tengasco acquired cash	—	859
Net Cash Used in Investing Activities - Continuing Operations	(77,195)	(39,366)
Cash Flows from Financing Activities:
Deferred financing costs	(1,989)	(135)
Proceeds from revolving credit facility	9,000	5,500
Repayment under revolving credit facility	(8,000)	(9,000)
Payment of common share/unit dividends	(18,254)	(12,834)
Payment of preferred unit dividends	—	(1,491)
Common stock repurchased for tax withholding	(816)	—
Purchase of common units under long-term incentive plan	—	(191)
Net Cash Used in Financing Activities - Continuing Operations	(20,059)	(18,151)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(267)	1,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows from Discontinued Operations:
Operating activities	—	18
Investing activities	—	3,892
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	3,910
Net Increase (Decrease) in Cash and Cash Equivalents	(267)	5,234
Cash and Cash Equivalents, Beginning of Period	17,067	1,660
Cash and Cash Equivalents, End of Period	$16,800	$6,894

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$1,288	$2,864
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$2,153	$7,909
Right-of-use assets obtained in exchange for operating lease liability	$1,624	$—
Preferred unit dividends paid in kind	$—	$904
Common stock issued in exchange for common units	$—	$192,191
Assets acquired and liabilities assumed in business combination	$—	$3,497
Common stock issued for business combination	$—	$26,392
Preferred units converted to common units	$—	$61,196
Non-cash Investing - Discontinued Operations:
Goodwill incurred in business combination	$—	$19,057
Assets acquired and liabilities assumed in business combination	$—	$2,978
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

(2)Basis of Presentation
These unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and nine months ended June 30, 2022 and 2021 include the accounts of Riley Permian and its wholly owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2021.
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported balance sheets and results of operations or cash flows.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the future impacts of COVID-19, the current and future impacts of the military conflict between Russia and Ukraine, the volatile inflationary environment in U.S. markets and other factors.

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
Accounts Receivable
Accounts receivable is summarized below:

	June 30, 2022	September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$31,783	$17,008
Joint interest accounts receivable	470	413
Other accounts receivable	568	52
Total accounts receivable	$32,821	$17,473
The Company had no allowance for credit losses at June 30, 2022 and September 30, 2021.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	June 30, 2022	September 30, 2021
	(In thousands)
Deferred financing costs, net	$2,687	$1,353
Prepayments to outside operators	450	707
Right of use assets	1,614	309
Other deposits	63	50
Total other non-current assets, net	$4,814	$2,419
The Company incurred $1.7 million in financing costs related to the amendment of its revolving credit facility in April 2022. The Company also extended certain existing leases and entered into a new lease during the three months ended June 30, 2022, which resulted in additions to the right of use assets.
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2022	September 30, 2021
	(In thousands)
Accrued capital expenditures	$9,079	$9,718
Accrued lease operating expenses	3,207	2,428
Accrued general and administrative costs	3,262	3,575
Other accrued expenditures	3,068	2,834
Total accrued liabilities	$18,616	$18,555

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended June 30, 2022 and year ended September 30, 2021 are shown below:

	June 30, 2022	September 30, 2021
	(In thousands)
ARO, beginning balance	$2,434	$2,326
Liabilities incurred	136	113
Liability settlements and disposals	(174)	(92)
Accretion	60	87
ARO, ending balance	2,456	2,434
Less: current ARO(1)	(245)	(128)
ARO, long-term	$2,211	$2,306
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

Goodwill
At the closing of the Merger, the Company determined it had two reporting units, and the entire goodwill balance was included in the reporting unit acquired in the Merger (the "Kansas Reporting Unit"). The Company did not fully integrate the Kansas Reporting Unit in the Company's operations as it was deemed to be held for sale upon acquisition. The Company assessed the goodwill balance for impairment since the Company entered into a purchase and sale agreement ("PSA") in March 2021 for $3.5 million before closing adjustments. As the carrying value exceeded the implied fair value at the time of the closing of the Merger, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations on the condensed consolidated statement of operations, of $18.5 million for the nine months ended June 30, 2021. See further discussion in Note 12 - Discontinued Operations and Assets Held for Sale.
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Oil and natural gas sales:
Oil	$82,501	$39,504	$195,500	$92,395
Natural gas	2,850	957	7,344	5,592
Natural gas liquids	2,430	1,088	8,232	2,635
Total oil and natural gas sales, net	$87,781	$41,549	$211,076	$100,622
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted as a continuation of the existing contract. The Company adopted this ASU effective concurrent with the amendment of the Company's revolving credit facility in April 2022. See Note 9 - Revolving Credit Facility for additional information on the amendment of the revolving credit facility. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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
The Company incurred approximately $5.0 million of related costs for the Merger, of which $0.3 million and $3.4 million was expensed for the three and nine months ended June 30, 2021 as transaction costs on the condensed consolidated statements of operations.

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
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three and nine months ended June 30, 2021 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The unaudited pro forma information includes adjustments for $3.4 million of transaction costs being reclassified to the first quarter of fiscal year 2020 instead of $0.3 million and $3.4 million of transaction costs recorded in the three and nine months ended June 30, 2021, respectively. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment that Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax affected

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
using a 21% tax rate. The common stock was also adjusted for the conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	(In thousands, except per share/unit amounts)
Total Revenues	$42,149	$102,422
Pro Forma Net Loss before Taxes	(17,850)	(41,373)
Pro forma income tax benefit	3,749	8,688
Pro Forma Net Loss	$(14,101)	$(32,685)
Net Loss per Share/Unit from Continuing Operations:
Basic	$(0.95)	$(2.51)
Diluted	$(0.95)	$(2.51)

Net Loss per Share/Unit from Discontinued Operations:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
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

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	June 30, 2022	September 30, 2021
	(In thousands)
Proved	$469,968	$402,165
Unproved	13,655	20,557
Work-in-progress	27,384	11,411
	511,007	434,133
Accumulated depletion and amortization	(108,481)	(88,336)
Total oil and natural gas properties, net	$402,526	$345,797
Depletion and amortization expense for proved oil and natural gas properties was $7.0 million and $6.7 million respectively, for the three months ended June 30, 2022 and 2021. Depletion and amortization expense for proved oil and natural gas properties was $20.1 million and $18.7 million, respectively, for the nine months ended June 30, 2022 and 2021.
Exploration expense was $22 thousand and $2.8 million, respectively, for the three months ended June 30, 2022 and 2021, and $2.1 million and $8.7 million, respectively, for the nine months ended June 30, 2022 and 2021. Exploration expense was primarily attributable to the expiration of oil and natural gas leases for the nine months ended June 30, 2022 and three and nine months ended June 30, 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use also limits future revenues from favorable price changes. For the three and nine months ended June 30, 2022 and 2021, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in the condensed consolidated statement of operations.
As of June 30, 2022, the Company's oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of June 30, 2022, related to oil and natural gas production:

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
The following table summarizes the open interest rate derivative positions as of June 30, 2022:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
July 2022 - September 2023	$40,000	0.24%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2022 and September 30, 2021:

	June 30, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$1,161	$(27)	$1,134
Non-current derivative assets	313	(13)	300
Current derivative liabilities	(50,325)	27	(50,298)
Non-current derivative liabilities	(9,135)	13	(9,122)
Total	$(57,986)	$—	$(57,986)

	September 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$186	$(186)	$—
Non-current derivative assets	228	(122)	106
Current derivative liabilities	(42,330)	186	(42,144)
Non-current derivative liabilities	(9,054)	122	(8,932)
Total	$(50,970)	$—	$(50,970)
The following table presents the components of the Company's loss on derivatives for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Settlements on derivative contracts	$(25,783)	$(7,712)	$(60,172)	$(5,133)
Non-cash gain (loss) on derivatives	13,420	(27,684)	(7,016)	(69,075)
Loss on derivatives	$(12,363)	$(35,396)	$(67,188)	$(74,208)

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
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using internal discounted cash flow calculations based upon forward curves. The following table presents the Company’s financial assets and liabilities that were

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
accounted for at fair value on a recurring basis as of June 30, 2022 and September 30, 2021, by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$40	$—	$40
Interest rate assets	$—	$1,434	$—	$1,434
Financial liabilities:
Commodity derivative liabilities	$—	$(59,460)	$—	$(59,460)
Interest rate liabilities	$—	$—	$—	$—

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$308	$—	$308
Interest rate assets	$—	$106	$—	$106
Financial liabilities:
Commodity derivative liabilities	$—	$(51,336)	$—	$(51,336)
Interest rate liabilities	$—	$(48)	$—	$(48)

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

The following table presents revenues from contract services for related parties:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Combo	$300	$300	$900	$900
REG	300	300	900	900
Contract services - related parties	$600	$600	$1,800	$1,800

Cost of contract services	$89	$91	$324	$330
The Company had amounts due (to) from Combo of $(0.4) million and $0.5 million at June 30, 2022 and September 30, 2021, respectively, which are reflected in accounts payable - related parties and accounts receivable - related parties on the accompanying condensed consolidated balance sheets. Amounts due (to) from Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Consulting and Legal Fees
On January 25, 2022, the Company and di Santo Law PLLC ("di Santo Law"), a law firm owned by a member of our Board of Directors, entered into an engagement letter that provides a monthly fixed fee in exchange for general corporate legal services. The agreement has an initial term of one year and provides for a monthly cash payment of $30 thousand and an aggregate one-time grant of 10,500 shares of restricted stock that will vest in four equal installments at the end of each quarter in calendar year 2022. Prior to entry into this agreement, di Santo Law's attorneys provided legal services to the Company based on hourly rates. The Company incurred legal fees from di Santo Law of approximately $0.1 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred legal fees from di Santo Law of approximately $0.6 million and $1.0 million for the nine months ended June 30, 2022 and 2021. As of June 30, 2022 and September 30, 2021, the Company had approximately $30 thousand and $0.8 million, respectively, accrued for di Santo Law. Such amounts were included in accounts payable - related parties in the accompanying condensed consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. Substantially all of the Company’s assets are pledged to secure the revolving credit facility. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturity date to April 2026, replace LIBOR with SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.
The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The facility currently requires semi-annual redeterminations on February 1 and August 1. During these redetermination periods, the Company’s borrowing base may be increased or may be reduced in certain circumstances. The revolving credit facility allows for SOFR Loans and Base Rate Loans (each as defined in the Credit Agreement). The interest rate on each SOFR Loan will be the adjusted Term SOFR for the applicable interest period plus a margin between 2.75% and 3.75% (depending on the borrowing base utilization percentage). The annual interest rate on each Base Rate Loan will be the Base Rate for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the borrowing base utilization percentage). The Company is also subject to an unused commitment fee of between 0.375% and 0.500% (depending on the borrowing base utilization percentage).
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments, as defined in the Credit Agreement, after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit on the last business day of the month, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company's minimum hedging requirement is between 0% and 50% (depending on the borrowing base utilization percentage and leverage ratio as of the hedge evaluation date) of its proved developed producing ("PDP") volumes on a rolling 24-month basis. As of June 30, 2022, the Company was required to have at least 25% of its PDP volumes hedged on a rolling 24-month basis.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interest expense, net of capitalized interest	$393	$956	$1,289	$2,958
Amortization of deferred financing costs(1)	182	168	655	483
Unused commitment fees	122	47	327	130
Total interest expense, net	$697	$1,171	$2,271	$3,571
_____________________
(1)Includes $0.1 million of unamortized deferred financing costs written off during the nine months ended June 30, 2022 in conjunction with the amendment of the Credit Agreement in October 2021.
As of June 30, 2022 and September 30, 2021, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 4.52% and 2.83%, respectively.
As of June 30, 2022, the Company was in compliance with all covenants contained in the Credit Agreement and had $61 million of outstanding borrowings and $139 million available under the borrowing base.

(10) Members’/Shareholders' Equity
Dividends
For the three months ended June 30, 2022, the Company declared quarterly dividends on its common stock totaling approximately $6.2 million. No dividends were declared during the three months ended June 30, 2021. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 761,635 shares remained available as of June 30, 2022.

2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the nine months ended June 30, 2022 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	228,369	$15.35
Granted	224,158	$23.94
Vested	(129,220)	$17.31
Forfeited	(3,625)	$23.46
Unvested at June 30, 2022	319,682	$20.50

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
For the three months ended June 30, 2022 and 2021, the total equity-based compensation expense of $0.8 million and $0.8 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. For the nine months ended June 30, 2022 and 2021, the total equity-based compensation expense of $2.8 million and $5.4 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. Approximately $5.0 million of additional equity-based compensation expense will be recognized over the weighted average life of 23 months for the unvested restricted share awards as of June 30, 2022 granted under the 2021 LTIP.
2018 Long-Term Incentive Plan
In connection with the Merger and in accordance with the Merger Agreement, each unvested restricted unit outstanding under the 2018 LTIP was converted into restricted shares of the Company under the 2021 LTIP. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Restricted Units: The Company granted 13,309 restricted units to executives and employees of the Company during the nine months ended June 30, 2021 under the 2018 LTIP. These restricted units had a vesting period of 36-months with a fair value price of $112.47. The Company determined the fair value of the common units in accordance with ASC 718 using an options pricing model. Immediately prior to the consummation of the Merger and in accordance with the Merger Agreement, any accrued but unpaid cash dividends on the unvested restricted units issued under the 2018 LTIP was paid.
Total unit-based compensation expense of $0.7 million is for all of the issuances outstanding during the nine months ended June 30, 2021. Unit-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statement of operations.

(11)Income Taxes
REP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns, even though such taxable income or tax credits may not have been distributed. In connection with the closing of the Merger, the Company's tax status changed from a limited liability company to a C-corporation. As a result, the Company is responsible for federal and state income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist.
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Current income tax expense (benefit):
Federal	$531	$(780)	$1,300	$—
State	184	(229)	308	(232)
Total current income tax expense (benefit)	$715	$(1,009)	$1,608	$(232)
Deferred income tax expense (benefit):
Federal	$9,875	$6,629	$12,648	$20,629
State	337	(2,375)	426	(3,444)
Total deferred income tax expense	10,212	4,254	13,074	17,185
Total income tax expense	$10,927	$3,245	$14,682	$16,953

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	0.2%	(21.8)%	0.2%	(8.5)%
Transaction costs	—%	(32.6)%	—%	(12.8)%
Stock compensation	—%	(0.1)%	(0.3)%	(0.1)%
State income taxes, net of federal benefit	0.8%	14.9%	0.9%	5.8%
Change in tax status	—%	—%	—%	(30.5)%
Income subject to taxation by REP LLC's unitholders	—%	(0.2)%	—%	(12.9)%
Effective income tax rate	22.0%	(18.8)%	21.8%	(38.0)%

The Company's federal income tax returns for the years subsequent to September 30, 2018 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to September 30, 2018. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table presents the components of the loss on discontinued operations reported in the condensed consolidated statements of operations for the periods ended June 30, 2021:

	Three Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2021
	(In thousands)
Oil and natural gas sales	$—	$—
Total revenues	—	—
Lease operating expenses	—	115
Goodwill impairment	—	18,516
Total expenses	—	18,631
Other expenses	882	882
Loss from discontinued operations before income taxes	(882)	(19,513)
Income tax expense	(85)	(60)
Net loss from discontinued operations, net of tax	$(967)	$(19,573)

The Company did not have any discontinued operations during the three and nine months ended June 30, 2022.

(13)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. The Company calculated net income or loss per share/unit using the treasury stock method.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$38,555	$(20,534)	$52,785	$(61,747)
Less: Dividends on preferred units	—	—	—	(1,491)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$38,555	$(20,534)	$52,785	$(63,238)

Basic weighted-average common shares/units outstanding	19,542	17,786	19,504	14,872
Effecting of dilutive securities:
Restricted shares/units	118	—	116	—
Diluted weighted-average common shares/units outstanding	19,660	17,786	19,620	14,872
Continuing Operations:
Basic net income (loss) per common share/unit	$1.97	$(1.15)	$2.71	$(4.25)
Diluted net income (loss) per common share/unit	$1.96	$(1.15)	$2.69	$(4.25)
_____________________________________________________
(1) Used in basic and diluted net loss per share calculation when the Company is in a net loss position.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
For the three and nine months ended June 30, 2022 and 2021, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Restricted shares/units	202	236	204	236

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
The Company did not recognize any material liability as of June 30, 2022 and September 30, 2021. The Company's assessment of probability and/or estimates of liabilities are based on information known about the pending legal matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management's estimates, none of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations, or liquidity after consideration of recorded accruals. Management does not expect that the losses from any litigation matters or claims that are reasonably possible to occur will have a material adverse effect on the Company's financial position, results of operations, or liquidity.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no environmental liabilities as of June 30, 2022 or September 30, 2021.
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
On March 25, 2022, the Company executed a purchase order for facility and support equipment for its EOR project. Under the order, the Company has remaining commitments totaling approximately $2.0 million, and the equipment will be delivered within 29 weeks of executing the purchase order.
On April 22, 2022, the Company entered into a purchase agreement for pipe related to its fiscal 2023 drilling program. Under the agreement, the Company has commitments to purchase approximately $10.6 million of pipe by December 2022.

(15)Subsequent Events
On July 11, 2022, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock, payable on August 8, 2022 to its shareholders of record at the close of business on July 25, 2022.

.Table of Contents
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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 12% to 10.2 MBoe/d for the three months ended June 30, 2022, as compared to the same period in 2021 and 20% to 10.0 MBoe/d for the nine months ended June 30, 2022, as compared to the same period in 2021
•During the three and nine months ended June 30, 2022, 5 gross (5.0 net) and 12 gross (10.8 net) horizontal wells brought online to production, respectively
•Realized average combined price on production sold of $94.80 per Boe, before derivative settlements, during the three months ended June 30, 2022, including $108.41 per barrel for oil
•Generated cash flow from operations of $97.0 million for the nine months ended June 30, 2022
•Total accrued capital expenditures of $34.4 million and $80.5 million for the three and nine months ended June 30, 2022, respectively
•Paid cash dividends on common shares of $6.1 million during the three months ended June 30, 2022, and announced latest dividend of $0.31 per share with a record date of July 25, 2022, which was paid on August 8, 2022, for a total of $6.1 million
•Exited the fiscal third quarter with $16.8 million in cash and $61.0 million drawn on our revolving credit facility

Recent Developments
Market Conditions and Commodity Prices
U.S. and global markets are experiencing heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Though less impactful than during 2021, cases of COVID-19 continue to affect global activity and demand for commodity products. Additionally, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.
In addition, global markets are experiencing significant inflation attributable to a number of factors. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for the remainder of 2022 to continue to be a

.Table of Contents
function of supply and demand. Specifically, costs for oilfield equipment and services continue to experience significant inflation, which we expect to continue for the foreseeable future.

In response to inflation concerns, the U.S. Federal Reserve initiated a monetary tightening policy in 2022, sharply increasing interest rates in June and July 2022 with public estimates of further increases in the future. The Company's floating-rate credit facility will be impacted by such rate increases.

The combination of geopolitical events, inflation and the rising rate environment has led to increasing forecasts of a U.S. or global recession. Any such recession could prolong market volatility or cause a decline in commodity prices, among other potential impacts.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of oil and natural gas reserves.

.Table of Contents
Results of Operations
Comparison for the three and nine months ended June 30, 2022 and 2021
The following table sets forth selected operating data for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues (in thousands):
Oil sales	$82,501	$39,504	$195,500	$92,395
Natural gas sales	2,850	957	7,344	5,592
Natural gas liquids sales	2,430	1,088	8,232	2,635
Oil and natural gas sales, net	$87,781	$41,549	$211,076	$100,622

Production Data, net:
Oil (MBbls)	761	612	2,104	1,702
Natural gas (MMcf)	572	732	2,098	1,795
Natural gas liquids (MBbls)	70	94	268	272
Total (MBoe)	926	828	2,722	2,273

Daily combined volumes (Boe/d)	10,176	9,100	9,969	8,325
Daily oil volumes (Bbls/d)	8,363	6,726	7,707	6,234

Average Realized Prices:
Oil ($ per Bbl)	$108.41	$64.55	$92.91	$54.29
Natural gas ($ per Mcf)	4.98	1.31	3.50	3.12
Natural gas liquids ($ per Bbl)	34.71	11.57	30.72	9.70
Combined ($ per Boe)	$94.80	$50.18	$77.55	$44.28

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$77.31	$51.84	$66.50	$51.16
Natural gas ($ per MMBtu)	1.29	1.39	1.31	3.22
Natural gas liquids ($ per Bbl)	34.71	11.57	30.72	9.70
Combined ($ per Boe)	$66.97	$40.86	$55.44	$42.02
_____________________
(1)The Company's calculation of the effects of derivative settlements includes losses on the settlement of its commodity derivative contracts. These losses are included under other income and expense on the Company’s condensed consolidated statements of operations.

.Table of Contents
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $46.2 million and $110.5 million, or 111% and 110%, for the three and nine months ended June 30, 2022 compared to the same periods in 2021. The Company’s realized average combined price on its production for the three and nine months ended June 30, 2022 increased by $44.62 and $33.27, or 89% and 75%, respectively, compared to the same periods in 2021.

Oil revenues
•For the three months ended June 30, 2022, oil revenues increased by $43.0 million, or 109%, compared to the same period in 2021. Of the increase, $33.4 million was attributable to an increase in our realized price and $9.6 million was attributable to an increase in volume. Volumes increased by 24%, while realized prices increased by 68% compared to the same period in 2021.
•For the nine months ended June 30, 2022, oil revenues increased by $103.1 million, or 112%, compared to the same period in 2021. Of the increase, $81.3 million was attributable to an increase in our realized price and $21.8 million was attributable to an increase in volume. Volumes increased by 24%, while realized prices increased by 71% compared to the same period in 2021.
•Oil volumes increased during the three and nine months ended June 30, 2022 due to production from new wells and workovers performed on existing wells. During the three and nine months ended June 30, 2022, we brought online 5 gross (5.0 net) and 12 gross (10.8 net) horizontal wells, respectively.
•The average WTI price increased by $42.65 and $38.12 per Bbl during the three and nine months ended June 30, 2022, respectively, compared to the same periods in 2021.
Natural gas revenues
•For the three months ended June 30, 2022, natural gas revenues increased by $1.9 million, compared to the same period in 2021, to $2.9 million from $1.0 million. Volumes decreased by 22%, while realized prices increased by $3.67 per Mcf compared to the same period in 2021.
•For the nine months ended June 30, 2022, natural gas revenues increased by $1.8 million, compared to the same period in 2021, to $7.3 million from $5.6 million. Volumes increased by 17%, while realized prices increased by $0.38 per Mcf compared to the same period in 2021.
•Natural gas sales volumes decreased during the three months ended June 30, 2022 compared to the same period in 2021 due to curtailed volume capacity by our midstream gas gathering and processing counterparty as a result of their capacity expansion project. For the nine months ended June 30, 2022, natural gas sales volumes increased compared to the same period in 2021 due to increased production from new wells and workovers performed on existing wells, partially offset by curtailed volume capacity as seen in during the period.
•The average Henry Hub price increased by $4.55 and $2.65 per Mcf during the three and nine months ended June 30, 2022, respectively, compared to the same periods in 2021.
Natural gas liquids revenues
•For the three months ended June 30, 2022, NGL revenues increased by $1.3 million, compared to the same period in 2021, to $2.4 million from $1.1 million. Volumes decreased by 26%, while realized prices increased $23.14 per Bbl compared to the same period in 2021.
•For the nine months ended June 30, 2022, NGL revenues increased by $5.6 million, compared to the same period in 2021, to $8.2 million from $2.6 million. Volumes remained flat, while realized prices increased $21.02 per Bbl compared to the same period in 2021.
•NGL sales volumes decreased during the three months ended June 30, 2022 compared to the same period in 2021 due to curtailed volume capacity by our midstream gas gathering and processing counterparty as a result of their capacity expansion project.

.Table of Contents
Contract Services - Related Party Revenue
The following table presents the Company's revenue and costs associated with its related party transactions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Contract services - related parties(1)	$600	$600	$1,800	$1,800
Cost of contract services - related parties(2)	89	91	324	330
Gross profit - related parties	$511	$509	$1,476	$1,470
_____________________
(1)The Company’s contract services - related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Costs and Expenses:	(In thousands)
Lease operating expenses	$8,062	$5,766	$22,311	$16,289
Production and ad valorem taxes	$5,526	$2,017	$12,033	$6,061
Exploration costs	$22	$2,785	$2,131	$8,682
Depletion, depreciation, amortization and accretion	$7,188	$7,082	$20,688	$19,323

Administrative costs	$4,399	$4,030	$12,046	$9,176
Equity-based compensation	553	779	2,521	6,042
General and administrative expense	$4,952	$4,809	$14,567	$15,218

Transaction costs	$—	$321	$3,896	$3,534
Interest expense, net	$697	$1,171	$2,271	$3,571
Loss on derivatives	$12,363	$35,396	$67,188	$74,208
Income tax expense	$10,927	$3,245	$14,682	$16,953

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
The Company’s LOE increased by $2.3 million for the three months ended June 30, 2022 compared to the same period in 2021. For the three months ended June 30, 2022, $2.1 million of the increase was due to higher workover expense as additional workovers were performed in the 2022 period and $1.6 million of the increase was attributable to costs associated with new wells and additional production volumes, partially offset by a $1.4 million decrease attributable to efficiencies on existing wells.

.Table of Contents
The Company’s LOE increased by $6.0 million for the nine months ended June 30, 2022 compared to the same period in 2021. For the nine months ended June 30, 2022, $4.7 million of the increase was attributable to costs associated with new wells and additional production volume and $3.4 million of the increase was due to higher workover expense as additional workovers were performed in the 2022 period, partially offset by a $2.1 million decrease attributable to efficiencies on existing wells.
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
Production and ad valorem taxes increased by $3.5 million and $6.0 million for the three and nine months ended June 30, 2022, respectively, compared to the same periods in 2021. Production taxes increased primarily due to increases in our oil and natural gas sales, net, as discussed above. Ad valorem taxes increased for the three and nine months ended June 30, 2022 based on higher estimated property values for the current taxable period.
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. The following table presents exploration expense by area for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except acreage data)
Exploration expense(1)	$—	$2,785	$2,053	$8,615
Geological and geophysical costs	22	—	78	67
Total exploration expense	$22	$2,785	$2,131	$8,682

Expired net acres - Texas	—	159	717	1,626
Expired net acres - New Mexico	—	6,867	1,664	14,068
Net acres renewed after expiration(2)	9	—	106	486
_____________________
(1)For the nine months ended June 30, 2022, exploration expense includes $1.5 million and $0.6 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the three and nine months ended June 30, 2022 and 2021.

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

Depletion, depreciation, amortization and accretion expense increased by $0.1 million and $1.4 million for the three and nine months ended June 30, 2022, respectively, compared to the same periods for 2021. The increase for the three and nine months ended June 30, 2022 was primarily due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of the Company's drilling activity and improved commodity prices.

.Table of Contents
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries from other owners in properties operated by us.
Total G&A expense increased by $0.1 million and decreased by $0.7 million for the three and nine months ended June 30, 2022, respectively, compared to the same periods for 2021. Administrative costs, which includes payroll, benefits and non-payroll costs, increased by $0.4 million and $2.9 million, respectively, for the three and nine months ended June 30, 2022, compared to the same periods for 2021. The increase in administrative costs was primarily attributable to increased professional services, insurance, technology and investor relations costs. Equity-based compensation expense decreased by $3.5 million for the nine months ended June 30, 2022, respectively, compared to the same periods in 2021. The higher equity-based compensation during the nine months ended June 30, 2021 relates to restricted shares awarded to certain employees following completion of the Merger that immediately vested.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. During the three and nine months ended June 30, 2021, the transaction costs of $0.3 million and $3.5 million, respectively, primarily relates to costs incurred on the Merger with Tengasco in February 2021. The Company did not incur any transaction costs during the three months ended June 30, 2022. The transaction costs of $3.9 million for the nine months ended June 30, 2022 primarily relate to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions.
Interest Expense
Interest expense decreased by $0.5 million and $1.3 million during the three and nine months ended June 30, 2022, respectively, when compared to the same periods for 2021. Interest expense decreased due to a lower outstanding average balance on the Company's revolving credit facility as well as the capitalized interest related to the Company's EOR project during the three and nine months ended June 30, 2022, respectively, when compared to the same periods for 2021.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's loss on derivatives for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Settlements on derivative contracts	$(25,783)	$(7,712)	$(60,172)	$(5,133)
Non-cash gain (loss) on derivatives	13,420	(27,684)	(7,016)	(69,075)
Loss on derivatives	$(12,363)	$(35,396)	$(67,188)	$(74,208)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains; while future commodity price increases between measurement periods result in mark-to-market losses.

.Table of Contents
The decrease in the loss on derivatives for the three and nine months ended June 30, 2022 compared to the same periods in 2021 is due to the change in non-cash gain (loss) on derivatives of $41.1 million and $62.1 million, partially offset by the increase in the loss on settlements of $18.1 million and $55.0 million. The change in non-cash gain (loss) on derivatives for the three and nine months ended June 30, 2022 is due to the decrease in total contract volumes for our open derivative contracts with volumes on our fixed price oil swaps decreasing by 55% as of June 30, 2022 when compared to the same period in 2021. Additionally, the change in the non-cash gain (loss) on derivatives was impacted by the change in the estimated forward-looking oil and natural gas prices used at the end of the period to calculate the fair value of the open derivative contracts. The increase in the loss on settlements on derivatives was due to the increase in oil and natural gas prices for the three and nine months ended June 30, 2022 compared to the same periods in 2021. For example, the average WTI price was $108.83 per Bbl for the three months ended June 30, 2022 compared to $66.19 per Bbl for the same period in 2021.

Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions to the Company's condensed consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of the Company only from February 27, 2021 through June 30, 2022 in the accompanying condensed consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger in February 2021, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 11 - Income Taxes to the Company's condensed consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Current income tax expense (benefit)	$715	$(1,009)	$1,608	$(232)
Deferred income tax expense	10,212	4,254	13,074	17,185
Total income tax expense	$10,927	$3,245	$14,682	$16,953

Effective income tax rate	22.0%	(18.8)%	21.8%	(38.0)%

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
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. During the fiscal third quarter of 2022, the Company's natural gas and NGL sales were negatively impacted due to its primary midstream gas gathering and processing counterparty curtailing volume capacity as work continued on their overall capacity expansion project. With the expansion project being fully commissioned in July, the Company expects to benefit from an increase in production capacity. The Company is not currently aware of additional scheduled curtailments; however, the Company may continue to experience periodic curtailments on natural

.Table of Contents
gas produced in excess of our contractual processing capacity. For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of June 30, 2022, we had a working capital deficit of $55.6 million compared to a deficit of $46.9 million as of September 30, 2021. The working capital deficit at June 30, 2022 reflects $50.3 million in current derivative liabilities compared to $42.1 million in current derivative liabilities at September 30, 2021. Additionally, we had $8.8 million payable to our counterparties for June 2022 derivative contract settlements, which is included in accounts payable at June 30, 2022. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of June 30, 2022 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows from continuing operations:

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$96,987	$58,841
Net cash used in investing activities	$(77,195)	$(39,366)
Net cash used in financing activities	$(20,059)	$(18,151)
Operating Activities
The Company’s net cash provided by operating activities increased by $38.1 million or 65% to $97.0 million for the nine months ended June 30, 2022 from $58.8 million for the same period in 2021. The increase was primarily driven by an increase in revenues of $110.5 million, partially offset by an increase of $55.0 million on settlements for commodity derivative contracts and an increase in operating expenses of $15.2 million, which excludes non-cash expenses such as equity-based compensation, expiration of unproved leasehold costs, and depreciation, depletion, accretion, and amortization expense.
Investing Activities
The Company's cash flows used in investing activities increased by $37.8 million or 96% to $77.2 million for the nine months ended June 30, 2022 from $39.4 million for the same period in 2021. The increase was primarily due to higher capital spending of $37.2 million related to the Company's increased drilling and completion activity and EOR project during the nine months ended June 30, 2022 compared to the same period in 2021.
Financing Activities
Net cash flow used in financing activities increased by $1.9 million or 11% to $20.1 million for the nine months ended June 30, 2022 from $18.2 million for the same period in 2021. During the nine months ended June 30, 2022, the Company utilized $1.0 million net proceeds from its revolving credit facility to fund capital expenditures and working capital. For the same period in 2021, the Company had a net paydown on its revolving credit facility of $3.5 million based on decreased drilling and completion activity during this period. In addition, the Company distributed an additional $5.4 million of dividends on common stock during the nine months ended June 30, 2022 compared to the same period in 2021.
Revolving Credit Facility
The Company's borrowing base was $200 million with outstanding borrowings of $61 million on June 30, 2022, representing available borrowing capacity of $139 million. See further discussion in Note 9 - Revolving Credit Facility to the Company's condensed consolidated financial statements included herein.

.Table of Contents
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.
Distributions
For the three months ended June 30, 2022, the Company authorized and declared a quarterly dividend totaling approximately $6.2 million, with $6.1 million paid in cash and $0.1 million payable to restricted shareholders upon vesting.
Contractual Obligations
The Company has commitments with its primary midstream counterparty and has entered into purchase commitments throughout the nine months ended June 30, 2022. See Note 14 - Commitments and Contingencies in our notes to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

.Table of Contents
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ending June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.Table of Contents
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2022, and through the filing date of this Quarterly Report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
Refer to Part I, Item 3 - Legal Proceedings of Riley Permian's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and Note 14 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.

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

.Table of Contents
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
Enhanced scrutiny on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, hydraulic fracturing, natural gas flaring, GHG emissions, waste disposal, oil spills, and explosions of natural gas transmission pipelines may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, increased risk of litigation, and adverse impacts on the Company’s access to capital. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Company requires to conduct its operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct its business.
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

.Table of Contents
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the nine months ended June 30, 2022 was as follows:

Fiscal Quarter Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
Q1	9,740	$23.48	—	—
Q2	12,640	$26.81	—	—
Q3	8,576	$25.08	—	—
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

.Table of Contents

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

.Table of Contents

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

.Table of Contents

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

.Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: August 10, 2022	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer