Form 10-QT
period 2021-12-31
Riley Exploration Permian, Inc.
filed 2022-09-23
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2021 to December 31, 2021
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
Former Fiscal Year: September 30
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of September 16, 2022 was 19,866,637.

Introductory Note to this Transition Report
On August 16, 2022, the Company's Board of Directors (the "Board") acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year (the "Bylaws Restatement"). On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved Bylaws Restatement and adopted the Third Amended and Restated Bylaws, which are included hereto as Exhibit 3.3. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year will now be the period from January 1, 2022 to December 31, 2022.
Unless the context requires otherwise or unless otherwise noted, all references in this Transition Report on Form 10-QT to the "Company," "Riley Permian," "REPX," "we," "us," or "our" are to Riley Exploration Permian, Inc., together with its consolidated subsidiaries.

DEFINITIONS
The following are abbreviations and definitions of certain terms used within this Transition Report on Form 10-QT:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil.

Boe/d	Stock tank barrel equivalent of oil per day.
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
MBbl	One thousand barrels of oil or other liquid hydrocarbons.
MBoe	One thousand Boe.
MBoe/d	One thousand Boe per day.
Mcf	One thousand cubic feet of gas.
MMBtu	One million British thermal units.
Abbreviations.
ARO	Asset Retirement Obligation.
ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
CO2	Carbon Dioxide.
EOR	Enhanced Oil Recovery.
FASB	Financial Accounting Standards Board.
GHG	Greenhouse Gas.
LIBOR	London Interbank Offered Rate.
NGL	Natural gas liquids.
NYSE	New York Stock Exchange.
Oil	Crude oil and condensate.
SEC	Securities and Exchange Commission.
SOFR	Secured Overnight Financing Rate.
U.S. GAAP	Accounting principles generally accepted in the United States of America.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Transition Report on Form 10-QT ("Transition Report") are "forward-looking statements" as defined by the SEC. All statements, other than statements of historical fact, contained in this Transition Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A Risk Factors” in this Transition Report and in our Annual Report on Form 10-K for the year ended September 30, 2021. We continue to face many risks and uncertainties including, but not limited to:

•the volatility of oil, natural gas and NGL prices;
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 ("COVID-19") pandemic and any related variants), including reactive or proactive measures taken by governments, regulatory agencies and businesses related to the pandemic, and the effects of COVID-19 on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;
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

All forward-looking statements speak only as of the date of this Transition Report. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Transition Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Riley Exploration Permian, Inc. (the “Company”) as of December 31, 2021 and September 30, 2021, the related consolidated statements of operations, changes in members’/shareholders’ equity, and cash flows for the three months ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and September 30, 2021, and the results of its operations and its cash flows for the three months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Estimation of Oil and Natural Gas Reserves and Effect on Depreciation, Depletion and Amortization (“DD&A”) Expense Related to Proved Oil and Natural Gas Properties
The Company’s oil and natural gas properties, net balance as of December 31, 2021 was $359.1 million, which includes proved oil and natural gas properties of $421.8 million and accumulated DD&A of $95.0 million. DD&A expense was $6.7 million for the three months ended December 31, 2021. As described in Note 3 - Summary of Significant Accounting Policies to the consolidated financial statements, the Company accounts for its oil and natural gas activities using the successful efforts method of accounting which involves management’s use of internal and independent petroleum engineers to make estimates of proved oil and natural gas reserves necessary to record DD&A expense. To estimate the proved oil and natural gas reserves, management and their internal and independent petroleum engineers make significant estimates and assumptions including forecasting of future production volumes and lease operating expenses of proved oil and natural gas properties.
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
•Comparing estimates of future production volumes, production decline analyses, and lease operating expenses against historical results of production volumes, production decline analyses, and lease operating expenses on a summary basis for all wells and a detailed basis for certain wells.
•Performing a retrospective review over management estimates of future production volumes made in prior periods as compared to actual results.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Houston, Texas
September 23, 2022

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
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

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2021	2020
		(Unaudited)
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$56,650	$22,414
Contract services - related parties	600	600
Total Revenues	57,250	23,014
Costs and Expenses:
Lease operating expenses	7,419	4,568
Production and ad valorem taxes	3,005	1,289
Exploration costs	611	424
Depletion, depreciation, amortization and accretion	6,867	5,990
General and administrative:
Administrative costs	3,633	2,445
Unit-based compensation expense	—	413
Share-based compensation expense	951	—
Cost of contract services - related parties	150	148
Transaction costs	1,258	1,049
Total Costs and Expenses	23,894	16,326
Income From Operations	33,356	6,688
Other Income (Expense):
Interest expense	(896)	(1,235)
Loss on derivatives	(5,193)	(13,909)
Total Other Income (Expense)	(6,089)	(15,144)
Net Income (Loss) Before Income Taxes	27,267	(8,456)
Income tax benefit (expense)	(5,869)	515
Net Income (Loss)	21,398	(7,941)
Dividends on preferred units	—	(917)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$21,398	$(8,858)
Net Income (Loss) per Share/Unit:
Basic	$1.10	$(0.71)
Diluted	$1.09	$(0.71)
Weighted Average Common Shares/Units Outstanding:
Basic	19,470	12,469
Diluted	19,569	12,469
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
	(Unaudited)
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

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
	2021	2020
		(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$21,398	$(7,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Oil and gas lease expirations	588	424
Depletion, depreciation, amortization and accretion	6,867	5,990
Loss on derivatives	5,193	13,909
Settlements on derivative contracts	(16,014)	5,173
Amortization of deferred financing costs	282	155
Unit-based compensation expense	—	413
Share-based compensation expense	951	—
Deferred income tax expense (benefit)	5,756	(515)
Changes in operating assets and liabilities:
Accounts receivable	(529)	(397)
Accounts receivable – related parties	456	(258)
Prepaid expenses and other current assets	(3,172)	(39)
Other non-current assets	—	1
Accounts payable and accrued liabilities	(2,625)	(385)
Accounts payable - related parties	164	—
Income taxes payable	113	—
Revenue payable	2,362	95
Advances from joint interest owners	—	(2)
Advances from related parties	—	570
Other liabilities	(63)	—
Net Cash Provided By Operating Activities	21,727	17,193
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(29,011)	(9,389)
Additions to other property and equipment	(117)	(318)
Net Cash Used In Investing Activities	(29,128)	(9,707)
Cash Flows from Financing Activities:
Deferred financing costs	(274)	(52)
Proceeds from revolving credit facility	5,000	2,000
Repayment under revolving credit facility	—	(5,500)
Payment of common share/unit dividends	(6,056)	(3,717)
Common stock repurchased for tax withholding	(19)	—
Net Cash Used in Financing Activities	(1,349)	(7,269)
Net Increase (Decrease) in Cash and Cash Equivalents	(8,750)	217
Cash and Cash Equivalents, Beginning of Period	17,067	1,660
Cash and Cash Equivalents, End of Period	$8,317	$1,877

The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
	Three Months Ended December 31,
	2021	2020
		(Unaudited)
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

On February 26, 2021 (the “Closing Date”), Riley Permian (f/k/a Tengasco, Inc. (“Tengasco”)), consummated a merger, dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of Tengasco (“Merger Sub”), and Riley Exploration – Permian, LLC (“REP LLC”). Merger Sub merged with and into REP LLC, with REP LLC as the surviving company and as a wholly-owned subsidiary of Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, the Registrant changed its name from Tengasco, Inc. to Riley Exploration Permian, Inc.
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

As oil and natural gas operations are considered essential in the State of Texas and New Mexico, the Company did not have any significant disruptions in operations.

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

(2)Basis of Presentation
On August 16, 2022, the Company's Board of Directors (the "Board") acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year (the "Bylaws Restatement"). On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved Bylaws Restatement and adopted the Third Amended and Restated Bylaws, which are included hereto as Exhibit 3.3. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year will now be the period from January 1, 2022 to December 31, 2022.
As a result of the change in fiscal year, this document reflects the Company's Transition Report on Form 10-QT for the transition period from October 1, 2021 through December 31, 2021. The Company's next fiscal year will run from January 1, 2022 through December 31, 2022 (fiscal 2022).
The accompanying balance sheet as of September 30, 2021 was derived from the Company's audited financial statements included in Form 10-K filed with the SEC on December 14, 2021. The accompanying consolidated statement of operations, consolidated statement of changes in members'/stockholders' equity, consolidated statement of cash flows and footnote disclosures for the three months ended December 31, 2020 are unaudited. The unaudited consolidated financial statements for the three months ended December 31, 2020 have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, contain all adjustments necessary for fair presentation of the results of operations for the periods presented, except as disclosed herein.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These consolidated financial statements as of December 31, 2021 and for the three months ended December 31, 2021 include the accounts of Riley Permian and its wholly-owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
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
Accounts Receivable
Our receivables arise primarily from the sale of oil, natural gas and NGLs and joint interest owner receivables for properties in which we serve as the operator. Accounts receivable are stated at amounts due, net of an allowance for credit losses, if necessary.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This ASU replaced the incurred impairment model with an expected credit loss model for financial instruments, including accounts receivable. The ASU requires the Company to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under previous accounting guidance. As a result of adoption, the Company establishes allowances for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur, if applicable. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivables included in the Company’s consolidated balance sheets and are recorded in Administrative costs in the consolidated statements of operations if failure to collect an estimable portion is determined to be probable. The Company had no allowance for credit losses at December 31, 2021 and September 30, 2021.
Accounts receivable is summarized below:

	December 31, 2021	September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$17,562	$17,008
Joint interest accounts receivable	409	413
Realized derivative receivable	—	42
Other accounts receivable	31	10
Total accounts receivable	$18,002	$17,473
Proved Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas producing activities. Under this method, all property acquisition costs and costs of development wells are capitalized as incurred. The costs of development wells are capitalized whether producing or non-producing. Costs to drill exploratory wells are capitalized pending the determination of whether proved reserves are found. If an exploratory well is determined to be unsuccessful, the costs of drilling the unsuccessful exploratory well are charged to exploration costs.

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

On the sale or retirement of a complete unit of a proved property or field, the cost and related accumulated depletion, depreciation and amortization are eliminated from the oil and natural gas property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the unamortized cost of the property is apportioned to the interest sold and the interest retained is accounted for on the basis of the fair value of the retained interests and a gain or loss is recognized if the divestiture significantly affects the depletion rate.

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

Impairment of Oil and Natural Gas Properties

The cost of proved oil and natural gas properties are assessed on a field-by-field basis for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The expected undiscounted future cash flows of the oil and natural gas properties are compared to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties is adjusted to estimated fair value. Assumptions associated with discounted cash flow models or valuations used in the impairment evaluation include estimates of future oil, natural gas and NGL prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. Unproved oil and natural gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. See further discussion in Note 7 – Fair Value Measurements.
Business Combinations
In accordance with ASC 805 - Business Combinations, the Company accounts for its acquisitions that qualify as a business using the acquisition method. If the set of assets and activities acquired is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.
The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with the acquisition method, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values. Transaction costs related to the business combination are expensed as incurred. This fair value measurement is based on unobservable (Level 3) inputs. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business, if any, is recorded as a bargain purchase gain.
Other Property and Equipment, Net
Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Capitalized costs related to leasehold improvements are depreciated over the life of the lease.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Asset Retirement Obligations
ARO consist of future plugging and abandonment expenses on oil and natural gas properties. The fair value of the ARO is recorded as a liability in the period in which wells are drilled with a corresponding increase in the carrying amount of oil and natural gas properties. The liability is accreted for the change in its present value each period and the capitalized cost is depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.
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
_____________________
(1)Current ARO is included within other current liabilities on the accompanying consolidated balance sheets.

Goodwill
Goodwill represents the future economic benefit arising from other assets acquired in a business combination that are not individually identified or separately recognized. Goodwill is initially recognized as the excess of the purchase price of a

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

business combination over the fair value of the net assets acquired and is tested for impairment annually in accordance with ASC 350 - Intangibles - Goodwill and Other, or more frequently if there is a change in events or circumstances that indicate the carrying value of the goodwill may not be recoverable.
The impairment test should occur at the reporting unit level determined by the Company and an impairment should only exist if the Company has determined the carrying value of the goodwill no longer exceeds the implied fair value. If the Company determines it is more likely than not the fair value of the reporting unit is less than its carrying value, including goodwill, then a quantitative assessment is necessary. An impairment loss is recognized if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.
The Company assessed the goodwill balance recognized from the Merger of $19.0 million for impairment since the Company entered into a purchase and sale agreement on March 10, 2021 for $3.5 million before closing adjustments. At the closing of the Merger, the Company determined it had two reporting units, and the entire goodwill balance of $19.0 million was included in the reporting unit acquired in the Merger (the "Kansas Reporting Unit"). The Company did not fully integrate the Kansas Reporting Unit in the Company's operations as it was deemed to be held for sale upon acquisition. See further discussion in Note 4 - Acquisitions and Divestitures. The carrying value of the Kansas Reporting Unit was $22.0 million. At the closing of the Merger, the Company concluded the fair value of the Kansas Reporting Unit was $3.5 million. As the carrying value exceeded the implied fair value at the time of the closing of the Merger, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations on the consolidated statement of operations, of $18.5 million during the year ended September 30, 2021.
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
Natural Gas and NGL Sales

Under the Company’s natural gas gathering and processing contracts, natural gas is delivered to the purchaser at the inlet of the purchasers' gathering system, at which point title and risk of loss is transferred to the purchaser. The purchaser gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of natural gas and NGLs in accordance with the pricing provisions of the Company's contracts. As the gathering, processing and transportation activities occur after the transfer of control, these costs are netted against our oil and natural gas sales and represent part of the transaction price of the contract, and may exceed the sales price. The pricing provisions also provide quantity requirements and grade and quality specifications. The Company recognizes revenue on a net basis for amounts expected to be received from third party customers through the marketing process.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances

Under the Company’s product sales contracts, the Company has the right to invoice customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations

Revenue is recorded in the month in which production is delivered to the purchaser. However, certain settlement statements for oil, natural gas and NGLs may not be received for thirty to ninety days after the date production is delivered and, as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences identified between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three months ended December 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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
Income Taxes
Upon closing of the Merger on February 26, 2021, Tengasco was renamed to Riley Exploration Permian, Inc. and REP LLC became a wholly-owned subsidiary of Riley Permian, the consolidated company. In addition, Riley Permian became a C-corporation which is subject to current federal and state income taxes, including Texas Margin Tax. See further discussion in Note 4 - Acquisitions and Divestitures and in Note 12 - Income Taxes.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. Interest and penalties, if any, related to uncertain tax positions are included in current income tax expense. There are no unrecorded liabilities for uncertain tax positions related to the Company as of December 31, 2021 and September 30, 2021.
Interest Expense

We have financed a portion of our working capital requirements, capital expenditures and certain acquisitions with borrowings under our revolving credit facility. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest expense in the consolidated statements of operations reflects interest, unused commitment fees paid to our lender, interest rate swap settlements plus the amortization of deferred financing costs (including origination and amendment fees). Interest expense was $0.9 million and $1.2 million for the three months ended December 31, 2021 and 2020, respectively.
Concentrations of Credit Risk
Our customer concentration may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry.
We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the three months ended December 31, 2021 and 2020, one purchaser accounted for 87% and 86%, respectively, of our revenue purchased, with three end customers each accounting for more than 10% of the purchased revenue. During such periods, no other purchaser accounted for 10% or more of our revenues. The loss of this purchaser could materially and adversely affect our revenues in the short-term. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil, natural gas and NGLs are marketable products with well-established markets.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.
Fair Value Measurements
Certain financial instruments are reported at fair value on our consolidated balance sheets. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (i.e., an exit price). To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability and have the lowest priority.
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
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable/payable and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments. The carrying value reported for the revolving credit facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates.
Derivative Contracts
We report the fair value of derivatives on the consolidated balance sheets in derivative assets and derivative liabilities as either current or non-current based on the timing of the settlement of individual trades. Trades that are scheduled to settle in the next twelve months are reported as current. The Company nets derivative assets and liabilities, in the consolidated balance sheets, whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract.
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
Leases

The Company reviews all contracts to determine if a lease exists at contract inception. A lease exists when the Company has the right to obtain substantially all of the economic benefit of a specific asset and to control the use of that asset over the term of the agreement. Identified leases are classified as an operating or finance lease, which determines the recognition, measurement and presentation of expenses. As of December 31, 2021 and September 30, 2021, the Company did not have any finance leases. Operating leases are capitalized on the consolidated balance sheet at commencement through a lease right-of-use ("ROU") asset and lease liability representing the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset includes any lease payments made to the lessor prior to lease

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commencement less any lease incentives and initial direct costs incurred. Options to extend or terminate leases are included in the lease term when it is reasonably certain the Company will exercise the option. For operating leases, lease costs are recognized on a straight-line basis over the term of the lease.

The present value of operating lease payments and amortization of the lease liability is calculated using a discount rate. When available, the Company uses the rate implicit in the lease as the discount rate; however, most of the Company’s leases do not provide a readily determinable implicit rate. In such cases, the Company is required to use its incremental borrowing rate ("IBR"). The Company’s IBR reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date. The weighted-average discount rate was 5.17% at December 31, 2021.

	December 31, 2021	September 30, 2021
	(In thousands)
ROU asset	$208	$309
Current lease liability	$212	$314

The ROU asset and current lease liability was included in other non-current assets and other current liabilities and non-current lease liabilities, respectively, on the accompanying consolidated balance sheets. Lease expense for the Company was included in general and administrative costs on the accompanying consolidated statements of operations.
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
The combination between REP LLC and Tengasco qualified as a business combination, with REP LLC being treated as the accounting acquirer. The assets acquired and liabilities assumed were recognized on the consolidated balance sheet at fair value as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future commodity prices, future development, future operating costs, future cash flows and the use of weighted average cost of capital. These inputs required the use of significant judgements and estimates at the date of valuation.
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
The Company incurred $1.0 million of costs related to the Merger during the three months ended December 31, 2020, which is included in transaction costs on the consolidated statement of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company completed the determination of the fair value attributable to the assets acquired and liabilities assumed as of September 30, 2021. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 26, 2021 (in thousands):

Assets
Cash and cash equivalents	$860
Account receivable	325
Prepaid and other current assets	759
Total current assets	1,944
Oil and gas properties	4,525
Other property and equipment	91
Right of use assets	42
Other non-current assets	4
Deferred tax assets	2,987
Total assets acquired	$9,593
Liabilities
Accounts payable	$130
Accrued liabilities	409
Current lease liabilities, operating	42
Current lease liabilities, financing	68
Total current liabilities	649
Asset retirement obligations	1,565
Total liabilities assumed	2,214
Net identifiable assets acquired	7,379
Goodwill	19,013
Net assets acquired	$26,392
The goodwill recognized was primarily attributable to a substantial increase in the stock price of Tengasco on the Closing Date, which increased the amount of the consideration transferred. The Company does not expect goodwill to be deductible for tax purposes.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three months ended December 31, 2020 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. The unaudited pro forma information includes adjustments for $0.9 million of transaction costs being reclassified to the three months ended December 31, 2019 which were incurred during the three months ended December 31, 2020. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax affected using a 21% tax rate. The common stock was also adjusted for the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

Three Months Ended December 31, 2020
(In thousands, except per share/unit amounts)
(Unaudited)
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
At December 31, 2021 and September 30, 2021, the Company had one exploratory well drilled but uncompleted that was included in work-in-progress with associated well costs of $3.7 million for both periods. At December 31, 2021, the Company had one exploratory well with costs of $3.7 million that has been capitalized for greater than one year but less than two years. The Company is evaluating completion methods for this exploratory well.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use may also limit future revenues from favorable price changes. For the three months ended December 31, 2021 and 2020, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expenses) in the consolidated statements of operations.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance Sheet Presentation of Derivatives
The following table presents the location and fair value of the Company’s derivative contracts included in the consolidated balance sheets as of December 31, 2021 and September 30, 2021:

	December 31, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$281	$(198)	$83
Non-current derivative assets	267	—	267
Current derivative liabilities	(31,182)	198	(30,984)
Non-current derivative liabilities	(9,515)	—	(9,515)
Total	$(40,149)	$—	$(40,149)

	September 30, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$186	$(186)	$—
Non-current derivative assets	228	(122)	106
Current derivative liabilities	(42,330)	186	(42,144)
Non-current derivative liabilities	(9,054)	122	(8,932)
Total	$(50,970)	$—	$(50,970)
The following table presents the components of the Company's loss on derivatives for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Settlements on derivative contracts	$(16,014)	$5,173
Non-cash gain (loss) on derivatives	10,821	(19,082)
Loss on derivatives	$(5,193)	$(13,909)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The fair value measurements of assets acquired and liabilities assumed are measured on a non-recurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future commodity prices; (iii) operating and development costs; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that the Company’s management believes will impact realizable prices. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.
The fair value of asset retirement obligations incurred and acquired during the three months ended December 31, 2021 and year ended September 30, 2021, totaled approximately $56 thousand and $113 thousand, respectively. The fair value of additions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well for all oil and natural gas wells and for all disposal wells; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) our average credit-adjusted risk-free rate. These assumptions represent Level 3 inputs.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Transactions with Related Parties
Contract Services
RPOC provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. RPOC also has the option to participate as a working interest owner in Combo wells operated by RPOC. Combo was previously owned by Oakspring Energy Holdings, LLC ("Oakspring") and by a wholly-owned subsidiary of Riley Exploration Group, Inc. ("REG"). On December 31, 2020, Oakspring contributed its interest in Combo to certain investment funds of Yorktown Partners, LLC, and the wholly-owned subsidiary of REG contributed its interest in Combo to Riley Exploration Group, LLC. Combo and REG are portfolio companies of Yorktown Energy Partners XI, L.P. ("Yorktown XI"), certain managed funds of which have investments in the Company (all deemed to be related parties). One of our executives held positions with REG and Combo at December 31, 2021. Our Executive Vice President, Business Intelligence is the President of both REG and Combo, as well as a board member of Combo.
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
The Company had amounts (payable to) and due from Combo of $(0.2) million and $0.5 million at December 31, 2021 and September 30, 2021, respectively, which are reflected in accounts payable - related parties and accounts receivable - related parties on the accompanying consolidated balance sheets. There were no amounts due to the Company from REG as of December 31, 2021 and September 30, 2021.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. For the three months ended December 31, 2021 and 2020, the Company incurred legal fees from di Santo Law of approximately $0.2 million and $0.2 million, respectively. As of December 31, 2021 and September 30, 2021, the Company had approximately $0.2 million and $0.8 million in amounts accrued for di Santo Law. Such amounts were included in accrued liabilities in the accompanying consolidated balance sheets.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and available free cash flow under certain circumstances. Substantially all of the Company’s assets are pledged to secure the revolving credit facility.
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturity date to April 2026, replace LIBOR with SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio ranging between 0% and 50% (depending on the borrowing base utilization percentage and leverage ratio as of the hedge evaluation date) of its proved developed producing volumes.
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

The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is below 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit for five consecutive business days, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2021, the Company's minimum hedging requirement was 50% of its PDP volumes on a rolling 24 month basis.
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

(10) Members’/Shareholders' Equity
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
Dividends
For the three months ended December 31, 2021 and 2020, the Company declared quarterly dividends of $0.31 and $0.23 per share of common stock and common units, after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, totaling approximately $6.1 million and $3.8 million, respectively. The cash dividends were declared for all issued and outstanding common shares or units, including vested and unvested under the respective Long-Term Incentive Plan in effect during the period of dividend declaration. The portion of the cash dividend attributable to the unvested restricted shares issued under the 2021 LTIP is included in accrued liabilities on the consolidated balance sheet and will be paid in cash once the unvested restricted shares fully vest. Any accrued but unpaid cash dividends attributable to the unvested restricted shares issued under the 2018 LTIP were paid in accordance with the Merger Agreement immediately prior to consummation of the Merger. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
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
2021 Long-Term Incentive Plan
The 2021 LTIP will provide for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws ("ISO's":); (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights, or SARs; (iv) restricted stock awards; (v) restricted stock units, or RSUs; (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards, all of which will collectively be referred to as the "Awards."
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
During the three months ended December 31, 2021, total share-based compensation expense of $1.0 million is included in general and administrative costs on the Company's consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. At the time of the forfeiture, the Company will recognize any forfeited shares as a reduction to share-based compensation expense on the consolidated statement of operations and a decrease to shareholders' equity on the consolidated balance sheet. Any unpaid dividends on forfeited shares will be recognized as a decrease to accrued liabilities and an increase to shareholders' equity on the consolidated balance sheet. Approximately $5.5 million of additional share-based compensation expense will be recognized over the weighted average life of 28 months for the restricted share awards granted under the 2021 LTIP.
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
Total unit-based compensation expense of $0.4 million is included in general and administrative costs on the Company's consolidated statement of operations for all of the issuances outstanding for the three months ended December 31, 2020.

(11)Preferred Units
As of August 13, 2020, REP LLC entered into the Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth LLC Agreement") which declared the mandatory redemption date for all Series A Preferred Units in cash to one year following the expiration of the credit agreement (as may be further amended, restated, supplemented, modified or replaced from time to time) which at that time was set to mature on September 28, 2023.
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

The tables below summarize the preferred unit activity during the year ended September 30, 2021:

	Units	Amount
		(In thousands)
Balance, September 30, 2020	504,168	$60,292
Dividends paid in kind	7,527	904
Units converted to common units	(511,695)	(61,196)
Balance, September 30, 2021	—	$—
After the closing of the Merger, the Company's authorized capital stock includes 25 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding as of December 31, 2021 or September 30, 2021.

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
The components of the Company's provision for income taxes from continuing operations are as follows:

	Three Months Ended December 31,
	2021	2020
	(In thousands)

Current income tax expense:
Federal	$—	$—
State	113	—
Total current income tax expense	$113	$—
Deferred income tax expense (benefit):
Federal	$5,669	$—
State	87	(515)
Total deferred income tax expense (benefit)	$5,756	$(515)
Total income tax expense (benefit)	$5,869	$(515)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company's net deferred tax position is as follows:

	December 31, 2021	September 30, 2021
	(In thousands)
Deferred tax assets
Non-cash gain on derivatives	$10,286	$11,006
Intangibles	215	222
Inventory	23	23
Share-based compensation	690	480
Accruals and other	558	578
Net operating loss	3,172	5,422
Total deferred tax assets	14,944	17,731
Oil and natural gas assets	(32,154)	(29,161)
Other fixed assets	(174)	(198)
Total deferred tax liabilities	(32,328)	(29,359)
Net deferred tax liabilities	$(17,384)	$(11,628)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended December 31,
	2021	2020

Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	0.1%	—%
Share-based compensation	(0.3)%	—%
State income taxes, net of federal benefit	0.7%	2.0%
Income subject to taxation by REP LLC's unitholders	—%	(21.0)%
Effective income tax rate	21.5%	2.0%

The Company's federal income tax returns for the years subsequent to December 31, 2018 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2017. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss ("NOL") carryforwards following a change in control. The Merger caused a stock ownership change for purposes of Section 382 which is subject to an approximate annual limit. The Company has federal net operating losses subject to the annual Section 382 limit of $13.4 million of which $4.6 million will expire beginning in 2022 with the remaining $8.8 million of the NOL's not expiring. Additionally, the Company has approximately $1.7 million of federal net operating losses generated after the Merger that are not limited by Section 382 and are not subject to expiration. We believe it is more likely than not the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(15)Subsequent Events
Dividend Declarations. On January 12, 2022, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock, payable on February 9, 2022 to its shareholders of record at the close of business on January 26, 2022.
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
Related Party Transaction. On January 25, 2022, the Company and di Santo Law PLLC, a law firm owned by a member of our Board of Directors, entered into an engagement letter that provides a monthly fixed fee in exchange for general corporate legal services. The agreement has an initial term of one year and provides for a monthly cash payment of $30,000 and an aggregate one-time grant of 10,500 shares of restricted stock that will vest in four equal installments at the end of each quarter in calendar year 2022.
Purchase Agreements. On March 25, 2022, the Company executed a purchase order for facility and support equipment for its EOR project. Under the order, the Company has remaining commitments totaling approximately $2.0 million as of the date of this Transition Report, and the equipment will be delivered within 29 weeks of executing the purchase order.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 22, 2022, the Company entered into a purchase agreement for pipe primarily related to its 2023 drilling program. Under the agreement, the Company has commitments to purchase approximately $10.6 million of pipe by December 2022.
Credit Facility Amendment. On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and changed the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio ranging between 0% and 50% (depending on the borrowing base utilization percentage and leverage ratio as of the hedge evaluation date) of its proved developed producing volumes.

SUPPLEMENTAL OIL AND GAS INFORMATION
(Unaudited)
(16)Supplemental Information on Oil and Natural Gas Operations (Unaudited)

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
The following summarizes the costs incurred for oil and natural gas property acquisition, exploration and development activities for the three months ended December 31, 2021 and year ended September 30, 2021:

	December 31, 2021	September 30, 2021
	(In thousands)
Acquisition of properties
Proved	$67	$74
Unproved	193	1,562
Exploration costs	—	7,993
Development costs	20,348	59,948
Total costs incurred	$20,608	$69,577

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
Results of Operations
The following table includes revenues and expenses associated with the Company's oil and natural gas producing activities. The amounts do not include any allocation of the Company's interest costs or general corporate overhead. Therefore, the following schedule is not necessarily indicative of the contribution of net earnings of the Company's oil and natural gas operations.

	Three Months Ended	Year Ended
	December 31, 2021	September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$56,650	$148,636
Lease operating expenses	7,419	21,975
Production and ad valorem taxes	3,005	8,636
Exploration costs	611	9,566
Depletion, accretion and amortization	6,742	25,347
Results of operations	38,873	83,112
Income tax expense (1)	(8,393)	(13,505)
Results of operations, net of income tax expense	$30,480	$69,607
_____________________________________________________
(1)    Subsequent to the Closing Date of the Merger, the statutory combined federal and state tax rate of 21.59% is used for the three months ended December 31, 2021 and year ended September 30, 2021.

Oil, Natural Gas and NGL Quantities
Our reserves, as of December 31, 2021 and September 30, 2021, were prepared by Netherland, Sewell & Associates, Inc. and are presented below. All reserves are located within the continental United States. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimate is made. Proved developed oil, natural gas and NGL reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
The following table sets forth information for the three months ended December 31, 2021 and year ended September 30, 2021 with respect to changes in the Company’s proved (i.e., proved developed and undeveloped) reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)

September 30, 2020	37,158	53,683	10,681	56,787
Extensions and discoveries	9,308	12,089	2,436	13,759
Revisions	2,138	12,850	492	4,772
Production	(2,341)	(2,603)	(380)	(3,155)
September 30, 2021	46,263	76,019	13,229	72,163
Extensions and discoveries	1,328	1,961	371	2,026
Revisions	99	350	(24)	133
Production	(669)	(844)	(105)	(915)
December 31, 2021	47,021	77,486	13,471	73,407

Proved Developed Reserves, Included Above
September 30, 2020	19,149	31,137	5,847	30,186
September 30, 2021	26,170	46,173	7,650	41,516
December 31, 2021	27,096	47,974	7,949	43,041

Proved Undeveloped Reserves, Included Above
September 30, 2020	18,009	22,546	4,834	26,601
September 30, 2021	20,093	29,846	5,579	30,647
December 31, 2021	19,925	29,512	5,522	30,366

As of December 31, 2021, reserves were comprised of 64.1% oil, 17.6% natural gas and 18.3% NGL. December 31, 2021 proved reserves were estimated based on prices of $64.60 per Bbl of oil, $1.65 per Mcf of natural gas and $13.75 per Bbl of NGL. Prices used in the December 31, 2021 reserve report are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2021 through December 2021. For oil and NGL volumes, the average WTI spot price of $66.55 per Bbl is adjusted for quality, transportation fees, and market differentials. The fees associated with the transportation contract are included as a deduction to oil revenue. For gas volumes, the average Henry Hub spot price of $3.60 per MMBtu is adjusted for energy content, transportation fees and market differentials.
As of September 30, 2021, reserves were comprised of 64.1% oil, 17.6% natural gas and 18.3% NGL. September 30, 2021 proved reserves were estimated based on prices of $55.73 per Bbl of oil, $0.99 per Mcf of natural gas and $9.83 per Bbl of NGL. Prices used in the September 30, 2021 reserve report are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period October 2020 through September 2021. For oil and NGL volumes, the average WTI spot price of $57.64 per Bbl is adjusted for quality, transportation fees, and market differentials. The fees associated with the transportation contract are included as a deduction to oil revenue. For gas volumes, the average Henry Hub spot price of $2.94 per MMBtu is adjusted for energy content, transportation fees and market differentials.
For the three months ended December 31, 2021, the Company had net upward revisions of previous estimates of 133 MBoe. These revisions are primarily the result of increases in pricing. The Company had extensions and discoveries to proved developed and proved non-developed reserves of 2,026 MBoe as a result of drilling successful wells that were previously classified as unproved locations. During the three months ended December 31, 2021, the Company did not purchase any additional reserves.
For the year ended September 30, 2021, the Company had upward revisions of previous estimates of 4,772 MBoe. These revisions are primarily the result of increases in pricing. The Company had extensions and discoveries to proved developed and proved non-developed reserves of 13,759 MBoe which consisted of 6,564 MBoe as a result of drilling successful wells that were previously classified as unproved locations, and the addition to proved undeveloped of 7,195 MBoe as a result of drilling successful wells offsetting locations that were previously unproven locations. During the year ended September 30, 2021, the Company did not purchase any additional reserves.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
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
The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows: (i) estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions; (ii) estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company’s proved reserves to the period end quantities of those reserves for reserves; (iii) future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on period end economic conditions, plus Company overhead incurred; (iv) future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company’s proved oil and natural gas reserves; and, (v) future net cash flows are discounted to present value by applying a discount rate of 10%.
The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations, since these reserve quantity estimates are the basis for the valuation process. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company’s oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.
The following summary sets forth the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure prescribed in ASC Topic 932:

	December 31, 2021	September 30, 2021
	(In thousands)
Future crude oil, natural gas and NGLs sales (1) (2)	$3,350,506	$2,783,910
Future production costs	(912,468)	(839,167)
Future development costs	(216,138)	(218,765)
Future income tax expense	(436,829)	(324,487)
Future net cash flows	1,785,071	1,401,491
10% annual discount	(1,081,602)	(848,555)
Standardized measure of discounted future net cash flows	$703,469	$552,936
_____________________________________________________
(1)    December 31, 2021 proved reserves were derived based on prices of $64.60 of oil, $1.65 of natural gas and $13.75 of NGL.
(2)    September 30, 2021 proved reserves were derived based on prices of $55.73 of oil, $0.99 of natural gas and $9.83 of NGL.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
Principal sources of change in the Standardized Measure are shown below:

	Three Months Ended	Year Ended
	December 31, 2021	September 30, 2021
	(In thousands)
Balance, beginning of period	$552,936	$302,338
Sales of crude oil, natural gas and NGLs, net	(46,226)	(118,030)
Net change in prices and production costs	194,596	237,475
Net changes in future development costs	1,267	(18,856)
Extensions and discoveries	35,111	144,392
Revisions of previous quantity estimates	(536)	50,283
Previously estimated development costs incurred	4,182	12,844
Net change in income taxes	(47,881)	(124,625)
Accretion of discount	17,018	30,551
Other	(6,998)	36,564
Balance, end of period	$703,469	$552,936

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations and other sections of this Transition Report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto presented in this report. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors".

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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 31% to 9.9 MBoe/d for the three months ended December 31, 2021, as compared to the same period in 2020
•During the three months ended December 31, 2021, 5 gross (4.1 net) horizontal wells brought online to production
•Realized average combined price on production sold of $61.94 per Boe, before derivative settlements, during the three months ended December 31, 2021, including $75.67 per barrel for oil
•Generated cash flow from operations of $21.7 million for the three months ended December 31, 2021
•Total accrued capital expenditures of $20.7 million for the three months ended December 31, 2021
•Paid cash dividends on common shares of $6.1 million during the three months ended December 31, 2021, and announced latest dividend of $0.31 per share with a record date of January 26, 2022, which was paid on February 9, 2022, for a total of $6.1 million
•Exited calendar year 2021 with $8.3 million in cash and $65.0 million drawn on our revolving credit facility

Recent Developments
Fiscal Year Change
On August 16, 2022, the Company's Board of Directors (the "Board") acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year (the "Bylaws Restatement"). On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved Bylaws Restatement and adopted the Third Amended and Restated Bylaws, which are included hereto as Exhibit 3.3. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year will now be the period from January 1, 2022 to December 31, 2022.

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
_____________________
(1)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of its commodity derivative contracts. These gains (losses) are included under other income and expense on the Company’s consolidated statements of operations.

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

Depletion, depreciation, amortization and accretion expense increased by $0.9 million for the three months ended December 31, 2021 compared to the same period for 2020. The increase for the three months ended December 31, 2021 was due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of improved commodity prices.

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

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expenses) on its consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three months ended December 31, 2021 and 2020:

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

Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and our ability to obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. Subsequent to the period ending December 31, 2021, the Company's natural gas and NGL sales were negatively impacted due to its primary midstream gas gathering and processing counterparty curtailing volume capacity as work continues on their overall capacity expansion project. With the expansion project being fully commissioned in July 2022, the Company expects to benefit from an increase in production capacity. The Company is not currently aware of additional scheduled curtailments; however, the Company may continue to experience periodic curtailments on natural gas produced in excess of our contractual processing capacity. For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."

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
Operating Activities

The Company’s net cash provided by operating activities increased by $4.5 million or 26% to $21.7 million for the three months ended December 31, 2021 from $17.2 million for the same period in 2020. The increase was primarily driven by an increase in revenues of $34.2 million, partially offset by a $21.2 million decrease in net cash received for settlements of commodity derivative contracts and an increase in operating expenses of $6.0 million, which excludes non-cash expenses such as equity-based compensation, expiration of unproved leasehold costs, and depreciation, depletion, accretion, and amortization expense.
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
Contractual Obligations
The Company has commitments with its primary midstream counterparty and has entered into purchase commitments subsequent to the three months ended December 31, 2021. See Note 14 - Commitments and Contingencies in our notes to the consolidated financial statements.

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

Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant areas requiring the use of assumptions, judgments and estimates include (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment testing of oil and natural gas properties; (iii) depreciation, depletion, amortization and accretion, or DD&A; (iv) ARO; (v) assigning fair value and allocating purchase price in connection with business combinations; (vi) valuation of commodity derivative instruments; (vii) income tax provisions; (viii) carrying value of goodwill; and (ix) accrued amounts. Actual results may differ from these estimates and assumptions used in preparation of the Company’s consolidated financial statements included herein.

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

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2021, and through the filing date of this Transition Report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

Refer to Part I, Item 3—Legal Proceedings of Riley Permian's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Note 14—Commitments and Contingencies in the Notes to the consolidated financial statements set forth in Part I, Item 1 of this Transition Report on Form 10-QT (which is hereby incorporated by reference herein), for a description of material legal proceedings.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations. Other than any risks described in this Transition Report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2021.
Risks Related to our Business
A Terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Recent regulatory restrictions on use of produced water and a moratorium on new produced water disposal wells in the Permian Basin to stem rising seismic activity and earthquakes could increase our operating costs and adversely impact our business, results of operations and financial condition.
In September 2021, the Texas Railroad Commission curtailed the amount of produced water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These actions were taken in an effort to control induced seismic activity and recent increases in earthquakes in the Permian Basin, which have been linked by the United States and local seismologists to wastewater disposal in oil fields. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or dispose of it by other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.
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
The adoption of climate change legislation or regulations restricting GHG emissions could result in increased operating costs and reduced demand for the oil, NGL and natural gas we produce, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.
Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil, natural gas and NGL we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

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

3.3	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
10.1	Credit Agreement dated as of September 28, 2017, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.2	First Amendment to Credit Agreement dated as of February 27, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.3	Second Amendment to Credit Agreement dated as of November 9, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.4	Third Amendment to Credit Agreement dated as of April 3, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.5	Fourth Amendment to Credit Agreement dated as of October 15, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.6	Fifth Amendment to Credit Agreement dated as of May 7, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.7	Sixth Amendment to Credit Agreement dated as of August 31, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.8	Seventh Amendment and Consent to Credit Agreement dated as of October 21, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).

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

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.22†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).

10.24†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.25†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.26	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.27†	Employment Agreement dated effective as of January 25, 2022 by and between Riley Exploration Permian, Inc. and Amber Bonney (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022).
10.28	Eleventh Amendment to the Credit Agreement dated as of April 29, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2022).
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: September 23, 2022	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer