Form 10-Q
period 2022-09-30
Riley Exploration Permian, Inc.
filed 2022-11-14
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of November 8, 2022 was 20,160,230.

Introductory Note
On August 16, 2022, the Company's Board of Directors (the "Board") acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year (the "Bylaws Restatement"). On August 19, 2022, the holders of approximately 75% of our outstanding common stock acting by written consent approved the Bylaws Restatement and adopted the Third Amended and Restated Bylaws. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year is now the period from January 1, 2022 to December 31, 2022.
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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBtu	One million British thermal units
Abbreviations.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
ESG	Environmental, social, and governance
FASB	Financial Accounting Standards Board
GHG	Greenhouse Gas
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2022	December 31, 2021
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$17,908	$8,317
Accounts receivable	27,463	18,002
Prepaid expenses and other current assets	3,377	4,902
Current derivative assets	1,607	83
Total current assets	50,355	31,304
Oil and natural gas properties, net (successful efforts)	431,067	359,131
Other property and equipment, net	4,822	3,174
Non-current derivative assets	—	267
Other non-current assets, net	4,307	2,293
Total Assets	$490,551	$396,169
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$10,854	$7,737
Accounts payable - related parties	122	164
Accrued liabilities	28,785	12,874
Revenue payable	17,768	11,370
Current derivative liabilities	22,529	30,984
Other current liabilities	3,003	947
Total Current Liabilities	83,061	64,076
Non-current derivative liabilities	2,423	9,515
Asset retirement obligations	2,689	2,261
Revolving credit facility	48,000	65,000
Deferred tax liabilities	40,586	17,384
Other non-current liabilities	1,138	95
Total Liabilities	177,897	158,331
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,181,872 and 19,836,885 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20	20
Additional paid-in capital	273,821	271,737
Retained earnings (Accumulated deficit)	38,813	(33,919)
Total Shareholders' Equity	312,654	237,838
Total Liabilities and Shareholders' Equity	$490,551	$396,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$87,471	$48,014	$241,897	$126,222
Contract services - related parties	600	600	1,800	1,800
Total Revenues	88,071	48,614	243,697	128,022
Costs and Expenses:
Lease operating expenses	8,813	5,686	23,705	17,407
Production and ad valorem taxes	5,826	2,575	14,854	7,347
Exploration costs	20	884	1,540	9,142
Depletion, depreciation, amortization and accretion	8,346	6,692	22,167	20,025
General and administrative:
Administrative costs	5,154	4,790	13,567	11,516
Unit-based compensation expense	—	—	—	276
Share-based compensation expense	704	751	2,274	6,101
Cost of contract services - related parties	89	147	263	329
Transaction costs	—	198	2,638	2,683
Total Costs and Expenses	28,952	21,723	81,008	74,826
Income From Operations	59,119	26,891	162,689	53,196
Other Income (Expense):
Interest expense, net	(585)	(963)	(1,960)	(3,299)
Gain (loss) on derivatives	17,600	(14,987)	(44,395)	(75,286)
Total Other Income (Expense)	17,015	(15,950)	(46,355)	(78,585)
Net Income (Loss) From Continuing Operations Before Income Taxes	76,134	10,941	116,334	(25,389)
Income tax benefit (expense)	(16,317)	3,937	(25,130)	(13,539)
Net Income (Loss) From Continuing Operations	59,817	14,878	91,204	(38,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Gain (loss) from discontinued operations	—	775	—	(18,738)
Income tax benefit (expense) on discontinued operations	—	1	—	(59)
Gain (Loss) on Discontinued Operations	—	776	—	(18,797)
Net Income (Loss)	59,817	15,654	91,204	(57,725)
Dividends on preferred units	—	—	—	(574)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$59,817	$15,654	$91,204	$(58,299)
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$3.06	$0.77	$4.67	$(2.29)
Diluted	$3.05	$0.76	$4.65	$(2.29)
Net Income (Loss) per Share/Unit from Discontinued Operations:
Basic	$—	$0.04	$—	$(1.09)
Diluted	$—	$0.04	$—	$(1.09)
Net Income (Loss) per Share/Unit:
Basic	$3.06	$0.81	$4.67	$(3.38)
Diluted	$3.05	$0.80	$4.65	$(3.38)
Weighted Average Common Shares/Units Outstanding:
Basic	19,546	19,434	19,530	17,218
Diluted	19,587	19,540	19,632	17,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)
	Nine Months Ended September 30, 2022
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance, December 31, 2021	—	$—	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	—	—	1,061	—	1,061
Repurchased shares for tax withholding	—	—	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	—	—	30	—	—	—	—
Dividends declared	—	—	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	—	$—	19,854	$20	$272,459	$(47,241)	$225,238
Share-based compensation expense	—	—	—	—	828	—	828
Repurchased shares for tax withholding	—	—	(9)	—	(252)	—	(252)
Issuance of common shares under long-term incentive plan	—	—	20	—	—	—	—
Dividends declared	—	—	—	—	—	(6,159)	(6,159)
Net income	—	—	—	—	—	38,555	38,555
Balance, June 30, 2022	—	$—	19,865	$20	$273,035	$(14,845)	$258,210
Share-based compensation expense, net	—	—	—	—	795	—	795
Repurchased shares for tax withholding	—	—	—	—	(9)	—	(9)
Issuance of common shares under long-term incentive plan, net	—	—	317	—	—	—	—
Dividends declared	—	—	—	—	—	(6,159)	(6,159)
Net income	—	—	—	—	—	59,817	59,817
Balance, September 30, 2022	—	$—	20,182	$20	$273,821	$38,813	$312,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY- (Continued)
(Unaudited)
(In Thousands)
	Nine Months Ended September 30, 2021
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2020	1,568	$154,371	—	$—	$—	$—	$—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(574)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Dividends on common units	—	(3,770)	—	—	—	—	—
Unit-based compensation expense	—	276	—	—	—	—	—
Net loss from January 1, 2021 through February 26, 2021	—	(19,117)	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	409	—	409
Dividends declared	—	—	—	—	—	(4,991)	(4,991)
Net loss from February 27, 2021 through March 31, 2021	—	—	—	—	—	(32,761)	(32,761)
Balance, March 31, 2021	—	$—	17,825	$18	$218,974	$(37,752)	$181,240
Share-based compensation expense	—	—	—	—	779	—	779
Issuance of common shares under long-term incentive plan	—	—	197	—	4,165	—	4,165
Dividends paid	—	—	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	(21,501)	(21,501)
Balance, June 30, 2021	—	$—	18,022	$18	$223,918	$(59,308)	$164,628
Share-based compensation expense	—	—	—	—	751	—	751
Repurchased shares for tax withholding	—	—	(17)	—	(514)	—	(514)
Common stock sold to public, net of issuance costs	—	—	1,667	2	46,682	—	46,684
Dividends declared	—	—	—	—	—	(5,513)	(5,513)
Net income	—	—	—	—	—	15,654	15,654
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$91,204	$(57,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	18,797
Oil and gas lease expirations	1,465	8,923
Depletion, depreciation, amortization and accretion	22,167	20,025
Loss on derivatives	44,395	75,286
Settlements on derivative contracts	(61,198)	(21,477)
Amortization of deferred financing costs	548	498
Unit-based compensation expense	—	276
Share-based compensation expense	2,684	6,101
Deferred income tax expense	23,202	13,352
Changes in operating assets and liabilities
Accounts receivable	(9,461)	(6,949)
Accounts receivable – related parties	—	(143)
Prepaid expenses and other current assets	1,513	241
Accounts payable and accrued liabilities	6,038	8,463
Accounts payable - related parties	(42)	800
Revenue payable	6,398	4,481
Other current liabilities	1,439	(763)
Net Cash Provided by Operating Activities - Continuing Operations	130,352	70,186
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(82,101)	(50,247)
Acquisitions of oil and natural gas properties	—	(445)
Additions to other property and equipment	(1,081)	(1,396)
Tengasco acquired cash	—	859
Net Cash Used in Investing Activities - Continuing Operations	(83,182)	(51,229)
Cash Flows from Financing Activities:
Deferred financing costs	(1,722)	(86)
Proceeds from revolving credit facility	4,000	3,500
Repayment under revolving credit facility	(21,000)	(41,000)
Payment of common share/unit dividends	(18,257)	(14,568)
Proceeds from issuance of common stock	—	50,000
Public offering costs	—	(3,316)
Payment of preferred unit dividends	—	(1,491)
Common stock repurchased for tax withholding	(600)	(514)
Purchase of common units under long-term incentive plan	—	(191)
Net Cash Used in Financing Activities - Continuing Operations	(37,579)	(7,666)
Net Increase in Cash and Cash Equivalents from Continuing Operations	9,591	11,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Discontinued Operations:
Operating activities	—	7
Investing activities	—	3,892
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	3,899
Net Increase in Cash and Cash Equivalents	9,591	15,190
Cash and Cash Equivalents, Beginning of Period	8,317	1,877
Cash and Cash Equivalents, End of Period	$17,908	$17,067

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$1,866	$2,384
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$11,971	$10,576
Right of use assets obtained in exchange for operating lease liability	$1,624	$—
Preferred unit dividends	$—	$574
Common stock issued in exchange for common units	$—	$192,191
Assets acquired and liabilities assumed in business combination	$—	$3,695
Common stock issued for business combination	$—	$26,392
Preferred units converted to common units	$—	$61,196
Non-cash Investing - Discontinued Operations:
Goodwill incurred in business combination	$—	$19,013
Assets acquired and liabilities assumed in business combination	$—	$2,824
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

(2)Basis of Presentation
On August 16, 2022, the Board acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year. On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved the Bylaws Restatement and adopted the Third Amended and Restated Bylaws. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year is now the period from January 1, 2022 to December 31, 2022.
As a result of the change in the Company's fiscal year, this document reflects the Company's Quarterly Report for the three and nine months ended September 30, 2022 and comparative information for the 2021 periods.
These unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include the accounts of Riley Permian and its wholly owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2021 and the Company's Transition Report on Form 10-QT for the period ended December 31, 2021.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflict between Russia and Ukraine, the volatile inflationary environment in U.S. markets and other factors.

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
Accounts Receivable
Accounts receivable is summarized below:

	September 30, 2022	December 31, 2021
	(In thousands)
Oil, natural gas and NGL sales	$26,380	$17,562
Joint interest accounts receivable	500	409
Other accounts receivable	583	31
Total accounts receivable	$27,463	$18,002
The Company had no allowance for credit losses at September 30, 2022 and December 31, 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Deferred financing costs, net	$2,519	$1,345
Prepayments to outside operators	248	690
Right of use assets	1,477	208
Other deposits	63	50
Total other non-current assets, net	$4,307	$2,293
The Company incurred $1.7 million in financing costs related to the amendment of its revolving credit facility in April 2022. The Company extended certain existing leases and entered into a new lease during the nine months ended September 30, 2022, which resulted in additions to the right of use assets.
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued capital expenditures	$14,966	$5,618
Accrued lease operating expenses	4,315	2,534
Accrued general and administrative costs	4,750	3,404
Other accrued expenditures	4,754	1,318
Total accrued liabilities	$28,785	$12,874

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended September 30, 2022 and the year ended December 31, 2021 are shown below:

	September 30, 2022	December 31, 2021
	(In thousands)
ARO, beginning balance	$2,453	$2,434
Liabilities incurred	348	56
Revision of estimated obligations	326	—
Liability settlements and disposals	(178)	(58)
Accretion	54	21
ARO, ending balance	3,003	2,453
Less: current ARO(1)	(314)	(192)
ARO, long-term	$2,689	$2,261
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

Goodwill
At the closing of the Merger, the Company determined it had two reporting units, and the entire goodwill balance was included in the reporting unit acquired in the Merger (the "Kansas Reporting Unit"). The Company did not fully integrate the Kansas Reporting Unit in the Company's operations as it was deemed to be held for sale upon acquisition. The Company assessed the goodwill balance for impairment since the Company entered into a purchase and sale agreement ("PSA") in March 2021 for $3.5 million before closing adjustments. As the carrying value exceeded the implied fair value at the time of the closing of the Merger, the Company concluded the goodwill balance associated with the Kansas Reporting Unit was impaired and recognized a goodwill impairment loss, included within loss from discontinued operations on the condensed consolidated statement of operations, of $18.5 million for the nine months ended September 30, 2021. See further discussion in Note 12 - Discontinued Operations and Assets Held for Sale.
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Oil and natural gas sales:
Oil	$80,017	$44,026	$224,895	$114,314
Natural gas	4,216	1,908	8,855	7,381
Natural gas liquids	3,238	2,080	8,147	4,527
Total oil and natural gas sales, net	$87,471	$48,014	$241,897	$126,222
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted for as a continuation of the existing contract. The Company adopted this ASU effective concurrent with the amendment of the Company's revolving credit facility in April 2022. See Note 9 - Revolving Credit Facility for additional information on the amendment of the revolving credit facility. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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
The Company incurred approximately $5.0 million of related costs for the Merger, of which $0.2 million and $2.6 million was expensed for the three and nine months ended September 30, 2021 as transaction costs on the condensed consolidated statements of operations.

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
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the year ended September 30, 2021 reflect the consolidated results of operations of the Company as if the Merger had occurred on October 1, 2019. Subsequent to the Merger, the Company changed its fiscal year period from October 1st through September 30th each year to January 1st to December 31st each year commencing with the 2022 calendar year. The unaudited pro forma information includes adjustments for $3.6 million of transaction costs being reclassified to the fourth quarter of calendar year 2019 which were incurred during the year ended September 30, 2021. Additionally, the Company adjusted for $0.9 million of oil and natural gas property impairment that Tengasco recognized under the full-cost method of accounting, which would not have been recognized under the successful efforts method, during the three months ended December 31, 2020. Also, the unaudited pro forma information has been tax

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
effected using a 21% tax rate. The common stock was also adjusted for the conversion of the REP LLC preferred units into common units and retroactively adjusted for the Exchange Ratio and one-for-twelve reverse stock split.

For the year ended September 30, 2021
(In thousands, except per share/unit amounts)
(Unaudited)
Total Revenues	$151,036
Pro Forma Net Loss before Taxes	(29,871)
Pro forma income tax benefit	6,273
Pro Forma Net Loss	$(23,598)
Net Loss per Share/Unit from Continuing Operations:
Basic	$(1.88)
Diluted	$(1.88)

Net Income per Share/Unit from Discontinued Operations:
Basic	$0.02
Diluted	$0.02
The unaudited pro forma combined financial information is for informational purposes only and was based off of the fiscal year period October 1st through September 30th as this was the fiscal year in effect at the time of the Merger. The unaudited pro forma financial information was not modified for the change in the Company's fiscal year. It is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Merger been completed as of October 1, 2019 and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	September 30, 2022	December 31, 2021
	(In thousands)
Proved	$508,834	$421,779
Unproved	12,937	18,839
Work-in-progress	26,008	13,534
	547,779	454,152
Accumulated depletion and amortization	(116,712)	(95,021)
Total oil and natural gas properties, net	$431,067	$359,131
Depletion and amortization expense for proved oil and natural gas properties was $8.2 million and $6.5 million for the three months ended September 30, 2022 and 2021. Depletion and amortization expense for proved oil and natural gas properties was $21.7 million and $19.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Exploration expense was $20 thousand and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively. Exploration expense was primarily attributable to the expiration of oil and natural gas leases for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021.

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
As of September 30, 2022, the Company's oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of September 30, 2022, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q4 2022	270,000	$56.03	$—	$—
2023	720,000	$53.27	$—	$—

Natural Gas Swaps (Mcf)
Q4 2022	540,000	$3.26	$—	$—

Oil Collars (Bbl)
Q4 2022	90,000	$—	$35.00	$42.63
2023	—	$—	$—	$—
2024	3,000	$—	$50.00	$88.00

Oil Basis (Bbl)
Q4 2022	240,000	$0.41	$—	$—
Interest Rate Contracts
The Company has entered into floating-to-fixed interest rate swaps, in which it receives a floating market rate equal to one-month LIBOR and pays a fixed interest rate, to manage interest rate exposure related to the Company's revolving credit facility.
The following table summarizes the open interest rate derivative positions as of September 30, 2022:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
Floating-to-Fixed Interest Rate Swaps
October 2022 - September 2023	$40,000	0.24%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$1,611	$(4)	$1,607
Non-current derivative assets	17	(17)	—
Current derivative liabilities	(22,533)	4	(22,529)
Non-current derivative liabilities	(2,440)	17	(2,423)
Total	$(23,345)	$—	$(23,345)

	December 31, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$281	$(198)	$83
Non-current derivative assets	267	—	267
Current derivative liabilities	(31,182)	198	(30,984)
Non-current derivative liabilities	(9,515)	—	(9,515)
Total	$(40,149)	$—	$(40,149)
The following table presents the components of the Company's gain (loss) on derivatives for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Settlements on derivative contracts	$(17,040)	$(11,171)	$(61,198)	$(21,477)
Non-cash gain (loss) on derivatives	34,640	(3,816)	16,803	(53,809)
Gain (loss) on derivatives	$17,600	$(14,987)	$(44,395)	$(75,286)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$21	$—	$21
Interest rate assets	$—	$1,607	$—	$1,607
Financial liabilities:
Commodity derivative liabilities	$—	$(24,973)	$—	$(24,973)
Interest rate liabilities	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$187	$—	$187
Interest rate assets	$—	$361	$—	$361
Financial liabilities:
Commodity derivative liabilities	$—	$(40,687)	$—	$(40,687)
Interest rate liabilities	$—	$(10)	$—	$(10)

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

The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Combo	$300	$300	$900	$900
REG	300	300	900	900
Contract services - related parties	$600	$600	$1,800	$1,800

Cost of contract services	$89	$147	$263	$329
The Company had amounts due to Combo of $0.1 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, which are reflected in accounts payable - related parties on the accompanying condensed consolidated balance

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
On January 25, 2022, the Company and di Santo Law PLLC ("di Santo Law"), a law firm owned by a member of our Board of Directors, entered into an engagement letter that provides a monthly fixed fee in exchange for general corporate legal services. The agreement has an initial term of one year and provides for a monthly cash payment of $30 thousand and an aggregate one-time grant of 10,500 shares of restricted stock that vest in four equal installments at the end of each quarter in calendar year 2022. Prior to entry into this agreement, di Santo Law's attorneys provided legal services to the Company based on hourly rates. The Company incurred legal fees from di Santo Law of approximately $0.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The Company incurred legal fees from di Santo Law of approximately $0.5 million and $1.3 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there were no amounts due to di Santo Law. As of December 31, 2021, the Company had approximately $0.2 million accrued for di Santo Law. Such amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. Substantially all of the Company’s assets are pledged to secure the revolving credit facility. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturity date to April 2026, replace LIBOR with SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio. On October 25, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $200 million to $225 million and change the semi-annual redeterminations to April 1 and October 1 to align with the Company's new fiscal year end of December 31st..
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
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments, as defined in the Credit Agreement, after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit on the last business day of the month, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company's minimum hedging requirement is between 0% and 50% (depending on the borrowing base utilization percentage and leverage ratio as of the hedge evaluation date) of its proved developed producing ("PDP") volumes on a rolling 24-month basis. As of September 30, 2022, the Company's minimum hedging requirement was 0%.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table summarizes the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interest expense, net of capitalized interest	$273	$728	$1,050	$2,645
Amortization of deferred financing costs	175	170	548	498
Unused commitment fees	137	65	362	156
Total interest expense, net	$585	$963	$1,960	$3,299
As of September 30, 2022 and December 31, 2021, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 5.88% and 3.10%, respectively.
As of September 30, 2022, the Company was in compliance with all covenants contained in the Credit Agreement and had $48 million of outstanding borrowings and $152 million available under the borrowing base.

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
Dividends
For the three months ended September 30, 2022 and 2021, the Company declared quarterly dividends on its common stock totaling approximately $6.2 million and $5.5 million, respectively. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 444,549 shares remained available as of September 30, 2022.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the nine months ended September 30, 2022 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	366,789	$19.41
Granted	366,669	$17.61
Vested	(96,838)	$18.87
Forfeited	(3,625)	$23.46
Unvested at September 30, 2022	632,995	$18.45

For the three months ended September 30, 2022 and 2021, the total equity-based compensation expense is $0.8 million for both periods and is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. For the nine months ended September 30, 2022 and 2021, the total equity-based compensation expense of $2.7 million and $6.1 million, respectively, is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. Approximately $9.4 million of additional equity-based compensation expense will be recognized over the weighted average life of 30 months for the unvested restricted share awards as of September 30, 2022 granted under the 2021 LTIP.
2018 Long-Term Incentive Plan
In connection with the Merger and in accordance with the Merger Agreement, each unvested restricted unit outstanding under the 2018 LTIP was converted into restricted shares of the Company under the 2021 LTIP. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
Total unit-based compensation expense of $0.3 million is for all of the issuances outstanding during the period of January 2021 through the date of the merger, February 26, 2021. Unit-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statement of operations.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)

Current income tax expense:
Federal	$142	$2	$1,442	$2
State	291	284	486	52
Total current income tax expense	433	286	1,928	54
Deferred income tax expense (benefit):
Federal	15,460	(6,427)	22,439	14,202
State	424	2,204	763	(717)
Total deferred income tax expense (benefit)	15,884	(4,223)	23,202	13,485
Total income tax expense (benefit)	$16,317	$(3,937)	$25,130	$13,539

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	0.1%	(32.1)%	0.2%	(1.3)%
Transaction costs	—%	(47.7)%	—%	(2.1)%
Stock compensation	—%	0.2%	(0.1)%	(0.1)%
State income taxes, net of federal benefit	0.8%	22.9%	0.8%	(1.6)%
Change in tax status	—%	(0.5)%	—%	(53.4)%
Income subject to taxation by REP LLC's unitholders	—%	—%	—%	(15.8)%
Other	(0.5)%	—%	(0.3)%	—%
Effective income tax rate	21.4%	(36.2)%	21.6%	(53.3)%

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
26

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table presents the components of the loss on discontinued operations reported in the condensed consolidated statements of operations for the periods ended September 30, 2021:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(In thousands)
Oil and natural gas sales	$—	$—
Total revenues	—	—
Lease operating expenses	—	115
Goodwill impairment	—	18,516
Total expenses	—	18,631
Other income (expenses)	775	(107)
Gain (loss) from discontinued operations before income taxes	775	(18,738)
Income tax benefit (expense)	1	(59)
Gain (loss) from discontinued operations, net of tax	$776	$(18,797)

The Company did not have any discontinued operations during the three and nine months ended September 30, 2022.

(13)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. The Company calculated net income or loss per share/unit using the treasury stock method.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$59,817	$14,878	$91,204	$(38,928)
Less: Dividends on preferred units	—	—	—	(574)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$59,817	$14,878	$91,204	$(39,502)

Basic weighted-average common shares/units outstanding	19,546	19,434	19,530	17,218
Effecting of dilutive securities:
Restricted shares/units	41	106	102	—
Diluted weighted-average common shares/units outstanding	19,587	19,540	19,632	17,218
Continuing Operations:
Basic net income (loss) per common share/unit	$3.06	$0.77	$4.67	$(2.29)
Diluted net income (loss) per common share/unit	$3.05	$0.76	$4.65	$(2.29)
_____________________________________________________
(1) Used in the basic and diluted net loss per share/unit calculation when the Company is in a net loss position.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
For the three and nine months ended September 30, 2022 and 2021, the following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Restricted shares/units	293	127	232	228

(14)Commitments and Contingencies
Legal Matters
The Company was named as a defendant in an adversary proceeding (the "Adversary Proceeding") commenced on October 25, 2021 in United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), by the Trustee of the Chapter 7 bankruptcy of the Hoactzin Partners, L.P. ("Hoactzin"). The complaint in the Adversary Proceeding alleges that in October of 2018, one year prior to the Hoactzin bankruptcy filing in October of 2019, Peter Salas ("Salas"), Chairman of the Board of Tengasco during the period of the purported fraudulent transfers, caused Hoactzin to transfer its working interests in certain wells on its Kansas acreage (the “Kansas Working Interests”) to the Company for an amount the complaint alleges was purportedly less than the reasonable equivalent value of such Kansas Working Interests. The complaint includes avoidance actions and other causes of action in connection with the transfer of the Kansas Working Interests, as well as other causes of action alleged related to certain transactions to which the Company was not a party.
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
On October 13, 2022, the Company entered into a Compromise Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the Trustee for the bankruptcy estate for Hoactzin to resolve certain claims against the Company in the Adversary Proceeding. Under the terms of the Settlement Agreement, the Company will pay $80 thousand to the Trustee in full settlement and satisfaction of (a) all claims, causes of action, and damages that have been asserted against the Company or could be asserted against the Company in the Adversary Proceeding; and (b) all claims which might arise from or relate to any actions taken by the Company while acting in connection with Debtor.
The effectiveness of the Settlement Agreement is contingent upon its approval by the Bankruptcy Court. On October 13, 2022, the Trustee filed a motion to approve the Settlement Agreement with the Bankruptcy Court (the “Settlement Motion”). A hearing will be held on November 16, 2022 on the Settlement Motion. Should the Court decline to approve the proposed settlement, the Trustee's claims against Riley Permian would proceed to trial, absent a subsequent settlement approved by the Court. If the Bankruptcy Court grants the Settlement Motion, after Riley Permian makes the settlement payment contemplated under the Settlement Agreement, Riley Permian and the Trustee intend to file a joint motion requesting dismissal of the Adversary Proceeding with prejudice, as contemplated by the Settlement Agreement. The Settlement Agreement will have no effect on the Trustee’s claims against any of the other defendants in the Adversary Proceeding, including without limitation, those claims against Peter Salas, our former Chief Executive Officer.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of September 30, 2022 or December 31, 2021.
Contractual Commitments

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
In October 2021, the Company executed two agreements related to its EOR project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC that has a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025. The agreement also has a daily contract quantity for Kinder Morgan to deliver CO2 to the Company. The second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.
In April 2022, the Company entered into a purchase agreement for pipe related to its 2023 drilling program. Under the agreement, the Company has commitments to purchase an additional approximately $10.1 million of pipe by first quarter of 2023.
In August 2022, the Company entered into a second amendment on its gas gathering and processing agreement with its primary midstream counterparty, Stakeholder Midstream LLC (“Stakeholder”). Stakeholder committed to expand their gathering and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder’s gathering system for a minimum of seven years beginning on the in-service date of the expanded plant.

(15)Subsequent Events
On October 10, 2022, the Board of Directors of the Company declared a cash dividend of $0.34 per share of common stock payable on November 7, 2022 to its shareholders of record at the close of business on October 24, 2022.
On October 25, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $200 million to $225 million and change the semi-annual redetermination dates to April 1 and October 1 to align with the Company's new fiscal year end of December 31st.

.Table of Contents
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended September 30, 2021 and the Company's Transition Report on Form 10-QT for the period ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I, Item 1A of the Company's Annual Report for the fiscal year ended September 30, 2021.

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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 33% to 12.7 MBoe/d for the three months ended September 30, 2022, as compared to the same period in 2021 and 21% to 10.9 MBoe/d for the nine months ended September 30, 2022, as compared to the same period in 2021
•During the three and nine months ended September 30, 2022, 7 gross (4.2 net) and 14 gross (10.8 net) horizontal wells brought online to production, respectively
•Realized average combined price on production sold of $74.76 per Boe, before derivative settlements, during the three months ended September 30, 2022, including $92.40 per barrel for oil
•Generated cash flow from operations of $130.4 million for the nine months ended September 30, 2022
•Total accrued capital expenditures of $36.7 million and $96.5 million for the three and nine months ended September 30, 2022, respectively
•Paid cash dividends on common shares of $6.1 million during the three months ended September 30, 2022, and announced latest dividend of $0.34 per share with a record date of October 24, 2022, which was paid on November 7, 2022, for a total of $6.7 million
•Exited the third quarter with $17.9 million in cash and $48.0 million drawn on our revolving credit facility

.Table of Contents
Recent Developments
Fiscal Year Change
On August 16, 2022, the Company's Board acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year. On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved Bylaws Restatement and adopted the Third Amended and Restated Bylaws. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year will now be the period from January 1, 2022 to December 31, 2022.
Market Conditions, Commodity Prices and Interest Rates
U.S. and global markets are experiencing heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. However, commodity prices have continued to remain high during the first nine months of 2022 due to OPEC+ and other oil and natural gas producers not rapidly increasing production levels, as well as from the recovery in demand related to the COVID-19 pandemic. The full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during the first nine months of 2022.
In addition, global markets are experiencing significant inflation attributable to a number of factors. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for the remainder of 2022 to continue to be a function of supply and demand. Specifically, costs for oilfield equipment and services continue to experience impacts from significant inflation, which we expect to continue for the foreseeable future.

In response to inflation concerns, the U.S. Federal Reserve initiated a monetary tightening policy in 2022, sharply increasing interest rates in June, July, September and November 2022 with public estimates of potential further increases in the future. The Company's floating-rate credit facility will be impacted by such rate increases.

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

.Table of Contents
Results of Operations
Comparison for the three and nine months ended September 30, 2022 and 2021
The following table sets forth selected operating data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (in thousands):
Oil sales	$80,017	$44,026	$224,895	$114,314
Natural gas sales	4,216	1,908	8,855	7,381
Natural gas liquids sales	3,238	2,080	8,147	4,527
Oil and natural gas sales, net	$87,471	$48,014	$241,897	$126,222

Production Data, net:
Oil (MBbls)	866	639	2,301	1,793
Natural gas (MMcf)	985	807	2,239	2,141
Natural gas liquids (MBbls)	140	109	303	306
Total (MBoe)	1,170	882	2,977	2,456

Daily combined volumes (Boe/d)	12,717	9,581	10,903	8,997
Daily oil volumes (Bbls/d)	9,413	6,940	8,428	6,569

Average Realized Prices:
Oil ($ per Bbl)	$92.40	$68.95	$97.74	$63.76
Natural gas ($ per Mcf)	4.28	2.36	3.95	3.45
Natural gas liquids ($ per Bbl)	23.13	19.16	26.89	14.79
Combined ($ per Boe)	$74.76	$54.46	$81.26	$51.39

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$75.80	$52.30	$73.63	$51.97
Natural gas ($ per MMBtu)	1.57	1.69	1.40	3.28
Natural gas liquids ($ per Bbl)	23.13	19.16	26.89	14.79
Combined ($ per Boe)	$60.20	$41.79	$60.69	$42.65
_____________________
(1)The Company's calculation of the effects of derivative settlements includes losses on the settlement of its commodity derivative contracts. These losses are included under other income (expense) on the Company’s condensed consolidated statements of operations.

.Table of Contents
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $39.5 million and $115.7 million, or 82% and 92%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The Company’s realized average combined price on its production for the three and nine months ended September 30, 2022 increased by $20.30 and $29.87, or 37% and 58%, respectively, compared to the same periods in 2021.

Oil revenues
•For the three months ended September 30, 2022, oil revenues increased by $36.0 million, or 82%, compared to the same period in 2021. Of the increase, $20.3 million was attributable to an increase in our realized price and $15.7 million was attributable to an increase in volume. Volumes increased by 36%, while realized prices increased by 34% compared to the same period in 2021.
•For the nine months ended September 30, 2022, oil revenues increased by $110.6 million, or 97%, compared to the same period in 2021. Of the increase, $78.2 million was attributable to an increase in our realized price and $32.4 million was attributable to an increase in volume. Volumes increased by 28%, while realized prices increased by 53% compared to the same period in 2021.
•Oil volumes increased during the three and nine months ended September 30, 2022 due to production from new wells and workovers performed on existing wells. During the three and nine months ended September 30, 2022, we brought online 7 gross (4.2 net) and 14 gross (10.8 net) horizontal wells, respectively.
•The average WTI price increased by $22.48 and $33.91 per Bbl during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Natural gas revenues
•For the three months ended September 30, 2022, natural gas revenues increased by $2.3 million, compared to the same period in 2021, to $4.2 million from $1.9 million. Volumes increased by 22%, while realized prices increased by $1.92 per Mcf compared to the same period in 2021.
•For the nine months ended September 30, 2022, natural gas revenues increased by $1.5 million, compared to the same period in 2021, to $8.9 million from $7.4 million. Volumes increased by 5%, while realized prices increased by $0.50 per Mcf compared to the same period in 2021.
•Natural gas sales volumes increased during the three months ended September 30, 2022 compared to the same period in 2021 due to production from new wells and workovers performed on existing wells.
•The average Henry Hub price increased by $3.67 and $3.14 per Mcf during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Natural gas liquids revenues
•For the three months ended September 30, 2022, NGL revenues increased by $1.1 million, compared to the same period in 2021, to $3.2 million from $2.1 million. Volumes increased by 29%, while realized prices increased $3.97 per Bbl compared to the same period in 2021.
•For the nine months ended September 30, 2022, NGL revenues increased by $3.6 million, compared to the same period in 2021, to $8.1 million from $4.5 million. Volumes remained flat, while realized prices increased $12.10 per Bbl compared to the same period in 2021.
•NGL sales volumes increased during the three months ended September 30, 2022 compared to the same period in 2021 due to production from new wells and workovers performed on existing wells.

.Table of Contents
Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Contract services - related parties(1)	$600	$600	$1,800	$1,800
Cost of contract services - related parties(2)	89	147	263	329
Contract services revenues, net of costs	$511	$453	$1,537	$1,471
_____________________
(1)The Company’s contract services - related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.
Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs and Expenses:	(In thousands)
Lease operating expenses	$8,813	$5,686	$23,705	$17,407
Production and ad valorem taxes	$5,826	$2,575	$14,854	$7,347
Exploration costs	$20	$884	$1,540	$9,142
Depletion, depreciation, amortization and accretion	$8,346	$6,692	$22,167	$20,025

Administrative costs	$5,154	$4,790	$13,567	$11,516
Equity-based compensation	704	751	2,274	6,377
General and administrative expense	$5,858	$5,541	$15,841	$17,893

Transaction costs	$—	$198	$2,638	$2,683
Interest expense, net	$585	$963	$1,960	$3,299
(Gain) loss on derivatives	$(17,600)	$14,987	$44,395	$75,286
Income tax expense (benefit)	$16,317	$(3,937)	$25,130	$13,539

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
The Company’s LOE increased by $3.1 million for the three months ended September 30, 2022 compared to the same period in 2021. For the three months ended September 30, 2022, $1.7 million of the increase was due to higher workover expense as additional workovers were performed in the 2022 period and $2.3 million of the increase was attributable to costs

.Table of Contents
associated with new wells and additional production volumes, partially offset by a $0.9 million decrease attributable to efficiencies on existing wells.
The Company’s LOE increased by $6.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. For the nine months ended September 30, 2022, $4.3 million of the increase was attributable to costs associated with new wells and additional production volume and $4.0 million of the increase was due to higher workover expense as additional workovers were performed in the 2022 period, partially offset by a $2.0 million decrease attributable to efficiencies on existing wells.
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
Production and ad valorem taxes increased by $3.3 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Production taxes increased primarily due to increases in our oil and natural gas sales, net, as discussed above. Ad valorem taxes increased for the three and nine months ended September 30, 2022 based on higher estimated property values for the current taxable period.
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. The following table presents exploration expense by area for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except acreage data)
Exploration expense(1)	$—	$732	$1,465	$8,923
Geological and geophysical costs	20	152	75	219
Total exploration expense	$20	$884	$1,540	$9,142

Expired net acres - Texas	—	25	626	1,552
Expired net acres - New Mexico	—	2,171	518	15,334
Net acres renewed after expiration(2)	21	19	38	417
_____________________
(1)For the nine months ended September 30, 2022, exploration expense includes $1.3 million and $0.2 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. For the nine months ended September 30, 2021, exploration expense included $3.3 million and $5.6 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the three and nine months ended September 30, 2022 and 2021.

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

Depletion, depreciation, amortization and accretion expense increased by $1.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods for 2021. The increase for the three and

.Table of Contents
nine months ended September 30, 2022 was primarily due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of the Company's drilling activity and improved commodity prices.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $0.3 million and decreased by $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods for 2021. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $0.4 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods for 2021. The increase in administrative costs was primarily attributable to increased professional services, insurance, technology and investor relations costs. Equity-based compensation expense decreased by $4.1 million for the nine months ended September 30, 2022 compared to the same period in 2021. The higher equity-based compensation during the nine months ended September 30, 2021 relates to restricted shares awarded to certain employees following completion of the Merger that immediately vested.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. The transaction costs of $2.6 million for the nine months ended September 30, 2022 primarily relate to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions. During the nine months ended September 30, 2021, the transaction costs of $2.7 million primarily relate to costs incurred on the Merger with Tengasco in February 2021.
Interest Expense
Interest expense decreased by $0.4 million and $1.3 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods for 2021. Interest expense decreased due to a lower outstanding average balance on the Company's revolving credit facility as well as the capitalized interest related to the Company's EOR project, partially offset by an increase in interest rates, during the three and nine months ended September 30, 2022 when compared to the same periods for 2021.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Settlements on derivative contracts	$(17,040)	$(11,171)	$(61,198)	$(21,477)
Non-cash gain (loss) on derivatives	34,640	(3,816)	16,803	(53,809)
Gain (loss) on derivatives	$17,600	$(14,987)	$(44,395)	$(75,286)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains, while future commodity price increases between measurement periods result in mark-to-market losses.

.Table of Contents
The gain on derivatives for the three months ended September 30, 2022 was $17.6 million, which increased from a loss position by $32.6 million compared to the same period in 2021. The loss on derivatives for the nine months ended September 30, 2021 was $44.4 million, which decreased by $30.9 million compared to the same period in 2021. The change in the non-cash gain (loss) on derivatives was impacted by the decrease in total contract volumes for our open derivative contracts and the change in the estimated forward-looking oil and natural gas prices used at the end of the period to calculate the fair value of the open derivative contracts for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase in the loss on settlements on derivatives was due to the increase in oil and natural gas prices for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For example, the average WTI price was $93.06 per Bbl for the three months ended September 30, 2022 compared to $70.58 per Bbl for the same period in 2021.

Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions to the Company's condensed consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unit holders. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of the Company beginning February 27, 2021 in the accompanying condensed consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger in February 2021, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 11 - Income Taxes to the Company's condensed consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Current income tax expense	$433	$286	$1,928	$54
Deferred income tax expense (benefit)	15,884	(4,223)	23,202	13,485
Total income tax expense (benefit)	$16,317	$(3,937)	$25,130	$13,539

Effective income tax rate	21.4%	(36.2)%	21.6%	(53.3)%

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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by

.Table of Contents
changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of September 30, 2022, we had a working capital deficit of $32.7 million compared to a deficit of $32.8 million as of December 31, 2021. The working capital deficit at September 30, 2022 reflects $22.5 million in current derivative liabilities compared to $31.0 million in current derivative liabilities at December 31, 2021. As of September 30, 2022, we had an additional $9.3 million in accrued capital expenditures, $2.4 million in accrued ad valorem taxes due to the projected increase in property taxes in 2022, and $3.1 million in accrued G&A and LOE. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of September 30, 2022 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows from continuing operations:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$130,352	$70,186
Net cash used in investing activities	$(83,182)	$(51,229)
Net cash used in financing activities	$(37,579)	$(7,666)
Operating Activities
The Company’s net cash provided by operating activities increased by $60.2 million or 86% to $130.4 million for the nine months ended September 30, 2022 from $70.2 million for the same period in 2021. The increase was primarily driven by an increase in revenues of $115.7 million, partially offset by an increase of $39.7 million on settlements for commodity derivative contracts and an increase in operating expenses of $15.6 million, which excludes non-cash expenses such as equity-based compensation, expiration of unproved leasehold costs, and depreciation, depletion, accretion and amortization expense.
Investing Activities
The Company's cash flows used in investing activities increased by $32.0 million or 62% to $83.2 million for the nine months ended September 30, 2022 from $51.2 million for the same period in 2021. The increase was primarily due to higher capital spending of $31.9 million related to the Company's increased drilling and completion activity and EOR project during the nine months ended September 30, 2022 compared to the same period in 2021.
Financing Activities
Net cash flow used in financing activities increased by $29.9 million or 390% to $37.6 million for the nine months ended September 30, 2022 from $7.7 million for the same period in 2021. During the nine months ended September 30, 2022, the Company had a net paydown on its revolving credit facility of $17.0 million, which compares to a net paydown of $37.5 million for the same period in 2021. In addition, the Company distributed an additional $3.7 million of dividends on common stock during the nine months ended September 30, 2022 compared to the same period in 2021. The Company issued $46.7 million of equity, net of offering costs, during the nine months ended September 30, 2021. These proceeds were primarily used to paydown amounts outstanding on the revolving credit facility. There was no equity issued in 2022.
Revolving Credit Facility
The Company's borrowing base was $200 million with outstanding borrowings of $48 million on September 30, 2022, representing available borrowing capacity of $152 million. See further discussion in Note 9 - Revolving Credit Facility to the Company's condensed consolidated financial statements included herein.
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio.

.Table of Contents
On October 25, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $200 million to $225 million and change the semi-annual redeterminations to April 1 and October 1 to align with the Company's new fiscal year end of December 31st..
Distributions
For the three months ended September 30, 2022, the Company authorized and declared a quarterly dividend totaling approximately $6.2 million, with $6.1 million paid in cash and $0.1 million payable to restricted shareholders upon vesting.
Contractual Obligations
The Company has commitments with its primary midstream counterparty and has entered into purchase commitments throughout the nine months ended September 30, 2022. See Note 14 - Commitments and Contingencies in our notes to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

.Table of Contents
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.Table of Contents
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2022, and through the filing date of this Quarterly Report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
In September 2021, the RRC curtailed the amount of produced water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These actions were taken in an effort to control induced seismic activity and recent increases in earthquakes in the Permian Basin, which have been linked by the U.S. and local seismologists to wastewater disposal in oil fields. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or dispose of it by other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.
Designation as “critical infrastructure” could subject us to additional regulation, including potential weatherization requirements.
In response to Winter Storm Uri, the February 2021 winter weather event that caused widespread power failure to Texas’ power grid for several days, the Texas legislature drafted new legislation designed to prepare for, prevent and respond to weather emergencies and power outages. On November 30, 2021, the RRC adopted rules to designate certain natural gas facilities as critical infrastructure. While the RRC did not adopt rules related to other sections of the legislation requiring such designees to implement weatherization measures, it is expected that the RRC will initiate a rulemaking at a later date for such purposes.

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
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the nine months ended September 30, 2022 was as follows:

Quarter Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
Q1	12,640	$26.81	—	—
Q2	8,576	$25.08	—	—
Q3	341	$25.02	—	—
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

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).

.Table of Contents

10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.22†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.24†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.25†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.26	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.27†	Employment Agreement dated effective as of January 25, 2022 by and between Riley Exploration Permian, Inc. and Amber Bonney (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022).

.Table of Contents

10.28	Eleventh Amendment to the Credit Agreement dated as of April 29, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2022).
10.29	Twelfth Amendment to the Credit Agreement dated as of October 25, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

.Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: November 14, 2022	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer