Form 10-K
period 2022-12-31
Riley Exploration Permian, Inc.
filed 2023-03-08
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-01(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Aggregate market value of the voting common equity held by non-affiliates of registrant as of June 30, 2022 was approximately $102.2 million.
The total number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2023 was 20,158,934.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

DEFINITIONS
As used in this Annual Report on Form 10-K (the "Annual Report"), unless otherwise noted or the context otherwise requires, we refer to Riley Exploration Permian, Inc., together with its subsidiaries, as "Riley Permian," "REPX," "the Company," "Registrant," "we," "our," or "us." In addition, this Annual Report includes certain terms commonly used in the oil and natural gas industry, and the following are abbreviations and definitions of certain terms used within this Annual Report on Form 10-K:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBtu	One million British thermal units
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
BLM	Bureau of Land Management
CO2	Carbon Dioxide
CWA	Clean Water Act
DD&A	Depreciation, depletion and amortization
EOR	Enhanced Oil Recovery
EPA	Environmental Protection Agency
ESG	Environmental, social, and governance
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gas
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
NGL	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NSAI	Netherland, Sewell & Associates, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWD	Saltwater Disposal Well.
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

Terms and Definitions.
Developed oil and natural gas reserves	Developed oil and natural gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development project	A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Economically producible	The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and natural gas producing activities. The terminal point is generally regarded as the outlet valve on the lease or field storage tank.
Estimated ultimate recovery (EUR)	Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Exploratory well	A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play	A geographic area with hydrocarbon potential.
Proved oil and natural gas reserves	Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.
Proved reserve additions	The sum of additions to proved reserves from extensions, discoveries, improved recovery, acquisitions, and revisions of previous estimates.
Proved undeveloped reserves	Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
PV-10	The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of the applicable company on a comparable basis to other companies and from period to period.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reserve additions	Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery, and other additions and purchases of reserves in-place.
Reserve life	A measure of the productive life of an oil or natural gas property or a group of properties, expressed in years.
Royalty interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Standardized measure	The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and natural gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves and deducting the estimated future costs to be incurred in developing, producing, and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and natural gas reserves.
Working interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas from the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, contained in this Annual Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various factors, including those set forth in this Annual Report under "Item 1A. Risk Factors," in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

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
•The Board may modify or revoke our dividend policy at any time at its discretion.
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

PART I
Items 1 and 2. Business and Properties
Overview

Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGLs in Texas and New Mexico. Our activities primarily target the horizontal development of the San Andres formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. The majority of our acreage is located on large, contiguous blocks in Yoakum County, Texas (the "Champions Assets").

We were formed as a Delaware limited liability company, Riley Exploration – Permian, LLC ("REP LLC"), in 2016. On February 26, 2021 (the “Closing Date”), Riley Exploration Permian, Inc., a Delaware corporation (f/k/a Tengasco, Inc. (“Tengasco”)), consummated a merger pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of October 21, 2020, by and among Tengasco, Antman Sub, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of Tengasco (“Merger Sub”), and REP LLC, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 20, 2021, by and among Tengasco, Merger Sub and REP LLC. Pursuant to the terms of the Merger Agreement, a business combination between Tengasco and REP LLC was effected through the merger of Merger Sub with and into REP LLC, with REP LLC as the surviving company and as a wholly-owned subsidiary of Tengasco (collectively, with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Tengasco changed its name to Riley Exploration Permian, Inc. Our organizational structure includes wholly-owned consolidated subsidiaries through which our operations are conducted, including without limitation, REP LLC and Riley Permian Operating Company, LLC.

The Merger was accounted for as a reverse merger and, as such, REP LLC is considered the Company’s accounting predecessor and its historical operations are deemed to be those of the Company.

On August 16, 2022, the Company's Board of Directors (the "Board") acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year (the "Bylaws Restatement"). On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved the Bylaws Restatement and adopted the Third Amended and Restated Bylaws. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year was the period from January 1, 2022 to December 31, 2022.

Acquisition in 2023
On February 22, 2023, the Company entered into a purchase and sale agreement (the "Purchase Agreement") to acquire interests in oil and natural gas leases and related property with Pecos Oil & Gas, LLC (“Pecos”) for a purchase price of approximately $330 million, subject to customary closing adjustments, (the “New Mexico Acquisition”). The oil and natural gas leases are located in the Yeso trend of the Permian Basin in Eddy County of New Mexico. On February 22, 2023, in connection with the Purchase Agreement, REP deposited $33 million in cash into a third party escrow account, which will be credited against the purchase price upon closing. See Note 15 - Subsequent Events for further discussion.
In connection with the Purchase Agreement, the Company entered into a commitment letter dated February 22, 2023 (the "Commitment Letter") with EOC Partners Advisors L.P. and/or one of its affiliates (collectively, "EOC") in which EOC and/or one of its affiliates will purchase $200 million of unsecured senior notes ("Senior Notes") from the Company as of the closing date of the New Mexico Acquisition. The proceeds of the Senior Notes will be used to fund a portion of the purchase price of the New Mexico Acquisition and to pay fees, costs and expenses related to the New Mexico Acquisition and the related financing transactions. The funding of the Senior Notes is contingent on the satisfaction or waiver of certain conditions set forth in the Commitment Letter. See Note 15 - Subsequent Events for further discussion.

Developments in 2022
EOR Project. The Company continued development of its EOR project, which seeks to lower decline rates and ultimately increase recovery of oil by injecting a combination of water and CO2 through vertical wells, applied to horizontal producing wells in Yoakum County, Texas (the "EOR Project"). These wells are directly adjacent to several of the largest EOR projects in the U.S., which have employed EOR techniques for many decades. See "—Development Opportunities" below for additional information.

Market Conditions, Commodity Prices and Interest Rates. Commodity prices experienced exceptional volatility during 2022 due to ongoing geopolitical events and fluctuating supply/demand factors. In addition, global markets experienced supply shortages and corresponding significant inflation across a wide variety of products, services and wages. As a result, the U.S. Federal Reserve and other international central banks began tightening monetary policies during 2022, including increasing short-term borrowing rates. This changing monetary policy has impacted credit and capital markets with generally increased costs of borrowing and heightened volatility in capital markets.

Our Business Strategy

Our strategy is to create and deliver long-term shareholder value through the following:

•Steadily grow cash flow from operations through development of our existing assets and continuous improvement of our operating capabilities. We intend to grow our production and reserves through development of our multi-year drilling inventory, which we believe offers economically attractive investment opportunities in the current environment. We believe such growth and corresponding increase in scale can lead to operating cost efficiencies and may further expand margins. Our management, operating and technical teams strive to continually improve our operating capabilities and cost structure, with an objective of reducing per unit costs and enhancing returns. We seek to grow within the limits of conservative capital allocation, often reinvesting less than our operating cash flows.
•Identify attractive new opportunities for capital investment. Our business produces one of the most highly demanded and valuable commodities in the world, which society uses across many fundamental aspects of everyday life. We believe investing in oil and natural gas assets continues to represent an attractive opportunity. Concurrently, we acknowledge a growing discussion for decarbonizing economies and the associated potential impacts on our business. We believe opportunities may arise in the oil and natural gas business as capital allocation priorities shift at some larger oil and natural gas companies, or restrict at other oil and natural gas companies, potentially providing for value-creating opportunities for Riley Permian. We believe our business could benefit from increased scale, and we will seek out attractive merger and acquisition opportunities. Further, we believe it is prudent to monitor the transitioning energy landscape and identify arising investment opportunities in which the Company may have competitive strengths and opportunities. One example of such potential opportunity includes the Company’s investigative efforts into carbon capture, utilization and sequestration ("CCUS") projects, for which we believe we may be well-positioned based on the characteristics of our assets.
•Distribute excess returns to stockholders in the form of dividends. We believe we can often grow production and cash flow in excess of required capital and operating costs. We believe that distributing a meaningful portion of our cash generated by operating activities provides stockholders the combination of a current return and increased certainty for a portion of long-term value. Because the oil and natural gas business is capital intensive, and because we recognize many benefits of growth, management will strive to seek an appropriate balance of reinvesting for growth versus other capital allocation choices, such as reducing debt or returning capital back to stockholders.

Our Competitive Strengths

We believe that the following strengths will allow us to successfully execute our business strategies:

•Proven and incentivized management team with substantial expertise and long-term perspective. Our executive team has a proven track record of operating and managing oil and natural gas companies across industry cycles. We have successfully managed development programs across various basins, including significant experience in the Northwest Shelf region of the Permian Basin, among other basins. Our Chief Executive Officer, Bobby Riley, was one of the original designers of systems for down-hole data acquisition in gravel pack and frack pack operations and has more than 40 years of experience in the independent oil and natural gas sector. We believe the executive management team has a vested and aligned interest in creating value for stockholders, with equity ownership in the Company. Management prioritizes corporate sustainability, including positioning the Company for success in both the near-term and long-term with initiatives focused on existing business and the transitioning energy landscape.
•Premier, low-decline asset in one of North America’s leading oil resource plays. Our acreage is primarily characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that we believe provides attractive growth and return opportunities. We believe that investments in our core assets are capable of producing returns that are competitive with many of the top-performing oil and natural gas basins in the U.S. We believe this positions our business to perform well across a range of commodity price environments. Further, the conventional nature of the San Andres, the producing reservoir of our core assets, allows for a lower base decline rate as compared to most unconventional or shale basins in the U.S. A lower base decline rate leads to less new production needed in order to maintain or grow production.
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
•Financial flexibility. We strive to maintain financial flexibility that will allow us to execute our business strategies on existing and potentially new businesses. We expect to continue our oil and natural gas development activities by funding the majority of capital expenditures with operating cash flow. From time to time we may seek outside sources of capital for acquisitions and new ventures. As of December 31, 2022, the borrowing base of our revolving credit facility was $225 million and we had $169 million available for borrowing. We also have the ability to scale up or drawback on our commodity hedging program that seeks to reduce our exposure to downside commodity price fluctuations as part of our maintenance of a conservative financial management program.

Our Properties

As of December 31, 2022, we had approximately 30,470 net acres and a total of 100 net producing wells. We operated 93% of our net production for the year ended December 31, 2022, and have an average working interest of 95% in our operated wells. Our average net daily production during the year ended December 31, 2022 was approximately 11,505 Boe/d.

Our acreage is primarily located on large contiguous blocks in Yoakum County, Texas with additional acreage located in Lea and Roosevelt Counties, New Mexico. Riley Permian’s acreage in Yoakum County offsets legacy Permian Basin San Andres fields, including the Wasson and Brahaney Fields, which have produced more than 2.1 billion barrels of oil equivalent and 108 million barrels of oil equivalent, respectively, from the San Andres Formation since development in the area began in the 1930’s and 1940’s. Based on the close proximity to these productive fields, combined with the horizontal San Andres wells we have drilled to date and the wells drilled by offset operators, we believe we have significantly delineated our acreage.

The Permian Basin is an oil and natural gas producing area located in West Texas and the adjoining area of southeastern New Mexico covering an area approximately 250 miles wide and 300 miles long, and encompasses several sub-basins, including the Delaware Basin, Midland Basin, Central Basin Platform and Northwest Shelf. The San Andres Formation is a shelf margin deposit composed of dolomitized carbonates.

Oil, Natural Gas and NGL Reserves

Summary of Oil, Natural Gas and NGL Reserves

The following table summarizes the Company's estimated proved reserves as of December 31, 2022, September 30, 2021, and September 30, 2020 based on the reserve reports prepared by NSAI in accordance with rules and regulations of the SEC.

	December 31,	September 30,
	2022	2021	2020
Proved Developed Producing Reserves:(1)
Oil (MBbls)	29,632	25,820	19,149
Natural Gas (MMcf)	59,314	45,712	31,137
Natural Gas Liquids (MBbls)	9,604	7,530	5,847
Proved Developed Producing Reserves (MBoe)	49,122	40,968	30,186
Proved Developed Non-Producing Reserves:
Oil (MBbls)	—	350	—
Natural Gas (MMcf)	—	461	—
Natural Gas Liquids (MBbls)	—	120	—
Proved Developed Non-Producing Reserves (MBoe)	—	548	—
Proved Undeveloped Reserves:
Oil (MBbls)	19,250	20,093	18,009
Natural Gas (MMcf)	26,704	29,846	22,546
Natural Gas Liquids (MBbls)	4,850	5,579	4,834
Proved Undeveloped Reserves (MBoe)	28,551	30,647	26,601
Total Proved Reserves:
Oil (MBbls)	48,882	46,263	37,158
Natural Gas (MMcf)	86,018	76,019	53,683
Natural Gas Liquids (MBbls)	14,454	13,229	10,681
Total Proved Reserves (MBoe)	77,673	72,163	56,787
_____________________
(1)Total proved reserves were comprised of 63%, 57%, and 53%, respectively, of total proved developed producing reserves as of December 31, 2022, September 30, 2021, and September 30, 2020.

Estimates of reserves were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2022, September 30, 2021, and September 30, 2020 in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties, all of which are located within the continental United States. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 16 - Supplemental Information on Oil and Natural Gas Operations to the Company's consolidated financial statements included herein for further discussion of our reserve estimates and pricing.

Proved Undeveloped Reserves (PUDs)

The following table summarizes changes in the Company's estimated PUDs for the year ended December 31, 2022 (in MBoe):

Proved undeveloped reserves at December 31, 2021	30,366
Conversions	(1,441)
Extensions and discoveries	7,037
Revisions	(7,411)
Proved undeveloped reserves at December 31, 2022	28,551

During the year ended December 31, 2022, we incurred costs of approximately $20.8 million to convert 1,441 MBoe of proved undeveloped reserves to proved developed reserves. Our extensions and discoveries comprised of 7,037 MBoe were primarily due to the result of drilling activity during the year, which allowed for offset PUDs. Additionally, our downward revisions of 7,411 MBoe were primarily attributable to increases in operating costs and capital expenditures, as well as decreases in well-level projections in certain undeveloped areas.

PUDs will be converted from undeveloped to developed with successful development and as the applicable wells begin production. As of December 31, 2022, all of the Company's proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. Estimated costs relating to the future development of the Company's proved undeveloped reserves at December 31, 2022 are approximately $324.4 million, which we expect to finance through cash flow from operations, borrowings under our revolving credit facility and other sources of capital.

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2022 were prepared based on a report by NSAI, our independent petroleum engineers, which we refer to as the NSAI Report. The technical person primarily responsible for overseeing the preparation of the estimates is our SVP Operations and Engineering. Our SVP Operations and Engineering has been with the Company since 2016 and is the head of the reservoir engineering department. He holds a bachelor's degree in Petroleum Engineering and a Master of Business Administration with an emphasis in Energy from the University of Oklahoma. He is a member of the Society of Petroleum Engineers with over 15 years of experience in the oil and natural gas industry. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI Report is Mr. Michael B. Begland, a Licensed Professional Engineer in the State of Texas (No. 104898). Mr. Begland has been a practicing petroleum engineering consultant at NSAI since 1993 and has over 8 years of prior industry experience. He graduated from Ohio State University in 1983 with a Bachelor of Science Degree in Chemical Engineering. The technical principal meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in any of the Company's properties, nor is it employed by us on a contingent basis.

Internal Controls

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate the Company's reserves. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the NSAI Report to discuss the assumptions and methods used in the proved reserve estimation process. The qualifications of the technical persons primarily responsible for overseeing the preparation of the estimates of our reserves are set forth in “— Evaluation and Review of Reserves” above. We provided historical information to the independent reserve engineers for the Company's properties, such as ownership interest, oil and natural gas production, well test data, commodity prices, and operating and development costs.

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
•preparation of reserve estimates by the Company's SVP Operations and Engineering or under his direct supervision;
•comparing and reconciling the internally generated reserves estimates to those prepared by third parties;
•confirming completeness of reserve estimates for all properties owned and verification of the use of the proper working and net revenue interests; and
•no employee's compensation is tied to the amount of reserves booked.

Estimation of Proved Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2022 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Drilling, Acreage, and Development Activities

Drilling Results

The following table sets forth information with respect to the number of total gross and net oil wells drilled by us during the periods indicated. We do not have any natural gas wells, therefore the information set forth in the table below only pertains to oil wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return. The following table presents our development and exploratory drilling results for the years ended December 31, 2022, September 30, 2021, and September 30, 2020 :

	Year Ended December 31,		Year Ended September 30,
	2022		2021		2020
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Development Wells:
Productive	17	14	18	13	11	3
Dry(2)	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	2	1	—	—
Dry(2)	—	—	—	—	—	—
Total Wells:
Productive	17	14	20	14	11	3
Dry(2)	—	—	—	—	—	—
_____________________
(1)Net wells are gross wells multiplied by our fractional working interest.
(2)Does not include a wellbore temporarily abandoned due to mechanical failure.

We operated 93% of our horizontal production for the year ended December 31, 2022. As operator, we design and manage the development of our wells and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Acreage Statistics

The following table sets forth our gross and net acres of developed and undeveloped leasehold as of December 31, 2022:

Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage
Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
37,984	27,107	6,024	3,363	44,008	30,470
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

Approximately 89% of our total net acreage is held by production and 4% is held by obligations. For acreage that is not held by production, unless production is established within the spacing units covering the remaining acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, the leases will expire in accordance with their respective terms. Substantially all of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 120 to 180 days after the completion of the last well drilled on such lease, without the requirement of a lease extension payment. Thereafter, the lease is held with additional development every 120 to 240 days, and generally 180 days, until the entire lease is held by production. None of the Company's horizontal drilling locations associated with proved undeveloped reserves are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule or primary term.

The following table sets forth the net undeveloped acreage, as of December 31, 2022 that will expire over the next three years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

Net Undeveloped Acreage
2023	2024	2025
1,847	556	764

Based on our current development plans, we expect to maintain substantially all of the core acreage that would otherwise expire during 2023 either through drilling and establishing production, making lease extension payments, or lease renewal efforts. Approximately 79% of our net undeveloped acreage for 2023 is currently held by continuous drilling and established production. We intend to extend or renew any core lease we plan to develop or are still assessing for development that is set to expire in 2023 and expect to incur $0.6 million to extend or renew those leases, after taking into account the drilling of wells and holding leases by production. Given our currently planned drilling activities, we do not expect the amount of any such lease extension payments to be material. Additionally, our Champions Assets acreage is 100% fee leasehold and New Mexico acreage is approximately 68% fee and state leasehold with the remaining 32% of New Mexico consisting of BLM leasehold.

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

The Company began initial planning, permitting and drilling operations during 2021 on its EOR Project, which seeks to lower decline rates and ultimately increase recovery of oil by injecting a combination of water and CO2 through vertical wells, applied to horizontal producing wells in Yoakum County, Texas. In October 2021, the Company entered into an agreement for both supply of CO2 product and for the CO2 pipeline connection. In 2022, the Company drilled and completed six injector wells and began CO2 injection after completing the water injection phase. We maintain the optionality to potentially switch to using anthropogenic CO2 with this or subsequent project areas as sources become available at attractive economics.

The Company continues to investigate numerous anthropogenic source possibilities in conjunction with CCUS efforts, including ongoing discussions with several counterparties. At the same time, we are monitoring potential changes to regulations currently being discussed at the national and Texas state levels. We continue to believe that a possible CCUS project, with Riley Permian participating as a developer, has the potential to be an attractive opportunity by itself, as well as a synergistic opportunity with our core upstream business.

Oil, Natural Gas and NGL Production, Production Prices and Production Costs

Production and Operating Data

The following table sets forth information regarding the Company's production, realized prices and production costs for the years ended December 31, 2022, September 30, 2021, and September 30, 2020.

	Year Ended December 31,	Year Ended September 30,
	2022	2021	2020
Production Data:
Oil (MBbls)	3,217	2,340	2,060
Natural gas (MMcf)	3,229	2,602	1,628
Natural gas liquids (MBbls)	444	380	260
Total (MBoe)	4,199	3,154	2,592

Daily combined volumes (Boe/d)	11,505	8,640	7,081
Daily oil volumes (Bbls/d)	8,814	6,411	5,630

Average Prices:
Oil ($ per Bbl)	$92.86	$58.29	$36.35
Natural gas ($ per Mcf)(1)	3.33	2.88	(0.78)
Natural gas liquids ($ per Bbl)(1)	22.22	12.41	(1.90)
Combined ($ per Boe)	$76.05	$47.12	$28.22

Average Prices, including derivative settlements:
Oil ($ per Bbl)	$71.75	$51.47	$49.41
Natural gas ($ per Mcf)(1)	1.06	2.75	(0.78)
Natural gas liquids ($ per Bbl)(1)	22.22	12.41	(1.90)
Combined ($ per Boe)	$58.13	$41.95	$38.61

Average Operating Costs per Boe:
Lease operating expenses	$7.73	$6.97	$7.81
Production and ad valorem taxes	$4.59	$2.74	$1.65
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing and transportation fees which can result in negative average prices.

As a result of our drilling and completion activity, we increased our average net production from 8,640 Boe/d for the year ended September 30, 2021 to an average net production of 11,505 Boe/d for the year ended December 31, 2022. During the year ended December 31, 2022, our production was approximately 77% oil, 13% natural gas and 10% NGLs.

The U.S. and global markets have been disrupted and adversely affected by the COVID-19 pandemic since March 2020 and the full-scale military invasion of Ukraine by Russian troops since February 2022, which has created significant volatility in the financial markets. Commodity prices began to increase in 2021 and have continued to remain high during 2022 due to OPEC+ and other oil and natural gas producers not rapidly increasing production levels, as well as the recovery in demand related to the COVID-19 pandemic, but volatility still remains in commodity prices. Economic sanctions imposed on Russia have further exacerbated supply shortages, leading to further disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022.

In addition, global markets are experiencing significant inflation attributable to a number of factors. Costs for oilfield equipment and services have been affected by general inflation and we expect those costs for 2023 to continue to be a function of supply and demand.

The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, and liquidity.

Productive Wells

As of December 31, 2022, we produced from 170 gross (100 net) total wells, which includes both operated and non-operated wells.

Producing Wells	Gross Wells	Average Working Interest
Operated	96	95%
Non-Operated	74	12%

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

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report.

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

We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the years ended December 31, 2022, September 30, 2021, and September 30, 2020, one purchaser accounted for 89%, 87%, and 86%, respectively, of our revenue purchased, with two end customers each accounting for more than 10% of our revenues. During such periods, no other purchaser accounted for 10% or more of our revenues. The loss of this purchaser could materially and adversely affect our revenues in the short-term. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil and natural gas are fungible products with well-established markets.

Transportation

We consider all gathering and delivery infrastructure in conjunction or ahead of development of an area. We strive to install such infrastructure ahead of first production to mitigate flaring and reduce operating costs. Our oil is collected from the wellhead to our tank batteries and then transported by the purchaser by truck or pipeline to a tank farm, another pipeline or a refinery. A portion of our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point. In addition, we move substantially all of our produced water by pipeline connected to company-owned SWDs rather than by truck. Given the amount of disposal water volume, the connection to SWDs helps us reduce our lease operating expenses.

We are currently a party to a crude oil pipeline transportation agreement with Stakeholder Midstream Crude Oil Pipeline, LLC ("Stakeholder Midstream"). We believe we benefit from relatively low take-away costs as compared to transportation by truck, which also has the benefits of reducing truck traffic and related emissions. In August 2022, the Company amended its gas gathering and processing agreement with Stakeholder Midstream. Stakeholder Midstream committed to expand their gathering and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder Midstream's gathering system for a minimum of seven years beginning on the in-service date of the expanded plant. While the minimum volume commitment is below our forecasted production, there are financial penalties if the minimum activity levels are not met. The additional capacity from the gas processing plant expansion is expected to lead to increased natural gas sales and decreased gas flaring for the Company.

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

Regulation of the Oil and Natural Gas Industry

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although REPX believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, REPX is unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, FERC and the courts. REPX cannot predict when or whether any such proposals may become effective. REPX does not believe that it would be affected by any such action materially different than similarly situated competitors.

Regulation Affecting Production

The production of oil and natural gas is subject to United States federal and state laws and regulations, and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which REPX owns or operates producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. REPX’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. These laws and regulations may limit the amount of oil and natural gas wells REPX can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from REPX’s wells, negatively affect the economics of production from these wells or limit the number of locations REPX can drill.

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. REPX’s competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect REPX’s operations.

Regulation of Sales and Transportation of Oil

Sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. REPX cannot predict whether new legislation to regulate oil and NGLs, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on REPX’s operations. Additionally, such sales may be subject to certain state, and potentially federal, reporting requirements.

REPX’s sales of oil are affected by the availability, terms and cost of transportation. Prices received from the sale of crude oil and NGLs may be affected by the cost of transporting those products to market. FERC has jurisdiction under the Interstate Commerce Act (“ICA”), as it existed in 1977, over common carriers engaged in the transportation in interstate commerce by pipeline of crude oil, NGLs and refined petroleum products as part of the continuous movement of the crude oil, NGLs or refined petroleum products in interstate commerce. The ICA requires that pipelines providing jurisdictional movements maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service be “just and reasonable.” In general, interstate oil pipeline rates must be cost-based, although indexed rates, settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances. Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC.

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

The Energy Policy ("EP") Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful to: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

On December 26, 2007, FERC issued Order 704, a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing. Under Order 704, any market participant that engages in wholesale sales or purchases of natural gas that equal or exceed 2,200,000 MMBtus of physical natural gas in the previous calendar year, including natural gas producers, gatherers and marketers, are required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices to FERC on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC’s policy statement on price reporting.

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

The price at which REPX sells natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to REPX’s physical sales of these energy commodities, REPX is required to observe anti-market manipulation laws and related regulations enforced by FERC under the EP Act of 2005 and under the Commodity Exchange Act (“CEA”), and regulations promulgated thereunder by the Commodity Futures Trading Commission ("CFTC"). The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. Should REPX violate the anti-market manipulation laws and regulations, REPX could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required EPA to propose a rulemaking no later than March 15, 2019 for revision of the Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA ultimately concluded that revision of the Subtitle D criteria regulations regarding oil and natural gas wastes is not necessary at this time. But, should future rulemakings or legal challenges result in a loss of the RCRA hazardous-waste exclusion for drilling fluids, produced waters and related wastes, REPX’s costs to manage and dispose of generated wastes could increase, which could have a material adverse effect on REPX’s results of operations and financial position. In addition, in the course of REPX’s operations, REPX generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes are listed as hazardous wastes or have hazardous characteristics.

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

Water Discharges

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). In May 2015, the EPA and the Corps issued a new rule to revise the definition of “Waters of the United States” for all Clean Water Act Programs ("WOTUS"). The 2015 rule made additional waters expressly “Waters of the United States” and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation. Legal challenges to this rule followed and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “Waters of the United States.” On February 1, 2018, the EPA officially delayed implementation of the 2015 rule until early 2020. The EPA and the Corps also issued a supplemental rulemaking in July 2018 requesting additional comment on the proposed repeal of the 2015 rule’s definition of “Waters of the United States.” However, as the result of an order by the U.S. District Court for the District of South Carolina on August 16, 2018, and subsequent state filings, the 2015 rule was in effect in 23 states, including in Texas. On February 14, 2019, the EPA and the Corps issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule, known as the Navigable Waters Protection Rule, narrowed the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019. On June 22, 2020, the Navigable Waters Protection Rule became effective. However, on August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the Navigable Waters Protection Rule. In response, the EPA and the Corps issued a joint statement indicating that the agencies are halting implementation of the Navigable Waters Protection Rule, and are reverting back to the pre-2015 definition of "waters of the United States." On November 18, 2021, the EPA and the Department of the Army released a pre-publication version of their proposed rule to reinstate the pre-2015 definition of "waters of the United States," updated to reflect consideration of Supreme Court Decisions. This proposed rule was published in the Federal Register on December 7, 2021. Due to the administrative procedures required to establish the rule and potential litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years. To the extent any litigation or future amendments to the rule expand the scope of the Clean Water Act’s jurisdiction, REPX could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or in connection with stream crossings and preparation and implementation of oil spill prevention, control, and countermeasure plans. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

Subsurface Injections

In the course of REPX’s operations, REPX produces water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the U.S. Safe Drinking Water Act’s (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or state agency to which the UIC program has been delegated for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect REPX’s ability to dispose of produced water and ultimately increase the cost of REPX’s operations. For example, in response to recent seismic events below ground near disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Texas, have imposed more stringent permitting and operating requirements for produced water disposal wells. In 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by REPX or by commercial disposal well vendors whom REPX may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on REPX’s capital expenditures and operating costs, financial condition, and results of operations.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. The EPA followed up its Request for Comments with an Interpretative Statement and additional Request for Comment in April 2019 stating that the agency does not believe indirect discharges from a point source through a hydrological groundwater connection to surface water are regulated under the CWA, although the agency indicated that this guidance may be amended pending the Supreme Court’s decision. In April, 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, the EPA issued a guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. However, on September 16, 2021, the EPA rescinded its prior guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs for REPX if permits are required under the CWA for disposal of REPX’s flowback and produced water in disposal wells.

Air Emissions

The Federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require REPX to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Over the next several years, REPX may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, ("NAAQS") for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit REPX’s ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, beginning in 2012, the EPA adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas and, in 2016, oil wells for which well completion operations are conducted (i.e. use reduced emission completions, also known as “green completions”). These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers, storage vessels, and well-site components (fugitive emissions). In September 2020, the EPA scaled back these rules by removing the transmission and storage sectors of the oil and natural gas industry from regulation under the New Source Performance Standards (“NSPS”) and rescinding methane-specific standards for the production and processing segments of the industry. However, in June 2021, Congress partially overturned the rollback using the Congressional Review Act, leaving the original regulations largely in place. Furthermore, in November 2021, the EPA issued a proposed rule which would update, strengthen, and expand the 2016 regulations for methane and volatile organic compound ("VOC") emissions from new, modified, and reconstructed sources, and, significantly, also includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. In May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities located in areas where air permitting is implemented by the EPA, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. See also “—Regulation of GHG Emissions.”

Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase REPX’s costs of development, which costs could be significant. States may also impose more stringent air permitting and air quality requirements than federal requirements. For example, in March 2021, the New Mexico Oil Conservation Commission finalized rules to eliminate venting and flaring at new and existing wells, and requiring operators to capture at least 98% of natural gas produced from their wells by 2026. In addition, the New Mexico Environment Department adopted a rule in August 2022 that requires oil and natural gas producers in counties that are at risk of non-attainment of federal ozone standards to, among other things, check emission rates and have those calculations certified by a qualified engineer, perform enhanced checks for leaks, and repair them within 15 days of discovery, and maintain records to demonstrate continuous compliance.

Regulation of GHG Emissions

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the federal CAA that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect REPX’s operations and restrict or delay REPX’s ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of REPX’s operations. Furthermore, in May 2016, the EPA finalized the NSPS Subpart OOOOa standards that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rules impose leak detection and repair requirements intended to address methane and other emissions leaks known as “fugitive emissions” from equipment, such as valves, connectors, open ended lines, pressure-relief devices, compressors, instruments and meters. Although much of the initial rules remain intact and effective, the rules have been subject to legal challenges, reconsideration by the EPA, stays, and proposed amendments. For example, the EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and natural gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021 and November 2022, EPA issued proposed rules which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rules also include emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Legal challenges to the proposed rules are likely to follow, and thus, the ultimate scope of these regulations remains uncertain. Compliance with these rules requires enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. The BLM also finalized similar rules regarding the control of methane emissions in November 2016 that apply to oil and natural gas exploration and development activities on federal and Indian lands. The rules sought to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. However, due to subsequent BLM revisions and multiple legal challenges, the rules were never fully implemented, and in October 2020, the November 2016 rules were struck down by the District Court of Wyoming as the result of one such challenge. New Mexico and California have since filed an appeal of the Wyoming Court's decision in the Tenth Circuit. These new and proposed rules could result in increased compliance costs on REPX’s operations.

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

Certain governmental reviews have recently been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level. More recently, the EPA initiated a study of Oil and Gas Extraction Wastewater Management in 2018 that the agency characterizes as a “holistic look” at how produced water is regulated and managed by the EPA, states, and tribes, and has sought input on these issues from other stakeholders such as academics, non-governmental organizations, and industry. A primary focus of the study is to evaluate whether federal regulations allowing for more discharge options would be beneficial, for example, in addressing areas with concerns over scarcity of water and/or injection options. The EPA released a draft of the study in May 2019 and sought public input until July 1, 2019. The EPA’s final report was issued in May 2020, which found mixed support from stakeholders regarding additional produced water discharge options. The EPA is still determining what, if any, next steps are appropriate regarding produced water management in light of the report. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA, CWA or other regulatory mechanisms.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the RRC issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The well integrity rule took effect in January 2014. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

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

Facilities

Our land-based oil and natural gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations or centralized lease locations include SWDs and associated gathering lines, storage tank batteries, oil/gas/water separation equipment and pumping equipment. In addition, we own a substantial majority of the electrical power infrastructure on our acreage position, which include power distribution lines and equipment.

Human Capital

As of December 31, 2022, we employed 65 people. We operate in a technical industry and depend on a highly skilled workforce in multiple disciplines including engineering, geology, operations, land, information technology, accounting and various other corporate functions.The Company supports its employees in pursuing training opportunities to enhance their professional skills. We are not a party to any collective bargaining agreements with our employees. We understand that employee recruiting, retention and development plays a critical role to our business activities and our ability to achieve our long-term strategy. We believe our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

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

Available Information

Our corporate headquarters are located at 29 E. Reno Avenue, Suite 500, Oklahoma City, Oklahoma 73104, and the phone number at this address is (405) 415-8699. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and/or 10-QT, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.rileypermian.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 1A. Risk Factors
The Company is subject to various risks and uncertainties in the ordinary course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. Other risks are described in Item 1 and 2. Business and Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline. Investors should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K.
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

The prices we receive for our oil, natural gas, and NGL production heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil, natural gas, and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, during the period from January 1, 2016 to December 31, 2022, NYMEX West Texas Intermediate (referred to as WTI) oil prices ranged from a high of $123.64 per Bbl on March 8, 2022 to a low of $(36.98) per Bbl on April 20, 2020. During 2022, WTI prices ranged from a high of $123.64 to a low of $71.05 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $9.85 per MMBtu to a low of $3.46 per MMBtu during 2022. If the prices of oil and natural gas continue to be volatile, reverse their recent increases, or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected. Moreover, the duration and magnitude of any decline in oil, natural gas or NGL prices cannot be predicted with accuracy, and this market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

•worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas, and NGLs;
•the price and quantity of foreign imports, including foreign oil;
•the actions by members of OPEC+;
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
•public health concerns such as pandemic diseases;
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

The present value of future net revenues from our reserves should not be assumed to represent the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of December 31, 2022 were calculated under SEC rules using the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months of $94.14 per Bbl for oil and NGL volumes and $6.36 per MMBtu for natural gas volumes. Using lower prices in estimating proved reserves would likely result in a reduction in proved reserve volumes due to economic limits.

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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of December 31, 2022, we have drilled and completed 170 gross operated horizontal wells on our West Texas and New Mexico acreage, and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage.

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
Approximately 11% of our net leasehold acreage is undeveloped and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
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

As of December 31, 2022, approximately 11% of our net leasehold acreage was undeveloped or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.

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

Substantially all of our producing properties are geographically concentrated in the Northwest Shelf sub-basin within the Permian Basin of West Texas, an area in which industry activity has increased rapidly. At December 31, 2022, the majority of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, a number of our properties could experience any of the same conditions at the same time and, when compared to other companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

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

In addition, the geographic concentration of our assets including our total estimated proved reserves as of December 31, 2022, exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

For the year ended December 31, 2022, our realized oil differential to NYMEX WTI averaged $(2.05) per Bbl of oil and our realized natural gas differential to NYMEX Henry Hub averaged $(3.12) per Mcf of gas. Given that a significant amount of our production is from the Permian Basin, if the negative price differential in the Permian Basin increases, we expect that the effect of our price differential on our revenues will also increase. Increases in the differential between the benchmark prices for oil and natural gas, such as the NYMEX WTI and NYMEX Henry Hub, and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At December 31, 2022, approximately 37% of our total estimated proved reserves were classified as proved undeveloped. Our approximate 28,551 MBoe of estimated proved undeveloped reserves are estimated to require $324.4 million of development capital. Our development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. We expect to fund our growth primarily through cash flow from operations, availability under our revolving credit facility, and subsequent equity or debt offerings when appropriate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

We participate in oil and natural gas leases with third parties who may not be able to fulfill their commitments to our projects.

We own less than 100% of the working interest in the oil and natural gas leases on which we conduct operations, and other parties will own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. We could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in oil, natural gas and NGL prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, are not able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, may be unable to access debt or equity financing, and, in some cases, may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.

We own non-operating interests in properties developed and operated by third parties and, as a result, we are unable to control the operation and profitability of such properties.

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

We have exposure to credit risk through receivables from purchasers of our oil, natural gas and NGL production. One purchaser accounted for 89% of our revenues for the year ended December 31, 2022. This concentration of purchasers may impact our overall credit risk in that this purchaser may be similarly affected by changes in economic conditions or commodity price fluctuations. We do not require our customers to post collateral. The inability or failure of our significant purchaser to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial condition and results of operations.

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
In the future we may make acquisitions of oil and natural gas properties or businesses that complement or expand our current business. The successful acquisition of oil and natural gas properties requires an assessment of several factors, including:
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
Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, our leases for such acreage will expire. As of December 31, 2022, 61% of our net undeveloped acreage is set to expire through 2023, before taking into account the expected drilling of wells and holding leases by production, while 12% of our net undeveloped acreage is set to expire through 2023, after taking into account the expected drilling of wells and holding leases by production. We intend to extend or renew any core lease we plan to develop or are still assessing for development that is set to expire in 2023 and expect to incur $0.6 million to extend or renew those leases, after taking into account the expected drilling of wells and holding leases by production. Where we do not have the option to extend a lease, however, we may not be successful in negotiating extensions or renewals. Our ability to drill and develop our core acreage and establish production to maintain our leases depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business. These risks are greater at times and in areas where the pace of our exploration and development activity slows.

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

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.
We intend to continue to expand our operations in part through acquisitions. Our decision to acquire properties will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an inspection is undertaken.
Any acquisition involves other potential risks, including, among other things:
•the validity of our assumptions about reserves, future production, revenues and costs;

•a decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•the ultimate value of any contingent consideration agreed to be paid in an acquisition;
•dilution to stockholders if we use equity as consideration for, or to finance, acquisitions;
•the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
•an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes, or other litigation encountered in connection with an acquisition.

Our future results will suffer if we do not effectively manage our expanded operations.
As a result of our recent acquisitions, the size and geographic footprint of our business has increased. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and basins and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected benefits currently anticipated from our recent and future acquisitions.

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
•pay dividends to our stockholders unless the net leverage ratio, after giving effect to pro forma adjustments, does not exceed 2.0 to 1.0, the total revolving credit exposures under our revolving credit facility are not greater than 80% of the total revolving commitments, and no default or event of default then exists or would exist upon the payment of the dividend;
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
•lack of available treatment or disposal options for oil and natural gas waste, including produced water;
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

Our industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. Fuel and other energy conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil, natural gas and NGLs, technological advances in fuel economy and energy generation devices could reduce demand for oil, natural gas and NGLs. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. Limits on our ability to effectively use, implement or adapt to new technologies may have a material adverse effect on our business, financial condition and results of operations. Similarly, the impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the forseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which our operators can sell oil, natural gas, and NGLs, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and natural gas as a result of our results of operations.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.
Inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 in an effort to curb inflationary pressure on the costs of goods and services, which could have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. We may experience further cost increases for our operations to the extent that elevated inflation remains.

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

Risks Related to Acts of God and Cyber Security

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and other hazardous substances and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices at our leased and owned properties, as well as locations where waste from our operations is transported offsite for disposal. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. We may not be able to recover some or any of these costs from insurance. Changes in environmental laws and regulations occur frequently and tend to become more stringent over time, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. For example, on October 1, 2015, the EPA issued a final rule under the CAA, lowering the NAAQS, for ground-level ozone from the current standard of 75 parts per billion, or ppb, for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. Subsequently, the EPA designated over 200 counties across the U.S. as “nonattainment” for these standards, meaning that new and modified stationary emissions sources in these areas are subject to more stringent permitting and pollution control requirements. On December 23, 2021, the EPA announced its decision to retain, without changes, the 2015 NAAQs. If our operations become subject to these more stringent standards, compliance with these and other environmental regulations could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment, the costs of which could be significant.

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

Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation. FERC may also impose administrative and criminal remedies and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and regulations pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the Federal Trade Commission (the “FTC”) has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1.0 million per day, and the CFTC, prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to oil swaps and futures contracts as that granted to the CFTC with respect to oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Business—Regulation of the Oil and Gas Industry.”

A change in the jurisdictional characterization of our natural gas assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our natural gas assets, which may cause our revenues to decline and operating expenses to increase.

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC. We believe that our natural gas gathering pipelines meet the traditional test that FERC has used to determine whether a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and gathering services not subject to the jurisdiction of FERC, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by FERC, the courts or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA.

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

For example, in February 2014, the EPA asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. Also, beginning in 2012, the EPA issued a series of regulations under the federal CAA that include NSPS, known as Subpart OOOO, for completions of hydraulically fractured natural gas wells and certain other plants and equipment and, in May 2016, published a final rule establishing new emissions standards, known as Subpart OOOOa, for methane and volatile organic compounds (“VOCs”) from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category. The NSPS Subpart OOOO and OOOOa rules have since been subject to numerous legal challenges as well as EPA reconsideration proceedings and subsequent amendment proposals. Most recently, on September 14 and 15, 2020, EPA published two new rules in the Federal Register that remove the transmission and storage sectors of the oil and natural gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021 and November 2022, EPA issued proposed rules which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rules also include emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Legal challenges to the proposed rules are likely to follow, and accordingly, legal uncertainty exists with respect to the future scope and extent of implementation of the methane rule; however, even as currently implemented, these rules apply to our operations, including requirements for the installation of equipment to control VOC emissions from certain hydraulic fracturing of wells and fugitive emissions from well site and other production equipment, and additional regulation, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact or delay oil and natural gas production activities, which could have a material adverse effect on our business.

The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. However, following years of litigation, the BLM rescinded the rule in December 2017. The BLM and the Secretary of the U.S. Department of the Interior are now being sued for the decision to rescind the rule. In April 2020, the Northern District of California issued a ruling in favor of the BLM and the Department of the Interior. This ruling is now being appealed; thus, the future of the rule remains uncertain. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. However, on September 16, 2021, EPA rescinded its prior guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs if permits are required under the CWA for disposal of our flowback and produced water in underground disposal wells.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented at the federal level, the EPA and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has adopted rules under authority of the CAA that, among other things, establish certain permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing permits at covered facilities emitting GHGs and meeting defined technological standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa, which requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. Although much of the initial rules remain intact and effective, the rules have been subject to legal challenges, reconsideration by EPA, stays, and proposed amendments. For example, on September 14 and 15, 2020, EPA published two new final rules in the Federal Register that remove the transmission and storage sectors of the oil and natural gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately, and in June 2021, Congress partially overturned the rollback. Furthermore, in November 2021 and November 2022, the EPA issued proposed rules which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources. Notably, the proposed rules also include emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. The BLM also finalized rules regarding the control of methane emissions in November 2016 that applied to oil and natural gas exploration and development activities on public and tribal lands. The rules sought to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. However, due to subsequent BLM revisions and multiple legal challenges, the rules were never fully implemented, and in October 2020, the November 2016 rules were struck down by the District Court of Wyoming as the result of one such challenge. New Mexico and California have since filed an appeal of the Wyoming Court's decision in the Tenth Circuit. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions. Nevertheless, President Biden has set ambitious targets for GHG reduction, including to achieve at least a 50 percent reduction from 2005 levels in economy-wide net GHG pollution by 2030.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.

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

Future changes in U.S. federal income tax laws, or the introduction of a carbon tax, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that currently are available with respect to oil and natural gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations, and cash flows. Additionally, future legislation could be enacted that increases the taxes or fees imposed on oil and natural gas extraction or production. Any such legislation could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil, natural gas or NGLs.

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
•political conditions in oil and natural gas producing regions;
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

The Board may modify or revoke our dividend policy at any time at its discretion.

We are not required to pay any dividends on our common stock at all. Accordingly, the Board may change our dividend policy at any time at its discretion and could elect not to pay dividends on our common stock for one or more quarters. Any modification or revocation of our cash dividend policy could substantially reduce or eliminate the amounts of dividends to our common stockholders. The amount of dividends we make, if any, and the decision to make any dividend at all will be determined by our Board, whose interests may differ from those of our common stockholders.

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

Our common stockholders do not have a right to dividends on such shares unless declared or set aside for payment by our Board. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on our common stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of net assets (total assets less total liabilities) over capital. Our business may not generate sufficient surplus or net profits from operations to enable us to pay dividends on our common stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

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

We depend to a large extent on the services of our officers, including Bobby Riley, our Chief Executive Officer, Kevin Riley, our President, Philip Riley, our Chief Financial Officer, Corey Riley, our Executive Vice President – Business Intelligence, Michael Palmer, our Executive Vice President Corporate – Land. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any management personnel. Our success will be dependent on our ability to continue to retain and utilize skilled technical personnel. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to the Company’s stockholders for approval.
As of December 31, 2022, our executive officers, directors and principal stockholders, in the aggregate, own 77.3% of the fully diluted common stock of the Company. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove current management.

Provisions in our corporate charter and by-laws may discourage, delay or prevent a merger, acquisition or other changes in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of the management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•allow the authorized number of directors to be changed only by resolution of the Board;
•after a certain date, limit the manner in which stockholders can remove directors from the Board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to the Board;
•after a certain date, require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by written consent;
•limit who may call stockholder meetings;
•authorize the Board to issue preferred stock without stockholder approval, which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Board; and
•after a certain date, require the approval of the holders of at least 66 2/3% of the votes that all the stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees or stockholders, which may discourage such lawsuits against the Company and its directors, officers, employees or stockholders. Alternatively, if a court were to find these provisions in our bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We may, from time to time, be a claimant or defendant to various legal proceedings, disputes and claims arising in the course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
The Company was named as a defendant in an adversary proceeding (the "Adversary Proceeding") commenced on October 25, 2021 in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), by the Trustee of the Chapter 7 bankruptcy of the Hoactzin Partners, L.P. ("Hoactzin"). The complaint in the Adversary Proceeding alleges that in October of 2018, one year prior to the Hoactzin bankruptcy filing in October of 2019, Peter Salas ("Salas"), Chairman of the Board of Tengasco during the period of the purported fraudulent transfers, caused Hoactzin to transfer its working interests in certain wells on its Kansas acreage (the “Kansas Working Interests”) to the Company for an amount the complaint alleges was purportedly less than the reasonable equivalent value of such Kansas Working Interests. The complaint includes avoidance actions and other causes of action in connection with the transfer of the Kansas Working Interests, as well as other causes of action alleged related to certain transactions to which the Company was not a party.
On October 13, 2022, the Company entered into a Compromise Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the Trustee for the bankruptcy estate for Hoactzin to resolve certain claims against the Company in the Adversary Proceeding. Under the terms of the Settlement Agreement, the Company agreed to pay $80 thousand to the Trustee in full settlement and satisfaction of (a) all claims, causes of action, and damages that have been asserted against the Company or could be asserted against the Company in the Adversary Proceeding; and (b) all claims which might arise from or relate to any actions taken by the Company while acting in connection with Debtor.
In November 2022, the Bankruptcy Court approved the Settlement Agreement, and the Company made the settlement payment to the Trustee in accordance with the Settlement Agreement. Subsequently, the Bankruptcy Court entered an Order Granting the Joint Motion to Dismiss resulting in the dismissal of the Adversary Proceeding with prejudice (the "Dismissal Order"), as contemplated by the Settlement Agreement.
Neither the Settlement Agreement nor the Dismissal Order has any effect on the Trustee’s claims against any of the other defendants in the Adversary Proceeding, including without limitation, those claims against Peter Salas, our former Chief Executive Officer.
For additional information regarding contingencies, see Note 14 - Commitments and Contingencies included in notes to the consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Shares of our Common Stock are listed on the NYSE American under the symbol "REPX". There were approximately 121 holders of record of our Common Stock as of March 1, 2023.
Dividends

The Company declared quarterly dividends totaling approximately $25.3 million, $6.2 million, and $10.6 million, respectively, for the year ended December 31, 2022, three months ended December 31, 2021, and year ended September 30, 2021. The cash dividends were declared for all issued and outstanding common shares including unvested restricted stock issued under the Company's 2021 Long-Term Incentive Plan adopted on February 26, 2021.

The Company declared quarterly dividends totaling approximately $7.6 million for the year ended September 30, 2021. The cash dividends were declared for all issued and outstanding common units including unvested units issued under the Company's 2018 Long-Term Incentive Plan.

The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board's determination of any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. The Company's revolving credit facility can limit the dividends the Company is able to pay unless the Company meets certain covenants in accordance with its credit agreement.
Outstanding Equity Awards

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	440,784
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	440,784

Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the year ended December 31, 2022 was as follows:

Quarter Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
Q1	12,640	$26.81	—	—
Q2	8,576	$25.08	—	—
Q3	341	$25.02	—	—
Q4	23,181	$18.98	—	—
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

Item 6. Selected Financial Data
[Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes thereto presented in this Annual Report. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part I. Item 1A. Risk Factors."

Overview
We operate in the upstream segment of the oil and natural gas industry and are focused on steadily growing conventional reserves, production and cash flow through the acquisition, exploration, development and production of oil, natural gas and NGLs primarily in the Permian Basin in West Texas. The Company’s activities are primarily focused on the San Andres Formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. We intend to continue to develop our reserves and increase production through development drilling and exploration activities and through acquisitions that meet our strategic and financial objectives.
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 33% to 11.5 MBoe/d for the year ended December 31, 2022, as compared to the year ended September 30, 2021
•During the year ended December 31, 2022, 15 gross (11.8 net) horizontal wells brought online to production
•Realized average combined price on production sold of $76.05 per Boe, before derivative settlements, during the year ended December 31, 2022, including $92.86 per barrel for oil
•Generated cash flow from operations of $170.3 million for the year ended December 31, 2022
•Incurred total accrual (activity based) capital expenditures before acquisitions of $123.1 million for the year ended December 31, 2022 as compared to $71.3 million for the year ended September 30, 2021

.Table of Contents
•Paid cash dividends on common shares of $25.1 million during the year ended December 31, 2022, and announced latest dividend of $0.34 per share with a record date of January 25, 2023, which was paid on February 8, 2023, for a total of $6.7 million
•Exited the year with $13.3 million in cash and $56.0 million drawn on our revolving credit facility

.Table of Contents
Recent Developments
Fiscal Year Change
On August 16, 2022, the Company's Board acting by written consent resolved to amend and restate the Company's Second Amended and Restated Bylaws to change the Company's fiscal year period from October 1st through September 30th each year to January 1st through December 31st each year commencing with the 2022 calendar year. On August 19, 2022, the holders of approximately 75% of our outstanding Common Stock acting by written consent approved Bylaws Restatement and adopted the Third Amended and Restated Bylaws. In accordance with Rule 14c-2 under the Exchange Act, the aforementioned actions taken by written consent became effective on September 23, 2022. As a result, the Company's 2022 fiscal year was the period from January 1, 2022 to December 31, 2022.
Market Conditions, Commodity Prices and Interest Rates
U.S. and global markets are experiencing heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. However, commodity prices have continued to remain high during 2022 due to OPEC+ and other oil and natural gas producers not rapidly increasing production levels, as well as from the recovery in demand related to the COVID-19 pandemic. The full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022.
In addition, global markets are experiencing significant inflation attributable to a number of factors. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for 2023 to continue to be a function of supply and demand. Specifically, costs for oilfield equipment and services continue to experience impacts from significant inflation, which we expect to continue for the foreseeable future.

In response to inflation concerns, the U.S. Federal Reserve initiated a monetary tightening policy in 2022, increasing interest rates in June, July, September and November 2022 with public estimates of potential further increases in the future. The Company's floating-rate credit facility is impacted by such rate increases.

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

.Table of Contents
Results of Operations
Comparison for the years ended December 31, 2022 and September 30, 2021.
The following table sets forth selected operating data for the years ended December 31, 2022 and September 30, 2021:

	Year Ended
	December 31, 2022	September 30, 2021
Revenues (in thousands):
Oil sales	$298,723	$136,421
Natural gas sales	10,755	7,500
Natural gas liquids sales	9,865	4,715
Oil and natural gas sales, net	$319,343	$148,636

Production Data, net:
Oil (MBbls)	3,217	2,340
Natural gas (MMcf)	3,229	2,602
Natural gas liquids (MBbls)	444	380
Total (MBoe)	4,199	3,154

Daily combined volumes (Boe/d)	11,505	8,640
Daily oil volumes (Bbls/d)	8,814	6,411

Average Realized Prices:
Oil ($ per Bbl)	$92.86	$58.29
Natural gas ($ per Mcf)	3.33	2.88
Natural gas liquids ($ per Bbl)	22.22	12.41
Combined ($ per Boe)	$76.05	$47.12

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$71.75	$51.47
Natural gas ($ per Mcf)	1.06	2.75
Natural gas liquids ($ per Bbl)	22.22	12.41
Combined ($ per Boe)	$58.13	$41.95
_____________________
(1)The Company's calculation of the effects of derivative settlements includes losses on the settlement of its commodity derivative contracts. These losses are included under other income (expense) on the Company’s consolidated statements of operations.

.Table of Contents
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $170.7 million, or 115%, for the year ended December 31, 2022 compared to the year ended September 30, 2021. The Company’s realized average combined price on its production for the year ended December 31, 2022 increased by $28.93 per Boe, or 61% compared to the year ended September 30, 2021.

Oil revenues
•For the year ended December 31, 2022, oil revenues increased by $162.3 million, or 119%, compared to the year ended September 30, 2021. Of the increase, $111.2 million was attributable to an increase in our realized price and $51.1 million was attributable to an increase in volume. Volumes increased by 37%, while realized prices increased by 59% compared to the year ended September 30, 2021.
•Oil volumes increased during the year ended December 31, 2022 due to production from new wells and workovers performed on existing wells. During the year ended December 31, 2022, we brought online 15 gross (11.8 net) horizontal wells.
•The average WTI price increased by $35.50 per Bbl during the year ended December 31, 2022 when compared to the year ended September 30, 2021, respectively.
Natural gas revenues
•For the year ended December 31, 2022, natural gas revenues increased by $3.3 million, compared to the year ended September 30, 2021, to $10.8 million from $7.5 million. Volumes increased by 24%, while realized prices increased by $0.45 per Mcf compared to the year ended September 30, 2021.
•Natural gas sales volumes increased during the year ended December 31, 2022 compared to the year ended September 30, 2021 due to production from new wells and workovers performed on existing wells.
•The average Henry Hub price increased by $3.11 per Mcf during the year ended December 31, 2022 compared to the year ended September 30, 2021.
Natural gas liquids revenues
•For the year ended December 31, 2022, NGL revenues increased by $5.2 million, compared to the year ended September 30, 2021, to $9.9 million from $4.7 million. Volumes increase by 17%, while realized prices increased $9.81 per Bbl compared to the year ended September 30, 2021.
•NGL sales volumes increased during the year ended December 31, 2022 compared to the year ended September 30, 2021 due to production from new wells and workovers performed on existing wells.
Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Year Ended December 31, 2022	Year Ended September 30, 2021
	(In thousands)
Contract services - related parties(1)	$2,400	$2,400
Cost of contract services - related parties(2)	450	477
Gross profit from contract services	$1,950	$1,923
_____________________
(1)The Company’s contract services - related parties revenue is derived from master services agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

.Table of Contents
Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Year Ended December 31, 2022	Year Ended September 30, 2021
Costs and Expenses:	(In thousands)
Lease operating expenses	$32,458	$21,975
Production and ad valorem taxes	$19,273	$8,636
Exploration costs	$2,032	$9,566
Depletion, depreciation, amortization and accretion	$32,113	$26,015
Impairment of oil and natural gas properties	$7,325	$—

Administrative costs	$18,496	$13,966
Equity-based compensation	3,439	6,793
General and administrative expense	$21,935	$20,759

Transaction costs	$2,638	$3,732
Interest expense, net	$1,090	$4,534
Loss on derivatives	$51,574	$89,195
Income tax expense	$32,844	$13,016

Lease Operating Expenses ("LOE")
LOE are the costs incurred in the operation and maintenance of producing properties. Expenses for compression, direct labor, saltwater disposal and materials and supplies comprise the most significant portion of our lease operating expenses. Certain operating cost components, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities or subsurface maintenance result in increased production expenses in periods during which they are performed. Certain operating cost components, such as compression and saltwater disposal associated with completion water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $10.5 million for the year ended December 31, 2022 compared to the year ended September 30, 2021. For the year ended December 31, 2022, $5.4 million of the increase was due to higher workover expense as additional workovers were performed in the 2022 period, and $4.2 million of the increase was due to electricity and chemical rate increases, increase in field payroll, saltwater disposal charges, and new wells coming online.
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
Production and ad valorem taxes increased by $10.6 million for the year ended December 31, 2022 compared to the year ended September 30, 2021. Production taxes increased primarily due to increases in our oil and natural gas sales, net, as discussed above. Ad valorem taxes increased for the year ended December 31, 2022 based on higher estimated property values for the current taxable period.

.Table of Contents
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. The following table presents exploration expense by area for the year ended December 31, 2022 and the year ended September 30, 2021:

	Year Ended December 31, 2022	Year Ended September 30, 2021
	(In thousands, except acreage data)
Exploration expense(1)	$1,953	$9,347
Geological and geophysical costs	79	219
Total exploration expense	$2,032	$9,566

Expired net acres - Texas	857	1,651
Expired net acres - New Mexico	518	16,239
Net acres renewed after expiration(2)	72	505
_____________________
(1)For the year ended December 31, 2022, exploration expense includes $1.8 million and $0.2 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. For the year ended September 30, 2021, exploration expense included $3.5 million and $5.8 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the year ended December 31, 2022 and the year ended September 30, 2021.

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

Depletion, depreciation, amortization and accretion expense increased by $6.1 million for the year ended December 31, 2022, respectively, compared to the year ended September 30, 2021. The increase for the year ended December 31, 2022 was primarily due to higher production, partially offset by a lower depletion rate. The depletion rate is a function of capitalized cost and related underlying reserves. The lower depletion rate was primarily driven by an increase in reserves as a result of the Company's drilling activity and improved commodity prices.

Impairment of Oil and Natural Gas Properties

The cost of proved oil and natural gas properties are assessed on a field-by-field basis for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We compare the expected undiscounted future cash flows of the oil and natural gas properties to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to estimated fair value.

The Company recognized an impairment loss on proved properties of $7.3 million for the year ended December 31, 2022. The impairment loss relates to the New Mexico field and was driven by the Company focusing its drilling efforts on its acreage in Yoakum County. No impairment loss was recognized for the year ended September 30, 2021.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, equity-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.

.Table of Contents
Total G&A expense increased by $1.2 million for the year ended December 31, 2022 compared to the year ended September 30, 2021. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $4.5 million for the year ended December 31, 2022 compared to the year ended September 30, 2021. The increase in administrative costs was primarily attributable to increased employee count, professional services, insurance, technology, investor relations, and costs related to transitioning fiscal year-ends. Equity-based compensation expense decreased by $3.3 million for the year ended December 31, 2022 compared to the year ended September 30, 2021. The higher equity-based compensation during the year ended September 30, 2021 relates to restricted shares awarded to certain employees following completion of the Merger that immediately vested.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. The transaction costs of $2.6 million for the year ended December 31, 2022 primarily relate to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions. During the year ended September 30, 2021, the transaction costs of $3.7 million primarily relate to costs incurred on the Merger with Tengasco in February 2021.
Interest Expense
Interest expense decreased by $3.4 million during the year ended December 31, 2022 when compared to the year ended September 30, 2021. The Company had a lower outstanding average balance on the revolving credit facility as well as an increase in the capitalized interest related to the Company's EOR project, partially offset by an increase in interest rates, during the year ended December 31, 2022 when compared to the year ended September 30, 2021. Additionally, interest expense decreased due to the Company settling the remaining open position on its interest rate swap resulting in a settlement of $1.5 million during 2022.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's loss on derivatives for the year ended December 31, 2022 and the year ended September 30, 2021:

	Year Ended December 31, 2022	Year Ended September 30, 2021
	(In thousands)
Settlements on derivative contracts	$(75,257)	$(16,304)
Non-cash gain (loss) on derivatives	23,683	(72,891)
Loss on derivatives	$(51,574)	$(89,195)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains, while future commodity price increases between measurement periods result in mark-to-market losses.
The loss on derivatives for the year ended December 31, 2022 was $51.6 million, which decreased by $37.6 million compared to the year ended September 30, 2021. The change in the non-cash gain (loss) on derivatives was impacted by the decrease in total contract volumes for our open derivative contracts and the change in the estimated forward-looking oil and natural gas prices used at the end of the period to calculate the fair value of the open derivative contracts for the year ended December 31, 2022 compared to the year ended September 30, 2021. The increase in the loss on settlements on derivatives was due to the increase in oil and natural gas prices for the year ended December 31, 2022 compared to the year ended September 30, 2021. For example, the average WTI price was $94.90 per Bbl for the year ended December 31, 2022 compared to $59.40 per Bbl for the year ended September 30, 2021.
Income Tax Expense
The Company became a taxable entity as a result of its Merger with Tengasco on February 26, 2021. See further discussion in Note 4 - Acquisitions and Divestitures to the Company's consolidated financial statements included herein. While REP LLC was organized as a limited liability company, taxable income passed through to its unitholders. Accordingly, a provision for

.Table of Contents
federal and state corporate income taxes has been made for the operations of the Company beginning February 27, 2021 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon consummation of the Merger in February 2021, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. The majority of this deferred tax liability was established by a change in tax status which primarily was attributable to the oil and natural gas properties. See Note 11 - Income Taxes to the Company's consolidated financial statements included herein for further discussion of income taxes.

	Year Ended December 31, 2022	Year Ended September 30, 2021
	(In thousands)
Current income tax expense	$4,472	$54
Deferred income tax expense (benefit)	28,372	12,962
Total income tax expense (benefit)	$32,844	$13,016

Effective income tax rate	21.7%	(38.4)%

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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of December 31, 2022, we had a working capital deficit of $25.3 million compared to a deficit of $32.8 million as of December 31, 2021. The working capital deficit at December 31, 2022 reflects $16.5 million in current derivative liabilities compared to $31.0 million in current derivative liabilities at December 31, 2021. As of December 31, 2022, we had an increase of $14.1 million in accrued capital expenditures and ad valorem tax. We utilize our revolving credit facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of December 31, 2022 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.

.Table of Contents
Cash Flows
The following table summarizes the Company’s cash flows from continuing operations:

	Year Ended December 31, 2022	Year Ended September 30, 2021
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$170,288	$86,073
Net cash used in investing activities	$(128,256)	$(59,628)
Net cash used in financing activities	$(37,048)	$(14,937)
Operating Activities
The Company’s net cash provided by operating activities increased by $84.2 million or 98% to $170.3 million for the year ended December 31, 2022 from $86.1 million for the year ended September 30, 2021. The increase was primarily driven by an increase in revenues of $170.7 million, partially offset by an increase of $59.0 million on settlements for commodity derivative contracts and an increase in operating expenses of $24.4 million, which excludes non-cash expenses such as equity-based compensation, expiration of unproved leasehold costs, impairment of oil and natural gas properties and depreciation, depletion, accretion and amortization expense.
Investing Activities
The Company's cash flows used in investing activities increased by $68.6 million or 115% to $128.3 million for the year ended December 31, 2022 from $59.6 million for the year ended September 30, 2021. The increase was primarily due to higher capital spending of $53.3 million related to the Company's increased drilling and completion activity and activity on its EOR Project during the year ended December 31, 2022 compared to the year ended September 30, 2021, in addition to $15.3 million for the purchase of land during the year ended December 31, 2022.
Financing Activities
Net cash flow used in financing activities increased by $22.1 million or 148% to $37.0 million for the year ended December 31, 2022 from $14.9 million for the year ended September 30, 2021. During the year ended September 30, 2021, the Company issued $46.7 million of equity, net of offering costs. These proceeds were primarily used to paydown amounts outstanding on the revolving credit facility. There was no equity issued in 2022. During the year ended December 31, 2022, the Company had a net paydown on its revolving credit facility of $9.0 million, which compares to a net paydown of $41.0 million for the same period in 2021. In addition, the Company distributed an additional $6.8 million of dividends on common stock during the year ended December 31, 2022 compared to the same period in 2021.
Revolving Credit Facility
The Company's borrowing base was $225 million with outstanding borrowings of $56 million on December 31, 2022, representing available borrowing capacity of $169 million. See further discussion in Note 9 - Revolving Credit Facility to the Company's consolidated financial statements included herein.
On April 29, 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base from $175 million to $200 million, extend the maturing date to April 2026, replace LIBOR with the SOFR and change the requirements for hedging to be based on utilization of the borrowing base and the Company's leverage ratio. On October 25, 2022, the Company subsequently amended its Credit Agreement to, among other things, increase the borrowing base from $200 million to $225 million and change the semi-annual redeterminations to April 1 and October 1 to align with the Company's new fiscal year end of December 31st.
Distributions
For the year ended December 31, 2022, the Company authorized and declared a quarterly dividend totaling approximately $25.3 million, with $24.7 million paid in cash and $0.6 million payable to restricted shareholders upon vesting.

.Table of Contents
Contractual Obligations
The Company has commitments with its primary midstream counterparty and has entered into purchase commitments throughout the year ended December 31, 2022. See Note 14 - Commitments and Contingencies in our notes to the consolidated financial statements.

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

Method of Accounting for Oil and Natural Gas Properties

We utilize the successful efforts method of accounting for our oil and natural gas exploration and development activities which requires management's assessment of the proper designation of wells and associated costs as developmental or exploratory. This classification assessment is dependent on the determination and existence of proved reserves, which is a critical estimate discussed in the section below. The classification of developmental and exploratory costs has a direct impact on the amount of costs we initially recognize as exploration expense or capitalize, then subject to DD&A calculations and impairment assessments and valuations.

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

Similar to the evaluation of suspended exploratory well costs, costs for unproved leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, unproved leasehold costs are assessed for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2022, the Company had approximately $12.8 million of unproved leasehold. Of the remaining unproved leasehold costs at December 31, 2022, approximately $0.6 million is scheduled to expire in 2023. The Company will renew or extend the lease if the leasehold expiring in 2023 relates to areas in which the Company is actively drilling. If our drilling is not successful, this leasehold could become partially or entirely impaired.

Once a well is drilled, capitalized well costs for drilling and completion activities must be evaluated at least yearly or whenever facts and circumstances indicate a decline in the recoverability of their carrying value may have occurred. At the end of each year, the undiscounted future cash flows are compared to the carrying value on a field basis to evaluate if the carrying value is recoverable. If the carrying value is not recoverable, the Company will compare the carrying value of the asset to its fair value and recognize any impairment loss in the period. Significant inputs and judgements are used in determining the fair value of the assets. The Company utilizes a discounted cash flow model in order to estimate fair value by modeling the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with the expected cash flow projected. During the year ended December 31, 2022, the Company recognized a proved property impairment of $7.3 million related to the oil and natural gas properties in New Mexico.

.Table of Contents

Oil and Natural Gas Reserves

Our estimates of proved and proved developed reserves are a major component of our depletion calculation. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, natural gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. A third-party consulting firm prepares our reserve report which the estimates are based off of technical and economic data including, but not limited to, well test data, production data, historical price and cost information, and property ownership interests.

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
Not applicable.
Item 8. Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow

.Table of Contents
timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.Table of Contents
Report of the Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma

Opinion on Internal Control over Financial Reporting

We have audited Riley Exploration Permian, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’/shareholders’ equity, and cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021, and the related notes and our report dated March 8, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
Houston, Texas
March 8, 2023

.Table of Contents
Item 9B. Other Information

None.

.Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 11. Executive Compensation

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

.Table of Contents
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

3.2	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
10.1	Credit Agreement dated as of September 28, 2017, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.2	First Amendment to Credit Agreement dated as of February 27, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.3	Second Amendment to Credit Agreement dated as of November 9, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.4	Third Amendment to Credit Agreement dated as of April 3, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.5	Fourth Amendment to Credit Agreement dated as of October 15, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.6	Fifth Amendment to Credit Agreement dated as of May 7, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).

.Table of Contents

10.7	Sixth Amendment to Credit Agreement dated as of August 31, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.8	Seventh Amendment and Consent to Credit Agreement dated as of October 21, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
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

10.11	Tenth Amendment to the Credit Agreement dated as of October 12, 2021, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2021).
10.12	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.13	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on January 21, 2021, Registration No. 333-250019).
10.14†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2021).
10.15†	Form of Common Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.16†	Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 1, 2021, Registration No. 333- 253750).
10.17†	Form of Substitute Restricted Stock Agreement (Time Vesting) (incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.18†	Form of Restricted Stock Agreement (Non-Employee Director) (incorporated by reference from Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 1, 2021, Registration No. 333-253750).
10.19†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Corey Riley (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.20†	Employment Agreement dated effective as of March 15, 2021 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.21†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Bobby D. Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).

.Table of Contents

10.22†	Amendment No. 1 to Employment Agreement dated October 1, 2020 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.23†	Amendment No. 2 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Bobby D. Riley (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.24†	Employment Agreement dated April 1, 2019 by and between Riley Exploration – Permian, LLC and Kevin Riley and assigned by Riley Exploration – Permian, LLC to Riley Permian Operating Company, LLC on June 8, 2019 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019)
10.25†	Amendment No. 1 to Employment Agreement dated March 15, 2021 by and between Riley Permian Operating Company, LLC and Kevin Riley (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2021).
10.26	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.27†	Employment Agreement dated effective as of January 25, 2022 by and between Riley Exploration Permian, Inc. and Amber Bonney (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022).
10.28	Eleventh Amendment to the Credit Agreement dated as of April 29, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2022).
10.29	Twelfth Amendment to the Credit Agreement dated as of October 25, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2022).
10.30	Thirteenth Amendment to the Credit Agreement dated as of February 22, 2023, by and among Riley
Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the
Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on
February 27, 2023).
10.31	Purchase and Sale Agreement dated February 22, 2023 by and between Pecos Oil & Gas, LLC, as
Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference from Exhibit
2.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange
Commission on February 27, 2023).
10.32	Commitment Letter dated February 22, 2023 by and between Riley Exploration Permian, Inc. and EOC Partners Advisors L.P. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document

.Table of Contents

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

.Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: March 8, 2023	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
/s/ Bobby D. Riley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Bobby D. Riley

/s/ Philip Riley	Chief Financial Officer (Principal Financial Officer)	March 8, 2023
Philip Riley

/s/ Amber Bonney	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2023
Amber Bonney

/s/ Brent Arriaga	Director	March 8, 2023
Brent Arriaga

/s/ Bryan H. Lawrence	Director	March 8, 2023
Bryan H. Lawrence

/s/ E. Wayne Nordberg	Director	March 8, 2023
E. Wayne Nordberg

/s/ Beth A. di Santo	Director	March 8, 2023
Beth A di Santo

/s/ Rebecca Bayless	Director	March 8, 2023
Rebecca Bayless

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Houston, Texas, PCAOB ID #243)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2022, Three Months Ended December 31, 2021 and Year Ended September 30, 2021	F-5
Consolidated Statements of Changes in Members'/Shareholders' Equity for the Year Ended December 31, 2022, Three Months Ended December 31, 2021 and Year Ended September 30, 2021	F-7
Consolidated Statements of Cash Flows for the Year Ended December 2022, Three Months Ended December 31, 2021 and Year Ended September 30, 2021	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Riley Exploration Permian, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’/shareholders’ equity, and cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Estimation of Oil and Natural Gas Reserves and Effect on Depreciation, Depletion and Amortization (“DD&A”) Expense and Impairment Expense Related to Proved Oil and Natural Gas Properties
The Company’s oil and natural gas properties, net balance as of December 31, 2022 was $440.1 million, which includes proved oil and natural gas properties of $516.0 million and accumulated DD&A and impairment of $133.8 million. DD&A expense and impairment expense was $31.5 million and $7.3 million, respectively, for the year ended December 31, 2022. As described in Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements, the Company accounts for its oil and natural gas activities using the successful efforts method of accounting which involves management’s use of internal and independent petroleum engineers to make estimates of proved oil and natural gas reserves necessary to record DD&A expense and impairment expense. To estimate the proved oil and natural gas reserves, management and their internal and independent petroleum engineers make significant estimates and assumptions including forecasting of future production volumes of proved oil and natural gas properties.
We have identified the estimation of future production volumes used to estimate proved oil and natural gas reserves and the associated effect on DD&A expense and impairment expense related to proved oil and natural gas properties as a critical audit matter. Estimating future production volumes involves a high degree of subjectivity from management and their internal and independent petroleum engineers. Changes in this estimate and assumptions could have a significant effect on the measurement of DD&A expense and impairment expense. Auditing this estimate and assumptions required subjective and complex auditor judgement.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls relating to management’s estimation of proved oil and natural gas reserves.
•Evaluating the professional qualifications of the internal and independent petroleum engineers, including their relationship to the Company, and evaluating the process and judgments used in estimating the Company’s proved oil and natural gas reserves.
•Comparing estimates of future production volumes and production decline analyses against historical results of production volumes and production decline analyses on a summary basis for all wells, on a detailed basis for certain wells and on a field level for the field that was impaired during the year.
•Performing a retrospective review over management estimates of future production volumes made in prior periods as compared to actual results.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Houston, Texas
March 8, 2023

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$13,301	$8,317
Accounts receivable	25,551	18,002
Prepaid expenses and other current assets	3,236	4,122
Inventory	8,886	780
Current derivative assets	20	83
Total current assets	50,994	31,304
Oil and natural gas properties, net (successful efforts)	440,102	359,131
Other property and equipment, net	20,023	3,174
Non-current derivative assets	—	267
Other non-current assets, net	4,175	2,293
Total Assets	$515,294	$396,169
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$3,939	$7,737
Accounts payable - related parties	324	164
Accrued liabilities	35,582	12,874
Revenue payable	17,750	11,370
Current derivative liabilities	16,472	30,984
Other current liabilities	2,238	947
Total Current Liabilities	76,305	64,076
Non-current derivative liabilities	12	9,515
Asset retirement obligations	2,724	2,261
Revolving credit facility	56,000	65,000
Deferred tax liabilities	45,756	17,384
Other non-current liabilities	1,051	95
Total Liabilities	181,848	158,331
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,160,980 and 19,836,885 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20	20
Additional paid-in capital	274,643	271,737
Retained earnings (Accumulated deficit)	58,783	(33,919)
Total Shareholders' Equity	333,446	237,838
Total Liabilities and Shareholders' Equity	$515,294	$396,169
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands, except per share/unit amounts)
Revenues:
Oil and natural gas sales, net	$319,343	$56,650	$148,636
Contract services - related parties	2,400	600	2,400
Total Revenues	321,743	57,250	151,036
Costs and Expenses:
Lease operating expenses	32,458	7,419	21,975
Production and ad valorem taxes	19,273	3,005	8,636
Exploration costs	2,032	611	9,566
Depletion, depreciation, amortization and accretion	32,113	6,867	26,015
Impairment of oil and natural gas properties	7,325	—	—
General and administrative:
Administrative costs	18,496	3,633	13,966
Unit-based compensation expense	—	—	689
Share-based compensation expense	3,439	951	6,104
Cost of contract services - related parties	450	150	477
Transaction costs	2,638	1,258	3,732
Total Costs and Expenses	118,224	23,894	91,160
Income From Operations	203,519	33,356	59,876
Other Expense:
Interest expense, net	(1,090)	(896)	(4,534)
Loss on derivatives	(51,574)	(5,193)	(89,195)
Total Other Expense	(52,664)	(6,089)	(93,729)
Net Income (Loss) From Continuing Operations Before Income Taxes	150,855	27,267	(33,853)
Income tax expense	(32,844)	(5,869)	(13,016)
Net Income (Loss) From Continuing Operations	118,011	21,398	(46,869)
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands, except per share/unit amounts)
Discontinued Operations:
Loss from discontinued operations	—	—	(18,738)
Income tax expense on discontinued operations	—	—	(59)
Loss on Discontinued Operations	—	—	(18,797)
Net Income (Loss)	118,011	21,398	(65,666)
Dividends on preferred units	—	—	(1,491)
Net Income (Loss) Attributable to Common Shareholders/Unitholders	$118,011	$21,398	$(67,157)
Net Income (Loss) per Share/Unit from Continuing Operations:
Basic	$6.04	$1.10	$(3.02)
Diluted	$5.99	$1.09	$(3.02)
Net Loss per Share/Unit from Discontinued Operations:
Basic	$—	$—	$(1.17)
Diluted	$—	$—	$(1.17)
Net Income (Loss) per Share/Unit:
Basic	$6.04	$1.10	$(4.19)
Diluted	$5.99	$1.09	$(4.19)
Weighted Average Common Shares/Units Outstanding:
Basic	19,553	19,470	16,021
Diluted	19,686	19,569	16,021

The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/SHAREHOLDERS' EQUITY
(In Thousands)
	Members' Equity		Shareholders' Equity
			Common Stock
	Units Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance, September 30, 2020	1,555	$166,617	—	$—	$—	$—	$—
Issuance of common units under long-term incentive plan	13	—	—	—	—	—	—
Purchase of common units under long-term incentive plan	(3)	(191)	—	—	—	—	—
Dividends on preferred units	—	(1,491)	—	—	—	—	—
Dividends on common units	—	(7,571)	—	—	—	—	—
Unit-based compensation expense	—	689	—	—	—	—	—
Net loss from October 1, 2020 through February 26, 2021	—	(27,058)	—	—	—	—	—
Preferred units converted to common units	512	61,196	—	—	—	—	—
Restricted common shares issued in exchange for common units issued under long-term incentive plan	(24)	—	198	—	—	—	—
Common shares issued in exchange for common units (effected for 1-for-12 reverse stock split)	(2,053)	(192,191)	16,733	17	192,174	—	192,191
Common shares issued for business combination	—	—	891	1	26,391	—	26,392
Restricted common shares issued	—	—	3	—	—	—	—
Share-based compensation expense	—	—	—	—	1,939	—	1,939
Dividends declared	—	—	—	—	—	(10,559)	(10,559)
Net loss from February 27, 2021 through September 30, 2021	—	—	—	—	—	(38,608)	(38,608)
Issuance of common shares under long-term incentive plan	—	—	197	—	4,165	—	4,165
Common stock sold to public, net of issuance costs	—	—	1,667	2	46,682	—	46,684
Repurchased shares for tax withholding	—	—	(17)	—	(514)	—	(514)
Balance, September 30, 2021	—	$—	19,672	$20	$270,837	$(49,167)	$221,690
Share-based compensation expense	—	—	—	—	919	—	919
Repurchased shares for tax withholding	—	—	(10)	—	(19)	—	(19)
Issuance of common shares under long-term incentive plan	—	—	175	—	—	—	—
Dividends declared	—	—	—	—	—	(6,150)	(6,150)
Net income	—	—	—	—	—	21,398	21,398
Balance, December 31, 2021	—	$—	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—		—	3,946	—	3,946
Repurchased shares for tax withholding	—	—	(45)	—	(1,040)	—	(1,040)
Issuance of common shares under long-term incentive plan	—	—	369	—	—	—	—
Dividends declared	—	—	—	—	—	(25,309)	(25,309)
Net income	—	—	—	—	—	118,011	118,011
Balance, December 31, 2022	—	$—	20,161	$20	$274,643	$58,783	$333,446
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$118,011	$21,398	$(65,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	—	18,797
Oil and gas lease expirations	1,953	588	9,347
Depletion, depreciation, amortization and accretion	32,113	6,867	26,015
Impairment of proved properties	7,325	—	—
Loss on derivatives	51,574	5,193	89,195
Settlements on derivative contracts	(75,257)	(16,014)	(16,304)
Amortization of deferred financing costs	731	282	653
Unit-based compensation expense	—	—	689
Share-based compensation expense	3,946	951	6,104
Deferred income tax expense	28,372	5,756	12,962
Changes in operating assets and liabilities
Accounts receivable	(7,549)	(529)	(7,345)
Accounts receivable – related parties	—	456	(401)
Prepaid expenses and other current assets	(997)	(3,172)	201
Accounts payable and accrued liabilities	2,860	(2,625)	7,445
Accounts payable - related parties	160	164	—
Revenue payable	6,380	2,362	4,576
Other current liabilities	666	50	(195)
Net Cash Provided by Operating Activities - Continuing Operations	170,288	21,727	86,073
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(111,662)	(29,011)	(58,329)
Acquisitions of oil and natural gas properties	—	—	(445)
Acquisitions of land	(15,342)	—	—
Additions to other property and equipment	(1,252)	(117)	(1,714)
Tengasco acquired cash	—	—	860
Net Cash Used in Investing Activities - Continuing Operations	(128,256)	(29,128)	(59,628)
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Cash Flows from Financing Activities:
Deferred financing costs	(1,942)	(274)	(139)
Proceeds from revolving credit facility	22,000	5,000	5,500
Repayments under revolving credit facility	(31,000)	—	(46,500)
Payment of common share/unit dividends	(25,066)	(6,056)	(18,286)
Proceeds from issuance of common stock	—	—	50,000
Public offering costs	—	—	(3,316)
Payment of preferred unit dividends	—	—	(1,491)
Common stock repurchased for tax withholding	(1,040)	(19)	(514)
Purchase of common units under long-term incentive plan	—	—	(191)
Net Cash Used in Financing Activities - Continuing Operations	(37,048)	(1,349)	(14,937)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	4,984	(8,750)	11,508
Cash Flows from Discontinued Operations:
Operating activities	—	—	7
Investing activities	—	—	3,892
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	—	3,899
Net Increase (Decrease) in Cash and Cash Equivalents	4,984	(8,750)	15,407
Cash and Cash Equivalents, Beginning of Period	8,317	17,067	1,660
Cash and Cash Equivalents, End of Period	$13,301	$8,317	$17,067

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$1,749	$495	$3,234
Income taxes	$3,611	$—	$191
Non-cash Investing and Financing Activities - Continuing Operations:
Changes in capital expenditures in accounts payable and accrued liabilities	$15,229	$(8,443)	$11,204
Right of use assets obtained in exchange for operating lease liability	$1,655	$—	$—
Preferred unit dividends paid in kind	$—	$—	$904
Common stock issued in exchange for common units	$—	$—	$192,191
Assets acquired and liabilities assumed in business combination	$—	$—	$3,695
Common stock issued for business combination	$—	$—	$26,392
Preferred units converted to common units	$—	$—	$61,196
Non-cash Investing Activities - Discontinued Operations:
Goodwill incurred in business combination	$—	$—	$19,013
Assets acquired and liabilities assumed in business combination	$—	$—	$2,824
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)Nature of Business
Organization
Riley Exploration Permian, Inc., ("Riley Permian", "REPX", "the Company", "Registrant", "we", "our", or "us"), is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and natural gas liquids ("NGL") in Texas and New Mexico. Our activities primarily include the horizontal development of the San Andres formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas.
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
Current Commodity Environment
U.S. and global markets experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. However, commodity prices continued to remain high during 2022 due to OPEC+ and other oil and natural gas producers not rapidly increasing production levels, as well as from the recovery in demand related to the COVID-19 pandemic. The full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022.

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
The accompanying consolidated financial statements include the accounts of Riley Permian and its wholly owned subsidiaries REP LLC, Riley Permian Operating Company, LLC ("RPOC"), Tengasco Pipeline Corporation, Tennessee Land & Mineral Corporation, and Manufactured Methane Corporation, and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated upon consolidation. The Merger was accounted for as a reverse merger and, as such, the historical operations of REP LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results of REP LLC prior to the Merger; (ii) the consolidated results of the Company following the Merger; (iii) the assets and liabilities of REP LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, members'/shareholders' equity, results of operations or cash flows.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, accrued capital expenditures and operating expenses, asset retirement obligations ("ARO"), the fair value determination of acquired assets and assumed liabilities, certain tax accruals and the fair value of derivatives.
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
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivables included in the Company’s consolidated balance sheets and are recorded in Administrative costs in the consolidated statements of operations if failure to collect an estimable portion is determined to be probable. The Company had no allowance for credit losses at December 31, 2022 and December 31, 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounts receivable is summarized below:

	December 31, 2022	December 31, 2021
	(In thousands)
Oil, natural gas and NGL sales	$24,136	$17,562
Joint interest accounts receivable	793	409
Other accounts receivable	622	31
Total accounts receivable	$25,551	$18,002

Inventory
The Company's inventory represents tangible assets such as drilling pipe, tubing, casing and operating supplies used in the Company's future drilling or repair operations. The Company accounts for its inventory using the first-in, first-out method and valued at the lower of cost or net realizable value.
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
Impairment of Oil and Natural Gas Properties
The cost of proved oil and natural gas properties are assessed on a field-by-field basis for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The expected undiscounted future cash flows of the oil and natural gas properties are compared to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties is adjusted to estimated fair value. Assumptions associated with discounted cash flow models or valuations used in the impairment evaluation include estimates of

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
future oil, natural gas and NGL prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. Unproved oil and natural gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. See further discussion in Note 7 - Fair Value Measurements.
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
Other Property and Equipment, Net
Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Capitalized costs related to leasehold improvements are depreciated over the life of the lease. As of December 31, 2022 and 2021, the Company had capitalized property and equipment costs of $5.3 million and $3.6 million, respectively, with $2.0 million and $1.7 million, respectively, of accumulated depreciation on the consolidated balance sheet. Components of other property and equipment consists of computer equipment, office furniture, tools and equipment, buildings and improvements, and vehicles.
Land purchases are accounted for at cost and are not depreciated. As of December 31, 2022 and 2021, the Company had capitalized land costs of $16.7 million and $1.3 million, respectively, on the consolidated balance sheet.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred financing costs, net	$2,556	$1,345
Prepayments to outside operators	186	690
Right of use assets	1,370	208
Other deposits	63	50
Total other non-current assets, net	$4,175	$2,293
The Company incurred $1.9 million in financing costs related to the amendments of its revolving credit facility in April and October 2022. The Company extended certain existing leases and entered into a new lease during the year ended December 31, 2022, which resulted in additions to the right of use assets.

Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Accrued capital expenditures	$16,744	$5,618
Accrued lease operating expenses	4,607	2,534
Accrued general and administrative costs	2,286	3,404
Accrued inventory	6,235	—
Accrued ad valorem tax	3,789	705
Other accrued expenditures	1,921	613
Total accrued liabilities	$35,582	$12,874
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Components of the changes in ARO consisted of the following and is shown below:

	December 31, 2022	December 31, 2021
	(In thousands)
ARO, beginning balance	$2,453	$2,434
Liabilities incurred	358	56
Revision of estimated obligations	326	—
Liability settlements and disposals	(178)	(58)
Accretion	79	21
ARO, ending balance	3,038	2,453
Less: current ARO(1)	(314)	(192)
ARO, long-term	$2,724	$2,261
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Prior-Period Performance Obligations
Revenue is recorded in the month in which production is delivered to the purchaser. However, certain settlement statements for oil, natural gas and NGLs may not be received for thirty to ninety days after the date production is delivered and, as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences identified between the Company’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2022, the three months ended December 31, 2021, and year ended September 30, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of Revenue
The following table presents oil and natural gas sales disaggregated by product:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Oil and natural gas sales:
Oil	$298,723	$50,623	$136,421
Natural gas	10,755	2,705	7,500
Natural gas liquids	9,865	3,322	4,715
Total oil and natural gas sales, net	$319,343	$56,650	$148,636
Contract Services with Related Parties
The Company has contracts with related parties to provide certain contract operating, accounting and back-office support services. Revenue related to these contract services is recognized over time as the services are rendered, and the fee is stated within the contract at a fixed monthly rate. Costs directly attributable to performing these services are also recognized as the services are rendered. Refer to Note 8 - Transactions with Related Parties for a more detailed discussion regarding these contracts.
Revenue Payable
For certain oil and natural gas properties, where the Company serves as operator, the Company receives production proceeds from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds that the Company has not yet distributed to other revenue and royalty owners are reflected as revenue payable in the consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Lease Operating Expenses
Lease operating costs, including payroll for field personnel, saltwater disposal, electricity, generator rentals, diesel fuel and other operating expenses, are expensed as incurred and included in lease operating expenses in our consolidated statements of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, which requires the establishment of deferred tax accounts for all temporary differences between: (i) financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates, and (ii) operating loss and tax credit carryforwards. In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.
Realization of deferred tax assets is contingent on the generation of future taxable income. As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recognized.
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. Interest and penalties, if any, related to uncertain tax positions are included in current income tax expense. There are no unrecorded liabilities for uncertain tax positions related to the Company as of December 31, 2022 and December 31, 2021. See further discussion in Note 11- Income Taxes.
Interest Expense
We have financed a portion of our working capital requirements, capital expenditures and certain acquisitions with borrowings under our revolving credit facility. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest expense in the consolidated statements of operations reflects interest less amounts allocated to capital expenditures, unused commitment fees paid to our lender, interest rate swap settlements plus the amortization of deferred financing costs (including origination and amendment fees). Interest expense was $1.1 million, $0.9 million, and $4.5 million for the year ended December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
Capitalized interest represents interest expense related to wells in process during the period in which the Company is incurring costs and expending resources to get the properties ready for their intended purpose. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as the underlying asset.
Concentrations of Credit Risk
Our customer concentration may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry.
We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the year ended December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021, one purchaser accounted for 89%, 87%, and 87%, respectively, of our revenue purchased, with two end customers each accounting for more than 10% of the purchased revenue. During such periods, no other purchaser accounted for 10% or more of our revenues. The loss of this purchaser could materially and adversely affect our revenues in the short-term. However, the end customers include companies with lower credit risk. Further, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil, natural gas and NGLs are marketable products with well-established markets.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). These approaches are considered Level 3 in the fair value hierarchy.
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable/payable and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the revolving credit facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates and is considered Level 3 in the fair value hierarchy. Assets and liabilities accounted for at fair value on a non-recurring basis in accordance with the fair value hierarchy include the initial recognition of asset retirement obligations, the fair value of oil and natural gas properties, and goodwill when acquired in a business combination or assessed for impairment and are considered Level 3 in the fair value hierarchy.
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
For the year ended December 31, 2022, the three months ended December 31, 2021, and year ended September 30, 2021, we have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are recognized in earnings. Cash settlements of contracts are included in cash flows from operating activities in the consolidated statement of cash flows. Derivative contracts are settled on a monthly basis.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
are secured by the same collateral as outlined in our revolving credit facility. The counterparties are not required to provide credit support to the Company. See further discussion in Note 6 – Derivative Instruments.
Leases
The Company's current leases include office space and information technology equipment, comprised primarily of printers and copiers. The Company reviews all contracts to determine if a lease exists at contract inception. A lease exists when the Company has the right to obtain substantially all of the economic benefit of a specific asset and to control the use of that asset over the term of the agreement. Identified leases are classified as an operating or finance lease, which determines the recognition, measurement and presentation of expenses. As of December 31, 2022, the Company did not have any finance leases. Operating leases are capitalized on the consolidated balance sheet at commencement through a lease right-of-use ("ROU") asset and lease liability representing the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Options to extend or terminate leases are included in the lease term when it is reasonably certain the Company will exercise the option. For operating leases, lease costs are recognized on a straight-line basis over the term of the lease.
The present value of operating lease payments and amortization of the lease liability is calculated using a discount rate. When available, the Company uses the rate implicit in the lease as the discount rate; however, most of the Company’s leases do not provide a readily determinable implicit rate. In such cases, the Company is required to use its incremental borrowing rate ("IBR"). The Company’s IBR reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date. The weighted-average discount rate was 3.18% and 5.17%, respectively, at December 31, 2022 and 2021. The weighted average remaining lease term was 2.4 years and 0.5 years, respectively, at December 31, 2022 and 2021. Lease expense was $0.5 million, $0.1 million, and $0.4 million, respectively, for the year ended December 31, 2022, the three months ended December 31, 2021, and year ended September 30, 2021.

	December 31, 2022	December 31, 2021
	(In thousands)
ROU asset	$1,370	$208
Current lease liability	$539	$212
Long-term lease liability	$838	$—
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance and is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU effective October 1, 2021. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., London Interbank Offered Rate ("LIBOR")) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted for as a continuation of the existing contract. The Company adopted this ASU effective concurrent with the amendment of the Company's revolving credit facility in April 2022. See Note 9 - Revolving Credit Facility for additional information on the amendment of the revolving credit facility. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company incurred approximately $5.0 million of related costs for the Merger, of which $3.6 million was expensed for the year ended September 30, 2021 as transaction costs on the consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company completed the determination of the fair value attributable to the assets acquired and liabilities assumed as of September 30, 2021. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 26, 2021 (in thousands):

Assets
Cash and cash equivalents	$860
Accounts receivable	325
Prepaid and other current assets	759
Total current assets	1,944
Oil and gas properties	4,525
Other property and equipment	91
Right of use assets	42
Other non-current assets	4
Deferred tax assets	2,987
Total assets acquired	$9,593
Liabilities
Accounts payable	$130
Accrued liabilities	409
Current lease liabilities, operating	42
Current lease liabilities, financing	68
Total current liabilities	649
Asset retirement obligations	1,565
Total liabilities assumed	2,214
Net identifiable assets acquired	7,379
Goodwill	19,013
Net assets acquired	$26,392
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Transaction Costs
Transaction costs consist of those costs associated with investment banking, accounting, legal and other diligence costs related to unsuccessful acquisitions or successful acquisitions accounted for as business combinations. The Company recognized transaction costs for the periods presented below:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Business combination acquisition costs	$2,638	$1,258	$3,572
Other	—	—	160
Total transaction costs	$2,638	$1,258	$3,732
The transaction costs of $2.6 million and $1.3 million for the year ended December 31, 2022 and three months ended December 31, 2021, respectively, primarily related to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate. During the year ended September 30, 2021, the transaction costs of $3.6 million primarily relate to costs incurred on the Merger with Tengasco in February 2021.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	December 31, 2022	December 31, 2021
	(In thousands)
Proved	$516,011	$421,779
Unproved	12,770	18,839
Work-in-progress	45,169	13,534
	573,950	454,152
Accumulated depletion, amortization and impairment	(133,848)	(95,021)
Total oil and natural gas properties, net	$440,102	$359,131
At December 31, 2022 and 2021, the Company had one exploratory well drilled but uncompleted that was included in work-in-progress with associated well costs of $3.8 million and $3.7 million, respectively. At December 31, 2022, the Company had one exploratory well with costs of $3.8 million that has been capitalized for greater than two years. The Company is in the process of evaluating completion methods for this exploratory well.
Depletion and amortization expense for proved oil and natural gas properties was $31.5 million for the year ended December 31, 2022, $6.7 million for the three months ended December 31, 2021, and $25.2 million for the year ended September 30, 2021.
Exploration expense was $2.0 million for the year ended December 31, 2022, $0.6 million for the three months ended December 31, 2021, and $9.6 million for the year ended September 30, 2021. Exploration expense was primarily attributable to the expiration of oil and natural gas leases for the year ended December 31, 2022, the three months ended December 31, 2021 and year ended September 30, 2021.
Impairment of Proved Properties

Certain proved oil and natural gas properties were impaired during year ended December 31, 2022. Our impairment test involved a Step 1 assessment to determine if the net book value of our proved oil and natural gas properties is expected to be recovered from the estimated undiscounted future net cash flows. We calculated the expected undiscounted future net cash flows of our long-lived assets using management’s assumptions and expectations. See further discussion in Note 7 - Fair Value Measurements.

Certain oil and natural gas properties in our New Mexico operating area failed the Step 1 assessment. For these assets, we used a discounted cash flow analysis to estimate fair value. The expected future net cash flows were discounted using a rate of 10.25%, which we believe represents the estimated weighted average cost of capital of a market participant. Based on Step 2 of our long-lived assets impairment test, we recognized a $7.3 million impairment because the carrying value exceeded the estimated fair market value as of the year ended December 31, 2022. See further discussion of our fair value assumptions in Note 7 - Fair Value Measurements.

(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use also limits future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in the consolidated statement of operations.
As of December 31, 2022, the Company's oil and natural gas derivative instruments consisted of the following types:
•Fixed Price Swaps – the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table summarizes the open financial derivative positions as of December 31, 2022, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q1 2023	225,000	$53.65	$—	$—
Q2 2023	195,000	$53.89	$—	$—
Q3 2023	126,000	$53.79	$—	$—
Q4 2023	114,000	$54.59	$—	$—

Oil Collars (Bbl)
Q1 2023	30,000	$—	$60.00	$109.60
Q2 2023	30,000	$—	$60.00	$109.60
Q3 2023	—	$—	$—	$—
Q4 2023	—	$—	$—	$—
2024	3,000	$—	$50.00	$88.00
The Company entered into additional derivative contracts subsequent to December 31, 2022. See further discussion in Note 15 - Subsequent Events.
Interest Rate Contracts
During the years ended December 31, 2022 and 2021, the Company entered into floating-to-fixed interest rate swaps, in which it received a floating market rate equal to one-month LIBOR or Secured Overnight Financing Rate ("SOFR") and paid a fixed interest rate, to manage interest rate exposure related to the Company's revolving credit facility. In December 2022, the Company settled the remaining open positions for the interest rate swap which resulted in a $1.5 million settlement. The Company recognizes settlements on interest rate swaps in interest expense on the consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$64	$(44)	$20
Non-current derivative assets	9	(9)	—
Current derivative liabilities	(16,516)	44	(16,472)
Non-current derivative liabilities	(21)	9	(12)
Total	$(16,464)	$—	$(16,464)

	December 31, 2021
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$281	$(198)	$83
Non-current derivative assets	267	—	267
Current derivative liabilities	(31,182)	198	(30,984)
Non-current derivative liabilities	(9,515)	—	(9,515)
Total	$(40,149)	$—	$(40,149)
The following table presents the components of the Company's gain (loss) on derivatives for the periods presented below:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Settlements on derivative contracts(1)	$(75,257)	$(16,014)	$(16,304)
Non-cash gain (loss) on derivatives	23,683	10,821	(72,891)
Loss on derivatives	$(51,574)	$(5,193)	$(89,195)
_____________________________________________________
(1) In December 2022, the Company settled a portion of its 2023 open oil fixed price swap contracts which resulted in a $1.5 million settlement.

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
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the revolving credit facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The revolving line of credit is considered Level 3 in the fair value hierarchy.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$73	$—	$73
Financial liabilities:
Commodity derivative liabilities	$—	$(16,537)	$—	$(16,537)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$187	$—	$187
Interest rate assets	$—	$361	$—	$361
Financial liabilities:
Commodity derivative liabilities	$—	$(40,687)	$—	$(40,687)
Interest rate liabilities	$—	$(10)	$—	$(10)
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
The fair value of asset retirement obligations incurred and acquired during the year ended December 31, 2022 and the three months ended December 31, 2021, totaled approximately $0.4 million and $0.1 million, respectively. The fair value of additions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well for all oil and natural gas wells and for all disposal wells; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) our average credit-adjusted risk-free rate. These assumptions represent Level 3 inputs.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(8)Transactions with Related Parties
Contract Services
RPOC provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. Additionally, RPOC provides certain administrative and operational services to Riley Exploration Group, LLC ("REG") in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement. Combo and REG are portfolio companies of Yorktown Energy Partners XI, L.P. ("Yorktown XI"), certain managed funds of which have investments in the Company (all deemed to be related parties). One of our executives held positions with REG and Combo at December 31, 2022. Our Executive Vice President, Business Intelligence is the President of both REG and Combo, as well as a board member of Combo.
The following table presents revenues from and related cost for contract services for related parties:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Combo	$1,200	$300	$1,200
REG	1,200	300	1,200
Contract services - related parties	$2,400	$600	$2,400

Cost of contract services	$450	$150	$477
The Company had amounts payable to Combo of $0.4 million and $0.2 million at December 31, 2022 and 2021, respectively, which are reflected in accounts payable - related parties on the accompanying consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. For the year ended December 31, 2022, the three months ended December 31, 2021, and year ended September 30, 2021, the Company incurred legal fees from di Santo Law of approximately $0.7 million, $0.2 million, and $1.0 million, respectively. As of December 31, 2022 there are no accrued amounts for di Santo Law. As of December 31, 2021, the Company had approximately $0.2 million in amounts accrued for di Santo Law, which was included in accrued liabilities in the accompanying consolidated balance sheets.

(9)Revolving Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured revolving credit facility with a syndicate of banks including SunTrust Bank, now Truist Bank as successor by merger, as administrative agent. The revolving credit facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. In both April and October 2022, the Company amended its Credit Agreement to, among other things, increase the borrowing base to $225 million. The Credit Agreement is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the revolving credit facility.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments, as defined in the Credit Agreement, after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. The Company is also required to limit its cash balance to less than $15 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit on the last business day of the month, the Company will be required to apply the excess to reduce its credit facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company's minimum hedging requirement is between 0% and 50% (depending on the borrowing base utilization percentage and leverage ratio as of the hedge evaluation date) of its proved developed producing ("PDP") volumes on a rolling 24-month basis. As of December 31, 2022, the Company's minimum hedging requirement was 0%.
The following table summarizes the Company's interest expense:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Interest expense(1)	$864	$512	$3,686
Capitalized interest	(1,022)	$—	—
Amortization of deferred financing costs	731	282	653
Unused commitment fees	517	102	195
Total interest expense, net	$1,090	$896	$4,534
_____________________
(1)In December 2022, the Company settled the remaining open positions for the interest rate swap which resulted in a $1.5 million settlement. The Company recognizes settlements on its interest rate swaps in interest expense on the consolidated statements of operations.
As of December 31, 2022 and 2021, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 7.17% and 3.10%, respectively.
As of December 31, 2022 and 2021, the Company was in compliance with all covenants contained in the Credit Agreement and had $56 million and $65 million, respectively, of outstanding borrowings and $169 million and $110 million, respectively, available under the borrowing base.

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
Dividends
Cash dividends for the periods presented were declared for all issued and outstanding common shares or units, including vested and unvested under the respective Long-Term Incentive Plan in effect during the period of dividend declaration. The portion of the cash attributable to the unvested restricted shares issued under the 2021 Long-Term Incentive Plan ("2021 LTIP") is included in accrued liabilities on the consolidated balance sheet and will be paid in cash once the unvested restricted shares fully vest. Any accrued but unpaid cash dividends attributable to the unvested restricted shares issued under the 2018 Long-Term Incentive Plan ("2018 LTIP") was paid in accordance with the Merger Agreement immediately prior to consummation of the Merger. See Note 9 - Revolving Credit Facility for discussion over the Company's restrictions on certain payments, including dividends.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below summarizes the following cash distributions declared to common shareholders and unitholders during the periods presented below:

Quarter Ended	Per Share/Unit Distribution(1)	Total Distribution
		(In millions)
2022
December 31, 2022	$0.34	$6.7
September 30, 2022	$0.31	$6.2
June 30, 2022	$0.31	$6.2
March 31, 2022	$0.31	$6.2

2021
December 31, 2021	$0.31	$6.2
September 30, 2021	$0.28	$5.5
June 30, 2021	$—	$—
March 31, 2021(2)	$0.29	$8.8

2020
December 31, 2020	$0.30	$3.8
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
Share-Based and Unit-Based Compensation
In connection with the Merger, the Company shareholders adopted an omnibus equity incentive plan, the 2021 LTIP, for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger. Upon the closing of the Merger and after giving effect to the adjustment resulting from the one-for-twelve reverse stock split, the 2021 LTIP had 1,387,022 shares of common stock available for issuance, of which 440,784 shares remained available as of December 31, 2022.
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
Restricted Shares: The Company granted 367,420, 174,575, and 397,739 restricted shares to executives, employees and independent directors of the Company during the year ended December 31, 2022, three months ended December 31, 2021, and year ended September 30, 2021, respectively. The holder of these restricted shares receive dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are reported in accrued liabilities and other non-current liabilities.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
All restricted shares granted have a service period between 3 and 36 months. The Company estimates the fair values of the restricted shares as the closing price of the Company's common stock on the grant date of the award, with the expense amortized on a straight-line basis and recognized over the vesting period.
The following table presents the Company's restricted stock activity during the year ended December 31, 2022 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value(1)
Unvested at December 31, 2021	366,789	$19.41
Granted	367,420	$17.63
Vested	(192,899)	$19.25
Forfeited	(5,101)	$23.46
Unvested at December 31, 2022	536,209	$18.39

_____________________________________________________
(1) For the three months ended December 31, 2021, the Company granted 174,575 restricted shares at a weighted average grant date fair value of $23.46. For the year ended September 30, 2021, the Company granted 397,739 restricted shares at a weighted average grant date fair value of $21.16.
For the year ended December 31, 2022, the three months ended December 31, 2021, and year ended September 30, 2021, the total equity-based compensation expense is $3.9 million, $0.9 million, and $6.1 million, respectively, for all periods and is included in general and administrative costs on the Company's consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. At the time of the forfeiture, the Company will recognize any forfeited shares as a reduction to share-based compensation expense on the consolidated statement of operations and a decrease to shareholders' equity on the consolidated balance sheet. Any unpaid dividends on forfeited shares will be recognized as a decrease to accrued liabilities and an increase to shareholders' equity on the consolidated balance sheet. Approximately $8.3 million of additional equity-based compensation expense will be recognized over the weighted average life of 28 months for the unvested restricted share awards as of December 31, 2022 granted under the 2021 LTIP.
2018 Long-Term Incentive Plan
In connection with the Merger and in accordance with the Merger Agreement, each unvested restricted unit outstanding under the 2018 LTIP was converted into restricted shares of the Company under the 2021 LTIP. The holders of unvested restricted units issued under the 2018 LTIP were issued substitute awards under the 2021 LTIP at the closing of the Merger.
The Company granted 13,309 restricted units to executives and employees of the Company during the year ended September 30, 2021. Total unit-based compensation expense of $0.7 million is for all of the issuances outstanding during the period of January 2021 through the date of the merger, February 26, 2021. Unit-based compensation expense is included in general and administrative costs on the Company's consolidated statement of operations.

(11)Income Taxes
REP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns, even though such taxable income or tax credits may not have been distributed. In connection with the closing of the Merger, the Company's tax status changed from a limited liability company to a C-corporation. As a result, the Company is responsible for federal and state income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. Upon consummation of the Merger, the Company established a $13.6 million provision for deferred income taxes with the conversion to a C-corporation. Accordingly, a provision for federal

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and state corporate income taxes has been made for the operations of REP LLC only from February 27, 2021 through December 31, 2022 in the accompanying consolidated financial statements.
The components of the Company's consolidated provision for income taxes from continuing operations are as follows:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Current income tax expense:
Federal	$4,026	$—	$2
State	446	113	52
Total current income tax expense	$4,472	$113	$54
Deferred income tax expense (benefit):
Federal	$27,393	$5,669	$14,202
State	979	87	(1,240)
Total deferred income tax expense (benefit)	$28,372	$5,756	$12,962
Total income tax expense (benefit)	$32,844	$5,869	$13,016
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company's net deferred tax position is as follows:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Deferred tax assets
Non-cash gain on derivatives	$3,563	$10,286	$11,006
Intangibles	182	215	222
Inventory	—	23	23
Share-based compensation	421	690	480
Accruals and other	484	558	578
Net operating loss	2,812	3,172	5,422
Total deferred tax assets	7,462	14,944	17,731
Oil and natural gas assets	(52,665)	(32,154)	(29,161)
Other fixed assets	(553)	(174)	(198)
Total deferred tax liabilities	(53,218)	(32,328)	(29,359)
Net deferred tax liabilities	$(45,756)	$(17,384)	$(11,628)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021

Tax at statutory rate	21.0%	21.0%	21.0%
Nondeductible compensation	0.2%	0.1%	(1.0)%
Transaction costs	—%	—%	(1.5)%
Share-based compensation	—%	(0.3)%	(0.1)%
State income taxes, net of federal benefit	0.7%	0.7%	0.4%
Change in tax status	—%	—%	(40.1)%
Income subject to taxation by REP LLC's unitholders	—%	—%	(17.1)%
Other	(0.2)%	—%	—%
Effective income tax rate	21.7%	21.5%	(38.4)%
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
Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss ("NOL") carryforwards following a change in control. The Merger caused a stock ownership change for purposes of Section 382 which is subject to an approximate annual limit. The Company has federal net operating losses subject to the annual Section 382 limit of $13.4 million of which $4.6 million will expire beginning in 2022 with the remaining $8.8 million of the NOL's not expiring. Additionally, the Company has no federal net operating losses generated after the Merger that are not limited by Section 382 and are not subject to expiration. We believe it is more likely than not the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of the loss on discontinued operations reported in the consolidated statements of operations for the periods ended September 30, 2021:

Year Ended
September 30, 2021
(In thousands)
Oil and natural gas sales	$—
Total revenues	—
Lease operating expenses	115
Goodwill impairment	18,516
Total expenses	18,631
Other expenses	(107)
Loss from discontinued operations before income taxes	(18,738)
Income tax expense	(59)
Loss from discontinued operations, net of tax	$(18,797)

The Company did not have any discontinued operations during the year ended December 31, 2022.

(13)Net Income (Loss) Per Share/Unit
Net income (loss) per share/unit is calculated using a retroactive application of the Exchange Ratio and the one-for-twelve reverse stock split that occurred in conjunction with the Merger. The Company calculated net income or loss per share/unit using the treasury stock method.
The table below sets forth the computation of basic and diluted net income (loss) per share/unit for the periods presented below:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands, except per share/unit)
Continuing Operations:
Net income (loss) - Diluted	$118,011	$21,398	$(46,869)
Less: Dividends on preferred units	—	—	(1,491)
Net income (loss) attributable to common shareholders/unitholders - Basic(1)	$118,011	$21,398	$(48,360)

Basic weighted-average common shares/units outstanding	19,553	19,470	16,021
Effecting of dilutive securities:
Restricted shares/units	133	99	—
Diluted weighted-average common shares/units outstanding	19,686	19,569	16,021
Continuing Operations:
Basic net income (loss) per common share/unit	$6.04	$1.10	$(3.02)
Diluted net income (loss) per common share/unit	$5.99	$1.09	$(3.02)
_____________________________________________________
(1) Used in the basic and diluted net loss per share/unit calculation when the Company is in a net loss position.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following shares/units were excluded from the calculation of diluted net income (loss) per share/unit due to their anti-dilutive effect for the periods presented:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Restricted shares/units	405	268	228

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
On October 13, 2022, the Company entered into a Compromise Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the Trustee for the bankruptcy estate for Hoactzin to resolve certain claims against the Company in the Adversary Proceeding. Under the terms of the Settlement Agreement, the Company agreed to pay $80 thousand to the Trustee in full settlement and satisfaction of (a) all claims, causes of action, and damages that have been asserted against the Company or could be asserted against the Company in the Adversary Proceeding; and (b) all claims which might arise from or relate to any actions taken by the Company while acting in connection with Debtor.
On November 17, 2022, the Bankruptcy Court approved the Settlement Agreement. On November 17, 2022, the Company made the settlement payment to the Trustee in accordance with the Settlement Agreement. On November 22, 2022, the Bankruptcy Court entered an Order Granting the Joint Motion Dismissal resulting in the dismissal of the Adversary Proceeding with prejudice (the "Dismissal Order"), as contemplated by the Settlement Agreement.
Neither the Settlement Agreement nor the Dismissal Order has any effect on the Trustee’s claims against any of the other defendants in the Adversary Proceeding, including without limitation, those claims against Peter Salas, our former Chief Executive Officer.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of December 31, 2022 or 2021.
Contractual Commitments
In October 2021, the Company executed two agreements related to its enhanced oil recovery ("EOR") project. The first agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC that has a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025. The agreement also has a daily contract quantity for Kinder Morgan to deliver CO2 to the Company. The second agreement is a connection agreement that also established a delivery point for the purchased CO2 with the Cortez Pipeline Company.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In April 2022, the Company entered into a purchase agreement for pipe related to its 2023 drilling program. Under the agreement, the Company has commitments to purchase an additional approximately $2.8 million of pipe by second quarter of 2023 as of December 31, 2022.
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

(15)Subsequent Events
Dividend Declaration
On January 11, 2023, the Board of Directors of the Company declared a cash dividend of $0.34 per share of common stock payable on February 8, 2023 to its shareholders of record at the close of business on January 25, 2023.
Entry into Purchase and Sales Agreement
On February 22, 2023, the Company entered into a purchase and sale agreement (the "Purchase Agreement") to acquire interests in oil and natural gas leases and related property with Pecos Oil & Gas, LLC (“Pecos”) for a purchase price of approximately $330 million, subject to customary closing adjustments, (the “New Mexico Acquisition”). The oil and natural gas leases are located in the Yeso trend of the Permian Basin in Eddy County of New Mexico. On February 22, 2023, in connection with the Purchase Agreement, REP deposited $33 million in cash into a third party escrow account, which will be credited against the purchase price upon closing.
The New Mexico Acquisition is expected to close early in the second quarter of 2023, subject to the satisfaction of several closing considerations, including but not limited to, an amendment to the revolving credit facility and a commitment letter dated February 22, 2023 with Truist Bank and the other participating lenders, it is anticipated that up to $130 million of the purchase price will be funded by amending REP’s existing credit facility to increase the total borrowing base to $475 million from $225 million. The commitment letter and related amendment to the credit facility and increase to the borrowing base are subject to a number of conditions, including the preparation, execution and delivery of loan amendments.
In connection with the Purchase Agreement, the Company entered into a commitment letter dated February 22, 2023 (the "Commitment Letter") with EOC Partners Advisors L.P. and/or one of its affiliates (collectively, “EOC”) in which EOC and/or one of its affiliates will purchase $200 million of unsecured senior notes (“Senior Notes”) from the Company on the closing date of the New Mexico Acquisition. The proceeds of the Senior Notes will be used to fund a portion of the purchase price of the New Mexico Acquisition and to pay fees, costs and expenses related to the New Mexico Acquisition and the related financing transactions. The Senior Notes will bear interest at 10.5% annually and will mature five years after issuance. The Senior Notes contain certain mandatory and voluntary prepayment conditions. Additionally, the Senior Notes have various financial covenants. The funding of the Senior Notes is contingent on the satisfaction or waiver of certain conditions set forth in the Commitment Letter.
Derivative Contracts
As discussed above, the Company entered into the Purchase Agreement to acquire assets in Eddy County New Mexico. In connection with the Purchase Agreement, the Company entered into the Commitment Letter described above for the issuance of $200 million of Senior Notes upon closing of the New Mexico Acquisition, which is subject to the terms and conditions set forth therein. The Senior Notes contain certain hedging requirements. The Company has therefore added to its open derivative contracts in anticipation of an early second quarter close on the New Mexico Acquisition and issuance of Senior Notes. The

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
following table summarizes the Company's open derivative positions as of March 3, 2023, related to oil and natural gas production:

		Weighted Average Price
Period(1)	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q1 2023	225,000	$53.65	$—	$—
Q2 2023	315,000	$62.78	$—	$—
Q3 2023	216,000	$63.04	$—	$—
Q4 2023	189,000	$62.51	$—	$—
2024	240,000	$71.60	$—	$—

Oil Collars (Bbl)
Q1 2023	210,000	$—	$70.95	$89.96
Q2 2023	300,000	$—	$71.50	$88.98
Q3 2023	330,000	$—	$68.64	$88.85
Q4 2023	330,000	$—	$68.64	$88.85
2024	1,293,000	$—	$61.02	$86.39
2025	315,000	$—	$60.00	$77.98

Natural Gas Swaps (MMBtu)
Q1 2023	—	$—	$—	$—
Q2 2023	450,000	$2.60	$—	$—
Q3 2023	450,000	$2.60	$—	$—
Q4 2023	400,000	$3.23	$—	$—
2024	1,500,000	$3.43	$—	$—
2025	375,000	$4.05	$—	$—

Natural Gas Collars (MMBtu)
Q1 2023	—	$—	$—	$—
Q2 2023	300,000	$—	$2.55	$3.20
Q3 2023	300,000	$—	$2.55	$3.20
Q4 2023	300,000	$—	$3.12	$4.07
2024	1,065,000	$—	$3.19	$4.14
2025	255,000	$—	$3.65	$4.95

Oil Basis (Bbl)
Q1 2023	240,000	$1.28	$—	$—
Q2 2023	360,000	$1.28	$—	$—
Q3 2023	360,000	$1.28	$—	$—
Q4 2023	360,000	$1.28	$—	$—
2024	960,000	$0.87	$—	$—

___________________
(1)Q1 2023 derivative positions shown include January and February 2023 contracts, some of which have settled as of March 3, 2023.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
(16)Supplemental Information on Oil and Natural Gas Operations (Unaudited)

Capitalized Costs

Capitalized costs include the cost of properties, equipment and facilities for oil and natural gas producing activities. Capitalized costs for proved properties include costs for oil and natural gas leaseholds where proved reserves have been identified, development wells and related equipment and facilities.
Capitalized costs for unproved properties include costs for acquiring or extending oil and natural gas leaseholds where no proved reserves have been identified. Work in progress include costs of exploratory and development wells that are in the process of drilling or in active completion, and costs of exploratory and development wells suspended or waiting on completion. For a summary of these costs, please refer to Note 5 – Oil and Natural Gas Properties.
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
The following summarizes the costs incurred for oil and natural gas property acquisition, exploration and development activities for the periods presented below:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Acquisition of properties
Proved	$450	$67	$74
Unproved	1,468	193	1,562
Exploration costs	157	—	7,993
Development costs	119,673	20,348	59,948
Total costs incurred	$121,748	$20,608	$69,577

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

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Oil, natural gas and NGL sales	$319,343	$56,650	$148,636
Lease operating expenses	32,458	7,419	21,975
Production and ad valorem taxes	19,273	3,005	8,636
Exploration costs	2,032	611	9,566
Depletion, accretion and amortization	31,500	6,742	25,347
Impairment of oil and natural gas properties	7,325	—	—
Results of operations	226,755	38,873	83,112
Income tax expense (1)	48,957	(8,393)	(13,505)
Results of operations, net of income tax expense	$275,712	$30,480	$69,607
_____________________________________________________
(1)    Subsequent to the Closing Date of the Merger, the statutory combined federal and state tax rate of 21.59% is used for the year ended December 31, 2022, three months ended December 31, 2021, and year ended September 30, 2021.

Oil, Natural Gas and NGL Quantities
Our reserve reports, as of the year ended December 31, 2022, three months ended December 31, 2021, and year ended September 30, 2021, were prepared by Netherland, Sewell & Associates, Inc. and are presented below. All reserves are located within the continental United States. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimate is made. Proved developed oil, natural gas and NGL reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
The following table sets forth information for the periods below with respect to changes in the Company’s proved (i.e. proved developed and undeveloped) reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)

September 30, 2020	37,158	53,683	10,681	56,787
Extensions and discoveries	9,308	12,089	2,436	13,759
Revisions	2,138	12,850	492	4,772
Production	(2,341)	(2,603)	(380)	(3,155)
September 30, 2021	46,263	76,019	13,229	72,163
Extensions and discoveries	1,328	1,961	371	2,026
Revisions	99	350	(24)	133
Production	(669)	(844)	(105)	(915)
December 31, 2021	47,021	77,486	13,471	73,407
Extensions and discoveries	9,949	13,178	2,651	14,796
Revisions	(4,871)	(1,417)	(1,224)	(6,331)
Production	(3,217)	(3,229)	(444)	(4,199)
December 31, 2022	48,882	86,018	14,454	77,673

Proved Developed Reserves, Included Above
September 30, 2021	26,170	46,173	7,650	41,516
December 31, 2021	27,096	47,974	7,949	43,041
December 31, 2022	29,632	59,314	9,604	49,122

Proved Undeveloped Reserves, Included Above
September 30, 2021	20,093	29,846	5,579	30,647
December 31, 2021	19,925	29,512	5,522	30,366
December 31, 2022	19,250	26,704	4,850	28,551

As of December 31, 2022, reserves were comprised of 62.9% oil, 18.5% natural gas and 18.6% NGL. 2022 proved reserves were estimated based on prices of $91.96 per Bbl of oil, $3.16 per Mcf of natural gas and $25.55 per Bbl of NGL. Prices used in the 2022 reserve report are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2022 through December 2022. For oil and NGL volumes, the average West Texas Intermediate ("WTI") spot price of $94.14 per Bbl is adjusted for quality, transportation fees, and market differentials. The fees associated with the transportation contract are included as a deduction to oil revenue. For gas volumes, the average Henry Hub spot price of $6.36 per MMBtu is adjusted for energy content, transportation fees and market differentials.
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

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
For the year ended December 31, 2022, the Company had downward revisions of previous estimates of 6,331 MBoe. These revisions are primarily the result of changes in well level projections in certain undeveloped areas and increases in service costs. The Company had extensions and discoveries to proved developed and proved non-developed reserves of 14,796 MBoe which consisted of 7,759 MBoe as a result of drilling successful wells that were previously classified as unproved locations, and the addition to proved undeveloped of 7,037 MBoe as a result of drilling successful wells offsetting locations that were previously unproven locations. During the fiscal year in 2022, the Company did not purchase any additional reserves.
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

SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)
(Unaudited)
The following summary sets forth the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure prescribed in ASC Topic 932:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Future crude oil, natural gas and NGLs sales (1)(2)(3)	$5,135,650	$3,350,506	$2,783,910
Future production costs	(1,559,266)	(912,468)	(839,167)
Future development costs	(341,481)	(216,138)	(218,765)
Future income tax expense	(658,340)	(436,829)	(324,487)
Future net cash flows	2,576,563	1,785,071	1,401,491
10% annual discount	(1,468,187)	(1,081,602)	(848,555)
Standardized measure of discounted future net cash flows	$1,108,376	$703,469	$552,936
_____________________________________________________
(1)    December 31, 2022 proved reserves were derived based on prices of $91.96 per barrel of oil, $3.16 per Mcf of natural gas and $25.55 per barrel of NGL.
(2)    December 31, 2021 proved reserves were derived based on prices of $64.60 per barrel of oil, $1.65 per Mcf of natural gas and $13.75 per barrel of NGL.
(3)    September 30, 2021 proved reserves were derived based on prices of $55.73 per barrel of oil, $0.99 per Mcf of natural gas and $9.83 per barrel of NGL.

Principal sources of change in the Standardized Measure are shown below:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In thousands)
Balance, beginning of period	$703,469	$552,936	$302,338
Sales of crude oil, natural gas and NGLs, net	(267,612)	(46,226)	(118,030)
Net change in prices and production costs	406,803	194,596	237,475
Net changes in future development costs	(40,226)	1,267	(18,856)
Extensions and discoveries	321,009	35,111	144,392
Revisions of previous quantity estimates	(83,188)	(536)	50,283
Previously estimated development costs incurred	8,775	4,182	12,844
Net change in income taxes	(117,098)	(47,881)	(124,625)
Accretion of discount	87,914	17,018	30,551
Other	88,530	(6,998)	36,564
Balance, end of period	$1,108,376	$703,469	$552,936