Form 10-Q
period 2023-03-31
Riley Exploration Permian, Inc.
filed 2023-05-10
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of May 2, 2023 was 20,182,205.

DEFINITIONS
As used in this Quarterly Report on Form 10-Q (the "Quarter Report"), unless otherwise noted or the context otherwise requires, we refer to Riley Exploration Permian, Inc., together with its subsidiaries, as "Riley Permian," "REPX," "the Company," "Registrant," "we," "our," or "us." In addition, this Quarterly Report includes certain terms commonly used in the oil and natural gas industry, and the following are abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, contained in this Quarterly Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Part II, Item 1.A Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022. We continue to face many risks and uncertainties including, but not limited to:

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
•our ability to successfully complete mergers, acquisitions or divestitures;
•the inability or failure of the Company to successfully integrate the acquired assets into its operations and development activities;
•the potential delays in the development, construction or start-up of planned projects;
•the risk that the Company's EOR project may not perform as expected or produce the anticipated benefits;
•risks relating to our operations, including development drilling and testing results and performance of acquired properties and newly drilled wells;
•inability to prove up undeveloped acreage and maintain production on leases;
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
•changes in government environmental policies and other environmental risks; the availability of drilling equipment and the timing of production; tax consequences of business transactions; public health crisis, such as pandemics and epidemics, and any related government policies and actions and the effects of such public health crises on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;

•general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict;
•risks related to litigation; and
•cybersecurity threats, technology system failures and data security issues.
In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2023	December 31, 2022
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,275	$13,301
Accounts receivable	24,640	25,551
Prepaid expenses and other current assets	2,242	3,236
Inventory	7,892	8,886
Current derivative assets	1,637	20
Total current assets	38,686	50,994
Oil and natural gas properties, net (successful efforts)	472,722	440,102
Other property and equipment, net	20,012	20,023
Non-current derivative assets	939	—
Funds held in escrow	33,000	—
Other non-current assets, net	9,784	4,175
Total Assets	$575,143	$515,294
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$17,002	$3,939
Accounts payable - related parties	348	324
Accrued liabilities	21,518	35,582
Revenue payable	19,361	17,750
Current derivative liabilities	8,019	16,472
Other current liabilities	5,382	2,238
Total Current Liabilities	71,630	76,305
Non-current derivative liabilities	178	12
Asset retirement obligations	2,860	2,724
Revolving credit facility	89,000	56,000
Deferred tax liabilities	51,039	45,756
Other non-current liabilities	964	1,051
Total Liabilities	215,671	181,848
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,169,434 and 20,160,980 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	275,669	274,643
Retained earnings	83,783	58,783
Total Shareholders' Equity	359,472	333,446
Total Liabilities and Shareholders' Equity	$575,143	$515,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$66,412	$66,645
Contract services - related parties	600	600
Total Revenues	67,012	67,245
Costs and Expenses:
Lease operating expenses	8,875	6,830
Production and ad valorem taxes	4,110	3,502
Exploration costs	332	1,498
Depletion, depreciation, amortization and accretion	9,083	6,633
General and administrative:
Administrative costs	5,467	4,014
Share-based compensation expense	1,114	1,017
Cost of contract services - related parties	110	85
Transaction costs	1,887	2,638
Total Costs and Expenses	30,978	26,217
Income From Operations	36,034	41,028
Other Income (Expense):
Interest expense, net	(1,016)	(678)
Gain (loss) on derivatives	5,755	(49,632)
Loss from equity method investment	(232)	—
Total Other Income (Expense)	4,507	(50,310)
Net Income (Loss) From Operations Before Income Taxes	40,541	(9,282)
Income tax (expense) benefit	(8,690)	2,114
Net Income (Loss)	$31,851	$(7,168)
Net Income (Loss) per Share:
Basic	$1.62	$(0.37)
Diluted	$1.60	$(0.37)
Weighted Average Common Shares Outstanding:
Basic	19,649	19,501
Diluted	19,910	19,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
Three Months Ended March 31, 2023	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472

	Shareholders' Equity
Three Months Ended March 31, 2022	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2021	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	1,061	—	1,061
Repurchased shares for tax withholding	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	30	—	—	—	—
Dividends declared	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	19,854	$20	$272,459	$(47,241)	$225,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$31,851	$(7,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Oil and gas lease expirations	332	1,465
Depletion, depreciation, amortization and accretion	9,083	6,633
(Gain) loss on derivatives	(5,755)	49,632
Settlements on derivative contracts	(5,088)	(18,375)
Share-based compensation expense	1,260	1,017
Deferred income tax expense	5,283	(2,893)
Other	424	191
Changes in operating assets and liabilities
Accounts receivable	911	(7,780)
Accounts receivable – related parties	—	(1,106)
Prepaid expenses and other current assets	(1,276)	839
Accounts payable and accrued liabilities	(3,894)	4,643
Accounts payable - related parties	24	193
Inventory	(5,031)	—
Revenue payable	1,611	2,067
Other current liabilities	3,235	637
Net Cash Provided by Operating Activities	32,970	29,995
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(34,986)	(10,171)
Contributions to equity method investment	(1,840)	—
Funds held in escrow	(33,000)	—
Additions to other property and equipment	(109)	(28)
Net Cash Used in Investing Activities	(69,935)	(10,199)
Cash Flows from Financing Activities:
Deferred financing costs	(49)	(25)
Proceeds from revolving credit facility	33,000	3,000
Repayments under revolving credit facility	—	(5,000)
Payment of common share dividends	(6,778)	(6,140)
Common stock repurchased for tax withholding	(234)	(339)
Net Cash Provided by (Used in) Financing Activities	25,939	(8,504)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,026)	11,292
Cash and Cash Equivalents, Beginning of Period	13,301	8,317
Cash and Cash Equivalents, End of Period	$2,275	$19,609

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$788	$490
Income taxes	$—	$—
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$2,870	$15,044
Assets contributed to equity method investment	$2,272	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Nature of Business
Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGL's in Texas and New Mexico. Our activities primarily include the horizontal development of the San Andres formation, a shelf margin deposit on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas.
On April 3, 2023 (the “Closing Date”), the Company completed its previously announced acquisition of oil and natural gas assets (the “New Mexico Acquisition”) from Pecos Oil & Gas, LLC (“Pecos”), a Delaware limited liability company and an affiliate of Cibolo Energy Partners LLC. These unaudited condensed consolidated financial statements and accompanying notes do not include the assets acquired or operating activity from the New Mexico Acquisition as the acquisition was completed in the second quarter of 2023. For further information regarding the New Mexico Acquisition, see Note 13 - Subsequent Events.

(2)Basis of Presentation
Effective by the Company's Board of Directors written consent on September 23, 2022, the Company's fiscal year is now the period from January 1 to December 31, beginning with the year ended December 31, 2022.
These unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include the accounts of Riley Permian and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflict between Russia and Ukraine, the volatile inflationary environment in U.S. markets and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts Receivable
Accounts receivable is summarized below:

	March 31, 2023	December 31, 2022
	(In thousands)
Oil, natural gas and NGL sales	$23,804	$24,136
Joint interest accounts receivable	728	793
Other accounts receivable	108	622
Total accounts receivable	$24,640	$25,551

The Company had no allowance for credit losses at March 31, 2023 and December 31, 2022.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Deferred financing costs, net	$2,413	$2,556
Prepayments to outside operators	2,193	186
Right of use assets	1,232	1,370
Equity method investment	3,880	—
Other deposits	66	63
Total other non-current assets, net	$9,784	$4,175
Equity method investment. In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation in Yoakum County, Texas using produced natural gas. RPC Power Holdco LLC, a wholly owned subsidiary of REPX, has a 30% investment in the joint venture, RPC Power LLC ("RPC Power"). The Company will contribute its portion of capital expenditures for construction of the onsite power generation. As of March 31, 2023, the Company invested $4.1 million, comprised of $1.8 million in cash and $2.3 million of contributed assets, which was reduced by a $0.2 million loss during the three months ended March 31, 2023.
The Company accounts for its corporate joint ventures under the equity method of accounting in accordance with FASB Accounting Standards Codification Topic 323 “Investments — Equity Method and Joint Ventures.” The Company applies the equity method of accounting to investments of less than 50% in an investee over which the Company exercises significant influence but does not have control. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is recognized in the condensed consolidated statement of operations.
Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, material intercompany transactions and extent of ownership by an investor in relation to the concentration of other shareholdings.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued capital expenditures	$13,768	$16,744
Accrued lease operating expenses	2,267	4,607
Accrued general and administrative costs	3,591	2,286
Accrued inventory	210	6,235
Accrued ad valorem tax	916	3,789
Other accrued expenditures	766	1,921
Total accrued liabilities	$21,518	$35,582

Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Advances from joint interest owners	$170	$192
Income taxes payable	4,601	1,194
Current ARO liabilities	71	314
Lease liabilities	540	538
Total other current liabilities	$5,382	$2,238
Asset Retirement Obligations
Components of the changes in ARO consisted of the following and is shown below:

	March 31, 2023	December 31, 2022
	(In thousands)
ARO, beginning balance	$3,038	$2,453
Liabilities incurred	21	358
Revision of estimated obligations	—	326
Liability settlements and disposals	(153)	(178)
Accretion	25	79
ARO, ending balance	2,931	3,038
Less: current ARO(1)	(71)	(314)
ARO, long-term	$2,860	$2,724
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Oil and natural gas sales:
Oil	$64,974	$62,376
Natural gas	523	1,789
Natural gas liquids	915	2,480
Total oil and natural gas sales, net	$66,412	$66,645
Recent Accounting Pronouncements
No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Company.

(4)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	March 31, 2023	December 31, 2022
	(In thousands)
Proved	$550,099	$516,011
Unproved	11,109	12,770
Work-in-progress	54,273	45,169
	615,481	573,950
Accumulated depletion, amortization and impairment	(142,759)	(133,848)
Total oil and natural gas properties, net	$472,722	$440,102
Depletion and amortization expense for proved oil and natural gas properties was $8.9 million and $6.4 million, respectively, for the three months ended March 31, 2023 and 2022.
Exploration expense was $0.3 million and $1.5 million, respectively, for the three months ended March 31, 2023 and 2022.
On April 3, 2023, the Company closed on an acquisition of oil and natural gas assets. Transaction costs associated with the acquisition were approximately $1.9 million for the three months ended March 31, 2023. In connection with the acquisition, a deposit of $33 million was paid by the Company and reflected as funds held in escrow on the condensed consolidated balance sheet as of March 31, 2023. For further information regarding the acquisition, see Note 13 - Subsequent Events.

(5)Derivative Instruments
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2023, the Company's oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of March 31, 2023, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q2 2023	468,000	$66.65	$—	$—
Q3 2023	362,000	$66.76	$—	$—
Q4 2023	302,000	$66.18	$—	$—
2024	240,000	$71.60	$—	$—

Natural Gas Swaps (Mcf)
Q2 2023	450,000	$2.60	$—	$—
Q3 2023	450,000	$2.60	$—	$—
Q4 2023	400,000	$3.23	$—	$—
2024	1,500,000	$3.43	$—	$—
2025	375,000	$4.05	$—	$—

Oil Collars (Bbl)
Q2 2023	300,000	$—	$71.50	$88.98
Q3 2023	330,000	$—	$68.64	$88.85
Q4 2023	330,000	$—	$68.64	$88.85
2024	1,621,000	$—	$61.12	$84.39
2025	378,000	$—	$60.00	$77.23

Natural Gas Collars (Mcf)
Q2 2023	300,000	$—	$2.55	$3.20
Q3 2023	300,000	$—	$2.55	$3.20
Q4 2023	300,000	$—	$3.12	$4.07
2024	1,065,000	$—	$3.19	$4.14
2025	255,000	$—	$3.65	$4.95

Oil Basis (Bbl)
Q2 2023	360,000	$1.28	$—	$—
Q3 2023	360,000	$1.28	$—	$—
Q4 2023	360,000	$1.28	$—	$—
2024	960,000	$0.87	$—	$—

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,709	$(7,072)	$1,637
Non-current derivative assets	11,151	(10,212)	939
Current derivative liabilities	(15,091)	7,072	(8,019)
Non-current derivative liabilities	(10,390)	10,212	(178)
Total	$(5,621)	$—	$(5,621)

	December 31, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$64	$(44)	$20
Non-current derivative assets	9	(9)	—
Current derivative liabilities	(16,516)	44	(16,472)
Non-current derivative liabilities	(21)	9	(12)
Total	$(16,464)	$—	$(16,464)
The following table presents the components of the Company's gain (loss) on derivatives for the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Settlements on derivative contracts	$(5,088)	$(18,375)
Non-cash gain (loss) on derivatives	10,843	(31,257)
Gain (loss) on derivatives	$5,755	$(49,632)

(6)Fair Value Measurements
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
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives are estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$19,860	$—	$19,860
Financial liabilities:
Commodity derivative liabilities	$—	$(25,481)	$—	$(25,481)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$73	$—	$73
Financial liabilities:
Commodity derivative liabilities	$—	$(16,537)	$—	$(16,537)

(7)Transactions with Related Parties
Contract Services
Riley Permian Operating Company, LLC ("RPOC") provides certain administrative services to Combo Resources, LLC ("Combo") and is also the contract operator on behalf of Combo in exchange for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. Additionally, RPOC provides certain administrative and operational services to Riley Exploration Group, LLC ("REG") in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement.
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Combo	$300	$300
REG	300	300
Contract services - related parties	$600	$600

Cost of contract services	$110	$85
The Company had amounts payable to Combo of $0.3 million and $0.4 million at March 31, 2023 and December 31, 2022, respectively, which are reflected in accounts payable - related parties, respectively, on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. The Company incurred legal fees from di Santo Law of approximately $0.2 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had approximately $20 thousand and zero in amounts

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
accrued for di Santo Law, which was included in accounts payable - related parties in the accompanying condensed consolidated balance sheets.

(8)Long-Term Debt

As of March 31, 2023, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a borrowing base of $225 million (such agreement and the borrowing facility provided thereby, the “Credit Facility”). On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, the Company amended its Credit Facility to, among other things, increase the borrowing base from $225 million to $325 million and completed its issuance of $200 million Senior Unsecured Notes due 2028 ("Senior Notes"). For more information on the amended Credit Facility and the issuance of the Senior Notes, see Note 13 - Subsequent Events. The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
The following table summarizes the Company's interest expense:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest expense	$1,294	$384
Capitalized interest	(615)	—
Amortization of deferred financing costs	192	191
Unused commitment fees	145	103
Total interest expense, net	$1,016	$678
As of March 31, 2023 and December 31, 2022, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 7.86% and 7.17%, respectively.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and had outstanding borrowings of $89 million and $56 million, respectively, and $136 million and $169 million, respectively, available under the borrowing base.

(9) Shareholders' Equity
Dividends
For the three months ended March 31, 2023 and 2022, the Company declared quarterly dividends on its common stock totaling approximately $6.9 million and $6.2 million, respectively.
Equity-Based Compensation
The Company's long-term equity incentive plan (the "2021 LTIP") had 1,387,022 shares of common stock available for issuance, of which 434,920 shares remained available as of March 31, 2023. Subsequent to March 31, 2023, an amendment and restatement of the 2021 LTIP was approved at the Company's annual meeting of stockholders held on April 21, 2023. For more information, see Note 13 - Subsequent Events.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the three months ended March 31, 2023 under the 2021 LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	536,209	$18.39
Granted	16,364	$31.62
Vested	(47,957)	$18.14
Forfeited	(365)	$16.30
Unvested at March 31, 2023	504,251	$18.63

For the three months ended March 31, 2023 and 2022, the total equity-based compensation expense is $1.3 million and $1.0 million, respectively, for all periods and is included in general and administrative costs on the Company's condensed consolidated statement of operations for the restricted share awards granted under the 2021 LTIP. Approximately $7.6 million of additional equity-based compensation expense will be recognized over the weighted average life of 25 months for the unvested restricted share awards as of March 31, 2023 granted under the 2021 LTIP.

(10)Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Current income tax expense:
Federal	$3,207	$768
State	200	11
Total current income tax expense	$3,407	$779
Deferred income tax expense (benefit):
Federal	$5,088	$(2,894)
State	195	1
Total deferred income tax expense (benefit)	$5,283	$(2,893)
Total income tax expense (benefit)	$8,690	$(2,114)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	—%	(0.4)%
Share-based compensation	(0.4)%	1.9%
State income taxes, net of federal benefit	0.8%	0.4%
Effective income tax rate	21.4%	22.9%
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

(11)Net Income (Loss) Per Share
The Company calculated net income or loss per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income (loss) per share for the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share)

Net income (loss)	$31,851	$(7,168)

Basic weighted-average common shares outstanding	19,649	19,501
Restricted shares	261	—
Diluted weighted average common shares outstanding	19,910	19,501

Basic net income (loss) per common share	$1.62	$(0.37)
Diluted net income (loss) per share	$1.60	$(0.37)

The following shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended March 31,
	2023	2022
Restricted shares	246,358	332,725

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(12)Commitments and Contingencies
Indemnification
The Company has agreed to indemnify its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable.
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of March 31, 2023 and December 31, 2022. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of March 31, 2023 or December 31, 2022.
Contractual Commitments
In October 2021, the Company executed an agreement related to its EOR project. This agreement is a CO2 purchase agreement with Kinder Morgan CO2 Company, LLC that has a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025. The agreement also has a daily contract quantity for Kinder Morgan to deliver CO2 to the Company.
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
In January 2023, the Company entered into an agreement to form a joint venture with Conduit Power LLC. The Company is committed to contribute its portion of capital expenditures into the joint venture company, RPC Power. In conjunction with the formation of the joint venture, the Company entered into additional agreements with RPC Power or one of its subsidiaries. These agreements include RPC Power providing operational expertise on the implementation and management of the power generation for a monthly fee of $20 thousand and the Company committing to provide the natural gas needed to fuel the onsite power generators through 2028.

(13)Subsequent Events
New Mexico Acquisition
On April 3, 2023 (the “Closing Date”), the Company completed its previously announced acquisition of oil and natural gas assets (the “New Mexico Acquisition”) from Pecos Oil & Gas, LLC (“Pecos”), a Delaware limited liability company and an affiliate of Cibolo Energy Partners LLC. The New Mexico Acquisition expands the Company's operations and adds significant drilling locations to the Company inventory.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The aggregate purchase price of the New Mexico Acquisition is $330 million, subject to customary purchase price adjustments pursuant to the purchase and sale agreement (the “Purchase Agreement”), and was funded through a combination of borrowings under the Company's revolving credit facility and proceeds from the issuance of $200 million of Senior Notes.

Due to the recent closing of the New Mexico Acquisition, the acquisition date fair value of the assets and liabilities of Pecos and certain other related disclosures were not yet available as of the date of this report. This acquisition will be accounted for as a business combination.

Issuance of Senior Notes

On the Closing Date, the Company (as “Issuer”) completed its issuance of $200 million aggregate principal amount of 10.50% Senior Unsecured Notes due 2028 pursuant to a note purchase agreement (the “Note Purchase Agreement”), which the Senior Notes were issued at a 6% discount. The net proceeds from the Senior Notes were used to fund a portion of the purchase price and related fees, costs and expenses for the New Mexico Acquisition.

The Issuer may, at its option, redeem, at any time and from time to time on or prior to April 3, 2026, some or all of the Senior Notes at 100% of the principal amount thereof plus the make-whole amount plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After April 3, 2026, but on or prior to October 3, 2026, the Issuer may, at its option, redeem, at any time and from time to time some or all of the Senior Notes at 100% of the principal amount thereof plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After October 3, 2026, the Issuer may redeem some or all of the Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.

The Senior Notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Note Purchase Agreement contains customary terms and covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.

Amendment to Credit Facility

On the Closing Date, the Company entered into the fourteenth amendment (the “Fourteenth Amendment”) to the Credit Facility to allow for the closing of the New Mexico Acquisition, including increasing the maximum facility amount to $1.0 billion and increasing the borrowing base to $325 million from $225 million and adding new lender parties to the syndicate, among other matters. The Company used borrowings from the Credit Facility to fund a portion of the purchase price and related fees, costs and expenses for the New Mexico Acquisition.

Amendment and Restatement of the 2021 LTIP
On April 21, 2023 at the Company's annual meeting of stockholders, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") that increased the total number of shares of Common Stock, par value $0.001 per share, by 950,000 shares that may be utilized for awards pursuant to the Plan from 1,387,022 to 2,337,022. The A&R LTIP is described in further detail in the Company's definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on March 22, 2023.
Dividend Declaration
On April 11, 2023, the Board of Directors of the Company declared a cash dividend of $0.34 per share of common stock payable on May 9, 2023 to its shareholders of record at the close of business on April 25, 2023.

.Table of Contents
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I. Item 1A of the Company's Annual Report for the fiscal year ended December 31, 2022.

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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 34% to 13.2 MBoe/d for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022
•During the three months ended March 31, 2023, 7 gross (5.3 net) horizontal wells brought online to production
•Realized average combined price on production sold of $56.04 per Boe, before derivative settlements, during the three months ended March 31, 2023, including $72.76 per barrel for oil
•Generated cash flow from operations of $33.0 million for the three months ended March 31, 2023
•Incurred total accrual (activity based) capital expenditures before acquisitions of $41.9 million for the three months ended March 31, 2023
•Paid cash dividends on common shares of $6.8 million during the three months ended March 31, 2023, and announced latest dividend of $0.34 per share with a record date of April 25, 2023, to be paid on May 9, 2023, for a total of $6.9 million
•Exited the quarter with $2.3 million in cash and $89.0 million drawn on our revolving credit facility

.Table of Contents
Recent Developments
Market Conditions, Commodity Prices and Interest Rates
U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Recent measures have been taken by the U.S. Federal Reserve to combat persistent inflation by increasing interest rates throughout 2022 and into the first quarter of 2023. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022 and into 2023. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile. However, OPEC+ recently cut output in an attempt to create a floor for oil prices, causing an increase in the oil price per barrel.
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
New Mexico Acquisition
On April 3, 2023, the Company closed on the New Mexico Acquisition. The aggregate purchase price of the New Mexico Acquisition was $330 million, subject to customary purchase price adjustments pursuant to the Purchase Agreement, and was funded through a combination of borrowings under the Company's revolving credit facility and proceeds from the issuance of $200 million of Senior Notes.
Power Joint Venture
In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation using produced natural gas. The Company has an initial 30% investment in the joint venture company, RPC Power, and is committed to providing its portion of capital expenditures. Construction on phase 1 of the project is expected to be completed in June 2023 with Phase 2 of the project expected to be operational by late 2023 or early 2024.

.Table of Contents
Results of Operations
Comparison for the three months ended March 31, 2023 and 2022.
The following table sets forth selected operating data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues (in thousands):
Oil sales	$64,974	$62,376
Natural gas sales	523	1,789
Natural gas liquids sales	915	2,480
Oil and natural gas sales, net	$66,412	$66,645

Production Data, net:
Oil (MBbls)	893	675
Natural gas (MMcf)	949	682
Natural gas liquids (MBbls)	134	93
Total (MBoe)	1,185	881

Daily combined volumes (Boe/d)	13,169	9,791
Daily oil volumes (Bbls/d)	9,922	7,497

Average Realized Prices:
Oil ($ per Bbl)	$72.76	$92.44
Natural gas ($ per Mcf)	0.55	2.62
Natural gas liquids ($ per Bbl)	6.83	26.71
Combined ($ per Boe)	$56.04	$75.63

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$67.06	$66.60
Natural gas ($ per Mcf)	0.55	1.25
Natural gas liquids ($ per Bbl)	6.83	26.71
Combined ($ per Boe)	$51.74	$54.78
_____________________
(1)The Company's calculation of the effects of derivative settlements includes losses on the settlement of its commodity derivative contracts. These losses are included under other income (expense) on the Company’s condensed consolidated statements of operations.

.Table of Contents
Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net decreased $0.2 million, or 0.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Company’s realized average combined price on its production for the three months ended March 31, 2023 decreased by $19.59 per Boe, or 26% compared to the three months ended March 31, 2022.

Oil revenues
•For the three months ended March 31, 2023, oil revenues increased by $2.6 million, or 4%, compared to the three months ended March 31, 2022. Of the increase, $20.2 million was attributable to an increase in volume, partially offset by a $17.6 million decrease in our realized price. Volumes increased by 32%, while realized prices decreased by 21% compared to the three months ended March 31, 2022.
•Oil volumes increased during the three months ended March 31, 2023 due to production from new wells and workovers performed on existing wells. During the three months ended March 31, 2023, we brought online 7 gross (5.3 net) horizontal wells.
•The average WTI price decreased by $19.25 per Bbl during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, respectively.
Natural gas revenues
•For the three months ended March 31, 2023, natural gas revenues decreased by $1.3 million, compared to the three months ended March 31, 2022. Of the decrease, $2 million was attributable to a decrease in realized prices, partially offset by $0.7 million attributable to an increase in volume. Volumes increased by 39%, while realized prices decreased by 79%.
•The average Henry Hub price decreased by $2.03 per Mcf during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Natural gas liquids revenues
•For the three months ended March 31, 2023, NGL revenues decreased by $1.6 million compared to the three months ended March 31, 2022. Of the decrease, $2.7 million was attributable to a decrease in realized price, partially offset by $1.1 million attributable to an increase in volume. Volumes increased by 44%, while realized prices decreased by 74%.

Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Contract services - related parties(1)	$600	$600
Cost of contract services - related parties(2)	110	85
Gross profit from contract services	$490	$515
_____________________
(1)The Company’s contract services - related parties revenue is derived from master service agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

.Table of Contents
Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended March 31,
	2023	2022
Costs and Expenses:	(In thousands)
Lease operating expenses	$8,875	$6,830
Production and ad valorem taxes	$4,110	$3,502
Exploration costs	$332	$1,498
Depletion, depreciation, amortization and accretion	$9,083	$6,633

Administrative costs	$5,467	$4,014
Share-based compensation	1,114	1,017
General and administrative expense	$6,581	$5,031

Transaction costs	$1,887	$2,638
Interest expense, net	$1,016	$678
(Gain) loss on derivatives	$(5,755)	$49,632
Loss from equity method investment	$232	$—
Income tax expense (benefit)	$8,690	$(2,114)

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
The Company’s LOE increased by $2.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase was driven by a $2.3 million increase due to higher production and a $1.1 million increase due to higher workover expense. These increases were partially offset by a $1.4 million decrease in LOE expense due to efficiencies related to utility rates, field payroll, and saltwater disposal charges.
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
Production and ad valorem taxes increased by $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Ad valorem taxes increased for the three months ended March 31, 2023 based on higher estimated property values for the current taxable period, which was partially offset by a decrease in production taxes of approximately $0.1 million.

.Table of Contents
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. The following table presents exploration expense by area for the three months ended March 31, 2023 and the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except acreage data)
Exploration expense(1)	$332	$1,465
Geological and geophysical costs	—	33
Total exploration expense	$332	$1,498

Expired net acres - Texas	157	626
Expired net acres - New Mexico	—	518
Net acres renewed after expiration(2)	—	8
_____________________
(1)For the three months ended March 31, 2023, exploration expense includes $0.3 million and zero related to expiration of unproved leasehold costs in Texas and New Mexico, respectively. For the three months ended March 31, 2022, exploration expense included $1.3 million and $0.2 million related to expiration of unproved leasehold costs in Texas and New Mexico, respectively.
(2)The Company did not renew any net acreage after expiration in New Mexico during the three months ended March 31, 2023 and 2022.
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

Depletion, depreciation, amortization and accretion expense increased by $2.5 million for the three months ended March 31, 2023, respectively, compared to the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was primarily due to higher production.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $1.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $1.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased employee count, professional services, insurance, and technology costs.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. The transaction costs of $1.9 million for the three months ended March 31, 2023 primarily relate to the New Mexico Acquisition that closed April 3, 2023. During the three months ended March 31, 2022, the transaction costs of $2.6 million primarily relate to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions.

.Table of Contents
Interest Expense
Interest expense increased by $0.3 million during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The Company had a higher outstanding average balance on the revolving credit facility as well as an increase in interest rates, during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Settlements on derivative contracts	$(5,088)	$(18,375)
Non-cash gain (loss) on derivatives	10,843	(31,257)
Gain (loss) on derivatives	$5,755	$(49,632)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains, while future commodity price increases between measurement periods result in mark-to-market losses.
The gain (loss) on derivatives for the three months ended March 31, 2023 and 2022 was $5.8 million and $(49.6) million, respectively. The non-cash gain on derivatives for the three months ended March 31, 2023 was driven by new contracts entered into during the quarter and higher contract pricing when compared to forward pricing at March 31, 2023. The non-cash loss on derivatives for the three months ended March 31, 2022 was driven by lower contract pricing when compared to forward pricing at March 31, 2022. The decrease in the loss on settlements on derivatives was due to the decrease in oil and natural gas prices for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Income Tax Expense (Benefit)
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 10 - Income Taxes to the Company's consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Current income tax expense	$3,407	$779
Deferred income tax expense (benefit)	5,283	(2,893)
Total income tax expense (benefit)	$8,690	$(2,114)

Effective income tax rate	21.4%	22.9%

Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. The Company’s principal liquidity requirements are to finance its operations, fund capital expenditures and

.Table of Contents
acquisitions, make cash distributions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations and borrowings under our revolving credit facility. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2023, the Company amended its Credit Facility to increase the borrowing base and issued Senior Notes to fund the New Mexico Acquisition. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.
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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of March 31, 2023, we had a working capital deficit of $32.9 million compared to a deficit of $25.3 million as of December 31, 2022. The working capital deficit at March 31, 2023 reflects $8.0 million in current derivative liabilities compared to $16.5 million in current derivative liabilities at December 31, 2022. As of March 31, 2023, our accounts payable increased by $13.1 million primarily due to increased capital activity. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of March 31, 2023 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows from continuing operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Statement of Cash Flows Data from Continuing Operations:
Net cash provided by operating activities	$32,970	$29,995
Net cash used in investing activities	$(69,935)	$(10,199)
Net cash provided by (used in) financing activities	$25,939	$(8,504)
Operating Activities
The Company’s net cash provided by operating activities was relatively flat at $33.0 million for the three months ended March 31, 2023 from $30.0 million for the three months ended March 31, 2022.
Investing Activities
The Company's cash flows used in investing activities increased by $59.7 million to $69.9 million for the three months ended March 31, 2023 from $10.2 million for the three months ended March 31, 2022. The increase was primarily due to funds held in escrow associated with the Company's New Mexico Acquisition of $33.0 million for the three months ended March 31, 2023, with no comparable item for the three months ended March 31, 2022. Additionally, the Company incurred higher capital spending of $24.8 million related to increased activity during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Company also contributed 1.8 million to its equity method investment in RPC Power.
Financing Activities
Net cash flow provided by financing activities were $25.9 million for the three months ended March 31, 2023 compared to net cash flow used in financing activities of $8.5 million for the three months ended March 31, 2022. During the three months

.Table of Contents
ended March 31, 2023, the Company had a draw on its revolving credit facility of $33.0 million, used to fund the escrow for the New Mexico Acquisition, which compares to a net paydown of $2.0 million for the same period in 2022.
Revolving Credit Facility
The Company's borrowing base was $225 million with outstanding borrowings of $89 million on March 31, 2023, representing available borrowing capacity of $136 million. See further discussion in Note 8 - Long-Term Debt to the Company's condensed consolidated financial statements included herein.
On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of Senior Notes of up to $200 million. On April 3, 2023, the Company amended its Credit Facility to, among other things, increase the borrowing base from $225 million to $325 million. For more information on the amended Credit Facility and the issuance of the Senior Notes, see Note 13 - Subsequent Events.
Distributions
For the three months ended March 31, 2023, the Company authorized and declared a quarterly dividend totaling approximately $6.9 million, with $6.7 million paid in cash and $0.2 million payable to restricted shareholders upon vesting.
Contractual Obligations
In January 2023, the Company entered into an agreement to form a joint venture with Conduit Power LLC. The Company is committed to contribute its portion of capital expenditures into the joint venture company, RPC Power. In conjunction with the formation of the joint venture, the Company entered into additional agreements with RPC Power or one of its subsidiaries. These agreements include RPC Power providing operational expertise on the implementation and management of the power generation for a monthly fee of $20 thousand and the Company committing to provide the natural gas needed to fuel the onsite power generators through 2028. See Note 12 - Commitments and Contingencies in our notes to the condensed consolidated financial statements.

Critical Accounting Estimates
The Company's critical accounting policies and estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2023 are the same as those described in Riley Permian's Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

.Table of Contents
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. The ultimate outcome of the any such proceedings or claims, and any resulting impact on us, cannot be predicted with certainty. The Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect on our financial condition, liquidity, capital resources, results of operations or cash flows.

Refer to "Part I. Item 3 - Legal Proceedings" of Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2022, and "Part I. Item 1. Note 12 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q (which is incorporated by reference herein) for additional information.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under the headings "Part I. Item 1. and Item 2. Business and Properties," “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Part II. Item 1A. Risk Factors," should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2022 Annual Report on Form 10-K.

Item 5. Other Information

None.

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

3.2	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
4.1	Note Purchase Agreement, dates as of April 3, 2023, among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).
10.1	Credit Agreement dated as of September 28, 2017, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.2	First Amendment to Credit Agreement dated as of February 27, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.3	Second Amendment to Credit Agreement dated as of November 9, 2018, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.4	Third Amendment to Credit Agreement dated as of April 3, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.5	Fourth Amendment to Credit Agreement dated as of October 15, 2019, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.6	Fifth Amendment to Credit Agreement dated as of May 7, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.7	Sixth Amendment to Credit Agreement dated as of August 31, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).

10.8	Seventh Amendment and Consent to Credit Agreement dated as of October 21, 2020, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
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
Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the
Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on
February 27, 2023).
10.31	Purchase and Sale Agreement dated February 22, 2023 by and between Pecos Oil & Gas, LLC, as
Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference from Exhibit
2.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange
Commission on February 27, 2023).
10.32	Fourteenth Amendment to the Credit Agreement dated as of April 3, 2023, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2023).
10.33	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.34	Form of Restricted Stock Agreement (Time Vesting - Named Executive Officers), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.35	Form of Restricted Stock Agreement (Non-Employee Director), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.36	Form of Common Stock Award Agreement, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: May 10, 2023	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer