Form 10-Q
period 2023-06-30
Riley Exploration Permian, Inc.
filed 2023-08-07
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 2, 2023 was 20,177,363.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
CME	Chicago Mercantile Exchange
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
•our ability to comply with the financial covenants contained in our revolving credit facility and in our unsecured Senior Notes;
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
•changes in government environmental policies and other environmental risks; the availability of drilling equipment and the timing of production; tax consequences of business transactions; public health crises, such as pandemics and epidemics, and any related government policies and actions and the effects of such public health crises on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2023	December 31, 2022
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$6,741	$13,301
Accounts receivable	32,584	25,551
Prepaid expenses and other current assets	2,254	3,236
Inventory	9,630	8,886
Current derivative assets	3,924	20
Total current assets	55,133	50,994
Oil and natural gas properties, net (successful efforts)	841,891	440,102
Other property and equipment, net	20,058	20,023
Non-current derivative assets	3,799	—
Other non-current assets, net	11,042	4,175
Total Assets	$931,923	$515,294
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$5,404	$3,939
Accrued liabilities	28,880	35,582
Revenue payable	25,234	17,750
Current derivative liabilities	2,117	16,472
Current portion of long-term debt	20,000	—
Other current liabilities	7,216	2,562
Total Current Liabilities	88,851	76,305
Non-current derivative liabilities	260	12
Asset retirement obligations	21,005	2,724
Long-term debt	374,256	56,000
Deferred tax liabilities	59,493	45,756
Other non-current liabilities	1,205	1,051
Total Liabilities	545,070	181,848
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,181,704 and 20,160,980 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	276,828	274,643
Retained earnings	110,005	58,783
Total Shareholders' Equity	386,853	333,446
Total Liabilities and Shareholders' Equity	$931,923	$515,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$99,312	$87,781	$165,724	$154,426
Contract services - related parties	600	600	1,200	1,200
Total Revenues	99,912	88,381	166,924	155,626
Costs and Expenses:
Lease operating expenses	17,514	8,062	26,389	14,892
Production and ad valorem taxes	7,221	5,526	11,331	9,028
Exploration costs	80	22	412	1,520
Depletion, depreciation, amortization and accretion	18,601	7,188	27,684	13,821
General and administrative:
Administrative costs	6,500	4,399	11,967	8,413
Share-based compensation expense	1,225	553	2,339	1,570
Cost of contract services - related parties	109	89	219	174
Transaction costs	3,652	—	5,539	2,638
Total Costs and Expenses	54,902	25,839	85,880	52,056
Income From Operations	45,010	62,542	81,044	103,570
Other Income (Expense):
Interest expense, net	(10,161)	(697)	(11,177)	(1,375)
Gain (loss) on derivatives	8,665	(12,363)	14,420	(61,995)
Loss from equity method investment	(4)	—	(236)	—
Total Other Income (Expense)	(1,500)	(13,060)	3,007	(63,370)
Net Income From Operations Before Income Taxes	43,510	49,482	84,051	40,200
Income tax expense	(10,442)	(10,927)	(19,132)	(8,813)
Net Income	$33,068	$38,555	$64,919	$31,387
Net Income per Share:
Basic	$1.68	$1.97	$3.30	$1.61
Diluted	$1.65	$1.96	$3.25	$1.60
Weighted Average Common Shares Outstanding:
Basic	19,671	19,542	19,660	19,521
Diluted	19,985	19,660	19,951	19,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472
Share-based compensation expense	14	—	1,225	—	1,225
Repurchased shares for tax withholding	(1)	—	(66)	—	(66)
Dividends declared	—	—	—	(6,846)	(6,846)
Net income	—	—	—	33,068	33,068
Balance, June 30, 2023	20,182	$20	$276,828	$110,005	$386,853

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2021	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	1,061	—	1,061
Repurchased shares for tax withholding	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	30	—	—	—	—
Dividends declared	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	19,854	$20	$272,459	$(47,241)	$225,238
Share-based compensation expense	—	—	828	—	828
Repurchased shares for tax withholding	(9)	—	(252)	—	(252)
Issuance of common shares under long-term incentive plan	20	—	—	—	—
Dividends declared	—	—	—	(6,159)	(6,159)
Net income	—	—	—	38,555	38,555
Balance, June 30, 2022	19,865	$20	$273,035	$(14,845)	$258,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities:
Net income	$64,919	$31,387
Adjustments to reconcile net income to net cash provided by operating activities:
Oil and natural gas lease expirations	388	1,464
Depletion, depreciation, amortization and accretion	27,684	13,821
(Gain) loss on derivatives	(14,420)	61,995
Settlements on derivative contracts	(7,391)	(44,158)
Amortization of deferred financing costs and discount	1,281	373
Share-based compensation expense	2,485	1,889
Deferred income tax expense	13,737	7,319
Other	236	—
Changes in operating assets and liabilities
Accounts receivable	(7,033)	(14,820)
Prepaid expenses and other current assets	(1,318)	1,861
Accounts payable and accrued liabilities	1,074	7,137
Inventory	(1,715)	665
Revenue payable	6,098	5,794
Other current liabilities	2,695	773
Net Cash Provided by Operating Activities	88,720	75,500
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(83,023)	(47,042)
Net assets acquired in business combination	(325,094)	—
Acquisitions of oil and natural gas properties	(5,443)	—
Contributions to equity method investment	(3,566)	—
Additions to other property and equipment	(277)	(1,470)
Net Cash Used in Investing Activities	(417,403)	(48,512)
Cash Flows from Financing Activities:
Deferred financing costs	(6,214)	(1,716)
Proceeds from revolving credit facility	178,000	4,000
Repayments under revolving credit facility	(19,000)	(8,000)
Proceeds from Senior Notes, net of discount	188,000	—
Repayments of Senior Notes	(5,000)	—
Payment of common share dividends	(13,363)	(12,198)
Common stock repurchased for tax withholding	(300)	(591)
Net Cash Provided by (Used in) Financing Activities	322,123	(18,505)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,560)	8,483
Cash and Cash Equivalents, Beginning of Period	13,301	8,317
Cash and Cash Equivalents, End of Period	$6,741	$16,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$9,060	$793
Income taxes	$3,688	$162
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(6,461)	$11,047
Right of use assets obtained in exchange for operating lease liability	$(517)	$(1,624)
Assets contributed to equity method investment	$2,272	$—
Asset retirement obligations assumed in acquisitions	$19,359	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Nature of Business
Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGL's in Texas and New Mexico. Our activities primarily include the horizontal development of conventional reservoirs on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas and Eddy County, New Mexico.
On April 3, 2023 (the “Closing Date”), the Company completed the acquisition of oil and natural gas assets (the “New Mexico Acquisition”) from Pecos Oil & Gas, LLC (“Pecos”), a Delaware limited liability company and an affiliate of Cibolo Energy Partners LLC. For further information regarding the New Mexico Acquisition, see Note 4 - Acquisitions of Oil and Natural Gas Properties.

(2)Basis of Presentation
Effective by the Company's Board of Directors written consent on September 23, 2022, the Company's fiscal year is now the period from January 1 to December 31, beginning with the year ended December 31, 2022.
These unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 include the accounts of Riley Permian and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including as a result of the impact of the New Mexico Acquisition, fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflict between Russia and Ukraine, the volatile inflationary environment in U.S. markets and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable
Accounts receivable is summarized below:

	June 30, 2023	December 31, 2022
	(In thousands)
Oil, natural gas and NGL sales	$31,105	$24,136
Joint interest accounts receivable	996	793
Other accounts receivable	483	622
Total accounts receivable	$32,584	$25,551

The Company had no allowance for credit losses at June 30, 2023 and December 31, 2022.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Deferred financing costs, net (1)	$3,763	$2,556
Right of use assets	1,573	1,370
Equity method investment	5,602	—
Other	104	249
Total other non-current assets, net	$11,042	$4,175
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's revolving credit facility which are amortized over the term of the revolving credit facility.
Equity method investment. In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation in Yoakum County, Texas using produced natural gas. RPC Power Holdco LLC, a wholly-owned subsidiary of REPX, has a 30% investment in the joint venture, RPC Power LLC ("RPC Power"). The Company contributed its portion of capital for construction of the onsite power generation. As of June 30, 2023, the Company had invested $5.8 million to date in the joint venture, comprised of $3.6 million in cash and $2.3 million of contributed assets, which was reduced by the loss during the six months ended June 30, 2023. The onsite power generation facility is expected to be placed in service late in the third quarter or during the fourth quarter of 2023.
The Company accounts for its corporate joint ventures under the equity method of accounting in accordance with FASB Accounting Standards Codification Topic 323 “Investments — Equity Method and Joint Ventures.” The Company applies the equity method of accounting to investments of less than 50% in an investee over which the Company exercises significant influence but does not have control. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is recognized in the condensed consolidated statements of operations.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued capital expenditures	$10,790	$16,744
Accrued lease operating expenses	6,687	4,607
Accrued general and administrative costs	4,914	2,286
Accrued inventory	2,284	6,235
Accrued ad valorem tax	2,635	3,789
Other accrued expenditures	1,570	1,921
Total accrued liabilities	$28,880	$35,582
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Advances from joint interest owners	$360	$192
Income taxes payable	4,291	1,194
Current ARO liabilities	1,486	314
Lease liabilities	789	538
Accounts payable - related parties	290	324
Total other current liabilities	$7,216	$2,562
Asset Retirement Obligations
Components of the changes in ARO consisted of the following and is shown below:

	June 30, 2023	December 31, 2022
	(In thousands)
ARO, beginning balance	$3,038	$2,453
Liabilities incurred	32	358
Liabilities assumed in acquisitions	19,359	—
Revision of estimated obligations	—	326
Liability settlements and disposals	(501)	(178)
Accretion	563	79
ARO, ending balance	22,491	3,038
Less: current ARO(1)	(1,486)	(314)
ARO, long-term	$21,005	$2,724
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Oil and natural gas sales:
Oil	$97,830	$82,501	$162,803	$144,877
Natural gas	40	2,850	564	4,639
Natural gas liquids	1,442	2,430	2,357	4,910
Total oil and natural gas sales, net	$99,312	$87,781	$165,724	$154,426
Deferred financing costs
Long-term debt includes capitalized costs related to the issuance of $200 million of 10.50% senior unsecured notes with final maturity due 2028 ("Senior Notes"), net of accumulated amortization. The costs associated with the Senior Notes are netted against the Senior Notes balance and are amortized over the term of the Senior Notes using the effective interest method. See Note 9 - Long-Term Debt for additional information.
Recent Accounting Pronouncements
No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Company.

(4)Acquisitions of Oil and Natural Gas Properties
New Mexico Acquisition
On April 3, 2023, the Company completed the New Mexico Acquisition from Pecos for approximately $330 million, before customary purchase price adjustments. The assets acquired are located in Eddy County, New Mexico, and include approximately 10,600 total contiguous net acres of leasehold. The acquisition included 18 net horizontal wells and 250 net vertical wells. Additionally, the assets add significant drilling locations to the Company's inventory.
The Company funded the New Mexico Acquisition through a combination of borrowings under the Company's revolving credit facility and proceeds from the issuance of $200 million of Senior Notes, including application of a $33 million escrow deposit paid during the three months ended March 31, 2023 with borrowings under the revolving credit facility. For further information regarding the financing for the New Mexico Acquisition, see Note 9 - Long-Term Debt.
The New Mexico Acquisition qualified as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recognized at fair value as of the acquisition date. The preliminary purchase price allocation is subject to change for up to one year subsequent to the Closing Date due to changes in the estimated fair value of the assets acquired and liabilities assumed in the New Mexico Acquisition. The assets acquired and liabilities assumed were recognized on the condensed consolidated balance sheet at fair value as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future development, future operating costs, future cash flows and the use of weighted average cost of capital. These inputs required the use of significant judgments and estimates at the date of valuation, and use of different estimates and judgments could yield different results.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents the preliminary allocation of the total purchase price of the New Mexico Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the Closing Date:

Preliminary purchase price allocation as of June 30, 2023 (in thousands):

Total cash consideration	$325,094

Assets acquired:
Inventory	$2,980
Oil and natural gas properties	342,776
Amount attributable to assets acquired	$345,756

Fair value of liabilities assumed:
Revenue payable	$1,386
Asset retirement obligations	19,276
Amount attributable to liabilities assumed	$20,662

Net assets acquired	$325,094

Transaction costs associated with the acquisition were approximately $3.7 million and $5.5 million for the three and six months ended June 30, 2023, respectively, and are included on the accompanying condensed consolidated statements of operations.
Post-Acquisition Operating Results
The results of operations attributable to the New Mexico Acquisition since the Closing Date have been included in the condensed consolidated statements of operations and include $24.4 million of total revenue and $15.6 million of earnings for the three months ended June 30, 2023.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three and six months ended June 30, 2023 and 2022 reflect the consolidated results of operations of the Company as if the New Mexico Acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2022 instead of being recorded in the three months ended March 31, 2023 and June 30, 2023, (ii) amortization for the discount and deferred financing costs and interest expense related to the Senior Notes, (iii) depletion, depreciation and amortization expense, and (iv) interest expense related to Pecos that would not have been recognized had the Company acquired the assets. In addition, the pro forma information has been effected for taxes with a 23% tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Total revenues	$99,912	$115,878	$197,519	$214,654
Net income	$36,956	$45,142	$76,799	$45,441
Basic net income per common share	$1.88	$2.31	$3.91	$2.33
Diluted net income per common share	$1.85	$2.30	$3.85	$2.31
The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the New Mexico Acquisition been completed as of January 1, 2022 and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.
Other Acquisitions
On April 21, 2023, the Company completed an asset acquisition of interests in oil and natural gas leases primarily related to non-producing leasehold in Yoakum County, TX, within the San Andres formation in the Permian Basin for a purchase price of approximately $5.4 million, subject to customary post-closing adjustments. The Company accounted for this acquisition as an acquisition of assets.

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	June 30, 2023	December 31, 2022
	(In thousands)
Proved	$836,379	$516,011
Unproved	111,600	12,770
Work-in-progress	54,560	45,169
	1,002,539	573,950
Accumulated depletion, amortization and impairment	(160,648)	(133,848)
Total oil and natural gas properties, net	$841,891	$440,102
Depletion and amortization expense for proved oil and natural gas properties was $17.9 million and $7.0 million, respectively, for the three months ended June 30, 2023 and 2022 and $26.8 million and $13.4 million, respectively, for the six months ended June 30, 2023 and 2022.
Exploration expense was $80 thousand and $22 thousand, respectively, for the three months ended June 30, 2023 and 2022 and $0.4 million and $1.5 million, respectively, for the six months ended June 30, 2023 and 2022.
On April 3, 2023, the Company closed on the New Mexico Acquisition. For further information regarding the acquisition, see Note 4 - Acquisitions of Oil and Natural Gas Properties.

(6)Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use also limits future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in the condensed consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, the Company’s oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of June 30, 2023, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q3 2023	407,000	$67.97
Q4 2023	347,000	$67.68
2024	420,000	$71.77

Natural Gas Swaps (Mcf)
Q3 2023	450,000	$2.60
Q4 2023	550,000	$3.24
2024	1,725,000	$3.41
2025	375,000	$4.05

Oil Collars (Bbl)
Q3 2023	330,000		$68.64	$88.85
Q4 2023	330,000		$68.64	$88.85
2024	1,621,000		$61.12	$84.39
2025	423,000		$60.00	$77.23

Natural Gas Collars (Mcf)
Q3 2023	300,000		$2.55	$3.20
Q4 2023	300,000		$3.12	$4.07
2024	1,065,000		$3.19	$4.14
2025	555,000		$3.30	$4.49

Oil Basis (Bbl)
Q3 2023	360,000	$1.28
Q4 2023	360,000	$1.28
2024	960,000	$0.87
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month CME Term SOFR Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s revolving credit facility.

The following table summarizes the open interest rate derivative positions as of June 30, 2023:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
April 2024 - April 2026	$30,000	3.18%
April 2024 - April 2026	$50,000	3.039%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,215	$(5,291)	$3,924
Non-current derivative assets	9,300	(5,501)	3,799
Current derivative liabilities	(7,408)	5,291	(2,117)
Non-current derivative liabilities	(5,761)	5,501	(260)
Total	$5,346	$—	$5,346

	December 31, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$64	$(44)	$20
Non-current derivative assets	9	(9)	—
Current derivative liabilities	(16,516)	44	(16,472)
Non-current derivative liabilities	(21)	9	(12)
Total	$(16,464)	$—	$(16,464)
The following table presents the components of the Company's gain (loss) on derivatives for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Settlements on derivative contracts	$(2,303)	$(25,783)	$(7,391)	$(44,158)
Non-cash gain (loss) on derivatives	10,968	13,420	21,811	(17,837)
Gain (loss) on derivatives	$8,665	$(12,363)	$14,420	$(61,995)

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
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and asset retirement obligations assumed in the New Mexico Acquisition are considered Level 3 measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$17,221	$—	$17,221
Interest rate assets	$—	$1,294	$—	$1,294
Financial liabilities:
Commodity derivative liabilities	$—	$(13,169)	$—	$(13,169)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$73	$—	$73
Financial liabilities:
Commodity derivative liabilities	$—	$(16,537)	$—	$(16,537)

The following table summarizes the fair value and carrying amount of the Company's financial instruments.

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Revolving Credit Facility (Level 2)	$215,000	$215,000	$56,000	$56,000
Senior Notes (Level 2)	$179,256	$195,000	$—	$—
The carrying value reported for the revolving credit facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes were determined utilizing a discounted cash flow approach.

(8)Transactions with Related Parties
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Combo	$300	$300	$600	$600
REG	300	300	600	600
Contract services - related parties	$600	$600	$1,200	$1,200

Cost of contract services	$109	$89	$219	$174
The Company had amounts payable to Combo of $0.3 million and $0.4 million at June 30, 2023 and December 31, 2022, respectively, which are reflected in other current liabilities, respectively, on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. The Company incurred legal fees from di Santo Law of approximately $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had approximately zero and $0.2 million in amounts accrued for di Santo Law, which was included in other current liabilities in the accompanying condensed consolidated balance sheets.

(9)Long-Term Debt
The following table summarizes the Company's outstanding debt:

	June 30, 2023	December 31, 2022
	(In thousands)
Credit Facility	$215,000	$56,000
Senior Notes
Principal	$195,000	$—
Less: Unamortized discount(1)	11,362	—
Less: Unamortized deferred financing costs(2)	4,382	—
Total Senior Notes	$179,256	$—

Less: Current portion of long-term debt(3)	20,000	—
Total long-term debt	$374,256	$56,000
_____________________
(1)Unamortized discount on long-term debt is amortized over the life of the respective debt.
(2)As of June 30, 2023, unamortized deferred financing costs are attributable to and amortized over the life of the Senior Notes.
(3)As of June 30, 2023, current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facility
As of June 30, 2023, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a borrowing base of $325 million (such agreement and the borrowing facility provided thereby, the “Credit Facility”). On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the New Mexico Acquisition, the Company entered into the fourteenth amendment (the "Fourteenth Amendment") to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility. The following table summarizes the Credit Facility balances:

	June 30, 2023	December 31, 2022
	(In thousands)
Outstanding borrowings	$215,000	$56,000
Available under the borrowing base	$110,000	$169,000
Senior Notes
On April 3, 2023, and concurrent with the closing of the New Mexico Acquisition, the Company (as “Issuer”) completed its issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity April 2028 pursuant to a note purchase agreement (the “Note Purchase Agreement”), with the Senior Notes issued at a 6% discount. The net proceeds from the Senior Notes were used to fund a portion of the purchase price and related fees, costs and expenses for the New Mexico Acquisition.
Interest is due and payable at the end of each quarter. In addition to interest, the Issuer will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of June 30, 2023, the Company had $20 million in current liabilities on the condensed consolidated balance sheet related to the quarterly principal payments due within the next 12 months.

The Issuer may, at its option, redeem, at any time and from time to time on or prior to April 3, 2026, some or all of the Senior Notes at 100% of the principal amount thereof plus the make-whole amount plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After April 3, 2026, but on or prior to October 3, 2026, the Issuer may, at its option, redeem, at any time and from time to time some or all of the Senior Notes at 100% of the principal amount thereof plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After October 3, 2026, the Issuer may redeem some or all of the Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer. Certain note features, including those discussed above, were evaluated and deemed to be remote. Due to the remote nature, the fair value of these features was estimated to be approximately zero.

The Senior Notes contain certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of less than 3.00 to 1.00 and (ii) an asset coverage ratio greater than 1.50 to 1.00 as of the last day of any quarter beginning with the first full quarter following the Closing Date of the Senior Notes. The Senior Notes also contain a total leverage ratio and an asset coverage ratio for Restricted Payments, as defined in the Senior Notes. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.00 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. In addition to and after giving effect to such Restricted Payments, the outstanding balance on the Company's Credit Facility must be greater than or equal to 15% of the lesser of the then effective Borrowing Base and the Aggregate Elected Commitment Amount. Upon issuance of the Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on its proved developed producing projected volumes for each commodity on a rolling 18-month basis.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense	$9,771	$583	$11,065	$1,107
Capitalized interest	(835)	(190)	(1,450)	(330)
Amortization of deferred financing costs	450	182	643	373
Amortization of discount on Senior Notes	638	—	638	—
Unused commitment fees on Credit Facility	137	122	281	225
Total interest expense, net	$10,161	$697	$11,177	$1,375

As of June 30, 2023 and December 31, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 8.50% and 7.17%, respectively.
As of June 30, 2023, the Senior Notes had $11.4 million of unamortized discount and $4.4 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.40% during the six months ended June 30, 2023.
As of June 30, 2023, the Company was in compliance with the financial covenants under its debt agreements.

(10)Shareholders' Equity
Dividends
For the three months ended June 30, 2023 and 2022, the Company declared quarterly dividends on its common stock totaling approximately $6.8 million and $6.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company declared quarterly dividends on its common stock totaling approximately $13.7 million and $12.3 million, respectively.
Equity-Based Compensation
On April 21, 2023, at the Company's annual meeting of stockholders, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") that increased the total number of shares of Common Stock, par value $0.001 per share, by 950,000 shares that may be utilized for awards pursuant to the Plan from 1,387,022 to 2,337,022. The A&R LTIP is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2023. The A&R LTIP had 1,365,498 shares available as of June 30, 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the six months ended June 30, 2023 under the A&R LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	536,209	$18.39
Granted	30,644	$37.43
Vested	(58,626)	$20.26
Forfeited	(866)	$16.30
Unvested at June 30, 2023	507,361	$19.11

For the three months ended June 30, 2023 and 2022, the total equity-based compensation expense was $1.2 million and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, the total equity-based compensation expense was $2.5 million and $1.9 million, respectively. Equity-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $7.0 million of additional equity-based compensation expense will be recognized over the weighted average life of 22 months for the unvested restricted share awards as of June 30, 2023 granted under the A&R LTIP.

(11)Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Current income tax expense:
Federal	$1,574	$531	$4,781	$1,299
State	414	184	614	195
Total current income tax expense	$1,988	$715	$5,395	$1,494
Deferred income tax expense:
Federal	$7,207	$9,875	$12,295	$6,981
State	1,247	337	1,442	338
Total deferred income tax expense	$8,454	$10,212	$13,737	$7,319
Total income tax expense	$10,442	$10,927	$19,132	$8,813

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	—%	0.2%	—%	0.4%
Share-based compensation	(0.1)%	—%	(0.2)%	(0.4)%
State income taxes, net of federal benefit	3.0%	0.8%	1.9%	0.9%
Effective income tax rate	23.9%	22.0%	22.7%	21.9%
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

(12)Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share)

Net income	$33,068	$38,555	$64,919	$31,387

Basic weighted-average common shares outstanding	19,671	19,542	19,660	19,521
Restricted shares	314	118	291	125
Diluted weighted average common shares outstanding	19,985	19,660	19,951	19,646

Basic net income per common share	$1.68	$1.97	$3.30	$1.61
Diluted net income per share	$1.65	$1.96	$3.25	$1.60

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted shares	186,079	201,739	209,564	195,036

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13)Commitments and Contingencies
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
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of June 30, 2023 and December 31, 2022. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of June 30, 2023 or December 31, 2022.
Contractual Commitments
In October 2021, the Company executed an agreement related to its EOR project. This agreement is a CO2 purchase agreement that has a daily contract quantity with Kinder Morgan CO2 Company, LLC that has a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025.
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

(14)Subsequent Events
Dividend Declaration
On July 10, 2023, the Board of Directors of the Company declared a cash dividend of $0.34 per share of common stock payable on August 3, 2023 to its shareholders of record at the close of business on July 20, 2023.

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

Overview
We operate in the upstream segment of the oil and natural gas industry and are focused on steadily growing conventional reserves, production and cash flow through the acquisition, exploration, development and production of oil, natural gas and NGLs primarily in the Permian Basin in West Texas. The Company’s activities are primarily focused on the horizontal development of conventional reservoirs on the Northwest Shelf of the Permian Basin. We intend to continue to develop our reserves through development drilling and exploration activities and through acquisitions that meet our strategic and financial objectives.
Financial and Operating Highlights
Financial and operating results reflect the following:
•Closed on the acquisition of oil and natural gas assets in New Mexico and successfully transitioned operations to the Company
•Increased total net equivalent production by 109% to 21.2 MBoe/d for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 and 73% to 17.2 MBoe/d for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022
•During the three and six months ended June 30, 2023, 6 gross (5.2 net) and 13 gross (10.5 net) horizontal wells, respectively, were brought online to production
•Realized average combined price on production sold of $51.38 and $53.15 per Boe, before derivative settlements, during the three and six months ended June 30, 2023, including $71.41 and $71.94 per barrel for oil
•Generated cash flow from operations of $88.7 million for the six months ended June 30, 2023
•Incurred total accrued (activity based) capital expenditures before acquisitions of $39.0 million and $80.9 million for the three and six months ended June 30, 2023
•Paid cash dividends on common shares of $6.7 million and $13.4 million during the three and six months ended June 30, 2023, respectively, and announced latest dividend of $0.34 per share with a record date of July 20, 2023, to be paid on August 3, 2023, for a total of $6.9 million
•$6.7 million in cash and $394 million in total debt as of June 30, 2023

Recent Developments
Market Conditions, Commodity Prices and Interest Rates
U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Recent measures have been taken by the U.S. Federal Reserve to combat persistent inflation by increasing interest rates throughout 2022 and 2023. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022 and into 2023. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.
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
New Mexico Acquisition
On April 3, 2023, the Company completed the New Mexico Acquisition from Pecos for approximately $330 million, subject to customary purchase price adjustments pursuant to the Purchase Agreement. The New Mexico Acquisition was funded through a combination of borrowings under the Company's Credit Facility and proceeds from the issuance of $200 million of Senior Notes.
Power Joint Venture
In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation using produced natural gas. The Company has an initial 30% investment in the joint venture company, RPC Power, and is committed to providing its portion of capital. The onsite power generation facility is expected to be placed in service late in the third quarter or during the fourth quarter of 2023.

Results of Operations
Comparison for the three and six months ended June 30, 2023 and 2022.
The following table sets forth selected operating data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues (in thousands):
Oil sales	$97,830	$82,501	$162,803	$144,877
Natural gas sales	40	2,850	564	4,639
Natural gas liquids sales	1,442	2,430	2,357	4,910
Oil and natural gas sales, net	$99,312	$87,781	$165,724	$154,426

Production Data, net:
Oil (MBbls)	1,370	761	2,263	1,435
Natural gas (MMcf)	1,677	572	2,626	1,254
Natural gas liquids (MBbls)	283	70	417	163
Total (MBoe)	1,933	926	3,118	1,807

Daily combined volumes (Boe/d)	21,236	10,176	17,225	9,983
Daily oil volumes (Bbls/d)	15,055	8,363	12,503	7,926

Average Realized Prices:
Oil ($ per Bbl)	$71.41	$108.41	$71.94	$100.96
Natural gas ($ per Mcf)	0.02	4.98	0.21	3.70
Natural gas liquids ($ per Bbl)	5.10	34.71	5.65	30.12
Combined ($ per Boe)	$51.38	$94.80	$53.15	$85.46

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$69.46	$77.31	$68.51	$72.31
Natural gas ($ per Mcf)	0.24	1.29	0.35	1.27
Natural gas liquids ($ per Bbl)	5.10	34.71	5.65	30.12
Combined ($ per Boe)	$50.19	$66.97	$50.78	$61.02
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

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The Company’s total oil and natural gas revenue, net increased $11.5 million, or 13%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The Company’s combined volumes increased by 1,007 MBoe, or 109% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, partially offset by the realized average combined price on its production which decreased by $43.42 per Boe, or 46% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Oil revenues
•For the three months ended June 30, 2023, oil revenues increased by $15.3 million, or 19%, compared to the three months ended June 30, 2022. Of the increase, $66 million was attributable to an increase in volume, partially offset by a $50.7 million decrease in our realized price. Volumes increased by 80%, while realized prices decreased by 34% compared to the three months ended June 30, 2022. The New Mexico Acquisition contributed $22.6 million to the Company's oil revenues for the period.
•Oil volumes increased during the three months ended June 30, 2023 due to the New Mexico Acquisition, production from new wells and workovers performed on existing historical wells. During the three months ended June 30, 2023, the New Mexico Acquisition contributed oil volumes of approximately 313 MBbls.
•The average WTI price decreased by $35.30 per Bbl during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, respectively.
Natural gas revenues
•For the three months ended June 30, 2023, natural gas revenues decreased by $2.8 million, compared to the three months ended June 30, 2022. Of the decrease, $8.3 million was attributable to a decrease in realized prices, partially offset by $5.5 million attributable to an increase in volume. Volumes increased by 193%, while realized prices decreased by nearly 100%. The New Mexico Acquisition contributed 675 MMcf and $0.3 million, respectively, to the Company's natural gas volumes and revenues for the period.
•The average Henry Hub price decreased by $5.33 per Mcf during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Natural gas liquids revenues
•For the three months ended June 30, 2023, NGL revenues decreased by $1.0 million compared to the three months ended June 30, 2022. Of the decrease, $8.4 million was attributable to a decrease in realized price, partially offset by $7.4 million attributable to an increase in volume. Volumes increased by 304%, while realized prices decreased by

85%. The New Mexico Acquisition contributed 144 MBbls and $1.5 million, respectively, to the Company's natural gas liquids volumes and revenues for the period.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The Company’s total oil and natural gas revenue, net increased $11.3 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The Company’s combined volumes increased by 1,311 MBoe, or 73% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by the realized average combined price on its production decreased by $32.31 per Boe, or 38% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Oil revenues
•For the six months ended June 30, 2023, oil revenues increased by $17.9 million, or 12%, compared to the six months ended June 30, 2022. Of the increase, $83.6 million was attributable to an increase in volume, partially offset by a $65.7 million decrease in our realized price. Volumes increased by 58%, while realized prices decreased by 29% compared to the six months ended June 30, 2022. The New Mexico Acquisition contributed $22.6 million to the Company's oil revenues for the period.
•Oil volumes increased during the six months ended June 30, 2023 due to the New Mexico Acquisition, production from new wells and workovers performed on existing historical wells. During the six months ended June 30, 2023, the New Mexico Acquisition contributed oil volumes of approximately 313 MBbls.
•The average WTI price decreased by $27.27 per Bbl during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, respectively.
Natural gas revenues
•For the six months ended June 30, 2023, natural gas revenues decreased by $4.1 million, compared to the six months ended June 30, 2022. Of the decrease, $9.2 million was attributable to a decrease in realized prices, partially offset by $5.1 million attributable to an increase in volume. Volumes increased by 109%, while realized prices decreased by 94%. The New Mexico Acquisition contributed 675 MMcf and $0.3 million, respectively, to the Company's natural gas volumes and revenues for the period.
•The average Henry Hub price decreased by $3.68 per Mcf during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Natural gas liquids revenues
•For the six months ended June 30, 2023, NGL revenues decreased by $2.6 million compared to the six months ended June 30, 2022. Of the decrease, $10.3 million was attributable to a decrease in realized price, partially offset by $7.7 million attributable to an increase in volume. Volumes increased by 157%, while realized prices decreased by 81%. The New Mexico Acquisition contributed 144 MBbls and $1.5 million, respectively, to the Company's natural gas liquids volumes and revenues for the period.

Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Contract services - related parties(1)	$600	$600	$1,200	$1,200
Cost of contract services - related parties(2)	109	89	219	174
Gross profit from contract services	$491	$511	$981	$1,026
_____________________
(1)The Company’s contract services - related parties revenue is derived from master service agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs and Expenses:	(In thousands)
Lease operating expenses	$17,514	$8,062	$26,389	$14,892
Production and ad valorem taxes	$7,221	$5,526	$11,331	$9,028
Exploration costs	$80	$22	$412	$1,520
Depletion, depreciation, amortization and accretion	$18,601	$7,188	$27,684	$13,821

Administrative costs	$6,500	$4,399	$11,967	$8,413
Share-based compensation	1,225	553	2,339	1,570
General and administrative expense	$7,725	$4,952	$14,306	$9,983

Transaction costs	$3,652	$—	$5,539	$2,638
Interest expense, net	$10,161	$697	$11,177	$1,375
(Gain) loss on derivatives	$(8,665)	$12,363	$(14,420)	$61,995
Loss from equity method investment	$4	$—	$236	$—
Income tax expense	$10,442	$10,927	$19,132	$8,813

Lease Operating Expenses ("LOE")
LOE are the costs incurred in the operation and maintenance of producing properties. Expenses for electricity, compression, direct labor, saltwater disposal and materials and supplies comprise the most significant portion of our lease operating expenses. Certain operating cost components, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities or subsurface maintenance result in increased production expenses in periods during which they are performed. Certain operating cost components, such as compression and saltwater disposal associated with completion water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $9.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, the increase was driven by a $4.7 million increase due to higher production, including $3.7 million attributable to the New Mexico Acquisition, and a $3.8 million increase due to higher workover expense, including $2.6 million attributable to the New Mexico Acquisition. In addition, increases of $1.0 million related to utility rates, field payroll, and saltwater disposal charges were incurred during the three months ended June 30, 2023.

The Company’s LOE increased by $11.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, the increase was driven by a $6.7 million increase due to higher production, including $3.7 million attributable to the New Mexico Acquisition, and a $4.9 million increase due to higher workover expense, including $2.6 million attributable to the New Mexico Acquisition. These increases were partially offset by a $0.1 million decrease in LOE expense related to utility rates, field payroll, and saltwater disposal charges.
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

Production and ad valorem taxes increased by $1.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and $2.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases are primarily attributable to the New Mexico Acquisition with a slight increase in ad valorem taxes.
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. Exploration expense increased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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

Depletion, depreciation, amortization and accretion expense increased by $11.4 million for the three months ended June 30, 2023, and $13.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases were primarily due to a $6.4 million increase due to the New Mexico Acquisition along with higher production on historical properties.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $2.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased employee count, professional services, insurance, and technology costs.

Total G&A expense increased by $4.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $3.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased employee count, professional services, insurance, and technology costs.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. The transaction costs of $3.7 million and $5.5 million for the three and six months ended June 30, 2023 primarily relate to the New Mexico Acquisition. During the six months ended June 30, 2022, the transaction costs of $2.6 million primarily related to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions.
Interest Expense
Interest expense increased by $9.5 million during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, and $9.8 million during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The increase in interest expense is due to the higher debt balances as a result of financing for the New Mexico Acquisition.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Settlements on derivative contracts	$(2,303)	$(25,783)	$(7,391)	$(44,158)
Non-cash gain (loss) on derivatives	10,968	13,420	21,811	(17,837)
Gain (loss) on derivatives	$8,665	$(12,363)	$14,420	$(61,995)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains, while future commodity price increases between measurement periods result in mark-to-market losses.
The gain (loss) on derivatives for the three months ended June 30, 2023 and 2022 was $8.7 million and $(12.4) million, respectively. The non-cash gains on derivatives for the three months ended June 30, 2023 and 2022 were driven by higher contract pricing when compared to forward pricing at June 30, 2023 and 2022, respectively. The decrease in the loss on settlements on derivatives was due to the decrease in oil and natural gas prices for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The gain (loss) on derivatives for the six months ended June 30, 2023 and 2022 was $14.4 million and $(62.0) million, respectively. The non-cash gain on derivatives for the six months ended June 30, 2023 was driven by new contracts entered into during the period and higher contract pricing when compared to forward pricing at June 30, 2023. The non-cash loss on derivatives for the six months ended June 30, 2022 was driven by lower contract pricing when compared to forward pricing at June 30, 2022. The decrease in the loss on settlements on derivatives was due to the decrease in oil and natural gas prices for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Income Tax Expense
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 11 - Income Taxes to the Company's consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Current income tax expense	$1,988	$715	$5,395	$1,494
Deferred income tax expense	8,454	10,212	13,737	7,319
Total income tax expense	$10,442	$10,927	$19,132	$8,813

Effective income tax rate	23.9%	22.0%	22.7%	21.9%

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
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Both purchaser and market constraints could impact our gas sales in the future. The Company may also experience periodic curtailments on natural gas produced in excess of our contractual processing capacity. Likewise, our ability to issue equity and obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations.

Beginning in the third quarter of 2023, a portion of the Company's oil, natural gas and NGL sales have been negatively impacted due to downstream operational disruptions encountered by third parties we rely on to process our oil and natural gas production. As a result of the disruptions, the Company chose to temporarily shut in its New Mexico field to prevent flaring until volumes could be processed again, with some wells still shut-in as of August 7, 2023. The Company continues to monitor its counterparties' ability to process its production. Management currently estimates that such production shut-ins to date have not resulted in a material adverse effect on the Company’s results of operations. The disruption arising from this and similar circumstances may last from a few days to several months and management is unable to forecast the financial impact of any such future disruption; however, at this time, the Company anticipates maintaining full-year average production results.

For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of June 30, 2023, we had a working capital deficit of $33.7 million compared to a deficit of $25.3 million as of December 31, 2022. The working capital deficit at June 30, 2023 reflects an increase in both current assets and current liabilities due to the New Mexico Acquisition. Current liabilities increased $20 million for the current portion of our long-term debt from the addition of the Senior Notes during the second quarter, partially offset by $2.1 million in current derivative liabilities compared to $16.5 million in current derivative liabilities at December 31, 2022. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of June 30, 2023 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Statement of Cash Flows Data:
Net cash provided by operating activities	$88,720	$75,500
Net cash used in investing activities	$(417,403)	$(48,512)
Net cash provided by (used in) financing activities	$322,123	$(18,505)
Operating Activities
The Company’s net cash provided by operating activities increased to $88.7 million for the six months ended June 30, 2023 from $75.5 million for the six months ended June 30, 2022. The increase in net cash provided by operating activities is primarily due to an increase in operating revenues, which is driven by increased production.

Investing Activities
The Company's cash flows used in investing activities increased by $368.9 million to $417.4 million for the six months ended June 30, 2023 from $48.5 million for the six months ended June 30, 2022. The increase was primarily due to the Company's New Mexico Acquisition of $325 million for the six months ended June 30, 2023, with no comparable items for the six months ended June 30, 2022. Additionally, the Company incurred higher capital spending of $36.0 million related to increased activity during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Financing Activities
Net cash flows provided by financing activities were $322.1 million for the six months ended June 30, 2023 compared to net cash flows used in financing activities of $18.5 million for the six months ended June 30, 2022. The Company's primary financing activities consist of the following:

	Six Months Ended June 30,
	2023	2022
	(In thousands)

Deferred financing costs	$(6,214)	$(1,716)
Net proceeds (repayments) from revolving credit facility	$159,000	$(4,000)
Proceeds from Senior Notes, net of discount and repayments	$183,000	$—
Payment of common share dividends	$(13,363)	$(12,198)
See Note 9 -Long-Term Debt in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1. for a description of the Company's debt agreements.
Distributions
For the six months ended June 30, 2023, the Company authorized and declared quarterly dividends totaling approximately $13.7 million, with $13.4 million paid in cash and $0.3 million payable to restricted shareholders upon vesting.
Contractual Obligations
In January 2023, the Company entered into an agreement to form a joint venture with Conduit Power LLC. The Company is committed to contribute its portion of capital expenditures into the joint venture company, RPC Power. In conjunction with the formation of the joint venture, the Company entered into additional agreements with RPC Power or one of its subsidiaries. These agreements include RPC Power providing operational expertise on the implementation and management of the power generation for a monthly fee of $20 thousand and the Company committing to provide the natural gas needed to fuel the onsite power generators through 2028. See Note 13 - Commitments and Contingencies in our notes to the condensed consolidated financial statements.

Critical Accounting Estimates
The Company's critical accounting policies and estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2023 are the same as those described in Riley Permian's Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. The ultimate outcome of any such proceedings or claims, and any resulting impact on us, cannot be predicted with certainty. The Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect on our financial condition, liquidity, capital resources, results of operations or cash flows.

Refer to "Part I. Item 3 - Legal Proceedings" of Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2022, and "Part I. Item 1. Note 13 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q (which is incorporated by reference herein) for additional information.

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

RILEY EXPLORATION PERMIAN, INC.

Date: August 7, 2023	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer