Form 10-Q
period 2023-09-30
Riley Exploration Permian, Inc.
filed 2023-11-07
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of November 2, 2023 was 20,426,199.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
ATM	At-the-market equity sales program
CME	Chicago Mercantile Exchange
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
•cost and availability of gathering, pipeline, refining, transportation and other midstream and downstream activities, which could result in a prolonged shut-in of our wells that may adversely affect our reserves, financial condition and results of operations;
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
•general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the Israel-Hamas conflict, and the global response to such conflicts;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2023	December 31, 2022
	(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$10,366	$13,301
Accounts receivable	45,322	25,551
Prepaid expenses and other current assets	2,206	3,236
Inventory	8,623	8,886
Current derivative assets	689	20
Total current assets	67,206	50,994
Oil and natural gas properties, net (successful efforts)	853,032	440,102
Other property and equipment, net	20,158	20,023
Non-current derivative assets	1,356	—
Other non-current assets, net	11,487	4,175
Total Assets	$953,239	$515,294
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$12,764	$3,939
Accrued liabilities	23,988	35,582
Revenue payable	28,648	17,750
Current derivative liabilities	19,103	16,472
Current portion of long-term debt	20,000	—
Other current liabilities	2,798	2,562
Total Current Liabilities	107,301	76,305
Non-current derivative liabilities	6,672	12
Asset retirement obligations	21,089	2,724
Long-term debt	365,069	56,000
Deferred tax liabilities	63,358	45,756
Other non-current liabilities	970	1,051
Total Liabilities	564,459	181,848
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,146,394 and 20,160,980 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	276,845	274,643
Retained earnings	111,915	58,783
Total Shareholders' Equity	388,780	333,446
Total Liabilities and Shareholders' Equity	$953,239	$515,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$107,694	$87,471	$273,418	$241,897
Contract services - related parties	600	600	1,800	1,800
Total Revenues	108,294	88,071	275,218	243,697
Costs and Expenses:
Lease operating expenses	16,898	8,813	43,287	23,705
Production and ad valorem taxes	7,242	5,826	18,573	14,854
Exploration costs	231	20	643	1,540
Depletion, depreciation, amortization and accretion	18,706	8,346	46,390	22,167
General and administrative:
Administrative costs	5,530	5,154	17,497	13,567
Share-based compensation expense	1,109	704	3,448	2,274
Cost of contract services - related parties	128	89	347	263
Transaction costs	221	—	5,760	2,638
Total Costs and Expenses	50,065	28,952	135,945	81,008
Income From Operations	58,229	59,119	139,273	162,689
Other Income (Expense):
Interest expense, net	(10,338)	(585)	(21,515)	(1,960)
Gain (loss) on derivatives	(35,345)	17,600	(20,925)	(44,395)
Gain (loss) from equity method investment	23	—	(213)	—
Total Other Income (Expense)	(45,660)	17,015	(42,653)	(46,355)
Net Income From Operations Before Income Taxes	12,569	76,134	96,620	116,334
Income tax expense	(3,922)	(16,317)	(23,054)	(25,130)
Net Income	$8,647	$59,817	$73,566	$91,204
Net Income per Share:
Basic	$0.44	$3.06	$3.74	$4.67
Diluted	$0.43	$3.05	$3.68	$4.65
Weighted Average Common Shares Outstanding:
Basic	19,680	19,546	19,667	19,530
Diluted	19,989	19,587	19,964	19,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472
Share-based compensation expense	14	—	1,225	—	1,225
Repurchased shares for tax withholding	(1)	—	(66)	—	(66)
Dividends declared	—	—	—	(6,846)	(6,846)
Net income	—	—	—	33,068	33,068
Balance, June 30, 2023	20,182	$20	$276,828	$110,005	$386,853
Share-based compensation expense	(6)	—	1,109	—	1,109
Repurchased shares for tax withholding	(39)	—	(1,179)	—	(1,179)
Issuance of common shares under ATM	9	—	87	—	87
Dividends declared	—	—	—	(6,737)	(6,737)
Net income	—	—	—	8,647	8,647
Balance, September 30, 2023	20,146	$20	$276,845	$111,915	$388,780

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2021	19,837	$20	$271,737	$(33,919)	$237,838
Share-based compensation expense	—	—	1,061	—	1,061
Repurchased shares for tax withholding	(13)	—	(339)	—	(339)
Issuance of common shares under long-term incentive plan, net	30	—	—	—	—
Dividends declared	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	(7,168)	(7,168)
Balance, March 31, 2022	19,854	$20	$272,459	$(47,241)	$225,238
Share-based compensation expense	—	—	828	—	828
Repurchased shares for tax withholding	(9)	—	(252)	—	(252)
Issuance of common shares under long-term incentive plan	20	—	—	—	—
Dividends declared	—	—	—	(6,159)	(6,159)
Net income	—	—	—	38,555	38,555
Balance, June 30, 2022	19,865	$20	$273,035	$(14,845)	$258,210
Share-based compensation expense, net	—	—	795	—	795
Repurchased shares for tax withholding	—	—	(9)	—	(9)
Issuance of common shares under long-term incentive plan, net	317	—	—	—	—
Dividends declared	—	—	—	(6,159)	(6,159)
Net income	—	—	—	59,817	59,817
Balance, September 30, 2022	20,182	$20	$273,821	$38,813	$312,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities:
Net income	$73,566	$91,204
Adjustments to reconcile net income to net cash provided by operating activities:
Oil and natural gas lease expirations	619	1,465
Depletion, depreciation, amortization and accretion	46,390	22,167
(Gain) loss on derivatives	20,925	44,395
Settlements on derivative contracts	(13,660)	(61,198)
Amortization of deferred financing costs and discount	2,470	548
Share-based compensation expense	3,594	2,684
Deferred income tax expense	17,602	23,202
Other	188	—
Changes in operating assets and liabilities
Accounts receivable	(19,771)	(9,461)
Prepaid expenses and other current assets	(2,216)	1,513
Accounts payable and accrued liabilities	6,720	5,710
Inventory	(2,108)	286
Revenue payable	9,423	6,398
Other current liabilities	(2,370)	1,439
Net Cash Provided by Operating Activities	141,372	130,352
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(114,298)	(82,101)
Net assets acquired in business combination	(324,686)	—
Acquisitions of oil and natural gas properties	(5,443)	—
Contributions to equity method investment	(3,566)	—
Additions to other property and equipment	(499)	(1,081)
Net Cash Used in Investing Activities	(448,492)	(83,182)
Cash Flows from Financing Activities:
Deferred financing costs	(6,250)	(1,722)
Proceeds from revolving credit facility	178,000	4,000
Repayments under revolving credit facility	(24,000)	(21,000)
Proceeds from Senior Notes, net of discount	188,000	—
Repayments of Senior Notes	(10,000)	—
Payment of common share dividends	(20,173)	(18,257)
Proceeds from issuance of common stock, net of issuance costs	87	—
Common stock repurchased for tax withholding	(1,479)	(600)
Net Cash Provided by (Used in) Financing Activities	304,185	(37,579)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,935)	9,591
Cash and Cash Equivalents, Beginning of Period	13,301	8,317
Cash and Cash Equivalents, End of Period	$10,366	$17,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$18,140	$1,866
Income taxes	$4,633	$—
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(9,662)	$11,971
Right of use assets obtained in exchange for operating lease liability	$(517)	$1,624
Assets contributed to equity method investment	$2,272	$—
Asset retirement obligations assumed in acquisitions	$19,359	$—
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
These unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 include the accounts of Riley Permian and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
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
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including as a result of the impact of the New Mexico Acquisition, fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflicts between Russia and Ukraine and Israel and Hamas, the volatile inflationary environment in U.S. markets and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
properties, accounts receivable, accrued capital expenditures and operating expenses, ARO, the fair value determination of acquired assets and assumed liabilities, certain tax accruals and the fair value of derivatives.
Accounts Receivable
Accounts receivable is summarized below:

	September 30, 2023	December 31, 2022
	(In thousands)
Oil, natural gas and NGL sales	$41,368	$24,136
Joint interest accounts receivable	3,581	793
Other accounts receivable	373	622
Total accounts receivable	$45,322	$25,551

As of December 31, 2021, the Company has accounts receivables from oil, natural gas and NGL sales of $17.6 million.
The Company had no allowance for credit losses at September 30, 2023 and December 31, 2022.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Deferred financing costs, net (1)	$3,468	$2,556
Right of use assets	1,379	1,370
Equity method investment	5,625	—
Other	1,015	249
Total other non-current assets, net	$11,487	$4,175
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's revolving credit facility which are amortized over the term of the revolving credit facility.
Equity method investment. In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation in Yoakum County, Texas using produced natural gas. RPC Power Holdco LLC, a wholly-owned subsidiary of REPX, has a 30% investment in the joint venture, RPC Power LLC ("RPC Power"). The Company contributed its portion of capital for construction of the onsite power generation. As of September 30, 2023, the Company had invested $5.8 million to date in the joint venture, comprised of $3.6 million in cash and $2.3 million of contributed assets, which was reduced by the loss during the nine months ended September 30, 2023. The onsite power generation facility is expected to be placed in service during the fourth quarter of 2023.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued capital expenditures	$7,295	$16,744
Accrued lease operating expenses	4,508	4,607
Accrued general and administrative costs	5,826	2,286
Accrued inventory	884	6,235
Accrued ad valorem tax	3,952	3,789
Other accrued expenditures	1,523	1,921
Total accrued liabilities	$23,988	$35,582
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Advances from joint interest owners	$312	$192
Income taxes payable	—	1,194
Current ARO liabilities	1,430	314
Lease liabilities	796	538
Accounts payable - related parties	260	324
Total other current liabilities	$2,798	$2,562
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended September 30, 2023 and the year ended December 31, 2022 consisted of the following and is shown below:

	September 30, 2023	December 31, 2022
	(In thousands)
ARO, beginning balance	$3,038	$2,453
Liabilities incurred	37	358
Liabilities assumed in acquisitions	19,359	—
Revision of estimated obligations	—	326
Liability settlements and disposals	(1,020)	(178)
Accretion	1,105	79
ARO, ending balance	22,519	3,038
Less: current ARO (1)	(1,430)	(314)
ARO, long-term	$21,089	$2,724
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Oil and natural gas sales:
Oil	$104,490	$80,017	$267,293	$224,895
Natural gas	983	4,216	1,547	8,855
Natural gas liquids	2,221	3,238	4,578	8,147
Total oil and natural gas sales, net	$107,694	$87,471	$273,418	$241,897
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents the preliminary allocation of the total purchase price of the New Mexico Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the Closing Date:

Preliminary purchase price allocation as of September 30, 2023 (in thousands):

Total cash consideration	$324,686

Assets acquired:
Inventory	$2,980
Oil and natural gas properties	342,457
Amount attributable to assets acquired	$345,437

Fair value of liabilities assumed:
Revenue payable	$1,475
Asset retirement obligations	19,276
Amount attributable to liabilities assumed	$20,751

Net assets acquired	$324,686

Transaction costs associated with the New Mexico Acquisition were approximately $0.2 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and are included on the accompanying condensed consolidated statements of operations.
Post-Acquisition Operating Results
The results of operations attributable to the New Mexico Acquisition since the Closing Date have been included in the condensed consolidated statements of operations and include $25.1 million of total revenue, net and $15.7 million of earnings for the three months ended September 30, 2023 and $49.5 million of total revenue, net and $31.3 million of earnings for the nine months ended September 30, 2023.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma combined results for the three and nine months ended September 30, 2023 and 2022 reflect the consolidated results of operations of the Company as if the New Mexico Acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2022 instead of being recorded in the three and nine months ended September 30, 2023 (ii) amortization for the discount and deferred financing costs and interest expense related to the Senior Notes, (iii) depletion, depreciation and amortization expense, and (iv) interest expense related to Pecos that would not have been recognized had the Company acquired the assets. In addition, the pro forma information has been effected for taxes with a 23% tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Total revenues	$108,294	$117,256	$305,813	$331,910
Net income	$10,745	$66,421	$87,545	$108,845
Basic net income per common share	$0.55	$3.40	$4.45	$5.57
Diluted net income per common share	$0.54	$3.39	$4.39	$5.54
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

(5)Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	September 30, 2023	December 31, 2022
	(In thousands)
Proved	$872,204	$516,011
Unproved	110,234	12,770
Work-in-progress	49,026	45,169
	1,031,464	573,950
Accumulated depletion, amortization and impairment	(178,432)	(133,848)
Total oil and natural gas properties, net	$853,032	$440,102
Depletion and amortization expense for proved oil and natural gas properties was $17.8 million and $8.2 million, respectively, for the three months ended September 30, 2023 and 2022 and $44.6 million and $21.7 million, respectively, for the nine months ended September 30, 2023 and 2022.
Exploration expense was $231 thousand and $20 thousand, respectively, for the three months ended September 30, 2023 and 2022 and $0.6 million and $1.5 million, respectively, for the nine months ended September 30, 2023 and 2022.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023, the Company’s oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis protection swaps. The following table summarizes the open financial derivative positions as of September 30, 2023, related to oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q4 2023	437,000	$69.35
2024	870,000	$72.39
2025	330,000	$71.86

Natural Gas Swaps (Mcf)
Q4 2023	670,000	$3.26
2024	2,400,000	$3.38
2025	600,000	$3.85

Oil Collars (Bbl)
Q4 2023	330,000		$68.64	$88.85
2024	1,621,000		$61.12	$84.39
2025	573,000		$62.09	$77.28

Natural Gas Collars (Mcf)
Q4 2023	300,000		$3.12	$4.07
2024	1,065,000		$3.19	$4.14
2025	555,000		$3.30	$4.49

Oil Basis (Bbl)
Q4 2023	450,000	$1.28
2024	1,320,000	$0.97
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month CME Term SOFR Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s revolving credit facility.

The following table summarizes the open interest rate derivative positions as of September 30, 2023:

Open Coverage Period	Notional Amount	Fixed Rate
	(In thousands)
April 2024 - April 2026	$30,000	3.18%
April 2024 - April 2026	$50,000	3.039%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$3,313	$(2,624)	$689
Non-current derivative assets	6,174	(4,818)	1,356
Current derivative liabilities	(21,727)	2,624	(19,103)
Non-current derivative liabilities	(11,490)	4,818	(6,672)
Total	$(23,730)	$—	$(23,730)

	December 31, 2022
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$64	$(44)	$20
Non-current derivative assets	9	(9)	—
Current derivative liabilities	(16,516)	44	(16,472)
Non-current derivative liabilities	(21)	9	(12)
Total	$(16,464)	$—	$(16,464)
The following table presents the components of the Company's gain (loss) on derivatives for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Settlements on derivative contracts	$(6,269)	$(17,040)	$(13,660)	$(61,198)
Non-cash gain (loss) on derivatives	(29,076)	34,640	(7,265)	16,803
Gain (loss) on derivatives	$(35,345)	$17,600	$(20,925)	$(44,395)

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$7,442	$—	$7,442
Interest rate assets	$—	$2,045	$—	$2,045
Financial liabilities:
Commodity derivative liabilities	$—	$(33,217)	$—	$(33,217)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$73	$—	$73
Financial liabilities:
Commodity derivative liabilities	$—	$(16,537)	$—	$(16,537)

The following table summarizes the fair value and carrying amount of the Company's financial instruments.

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Revolving Credit Facility (Level 2)	$210,000	$210,000	$56,000	$56,000
Senior Notes (Level 2)	$175,069	$186,085	$—	$—
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Combo	$300	$300	$900	$900
REG	300	300	900	900
Contract services - related parties	$600	$600	$1,800	$1,800

Cost of contract services	$128	$89	$347	$263
The Company had amounts payable to Combo of $0.1 million and $0.4 million at September 30, 2023 and December 31, 2022, respectively, which are reflected in other current liabilities, respectively, on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the contract services agreement, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. The Company incurred legal fees from di Santo Law of approximately $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had approximately $0.2 million and zero in amounts accrued for di Santo Law, which was included in other current liabilities in the accompanying condensed consolidated balance sheets.

(9)Long-Term Debt
The following table summarizes the Company's outstanding debt:

	September 30, 2023	December 31, 2022
	(In thousands)
Credit Facility	$210,000	$56,000
Senior Notes
Principal	$190,000	$—
Less: Unamortized discount(1)	10,765	—
Less: Unamortized deferred financing costs(2)	4,166	—
Total Senior Notes	$175,069	$—

Less: Current portion of long-term debt(3)	20,000	—
Total long-term debt	$365,069	$56,000
_____________________
(1)Unamortized discount on long-term debt is amortized over the life of the respective debt.
(2)As of September 30, 2023, unamortized deferred financing costs are attributable to and amortized over the life of the Senior Notes.
(3)As of September 30, 2023, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facility
As of September 30, 2023, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a borrowing base of $325 million (such agreement and the borrowing facility provided thereby, the “Credit Facility”). On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the New Mexico Acquisition, the Company entered into the fourteenth amendment (the "Fourteenth Amendment") to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility. The following table summarizes the Credit Facility balances:

	September 30, 2023	December 31, 2022
	(In thousands)
Outstanding borrowings	$210,000	$56,000
Available under the borrowing base	$115,000	$169,000
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
Interest is due and payable at the end of each quarter. In addition to interest, the Issuer will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of September 30, 2023, the Company had $20 million in current liabilities on the condensed consolidated balance sheet related to the quarterly principal payments due within the next 12 months.

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

The Senior Notes contain certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of less than 3.00 to 1.00 and (ii) an asset coverage ratio greater than 1.50 to 1.00. The Senior Notes also contain a total leverage ratio and an asset coverage ratio for Restricted Payments, as defined in the Senior Notes. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.00 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. In addition to and after giving effect to such Restricted Payments, the outstanding balance on the Company's Credit Facility must be greater than or equal to 15% of the lesser of the then effective Borrowing Base and the Aggregate Elected Commitment Amount. Upon issuance of the Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on its proved developed producing projected volumes for each commodity on a rolling 18-month basis.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense	$9,848	$519	$20,913	$1,626
Capitalized interest	(839)	(246)	(2,289)	(576)
Amortization of deferred financing costs	593	175	1,236	548
Amortization of discount on Senior Notes	596	—	1,234	—
Unused commitment fees on Credit Facility	140	137	421	362
Total interest expense, net	$10,338	$585	$21,515	$1,960

As of September 30, 2023 and December 31, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 8.60% and 7.17%, respectively.
As of September 30, 2023, the Senior Notes had $10.8 million of unamortized discount and $4.2 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the nine months ended September 30, 2023.
As of September 30, 2023, the Company was in compliance with the financial covenants under its debt agreements.

(10) Shareholders' Equity
Dividends
For the three months ended September 30, 2023 and 2022, the Company declared quarterly dividends on its common stock totaling approximately $6.7 million and $6.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company declared quarterly dividends on its common stock totaling approximately $20.4 million and $18.5 million, respectively.
Equity-Based Compensation
On April 21, 2023, at the Company's annual meeting of stockholders, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") that increased the total number of shares of Common Stock, par value $0.001 per share, by 950,000 shares that may be utilized for awards pursuant to the Plan from 1,387,022 to 2,337,022. The A&R LTIP is included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2023. The A&R LTIP had 1,366,843 shares available as of September 30, 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the nine months ended September 30, 2023 under the A&R LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	536,209	$18.39
Granted	32,736	$37.32
Vested	(169,149)	$18.15
Forfeited	(9,160)	$19.81
Unvested at September 30, 2023	390,636	$19.71

For the three months ended September 30, 2023 and 2022, the total equity-based compensation expense was $1.1 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the total equity-based compensation expense was $3.6 million and $2.7 million, respectively. Equity-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $5.8 million of additional equity-based compensation expense will be recognized over the weighted average life of 20 months for the unvested restricted share awards as of September 30, 2023 granted under the A&R LTIP.
ATM Program
On September 1, 2023, the Company entered into an Equity Distribution Agreement in connection with an at-the-market equity sales program (ATM) pursuant to which the Company may offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through its agents. The offer and sale of the shares has been registered under the Securities Act of 1933, as amended (Securities Act), pursuant to the Company’s registration statement on Form S-3, as amended. A prospectus supplement related to the offering of the shares, as defined in Rule 415(a)(4) promulgated under the Securities Act was filed September 1, 2023. The Company intends to use the net proceeds from any offering for working capital purposes and other general corporate purposes, including, but not limited to, financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes.
During the period ended September 30, 2023, the Company executed sales under the ATM program of 8,939 shares which generated proceeds of approximately $0.3 million, net of approximately $9 thousand of fees. The Company incurred approximately $194 thousand of expenses associated with establishing the ATM program and filing of the related prospectus supplement. As of September 30, 2023, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Current income tax expense:
Federal	$(76)	$142	$4,705	$1,442
State	133	291	747	486
Total current income tax expense	$57	$433	$5,452	$1,928
Deferred income tax expense:
Federal	$2,744	$15,460	$15,039	$22,439
State	1,121	424	2,563	763
Total deferred income tax expense	$3,865	$15,884	$17,602	$23,202
Total income tax expense	$3,922	$16,317	$23,054	$25,130
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	4.8%	0.1%	0.7%	0.2%
Share-based compensation	(2.4)%	—%	(0.5)%	(0.1)%
State income taxes, net of federal benefit	(2.0)%	0.8%	1.4%	0.8%
Change in state rate (1)	9.8%	—%	1.3%	—%
Other	—%	(0.5)%	—%	(0.3)%
Effective income tax rate	31.2%	21.4%	23.9%	21.6%
_____________________
(1)Reflects the impact on the Company's deferred tax balance as a result of the increased apportionment to the state of New Mexico from the New Mexico Acquisition, which is a discrete item that is not expected to notably impact the Company's effective income tax rate for the full year.
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

(12) Net Income Per Share

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share)

Net income	$8,647	$59,817	$73,566	$91,204

Basic weighted-average common shares outstanding	19,680	19,546	19,667	19,530
Restricted shares	309	41	297	102
Diluted weighted average common shares outstanding	19,989	19,587	19,964	19,632

Basic net income per share	$0.44	$3.06	$3.74	$4.67
Diluted net income per share	$0.43	$3.05	$3.68	$4.65

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted shares	186,701	293,473	199,051	232,246

(13) Commitments and Contingencies
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
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of September 30, 2023 and December 31, 2022. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of September 30, 2023 or December 31, 2022.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual Commitments
In October 2021, the Company executed an agreement related to its EOR project. This agreement is a CO2 purchase agreement that has a daily contract quantity with Kinder Morgan CO2 Company, LLC that has a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025.
In August 2022, the Company entered into a second amendment on its gas gathering and processing agreement with its primary midstream counterparty, Stakeholder Midstream LLC (“Stakeholder”). Stakeholder committed to expand its gathering and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder’s gathering system for a minimum of seven years beginning on the in-service date of the expanded plant.
In January 2023, the Company entered into an agreement to form a joint venture with Conduit Power LLC. The Company is committed to contributing its portion of capital expenditures into the joint venture company, RPC Power. In conjunction with the formation of the joint venture, the Company entered into additional agreements with RPC Power or one of its subsidiaries. These agreements include RPC Power providing operational expertise on the implementation and management of the power generation for a monthly fee of $20 thousand and the Company committing to provide the natural gas needed to fuel the onsite power generators through 2028.
In October 2023, the Company entered into a purchase agreement for pipe related to its 2024 drilling program. Under the agreement, the Company has commitments to purchase approximately $13.1 million of pipe by December 2024.

(14) Subsequent Events
Dividend Declaration
On October 12, 2023, the Board of Directors of the Company declared a cash dividend of $0.36 per share of common stock payable on November 9, 2023 to its shareholders of record at the close of business on October 26, 2023.

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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 57% to 19.9 MBoe/d for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 and 66% to 18.1 MBoe/d for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022
•During the three and nine months ended September 30, 2023, 9 gross (5.7 net) and 22 gross (16.2 net) horizontal wells, respectively, were brought online to production
•Realized average combined price on production sold of $58.69 and $55.20 per Boe, before derivative settlements, during the three and nine months ended September 30, 2023, including $80.87 and $75.19 per barrel for oil
•Generated cash flow from operations of $141.4 million for the nine months ended September 30, 2023
•Incurred total accrued (activity based) capital expenditures before acquisitions of $110.5 million for the nine months ended September 30, 2023
•Paid cash dividends on common shares of $6.8 million and $20.2 million during the three and nine months ended September 30, 2023, respectively
•$10.4 million in cash and $385 million in total debt as of September 30, 2023

Recent Developments
Market Conditions, Commodity Prices and Interest Rates
The U.S. and global economies and markets have experienced heightened volatility following impactful geopolitical events, the effects of widespread inflation and the impact of significantly higher interest rates. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.
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
Power Joint Venture
In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing a new power infrastructure for onsite power generation using produced natural gas. The Company has an initial 30% investment in the joint venture company, RPC Power, and is committed to providing its portion of capital. The onsite power generation facility is expected to be placed in service during the fourth quarter of 2023.

Results of Operations
Comparison for the three and nine months ended September 30, 2023 and 2022.
The following table sets forth selected operating data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues (in thousands):
Oil sales	$104,490	$80,017	$267,293	$224,895
Natural gas sales	983	4,216	1,547	8,855
Natural gas liquids sales	2,221	3,238	4,578	8,147
Oil and natural gas sales, net	$107,694	$87,471	$273,418	$241,897

Production Data, net:
Oil (MBbls)	1,292	866	3,555	2,301
Natural gas (MMcf)	1,616	985	4,242	2,239
Natural gas liquids (MBbls)	274	140	691	303
Total (MBoe)	1,835	1,170	4,953	2,977

Daily combined volumes (Boe/d)	19,949	12,717	18,143	10,903
Daily oil volumes (Bbls/d)	14,043	9,413	13,022	8,428

Average Realized Prices:
Oil ($ per Bbl)	$80.87	$92.40	$75.19	$97.74
Natural gas ($ per Mcf)	0.61	4.28	0.36	3.95
Natural gas liquids ($ per Bbl)	8.11	23.13	6.63	26.89
Combined ($ per Boe)	$58.69	$74.76	$55.20	$81.26

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$76.00	$75.80	$71.23	$73.63
Natural gas ($ per Mcf)	0.63	1.57	0.46	1.40
Natural gas liquids ($ per Bbl)	8.11	23.13	6.63	26.89
Combined ($ per Boe)	$55.26	$60.20	$52.44	$60.69
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

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The Company’s total oil and natural gas revenue, net increased $20.2 million, or 23%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Oil revenues
•For the three months ended September 30, 2023, oil revenues increased by $24.5 million, or 31%, compared to the three months ended September 30, 2022. Of the increase, $39.3 million was attributable to an increase in volume, partially offset by a $14.8 million decrease in our realized price. Volumes increased by 49%, while realized prices decreased by 12% compared to the three months ended September 30, 2022. The New Mexico Acquisition contributed $22.4 million to the Company's oil revenues for the period.
•Oil volumes increased during the three months ended September 30, 2023 due to the New Mexico Acquisition, production from new wells and workovers performed on existing historical wells. During the three months ended September 30, 2023, the New Mexico Acquisition contributed oil volumes of approximately 271 MBbls.
•The average WTI price decreased by $10.81 per Bbl during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, respectively.
Natural gas revenues
•For the three months ended September 30, 2023, natural gas revenues decreased by $3.2 million, compared to the three months ended September 30, 2022. Of the decrease, $5.9 million was attributable to a decrease in realized prices, partially offset by $2.7 million attributable to an increase in volume. Volumes increased by 64%, while realized prices decreased by nearly 86%. The New Mexico Acquisition contributed 695 MMcf and $0.9 million, respectively, to the Company's natural gas volumes and revenues for the period.
•The average Henry Hub price decreased by $5.44 per Mcf during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Natural gas liquids revenues
•For the three months ended September 30, 2023, NGL revenues decreased by $1.0 million compared to the three months ended September 30, 2022. Of the decrease, $4.1 million was attributable to a decrease in realized price, partially offset by $3.1 million attributable to an increase in volume. Volumes increased by 94%, while realized prices decreased by 65%. The New Mexico Acquisition contributed 142 MBbls and $1.8 million, respectively, to the Company's natural gas liquids volumes and revenues for the period.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The Company’s total oil and natural gas revenue, net increased $31.5 million, or 13%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Oil revenues
•For the nine months ended September 30, 2023, oil revenues increased by $42.4 million, or 19%, compared to the nine months ended September 30, 2022. Of the increase, $122.6 million was attributable to an increase in volume, partially offset by a $80.2 million decrease in our realized price. Volumes increased by 55%, while realized prices decreased by 23% compared to the nine months ended September 30, 2022. The New Mexico Acquisition contributed $45.0 million to the Company's oil revenues for the period.

•Oil volumes increased during the nine months ended September 30, 2023 due to the New Mexico Acquisition, production from new wells and workovers performed on existing historical wells. During the nine months ended September 30, 2023, the New Mexico Acquisition contributed oil volumes of approximately 584 MBbls.
•The average WTI price decreased by $21.70 per Bbl during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, respectively.
Natural gas revenues
•For the nine months ended September 30, 2023, natural gas revenues decreased by $7.3 million, compared to the nine months ended September 30, 2022. Of the decrease, $15.2 million was attributable to a decrease in realized prices, partially offset by $7.9 million attributable to an increase in volume. Volumes increased by 89%, while realized prices decreased by 91%. The New Mexico Acquisition contributed 1,370 MMcf and $1.2 million, respectively, to the Company's natural gas volumes and revenues for the period.
•The average Henry Hub price decreased by $4.28 per Mcf during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Natural gas liquids revenues
•For the nine months ended September 30, 2023, NGL revenues decreased by $3.6 million compared to the nine months ended September 30, 2022. Of the decrease, $14.0 million was attributable to a decrease in realized price, partially offset by $10.4 million attributable to an increase in volume. Volumes increased by 128%, while realized prices decreased by 75%. The New Mexico Acquisition contributed 286 MBbls and $3.3 million, respectively, to the Company's natural gas liquids volumes and revenues for the period.

Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Contract services - related parties(1)	$600	$600	$1,800	$1,800
Cost of contract services - related parties(2)	128	89	347	263
Gross profit from contract services	$472	$511	$1,453	$1,537
_____________________
(1)The Company’s contract services - related parties revenue is derived from master service agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.

Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs and Expenses:	(In thousands)
Lease operating expenses	$16,898	$8,813	$43,287	$23,705
Production and ad valorem taxes	$7,242	$5,826	$18,573	$14,854
Exploration costs	$231	$20	$643	$1,540
Depletion, depreciation, amortization and accretion	$18,706	$8,346	$46,390	$22,167

Administrative costs	$5,530	$5,154	$17,497	$13,567
Share-based compensation	1,109	704	3,448	2,274
General and administrative expense	$6,639	$5,858	$20,945	$15,841

Transaction costs	$221	$—	$5,760	$2,638
Interest expense, net	$10,338	$585	$21,515	$1,960
(Gain) loss on derivatives	$35,345	$(17,600)	$20,925	$44,395
(Gain) loss from equity method investment	$(23)	$—	$213	$—
Income tax expense	$3,922	$16,317	$23,054	$25,130

Lease Operating Expenses ("LOE")
LOE are the costs incurred in the operation and maintenance of producing properties. Expenses for electricity, compression, direct labor, saltwater disposal and materials and supplies comprise the most significant portion of our lease operating expenses. Certain operating cost components, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities or subsurface maintenance result in increased production expenses in periods during which they are performed. Certain operating cost components, such as saltwater disposal associated with produced water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $8.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, the increase was driven by a $5.0 million increase due to higher production, including $4.5 million attributable to the New Mexico Acquisition, and a $2.9 million increase due to higher workover expense, including $2.8 million attributable to the New Mexico Acquisition. In addition, increases of $0.2 million related to utility rates, field payroll, and saltwater disposal charges were incurred during the three months ended September 30, 2023.

The Company’s LOE increased by $19.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the increase was driven by a $15.7 million increase due to higher production, including $8.2 million attributable to the New Mexico Acquisition, and a $7.8 million increase due to higher workover expense, including $5.4 million attributable to the New Mexico Acquisition. These increases were partially offset by a $3.9 million decrease in LOE expense related to utility rates, field payroll, and saltwater disposal charges.
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
Production and ad valorem taxes increased by $1.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and $3.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These increases are primarily attributable to the New Mexico Acquisition with a slight increase in ad valorem taxes, and partially offset by lower commodity prices.
Exploration Expense
Exploration expense consists of expiration of unproved leasehold and geological and geophysical costs which include seismic survey costs. Exploration expense increased $0.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and decreased $0.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Depletion, depreciation, amortization and accretion expense increased by $10.4 million for the three months ended September 30, 2023. This increase was primarily due to a $6.7 million increase due to the New Mexico Acquisition along with higher production on historical properties and a higher depletion rate.

Depletion, depreciation, amortization and accretion expense increased by $24.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a $13.7 million increase due to the New Mexico Acquisition along with higher production on historical properties and a higher depletion rate.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $0.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased employee count, insurance, and technology costs.

Total G&A expense increased by $5.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Administrative costs, which include payroll, benefits and non-payroll costs, increased by $3.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased employee count, professional services, insurance, and technology costs.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. The transaction costs of $0.2 million and $5.8 million for the three and nine months ended September 30, 2023 primarily relate to the New Mexico Acquisition. During the nine months ended September 30, 2022, the transaction costs of $2.6 million primarily related to a potential business combination and related financing that the Company pursued but ultimately chose not to consummate due to changing market conditions.

Interest Expense
Interest expense increased by $9.8 million during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, and $19.6 million during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The increase in interest expense is primarily due to the higher debt balances as a result of financing for the New Mexico Acquisition, as well as higher interest rates impacting our credit facility borrowing cost.

Gain/Loss on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Settlements on derivative contracts	$(6,269)	$(17,040)	$(13,660)	$(61,198)
Non-cash gain (loss) on derivatives	(29,076)	34,640	(7,265)	16,803
Gain (loss) on derivatives	$(35,345)	$17,600	$(20,925)	$(44,395)
Our earnings are affected by the changes in value of our derivative portfolio between periods and the related cash received or paid upon settlement of our derivatives. To the extent the future commodity price outlook declines between periods, we will have mark-to-market gains, while future commodity price increases between measurement periods result in mark-to-market losses.
The gain (loss) on derivatives for the three months ended September 30, 2023 and 2022 was $(35.3) million and $17.6 million, respectively. The non-cash loss on derivatives for the three months ended September 30, 2023 was driven by higher forward pricing when compared to contract pricing at September 30, 2023, while the gain on derivatives for the three months ended September 30, 2022 was driven by higher contract pricing compared to the forward pricing at September 30, 2022. The decrease in the loss on settlements on derivatives was due to the decrease in oil and natural gas prices for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The loss on derivatives for the nine months ended September 30, 2023 and 2022 was $20.9 million and $44.4 million, respectively. The non-cash loss on derivatives for the nine months ended September 30, 2023 was driven by new contracts entered into during the period and higher forward pricing when compared to contract pricing at September 30, 2023. The non-cash gain on derivatives for the nine months ended September 30, 2022 was driven by higher contract pricing when compared to forward pricing at September 30, 2022. The decrease in the loss on settlements on derivatives was due to the decrease in oil and natural gas prices for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Income Tax Expense
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 11 - Income Taxes for further discussion of income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Current income tax expense	$57	$433	$5,452	$1,928
Deferred income tax expense	3,865	15,884	17,602	23,202
Total income tax expense	$3,922	$16,317	$23,054	$25,130

Effective income tax rate	31.2%	21.4%	23.9%	21.6%

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

In the third quarter of 2023, a portion of the Company's oil, natural gas and NGL sales were negatively impacted due to downstream operational disruptions encountered by third parties we rely on to process our oil and natural gas production. As a result of the disruptions, the Company chose to temporarily shut in its New Mexico field to prevent flaring until volumes could be processed again, with the field returning to normal operating conditions in August. The Company continues to monitor its counterparties' ability to process its production. Management currently estimates that such production shut-ins to date have not resulted in a material adverse effect on the Company’s results of operations. The disruption arising from this and similar circumstances may last from a few days to several months and management is unable to forecast the financial impact of any such future disruption; however, at this time, the Company anticipates maintaining full-year average production results.

For further discussion of risks related to our liquidity and capital resources, including Risks Related to Our Operations. see "Item 1A. Risk Factors."
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
As of September 30, 2023, we had a working capital deficit of $40.1 million compared to a deficit of $25.3 million as of December 31, 2022. The working capital deficit at September 30, 2023 reflects an increase in both current assets and current liabilities due to the New Mexico Acquisition. Current liabilities increased $20 million for the current portion of our long-term debt from the addition of the Senior Notes during the second quarter of 2023, as well as an increase of approximately $8.8 million in accounts payable due to timing and an increase in activity due to the New Mexico Acquisition and an increase due to $19.1 million in current derivative liabilities compared to $16.5 million in current derivative liabilities at December 31, 2022.

We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of September 30, 2023 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.

Cash Flows
The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Statement of Cash Flows Data:
Net cash provided by operating activities	$141,372	$130,352
Net cash used in investing activities	$(448,492)	$(83,182)
Net cash provided by (used in) financing activities	$304,185	$(37,579)
Operating Activities
The Company’s net cash provided by operating activities increased to $141.4 million for the nine months ended September 30, 2023 from $130.4 million for the nine months ended September 30, 2022. The increase in net cash provided by operating activities is primarily due to an increase in operating revenues and lower settlements on derivatives, partially offset by changes in working capital. Prior to changes in working capital, the Company’s net cash provided by operating activities was $151.7 million for the nine months ended September 30, 2023, as compared to $124.5 million for the nine months ended September 30, 2023.

Investing Activities
The Company's cash flows used in investing activities increased by $365.3 million to $448.5 million for the nine months ended September 30, 2023 from $83.2 million for the nine months ended September 30, 2022. The increase was primarily due to the Company's New Mexico Acquisition of $325 million for the nine months ended September 30, 2023, with no comparable items for the nine months ended September 30, 2022. Additionally, the Company incurred higher capital spending of $32.2 million related to increased activity during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as a result of having a larger asset base following the New Mexico Acquisition.
Financing Activities
Net cash flows provided by financing activities were $304.2 million for the nine months ended September 30, 2023 compared to net cash flows used in financing activities of $37.6 million for the nine months ended September 30, 2022. The Company's primary financing activities consist of the following:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Deferred financing costs	$(6,250)	$(1,722)
Net proceeds (repayments) from revolving credit facility	$154,000	$(17,000)
Proceeds from Senior Notes, net of discount and repayments	$178,000	$—
Payment of common share dividends	$(20,173)	$(18,257)

See Note 9 -Long-Term Debt in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1. for a description of the Company's debt agreements.
Distributions
For the nine months ended September 30, 2023, the Company authorized and declared quarterly dividends totaling approximately $20.4 million, with $20.2 million paid in cash and $0.2 million payable to restricted shareholders upon vesting.
Contractual Obligations
In January 2023, the Company entered into an agreement to form a joint venture with Conduit Power LLC. The Company is committed to contributing its portion of capital expenditures into the joint venture company, RPC Power. In conjunction with the formation of the joint venture, the Company entered into additional agreements with RPC Power or one of its subsidiaries. These agreements include RPC Power providing operational expertise on the implementation and management of the power generation for a monthly fee of $20 thousand and the Company committing to provide the natural gas needed to fuel the onsite power generators through 2028. See Note 13 - Commitments and Contingencies for additional information.
ATM Program
On September 1, 2023, we filed a prospectus supplement relating to an at-the-market equity sales program (ATM) under which we may issue and sell shares of our common stock from time to time up to an aggregate offering price of $50 million. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. The Company has no obligation to sell any common units under the ATM and may suspend sales under the ATM at any time. During the three and nine months ended September 30, 2023, we executed sales under our ATM equity sales program of 8,939 shares with proceeds of $0.3 million, net of approximately $9 thousand of fees. The Company incurred approximately $124 thousand of expenses associated with establishing the ATM Program and filing the related prospectus supplement. As of September 30, 2023, $49.7 million of equity was available for issuance under our ATM program. See Note 10 - Shareholders' Equity for additional information.

Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 are the same as those described in Riley Permian's Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" in Riley Permian's Annual Report for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under the headings "Part I. Item 1. and Item 2. Business and Properties," “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Part II. Item 1A. Risk Factors," should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Except as set forth below, there has been no material change in the Company's risk factors that were described in the Company's 2022 Annual Report on Form 10-K.

Risks Relating to Our Operations

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

The marketing of oil and natural gas production depends in large part on the capacity and availability of pipelines and storage facilities, trucks, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control. If these facilities are unavailable to us on commercially reasonable terms or otherwise (either temporarily or long term), we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons, as was the case in July and August 2023, when our producing wells in the Red Lake field in New Mexico were shut in due to an unexpected maintenance issue with our third party processing plant. We rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit, and sell our oil and natural gas production. Our plans to develop and sell our oil and natural gas reserves, the expected results of our drilling program and our cash flow and results of operations could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. The amount of oil and natural gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. For example, increases in activity in the Permian Basin could contribute to bottlenecks in processing and transportation that may negatively affect our results of operations, and these adverse effects could be disproportionately severe to us compared to our more geographically diverse competitors.

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

RILEY EXPLORATION PERMIAN, INC.

Date: November 7, 2023	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer