Form 10-K/A
period 2023-12-31
Riley Exploration Permian, Inc.
filed 2024-04-03
CIK 1001614

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-01(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

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

The total number of shares of common stock, par value $0.001 per share, outstanding as of April 3, 2024 was 20,400,032.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RILEY EXPLORATION PERMIAN, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2023

EXPLANATORY NOTE

Contemporaneously with this filing, Riley Exploration Permian, Inc. (the “Company,” “REPX,” “we,” “us” or “our”) intends to file a preliminary prospectus supplement (the “Preliminary Prospectus Supplement”) to our registration statement on Form S-3, as amended, File No. 333-25105 (the “Registration Statement”) detailing our plans to pursue an offering of our common stock to fund our operations combined with a resale offering of our common stock owned by certain of our stockholders (collectively, the “ Shelf Offering”). The Preliminary Prospectus Supplement to our Registration Statement is being filed before we file a definitive proxy statement for our 2024 annual meeting of stockholders.

The Company is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original 10-K”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K so that such information may be incorporated by reference into the Preliminary Prospectus Supplement. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be filed as an amendment to Form 10-K or incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. In addition, this Form 10-K/A deletes the reference on the cover page of the Original 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original 10-K, as well as updates the outstanding share number referenced thereon.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are required. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original 10-K. Because no financial statements have been included in this Form 10-K/A and because this Form 10-K/A does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the filing of the Original 10-K.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amendment contains certain “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

You should read this Amendment and the documents that we reference elsewhere in this Amendment completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in the Original 10-K, particularly in Part I. Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Amendment regardless of the time of delivery of this Amendment. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of April 1, 2024 is set forth below.

Board of Directors

Bobby D. Riley, 68
Director Since: February 2021	Chairman of the Board, Chief Executive Officer and President

Mr. Riley was appointed as the Chairman (the “Chairman”) of the Board of Riley Permian upon the closing of our merger with Riley Exploration-Permian, LLC (“REP LLC”) in February 2021. Previously, he served as a member of the board of managers, President and Chief Executive Officer of REP LLC since June 2016. Mr. Riley also served as the Chief Executive Officer of Riley Exploration Group, Inc. (“REG”) from when it was founded in 2012 to May 1, 2018. Prior to joining the Company, Mr. Riley was the Chairman and Chief Executive Officer of Riley Exploration, LLC (“REX”), since he founded REX in 2007 through 2012. Mr. Riley has nearly 40 years of experience in the independent oil and gas sector, in North America, South America, Europe, Africa and Asia. He has an extensive background in all aspects of oil and gas management and operations, including drilling, completion, work-over and production. In addition to his management and operational expertise, he has designed and patented specialized completion equipment that was licensed to Baker-Hughes and participated in the design, development and testing of Intelligent Well Bore Systems, which was sold to Weatherford International in 2000. In 2009, Mr. Riley created a joint venture with a private equity group to invest in unconventional oil and gas plays and deployed over $350 million of debt and equity capital in the Eagle Ford Shale and the Permian Basin. The joint venture acquired approximately 50,000 acres of prime leasehold acreage, drilled and completed over 40 wells and reached peak production of 4,000 BOE/d. From 2005 to 2007 Mr. Riley was Vice President of Operations at Activa Resources, Inc., or Activa, a publicly-traded exploration and production company. From 2002 to 2005, he was Managing Partner of Tuleta Energy Partners, LLC, a privately-held exploration and production company, until it was acquired by Activa Resources, Inc. From 1991 to 2001 Mr. Riley was President of an oil and gas service company specializing in well design and reservoir data acquisition, that was active in Nigeria, Venezuela, and Norway. He founded his first independent exploration and production company, Durango Energy, Inc., in 1984, and operated up to 150 wells in Oklahoma. Prior to that he was District Manager of Monitoring Systems Inc., a drilling and well control instrumentation company, installing equipment on jack-up rigs and semi-submersibles in the U.S., Brazil and Korea. Mr. Riley began his oil and gas career with Cameron Iron Works in Houston, Texas, in 1974. Mr. Riley has a bachelor’s degree in Business, Accounting and Finance from the University of Science & Arts of Oklahoma and completed the Advanced Drilling Operations and Well Control program at Murchison Drilling Schools. He is a member of the American Petroleum Institute and the Society of Professional Engineers and is IADC / MMS Well-Cap Certified.

Qualifications & Skills:
Mr. Riley brings to the Board over 45 years of experience in the oil and gas exploration and production industry and, as our Chief Executive Officer, a deep understanding of our business, operations and long term strategic objectives and challenges. His service on the Board creates an important connection between management and the Board.

Bryan H. Lawrence, 81
Independent Director Since: February 2021

Mr. Lawrence was appointed as an independent director on the Board of Riley Permian upon the closing of our merger with REP LLC in February 2021. Previously, Mr. Lawrence served as a member of the board of managers of REP LLC since 2016. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the investment manager of the Yorktown Partners group of investment funds, which make investments in companies engaged in the energy industry and has served in such positions since 1983. The Yorktown Partners investment funds were formerly affiliated with the investment firm of Dillon, Read & Co. Inc. where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Energy Company, Ramaco Resources, Inc. and the general partner of Star Group, L.P. (each a United States publicly traded company) and certain non-public companies in the energy industry in which Yorktown Partners investment funds hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University.

Qualification & Skills:
Mr. Lawrence’s over 50 years of experience in structuring and managing investments in public and private companies, including companies in the oil and gas industry, and extensive leadership roles (including serving on the board of directors for other public companies) are key attributes that make him well qualified to serve as a Director of the Company.

Brent Arriaga, 50
Independent Director Since: February 2021	Committees: Audit (Chair), Compensation, Nominating and Corporate Governance

Mr. Arriaga was appointed as an independent director on the Board of Riley Permian upon the closing of our merger with REP LLC in February 2021. Mr. Arriaga has served as the Corporate Controller of Helix Energy Solutions Group, Inc., an offshore energy service company, (“Helix”) since 2018 and its Chief Accounting Officer since 2022.  Mr. Arriaga has over 25 years of experience in finance and accounting in the energy and financial services industries spanning several continents.  Prior to his role at Helix, Mr. Arriaga held roles in financial accounting and controllership at Weatherford International from 2015 to 2017, Citigroup, Inc. from 2006 to 2015, and Credit Suisse Group from 2004 to 2006. Mr. Arriaga began his career as an auditor at KPMG LLP in 1997. Mr. Arriaga holds a Bachelor of Business Administration in Accounting from the University of Texas at Austin and a Master of Business Administration from Rice University, Jesse H. Jones Graduate School of Business, where he was a Jones Scholar. Mr. Arriaga is a Certified Public Accountant in the State of Texas and is a Chartered Financial Analyst.

Qualifications & Skills:
Mr. Arriaga has comprehensive knowledge of the financial and operational sides of the exploration and production business and experience as an accounting executive and Certified Public Accountant, which is of considerable value in his service as Chairperson of the Audit Committee.

Rebecca Bayless, 54
Independent Director Since: January 2022	Committees: Nominating and Corporate Governance (Chair), Audit, Compensation

Ms. Bayless was appointed as an independent director on January 25, 2022.  Ms. Bayless has over 25 years of experience in the oil and gas industry and currently serves as Chief Financial Officer of Daytona Resources LLC. Ms. Bayless has been an integral part of three start-up private equity company management teams in the roles of CFO, CAO and Controller.  Within these roles, she also took each of these companies to their liquidity exits through either asset sales, IPO or merger into a public company.  These include serving as the CAO of Indigo Natural Resources LLC from 2016 to 2021, CFO of Indigo Minerals LLC from 2007 to 2016, Controller of Energy Resource Technology, a subsidiary of Helix Energy Solutions, from 2004 – 2006, and Controller of Prize Energy Company from 1999 – 2002. Additionally, Ms. Bayless has also served in various accounting roles with other public and private companies that include Pioneer Natural Resources and Merit Energy Company. Ms. Bayless holds a B.S. Degree in Accounting from Arkansas State University and is a licensed CPA in the State of Texas. Ms. Bayless serves on the Board of Trustees for The John Cooper School, The Club at Carlton Woods, The Houston Producers Forum, as their 2022 President, and as an Independent Advisor, Corporate Governance and Policies for Circon Energy. Within these organizations she also leads or serves on the finance committees for each of them. Ms. Bayless is a member of the Texas Society of Certified Public Accountants.

Qualifications & Skills:
Ms. Bayless brings over 25 years of experience in the oil and gas industry and extensive leadership roles in corporate finance, accounting, and treasury are key attributes that make her well qualified to serve as a director on our Board and as a member of the Audit Committee.

E. Wayne Nordberg, 85
Independent Director Since: February 2021	Committees: Compensation (Chair), Audit, Nominating and Corporate Governance

E. Wayne Nordberg was appointed as an independent director on the Board of Riley Permian upon the closing of our merger with REP LLC in February 2021. Mr. Nordberg is currently the Chairman and Chief Investment Officer of Hollow Brook Wealth Management, LLC, a private investment management firm serving family offices, foundations, charities and pensions, and has served in such position since 1995. He has over 50 years of experience in investment research and portfolio management. From 2003 to 2007, Mr. Nordberg was a Senior Director at Ingalls & Snyder LLC, a privately owned registered investment advisor. He also formerly served on the Board of Directors of Lord, Abbett & Co., a mutual fund family, from 1988 to 1998. Mr. Nordberg also serves as an independent director of The Reeves Utility Income Fund, a $1 billion closed end investment trust listed on the NYSE, specializing in energy companies.

Qualifications & Skills:
Mr. Nordberg has decades of experience in leadership roles with private equity and investment management firms in the energy sector, which provides him with a comprehensive understanding of the Company’s business, finance and operations. Additionally, Mr. Nordberg has served as a director with other public companies, which is particularly beneficial to his service on the Board.

Beth di Santo, 51
Director Since: September 2021	General Counsel and Corporate Secretary

Ms. di Santo was appointed as Corporate Secretary on February 26, 2021 and as a director and General Counsel on September 1, 2021. Previously, Ms. di Santo has served as outside legal counsel for the Company and its predecessor since 2016. She has provided strategic counsel on a broad range of legal, compliance, business and operational matters for the Company and its Board, including through a public merger, multiple securities offerings and asset acquisitions and divestitures. She is an attorney with over 20 years of experience in corporate and securities law. She provides oversight on legal matters, corporate governance and compliance issues, as well as handling corporate and securities transactional matters. Ms. di Santo started her legal career as a Corporate Finance Attorney in the New York office of Clifford Chance US LLP in 1999 where she represented a variety of clients in a wide range of transactional, corporate governance and securities transactions. In 2008, she founded di Santo Law PLLC to continue her corporate and securities practice. Ms. di Santo received her Juris Doctor, Magna Cum Laude, from the University of Miami School of Law, where she served on the Editorial Board of the Miami Law Review. She graduated with a Bachelor of Arts in Political Science and Economics from the University of Miami.

Qualifications & Skills:
Ms. di Santo brings over 20 years of expertise as a corporate and securities attorney and, through her service as the Company’s legal counsel, deep insight and knowledge of our structure, operations and long term strategic objectives. Additionally, Ms. di Santo has significant experience with legal aspects of corporate governance through her representation of the board of directors of numerous public companies. Her legal expertise combined with her in-depth knowledge of the Company provides the Board with valuable and diverse insight on a myriad of governance and operational matters.

Executive Officers

The following table sets forth the names, ages and titles of all of our current executive officers. Our executive officers are appointed by our Board and serve until their death, resignation, or removal by our Board.

Name	Age	Position
Bobby D. Riley(1)	68	Chief Executive Officer, President and Chairman of the Board of Directors
Philip Riley	49	Chief Financial Officer and Executive Vice President - Strategy
Amber Bonney	49	Chief Accounting Officer
Corey Riley	45	Executive Vice President – Business Intelligence
Beth di Santo(1)	51	General Counsel and Corporate Secretary

(1)	Biographical information for each of Bobby D. Riley and Beth di Santo is set forth above in the Board of Directors discussions.

The following provides summary biographical information regarding the experience of our executive officers, except as noted above.

Philip Riley, 49
Chief Financial Officer and Executive Vice President - Strategy

Philip Riley was appointed as Riley Permian’s Chief Financial Officer on September 1, 2021. Previously, he served as the Company’s Executive Vice President - Strategy beginning in March 2021. Mr. Riley also serves in similar officer roles at various Company subsidiaries, as well as on the board of managers of RPC Power LLC, a joint venture and minority investment of the Company. Mr. Riley has more than 25 years of experience across energy and other industries as an executive officer, investor, and strategic advisor. Prior to joining the Company, he served as Managing Director of private capital funds Bluescape Energy Partners (“Bluescape”) beginning May 2015 and Parallel Resource Partners (“Parallel”) beginning in November 2012, where he formulated investment strategies, sourced investment opportunities, and managed existing investment operations and performance. Mr. Riley has served as an officer or director of 16 companies, including as Bluescape’s designated director for REP LLC. Prior to Bluescape and Parallel, he served as an investment banker at Imperial Capital, Lazard Ltd. and Petrie Parkman. During 12 years of strategic advisory experience, Mr. Riley advised companies, private investors, lenders, and other creditors in a variety of domestic and international M&A, financing and restructuring transactions exceeding $135 billion in value. Mr. Riley earned a Bachelor of Business Administration from the University of Texas at Austin, with majors in the Business Honors Program and Finance.

Amber Bonney, 49
Chief Accounting Officer

Amber Bonney was appointed as Riley Permian’s Chief Accounting Officer on August 31, 2021. She has over 25 years of experience in accounting with more than 15 years in the oil and gas industry. Prior to joining the Company, Ms. Bonney was a principal at ANB Consulting LLC since January 2020, served as Chief Accounting Officer and Vice President of Accounting for Roan Resources, Inc. since 2018, and served as Controller at Permian Resources, LLC starting in 2015. From 2006-2015, Ms. Bonney served in various roles within the Internal Audit and Accounting areas at public oil and gas companies, including at SandRidge Energy, Inc. and Devon Energy Corporation. Prior to her roles in the oil and gas industry, Ms. Bonney spent over 8 years in the audit and consulting practices at PricewaterhouseCoopers LLP. Ms. Bonney received her Bachelor of Business Administration degree in Accounting and Finance from the University of Oklahoma and is a Certified Public Accountant in the state of Oklahoma.

Corey Riley, 45
Executive Vice President – Business Intelligence

Corey Riley was appointed Riley Permian’s Executive Vice President - Business Intelligence upon the closing of our merger with REP LLC. Previously, he served as Executive Vice President - Business Intelligence of REP LLC in April 2019. Mr. Riley is responsible for the strategies and technologies used by the organization to collect, integrate and analyze business information to support the organization’s strategic decisions. Mr. Riley has a diverse experience in technology, accounting, finance, corporate planning, management and executive leadership. Prior to joining REP LLC, he was the Chief Financial Officer of REG from when it was founded in 2012 through mid-2015 when he was promoted to President and served in that role through 2019. Mr. Riley co-founded REX in 2007, the predecessor to REG and was involved with the company until 2012. Mr. Riley holds a Bachelor’s Degree in Biology from the University of Central Oklahoma and a Master of Business Administration with a focus in Technology from Oklahoma Christian University.

Familial Relationships

There is a family relationship between Bobby D. Riley and the Company’s Executive Vice President – Business Intelligence, Corey Riley, as father and son. There is no family relationship between Philip Riley and Bobby D. Riley or Corey Riley. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any person was selected as an executive officer.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our business and affairs are managed under the direction of our Board. The Board’s corporate governance guidelines (the “Corporate Governance Guidelines”) establish the Company’s governance framework. The Corporate Governance Guidelines address the structure and operation of the Board, including matters related to Board meetings; director independence; tenure; outside board memberships; the role of the Board’s Chairman; membership on Board Committees; and Board and Committee performance evaluations. Additionally, the Company adopted a Charter for each of the Committees of the Board. The Company’s governance guidelines and policies are reviewed and updated periodically, in light of changing regulations, evolving best practices and stockholder feedback.

Codes of Business Conduct and Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to our employees, directors and officers and a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controllers, in accordance with applicable U.S. federal securities laws and the NYSE American Company Guide. Any waiver of these codes may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the NYSE American rules. In accordance with good corporate governance practices, we periodically review and revise these documents as necessary.

Board of Directors

Director Independence

As required under the listing standards of the NYSE American exchange (“NYSE American”), as a “smaller reporting company,” at least 50% of the directors serving on our Board must qualify as independent, as affirmatively determined by our Board. In assessing director independence, the Board considered, among other matters, the nature and extent of any business relationships, including transactions conducted, between (i) the Company and each director, (ii) the Company and an immediate family member of a director and (iii) the Company and any organization for which one of our directors or an immediate family member is a director or executive officer or with which one of our directors or an immediate family member is otherwise affiliated. Based on this evaluation, our Board has determined that Bryan H. Lawrence, E. Wayne Nordberg, Brent Arriaga and Rebecca Bayless are each an independent director, as that term is defined in the listing standards of the NYSE American.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administrative functions. Our Board has established a Compensation Committee, an Audit Committee, and a Nominating and Corporate Governance Committee (“Nominating Committee”). Our Board has determined that the Compensation Committee, Audit Committee and Nominating Committee are comprised entirely of independent directors as currently required under the listing standards of the NYSE American and applicable rules and requirements of the SEC.

We have adopted written charters for each of these committees. Current copies of all committee charters appear on the governance section of our website at www.rileypermian.com under the heading “About—Governance” and are available in print upon written request to Riley Exploration Permian, Inc., 29 East Reno Ave., Suite 500, Oklahoma City, OK 73104, Attention: Corporate Secretary.

Audit Committee

The primary function of the Company’s audit committee (the “Audit Committee”) is to assist our Board in its general oversight of our Company’s corporate accounting, financial reporting, internal control, and internal and external audit functions. The Audit Committee’s main duties include recommending a firm of independent registered public accountants to audit the annual financial statements, reviewing the independent auditor’s independence, the financial statements and their audit report and reviewing management’s administration of the system of internal accounting controls and the appointment, structure and performance of the internal audit function, including the leader and scope of internal audit responsibilities and activities, and oversight of the Company’s cybersecurity policies and programs.

To assist the Audit Committee in fulfilling its duties, our management team and internal audit group provide the committee with information and reports as needed and requested. Our Audit Committee also has access to our General Counsel and has the ability to retain outside legal counsel or other experts at its sole discretion if it deems such action to be necessary.

The members of our Audit Committee are directors Brent Arriaga (Chairperson), E. Wayne Nordberg and Rebecca Bayless. The Board has determined that Mr. Arriaga is an “audit committee financial expert” as defined in the applicable SEC rules. Each of our current Audit Committee members is considered to be an “independent director” as defined in the NYSE American Company Guide.

It is intended that, if elected as directors in 2024, each of Brent Arriaga, E. Wayne Nordberg and Rebecca Bayless will continue to serve as members of the Audit Committee with Mr. Arriaga again serving as the Chairperson of the Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC reports regarding their ownership and changes in ownership of Common Stock and other equity securities of the Company. Directors, officers, and greater than 10 percent stockholders are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10 percent stockholders were complied with on a timely basis, with the exception of one late Form 4 filing by Mr. Lawrence (reporting one transaction) and one late Form 4 filing by Riley Exploration Group, LLC, Yorktown Energy Partners IX, L.P., Yorktown IX Associates LLC, Yorktown Energy Partners X, L.P., and Yorktown X Associates LLC (reporting one transaction).

Policies Regarding Stock Transactions

Insider Trading Policy

Under the Company’s Insider Trading Policy, directors, officers, employees, and their family members are prohibited from trading in the Company’s stock when in possession of material, non-public information about the Company. In addition to our Insider Trading Policy, all transactions involving the Company’s stock must comply with the Company’s Code of Business Conduct and Ethics and applicable law, including the public reporting provisions of Section 16 of the Exchange Act.

Anti-Hedging Policy Statement

The Company’s Insider Trading Policy also prohibits executive officers, directors and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to, or have the effect of, hedging or offsetting any decrease in the market value of the Company’s securities.

Pledging of Shares

The Company does not have a policy prohibiting our executive officers and directors from pledging fully vested shares granted under the Company’s long term incentive plan adopted in 2021 and amended and restated in 2023 (the “LTIP”) as collateral for personal loans. The Company’s policy to provide the ability of our executive officers and directors to pledge their shares is inherently related to the Company’s compensation structure, which includes equity awards under our LTIP as a significant component of total compensation. We believe equity awards are an important tool to promote long term retention of our executive officers. Moreover, providing these individuals flexibility in financial planning without having to rely on the sale of their shares aligns their interests with those of our stockholders by increasing compensation as stockholder value increases.

In order to mitigate the risk of possible forced sales of pledged shares, the LTIP prohibits the pledging of any shares of restricted stock granted to our directors and executive officers. We believe that this restriction is an effective means to limit the maximum aggregate loan amount collateralized by such pledged stock. We have confirmed that each of our directors and executive officers who have pledged stock are and have been compliant with this policy since our last confirmation.

See “Security Ownership of Certain Beneficial Owners and Management” below for information regarding any shares pledged by our directors or executive officers as of April 1, 2024 however, such pledging does not indicate the extent to which there may be actual borrowings against such shares as of such date.

Item 11.	Executive Compensation

The following Executive Compensation section provides a description of the key elements and features of our executive compensation program, as well as context and rationale for decisions made with respect to the compensation for our “Named Executive Officers” or “NEOs” for the year ended December 31, 2023, as such terms are defined and persons are identified below. We are currently considered a “smaller reporting company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. As such, we are subject to scaled compensation disclosure requirements including the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year End Table,” together with limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Additionally, our reporting obligations extend only to our principal executive officer plus our two other most highly compensated executive officers for the last completed fiscal year (such persons referred to herein as “Named Executive Officers” or “NEOs”).

For purposes of this Form 10-K/A, our Named Executive Officers and their titles as of December 31, 2023, are:

Named Executive Officer(1)	Principal Position in 2023
Bobby D. Riley	Chief Executive Officer
Kevin Riley(1)	President
Philip Riley	Chief Financial Officer and Executive Vice President - Strategy

(1)
As discussed above, our NEOs were determined as of December 31, 2023 and are listed above with the titles that they held as of that date. In December 2023, we announced changes to our executive leadership team. Effective as of end of day December 31, 2023, Mr. Kevin Riley resigned from the Company and Mr. Bobby D. Riley assumed the duties of President in addition to continuing to serve as Chief Executive Officer and Chairman of the Board.

Summary Compensation Table

The following table sets forth the compensation and benefits that were paid to or earned by our named executive officers for the years ended December 31, 2023 and 2022, to the  extent that such individuals were named executive officers for such year.

Name and Principal Position	Year	Base Salary ($)	Annual Bonus ($)	Equity Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Bobby D. Riley	2023	$473,486	$670,165	$1,577,173	$43,333	$2,764,157
Chief Executive Officer	2022	$449,712	$408,099	$1,058,848	$40,759	$1,957,418
Kevin Riley	2023	$384,155	$482,782	$1,325,543	$39,605	$2,232,085
President	2022	$377,964	$342,990	$741,585	$37,352	$1,499,891
Philip Riley	2023	$399,420	$476,387	$1,307,991	$39,605	$2,223,403
Chief Financial Officer and	2022	$372,957	$338,446	$731,772	$37,947	$1,481,122
Executive Vice President - Strategy

(1)
The amounts reported in this column represent the grant date fair value of the equity awards of restricted stock granted, calculated in accordance with FASB ASC Topic 718. The following table provides additional information about these equity awards granted to our named executive officers during the fiscal years presented.

Name	Purpose	Grant Date	Fiscal Year Recognized	Shares of Stock	Grant Date Fair Value
Bobby D. Riley	Fiscal Year 2023 LTIP Bonus	10/9/2023	2023	54,273	$1,577,173	(a)
	Fiscal Year 2022 LTIP Bonus	9/27/2022	2022	64,960	$1,058,848	(a)
Kevin Riley	Fiscal Year 2023 LTIP Bonus	10/9/2023	2023	45,614	$1,325,543	(a)
	Fiscal Year 2022 LTIP Bonus	9/27/2022	2022	45,496	$741,585	(a)
Philip Riley	Fiscal Year 2023 LTIP Bonus	10/9/2023	2023	45,010	$1,307,991	(a)
	Fiscal Year 2022 LTIP Bonus	9/27/2022	2022	44,894	$731,772	(a)

(a)	Represents awards of restricted stock/units, which vest in equal installments over three years, beginning on the first anniversary of the grant date.

(2)
The amounts reported in this column consists of Company matching contributions of eligible salary into the Company’s sponsored 401(k) plan, subject to IRS and plan limits, and portion of insurance benefits that is paid by the Company.

Components of Executive Compensation

The following table provides a general description of the material elements of our compensation program and specific information about its various components.

Component	Payout	Objectives	Criteria to Determine Value

Base Salary	Cash	• Compensate our executive officers for their experience and expertise • Compete for talent with comparable companies in the oil and gas industry
Base salaries are evaluated and determined annually based on Company and individual results, overall responsibilities of each officer, expertise required in execution of the position and comparable peer company ranges.

Annual Bonus	Cash
•      Motivate our executive officers to achieve the Company’s short-term business goals and objectives

•      Reward achievement of the  Company’s operational performance metrics aligned with long term business objectives

•      Reward our officers for individual performance that demonstrates the application of targeted competencies

Cash bonus payments are a variable component of the Company’s compensation that is designed to reward employees for achieving critical operational, financial and strategic goals

The Compensation Committee annually evaluates and determines the annual operational performance metrics that align with long term value creation. Subjective job responsibility performance goals of each officer are  reviewed to ensure achievement of targeted competencies are rewarded.

For our NEOs with employment agreements, the target annual cash bonus is 50% of base salary. For our other employees, the annual equity award is at the discretion of the Compensation Committee and the Board based on the criteria described herein.

Long Term Incentive Plan (“LTIP”)	Restricted Stock
•      Motivate achievement of long term goals of the Company

•      Retain and attract key officers who perform over a longer time period

•      Encourage our executive officers to create long term value for the Company’s stockholders

•      Promote pay-for-performance by aligning our executive officers with stockholders through meaningful ownership interests in the Company

LTIP equity awards are determined by the Compensation Committee and the Board based on overall performance of the Company, individual job performance and macro-economic considerations.

Additional criteria includes long term retention objectives, alignment with business strategy and stockholder value creation.

For our NEOs with employment agreements, the target annual equity award is 100% of base salary. For our other employees, the annual equity award is at the discretion of the Compensation Committee and the Board based on the criteria describe herein.

Narrative to Summary Compensation Table

Objectives and Philosophy of Our Executive Compensation Program

Our executive compensation program is designed to attract and retain highly qualified executives and to motivate them to maximize stockholder return. We strive to achieve a balance between cash and non-cash compensation similar to that of our peers and believe a significant portion of the compensation for each of our named executive officers should be incentive-based to emphasize a pay-for-performance philosophy. Therefore, overall compensation levels and incentive pay levels vary based on the achievement of company-wide performance objectives and individual performance. The Compensation Committee from time to time adjusts and/or replaces objectives and assigns relative weights or rankings to the applicable factors, but also from time to time makes subjective determinations of compensation levels based upon a consideration of all of these factors.

The Executive Compensation disclosures herein may contain statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution stockholders not to apply these statements to other contexts.

Employment, Severance or Change in Control Agreements

We, through Riley Permian or our subsidiaries, maintain substantially similar written employment agreements with each of our named executive officers, all of which were entered into in April 2019 (except for the employment agreement of Philip Riley, which became effective on March 15, 2021). The employment agreement with Kevin Riley was terminated as of the effective date of his resignation on December 31, 2023, as described under “Separation Agreement” below. The following description is intended as a summary of the employment agreements. The initial term of the employment agreements is three years, each with automatic annual renewals thereafter. Each of these employment agreements sets forth the initial terms and conditions of employment of each named executive officer, including base salary, target annual cash bonus opportunity, target annual equity award opportunity, standard employee benefit plan participation, severance and change in control benefits. Each employment agreement also includes certain restrictive covenants that (i) will subject the executives to any “clawback” or similar policy hereafter adopted by the Company to comply with applicable law, including the Rule 10D-1 Clawback Policy (as defined below), (ii) prohibit  the executives from disclosing information that is confidential to the Company and (iii) prohibit the executives in certain circumstances from competing with our Company or soliciting any employees of our Company for a specified period following termination of their employment.

Separation Agreement

Effective as of December 31, 2023, Kevin Riley, the Company’s President, resigned as President of the Company and from all positions he holds with the Company’s subsidiaries and joint ventures. Bobby D. Riley, the Company’s Chief Executive Officer and Chairman of our Board of Directors, assumed the role of President of the Company, effective as of Kevin Riley’s resignation date. In connection with Kevin Riley’s resignation, the Company and Kevin Riley entered into a Separation and Release Agreement (the “Separation Agreement”), which provides for, among other things, compensation and benefits to Kevin Riley as follows:

•	payment of an amount equal to $445,000 in equal installments over a twelve month period;
•	up to twelve months of Company-funded COBRA coverage, not to exceed $1,943 per month;
•
retention of and continued vesting of 64,887 unvested shares of restricted stock in accordance with the vesting schedule for such awards pursuant to the LTIP and the related award agreements pursuant to which such restricted stock was awarded, with 20,000 shares of restricted stock being forfeited as of the date of his resignation; and

•
an advisory services fee of $37,083 in exchange for services Kevin Riley performed on an independent contractor basis in transitioning his duties to other Company personnel between January 1, 2024 and January 31, 2024.

The Separation Agreement also contains customary releases and waivers of claims by Kevin Riley, cooperation provisions and a non-compete agreement.

Clawback Policy

Effective as of December 1, 2023, the Company adopted a Clawback Policy in accordance with Rule 10D-1, NYSE American adopted Section 811 of the Company Guide (referred to herein as the “Rule 10D-1 Clawback Policy”). The Rule 10D-1 Clawback Policy provides that, in the event the Company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the federal securities laws, the Company will recover (on a pre-tax basis) the amount of incentive-based compensation received by its current and former executive officers in excess of the amount of incentive-based compensation that would have been received had it been determined based on the restated amount, subject to limited exceptions.

Setting Executive Compensation

On behalf of our Board, the Compensation Committee reviews and evaluates all compensation for our executive officers, including our compensation philosophy, policies and plans. The Board has final approval of all compensation decisions made by the Compensation Committee with respect to our senior executive officers, unless and to the extent that a certain decision or element of compensation has been fully delegated to the Compensation Committee. Our Chief Executive Officer also typically plays an important role in the executive compensation process, including evaluating the other executive officers and assisting in the development of performance goals, although the Compensation Committee or the Board, as applicable, has the final decision-making authority over compensation decisions. The Compensation Committee takes into consideration our named executive officers’ total compensation, including base salary, annual incentives and long term incentives, both cash and equity, when considering market-based adjustments to our named executive officers’ compensation.

The Compensation Committee also has the authority to retain a compensation consultant from time to time to review our compensation policies and programs to determine our competitiveness within the oil and gas industry and advise the Compensation Committee as to whether modifications should be adopted in order to attract, motivate and retain key employees.

To create our Peer Group, we considered companies with similar revenue, reserves, production, market capitalization, enterprise value, region, capital expenditures, and the daily dollar value of stock trading. We also believe that we compete with these companies for executive talent:

Amplify Energy Corp. Battalion Oil Corporation Berry Corp. Earthstone Energy, Inc. Evolution Petroleum Corp Northern Oil and Gas, Inc.	Ranger Oil Corporation Ring Energy, Inc. SandRidge Energy, Inc. SilverBow Resources, Inc. Vital Energy, Inc. W&T Offshore, Inc.

Elements of our Executive Compensation Program

Base Salary

Base salary is the fixed annual compensation the Company pays to each of its named executive officers for carrying out their specific job responsibilities. Base salaries are a major component of the total annual cash compensation paid to the Company’s named executive officers. Base salaries are determined after taking into account many factors, including (a) the responsibilities of the officer, the level of experience and expertise required for the position and the strategic impact of the position; (b) the need to recognize each officer’s unique value and demonstrated individual contribution, as well as future contributions; (c) the performance of the Company and each officer; and (d) salaries paid for comparable positions in similarly-situated companies.

The Company’s management team and Compensation Committee reviews the base salaries for each named executive officer periodically as well as at the time of any promotion or significant change in job responsibilities and, in connection with each review, the Company’s Board considers individual and company performance over the course of the relevant time period. The Company’s Board and Compensation Committee has historically made adjustments to base salaries for named executive officers upon consideration of any factors that it deems relevant, including but not limited to: (a) any increase or decrease in the named executive officer’s responsibilities, (b) the named executive officer’s job performance, and (c) the level of compensation paid to senior executives of other companies with whom the Company competes for executive talent, as estimated based on publicly available information and the experience of members of the Company’s Board.

Annual Cash Bonuses

The Company’s employment agreements for our named executive officers provide for target annual cash bonuses of 50% of base salary. In making its recommendation to our Board for the amount of the annual cash bonuses, the Compensation Committee, in consultation with the Chief Executive Officer, evaluates overall Company performance and relative stockholder return, the value of similar awards to executive officers at comparable companies, and the awards historically given to the named executive officers.

The Compensation Committee retains the flexibility to recommend certain adjustments to the awards recommended by the Chief Executive Officer for all employees, including our named executive officers, within the overall parameters of the applicable employment agreements and established compensation objectives, to better recognize the impact of their general contributions to the Company’s success, individual strengths and the individual efforts that each individual officer exerted on our behalf during the fiscal year.

The Compensation Committee annually reviews and approves the performance metrics and quantitative goals and/or comparative analysis that make up the cash incentive bonus awards. The performance metrics and quantitative goals are reviewed annually by the Compensation Committee with input from our executive officers, advice from retained experts, when deemed appropriate, and adjusted, as needed, in order to reflect our current structure and operations.

Annual Equity Awards

The Company’s employment agreements with our named executive officers provide for a target annual equity award of 100% of base salary, except that Mr. Bobby D. Riley is eligible to receive a target annual equity award equal to 120% of his annual base salary. The Company also includes annual equity awards as part of the compensation for other employees. For our named executive officers, the criteria to determine the amount of the annual equity awards is determined in the discretion of the Company’s Board upon consultation with the Compensation Committee.

Other Compensation Matters

Tax and Accounting Considerations

In setting the components of our executive compensation program, our Board and the Compensation Committee considers the impact of the following tax and accounting provisions:

Code Section 162(m). Prior to January 1, 2018, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallowed a tax deduction by public companies for compensation over $1 million paid individually to covered employees, as defined in the Code. Qualifying performance-based compensation was not subject to the deduction limit if certain requirements were met. The Tax Cuts and Jobs Act of 2017 (the “TCJA”) eliminated the qualified performance-based compensation exception to the $1 million annual deduction limit and made certain other changes that expand the pool of covered employees, in each case for tax years beginning on or after January 1, 2018. Tax deductibility is only one factor considered by the Committee in making compensation decisions that are in the best interest of the Company and our stockholders.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation” (“ASC Topic 718”). ASC Topic 718 requires a public company to measure the cost of employee services received in exchange for an award of equity based on the grant date fair value of the award. Our equity awards to our named executive officers (and to our other employees) are structured to maintain the appropriate accounting treatment.

Code Section 409A. Section 409A of the Code provides that deferrals of compensation under a nonqualified deferred compensation plan or arrangement are to be included in an individual’s current gross income to the extent that such deferrals are not subject to a substantial risk of forfeiture and have not previously been included in the individual’s gross income, unless certain requirements are met. We structure our equity compensation plans and agreements, change of control agreements, severance plans and agreements and other incentive plans and agreements, each to the extent they are subject to Section 409A, to be in compliance with Section 409A. We do not currently grant any discounted stock appreciation rights (“SARs”) to which Section 409A may apply.

Code Sections 280G and 4999. The change of control agreements in effect for our executive officers provide that, upon a change of control, we will either (i) reduce the amount of severance benefits otherwise payable to the executive officer so that such severance benefits will not be subject to excise tax for purposes of Code Sections 280G and 4999 or (ii) pay the full amount of severance benefits to the executive officer (but with no tax “gross-up”), whichever produces the better after-tax result for the executive officer (often referred to as the “best-of-net” approach).

Long Term Incentive Plan

Our employees, including our named executive officers, as well as directors and consultants, are eligible to participate in the LTIP. The equity awards granted under the LTIP are intended to act as a long term retention tool and align employee and stockholder interests by increasing compensation as stockholder value increases.

Restricted stock awards under this program represent awards of actual shares of our common stock that generally provide for vesting in three equal installments over three years following the grant date, contingent upon continued employment. We believe that awards of restricted stock provide a significant incentive for the named executive officers to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. We believe that restricted shares are a powerful tool for helping us retain executive talent. The higher value of a share of restricted stock in comparison to a stock option allows us to issue fewer total shares in order to arrive at a competitive total long term incentive award value. Furthermore, we believe that the use of restricted stock reflects competitive practice among companies with whom we compete for executive talent.

Certain time-based restricted stock awards granted to the applicable named executive officers were still outstanding at the end of 2023, therefore they are reflected in the Outstanding Equity Awards at Year End 2023 table below.

Change of Control and Severance Agreements

As noted above, we maintain substantially similar employment agreements with each of our named executive officers that provide for severance compensation in connection with certain triggering events relating to a change of control of our Company and/or termination of employment. We believe these arrangements mitigate a potential disincentive for our named executive officers when they are evaluating a potential acquisition of the company, particularly when their services may not be required by the acquiring entity. In such a situation, we believe that these arrangements are necessary to encourage retention of our named executive officers through the conclusion of the transaction, and to ensure a smooth management transition. We believe that the level of benefits provided under these agreements is reasonable relative to market practice and helps us to attract and retain key talent. Change of control payments and benefits for our named executive officers are based on a “double-trigger” arrangement (that is, they require both a change in control of the Company plus a qualifying termination of employment before payments and benefits are paid). We have provided more information about these benefits below under “Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at Year End 2023

Name	Number of shares of restricted stock that have not vested (1)	Market value of shares of restricted stock that have not vested (2)

Bobby D. Riley	110,348	$3,005,880

Kevin Riley	64,887(3)	$1,767,522

Philip Riley	83,882	$2,284,946

(1)          Restricted stock vests ratably over a three-year term from initial grant date.

(2)          The value of the unvested restricted stock is shown assuming a market value of $27.24, the closing market price of a share of common stock on December 29, 2023.

(3)          Amount reflected here is the amount Kevin Riley is entitled to under his Separation Agreement.

Potential Payments upon Termination or Change in Control

Change in Control and Severance Provisions

We have entered into employment agreements with each of our named executive officers that contain change in control and severance provisions entitling those individuals to certain payments under specified circumstances. In connection with a change in control (or within six months after a change in control), pursuant to the award agreement, all outstanding unvested equity awards held by the executive will automatically vest and the employment agreements contain change in control provisions whereby, if the executive’s employment is terminated by the company without “cause” or by the executive for “good reason” (in each case, as defined in his employment agreement) the executive will be entitled to receive a cash payment equal to (i) 200% of the executive’s base salary then in effect, (ii) 200% of the executive’s annual bonus received for the preceding year, and (iii) six  months of COBRA premiums to continue his existing group health and dental coverage.

These agreements also provide that absent a change in control, if his employment is terminated by the Company without cause or by him for good reason each executive would be entitled to certain vesting acceleration rights, plus a cash payment equal to (i) 100% of the executive’s base salary then in effect, (ii) 100% of the executive’s annual bonus received for the preceding year, and (iii) six  months of COBRA premiums to continue his existing group health and dental coverage.  The foregoing notwithstanding, in such an event, the cash payment to Mr. Bobby D. Riley would be 200% of his base salary then in effect plus 200% of the annual bonus he received for the preceding year.  These agreements further contain parachute payment limitations whereby payments payable to an executive may be reduced if doing so would put the executive in a more advantageous after-tax provision than if payments were not reduced and the executive became subject to excise taxes under Section 4999 of the Code.

Equity Award Agreements

The award agreements governing the named executive officers’ equity awards also contain provisions that would govern accelerated vesting in connection with a change in control, in which case 100% of time-based restricted stock awards would vest upon a change in control. The time-based restricted stock grant agreements also provide for the accelerated vesting of a certain number of shares of restricted stock in the event of a termination of employment without cause, for good reason or due to death or disability (as such terms are defined in an applicable award agreement with the participant).

Estimated Payments to Named Executive Officers

The compensation amounts included in the table below are estimates of the amounts that would have become payable to each named executive officer under the various triggering events described in the foregoing provisions, assuming in each case that the applicable event (whether a change-in-control and/or a termination of employment) occurred on the last business day of 2023.

Name	Base Salary ($)	Annual Bonus ($) (1)	Stock Award ($) (2)	All Other Compensation ($) (3)	Total ($)

Bobby D. Riley
Termination without Cause / Resignation for Good Reason	$1,060,000	$1,340,330	$3,005,880	$17,214	$5,423,424
Termination with Cause / Resignation without Good Reason	$-	$-	$-	$-	$-
Change in Control without Termination	$-	$-	$3,005,880	$-	$3,005,880
Change in Control with Qualifying Termination (4)	$1,060,000	$1,340,330	$3,005,880	$17,214	$5,423,424
Death or Disability	$-	$-	$3,005,880	$-	$3,005,880

Kevin Riley (5)
Termination without Cause / Resignation for Good Reason	$445,000	$-	$1,767,522	$23,316	$2,235,838
Termination with Cause / Resignation without Good Reason	$-	$-	$-	$-	$-
Change in Control without Termination	$-	$-	$-	$-	$-
Change in Control with Qualifying Termination (4)	$-	$-	$-	$-	$-
Death or Disability	$-	$-	$-	$-	$-

Philip Riley
Termination without Cause / Resignation for Good Reason	$470,000	$476,387	$2,284,946	$11,658	$3,242,991
Termination with Cause / Resignation without Good Reason	$-	$-	$-	$-	$-
Change in Control without Termination	$-	$-	$2,284,946	$-	$2,284,946
Change in Control with Qualifying Termination (4)	$940,000	$952,774	$2,284,946	$11,658	$4,189,378
Death or Disability	$-	$-	$2,284,946	$-	$2,284,946

(1)	Bonus amount due is based on the most recent annual bonus payment made to the named executive officer.

(2)
All unvested equity awards at the time of the qualifying event would immediately vest. The value of the unvested restricted stock is shown assuming a market value of $27.24, the closing market price of a share of common stock on December 29, 2023.

(3)	Employee is entitled to receive six months of COBRA insurance premiums.

(4)	Includes termination without cause or resignation for good reason in the six months prior to or the 24 months following a change in control.

(5)	Amounts here reflect payments per Separation Agreement.

Director Compensation

The table below summarizes the total compensation for each of the non-employee directors for the year ended December 31, 2023.

Director	Board Fees ($) (1)	Stock Award ($) (2)		Total ($)

Brent Arriaga	$100,192	$209,868	(5)	$310,060
Rebecca Bayless	$100,192	$209,868	(5)	$310,060
Bryan H. Lawrence (3)	$-	$-		$-
E. Wayne Nordberg	$100,192	$209,868	(5)	$310,060
Beth di Santo (4)	$-	$-		$-

(1)	Reflects the amount of the annual retainer, committee retainers (as applicable) and meeting fees, which were paid in cash during the year ended December 31, 2023.

(2)	The amounts reported in this column represent the grant date fair value of the equity awards of restricted stock granted, calculated in accordance with FASB ASC Topic 718.

(3)	Mr. Lawrence has elected not to receive compensation for his service as a director.

(4)
Ms. di Santo has elected not to receive compensation for her service as a director. Payments to Ms. di Santo for legal services provided to the Company pursuant to an engagement letter with di Santo Law PLLC is set forth under the heading “Related Party Transactions” below.

(5)	The restricted stock awards have a one-year vesting period, which resulted in these restricted stock awards vesting in May 2024.

Director Retainer/Fees and Equity Compensation

Pursuant to our standard non-employee director compensation agreements (each an “Independent Director Agreement”) in effect in 2023 through the 2024 annual meeting, Messrs. Arriaga and Nordberg and Ms. Bayless, each a non-employee director, were entitled annually to a $120,000 cash retainer and up to $200,000 in restricted stock, subject to a one-year vesting period, adjusted for partial periods of service. In 2023, additional fees for service as a chairperson of a Committee or for Board or Committee meeting attendance were eliminated. Ms. di Santo and Mr. Lawrence, our other non-employee directors, are not compensated for their service on our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our 5% Stockholders

To the Company’s knowledge, the following table sets forth information as of April 1, 2024 regarding the beneficial ownership of Common Stock by each person known to us to own beneficially more than 5% of the outstanding common stock, each director, each director nominee, our named executive officers, and our directors and named executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 1, 2024 through the exercise of any option or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options or any other right to acquire shares of our common stock.

	Shares Beneficially Owned (1)
	Number	%(2)
5% Stockholders
Riley Exploration Group, LLC (3)	2,165,219	10.6%
Yorktown Energy Partners VIII, LP (4)	1,075,254	5.3%
Yorktown Energy Partners X, LP (5)	390,860	1.9%
Yorktown Energy Partners XI, LP (6)	1,784,113	8.7%
Bluescape Riley Exploration Holdings LLC (7)	5,221,767	25.6%
Balmon Investments Ltd. (8)	2,119,921	10.4%

Directors and Executive Officers
Bobby D. Riley (9)	364,198	1.8%
Philip Riley (10)	119,618	*
Other Executive Officers (11)	214,416	1.1%
Bryan H. Lawrence (3)(4)(5)(6)	7,117	*
Brent Arriaga (12)	8,678	*
Rebecca Bayless (13)	10,228	*
E. Wayne Nordberg (14)	10,178	*
Beth di Santo	21,000	*
Kevin Riley (15)	202,726	1.0%
All Directors and Executive Officers as a Group (16)	755,433	3.7%

* Less than 1%

(1)
The amounts and percentages of common stock beneficially owned are reported on the bases and regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.

(2)	% is based on 20,400,032 shares of outstanding common stock, which includes 571,130 shares of unvested restricted stock.
(3)
Pursuant to the Form 4 filed by Riley Exploration Group, LLC on January 22, 2024. Certain investment funds managed by Yorktown Partners LLC own an aggregate of approximately 13.08% of Riley Exploration Group, LLC. The address of Riley Exploration Group, LLC is 29 E. Reno, Suite 500, Oklahoma City, Oklahoma 73104.

(4)
Pursuant to the Form 4 filed by Bryan H. Lawrence on January 22, 2024. Yorktown VIII Associates LLC is the sole general partner of Yorktown VIII Company LP, the sole general partner of Yorktown Energy Partners VIII, L.P. The managers of Yorktown VIII Associates LLC, who act by majority approval, are Bryan H. Lawrence, one of the Company’s directors, W. Howard Keenan, Jr., Peter A. Leidel, Tomás R. LaCosta and Robert A. Signorino. As a result, Yorktown VIII Associates LLC may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the Company common stock owned by Yorktown Energy Partners VIII, L.P. Yorktown VIII Associates LLC and Yorktown VIII Company LP disclaim beneficial ownership of the Company common stock held by Yorktown Energy Partners VIII, L.P. in excess of their pecuniary interests therein. The managers of Yorktown VIII Associates LLC disclaim beneficial ownership of the Company common stock owned by Yorktown Energy Partners VIII, L.P. The address of such Yorktown entities is 410 Park Avenue, 20th Floor, New York, New York 10022.

(5)
Pursuant to the Form 4 filed by Bryan H. Lawrence on January 22, 2024. Yorktown X Company LP is the sole general partner of Yorktown Energy Partners X, L.P. Yorktown X Associates LLC is the sole general partner of Yorktown X Company LP. The managers of Yorktown X Associates LLC, who act by majority approval, are Bryan H. Lawrence, one of the Company’s directors, W. Howard Keenan, Jr., Peter A. Leidel, Tomás R. LaCosta, Robert A. Signorino and Bryan R. Lawrence. As a result, Yorktown X Associates LLC may be deemed to share the power to vote or direct the vote or to dispose or direct the disposition of the Company common stock owned by Yorktown Energy Partners X, L.P. Yorktown XI Company LP and Yorktown X Associates LLC disclaim beneficial ownership of the Company common stock held by Yorktown Energy Partners X, L.P. in excess of their pecuniary interest therein. The managers of Yorktown X Associates LLC disclaim beneficial ownership of the Company common stock to be held by Yorktown Energy Partners X, L.P. The address of such funds is 410 Park Avenue, 20th Floor, New York, New York 10022.

(6)
Pursuant to the Form 4 filed by Bryan H. Lawrence on January 22, 2024. Yorktown XI Company LP is the sole general partner of Yorktown Energy Partners XI, L.P. Yorktown XI Associates LLC is the sole general partner of Yorktown XI Company LP. The managers of Yorktown XI Associates LLC, who act by majority approval, are Bryan H. Lawrence, one of the Company’s directors, W. Howard Keenan, Jr., Peter A. Leidel, Tomás R. LaCosta, Robert A. Signorino and Bryan R. Lawrence. As a result, Yorktown XI Associates LLC may be deemed to share the power to vote or direct the vote or to dispose or direct the disposition of the Company common stock owned by Yorktown Energy Partners XI, L.P. Yorktown XI Company LP and Yorktown XI Associates LLC disclaim beneficial ownership of the Company common stock held by Yorktown Energy Partners XI, L.P. in excess of their pecuniary interest therein. The managers of Yorktown XI Associates LLC disclaim beneficial ownership of the Company common stock to be held by Yorktown Energy Partners XI, L.P. The address of such funds is 410 Park Avenue, 20th Floor, New York, New York 10022.

(7)
Pursuant to a Schedule 13D/A filed by Bluescape Resources Company LLC on April 14, 2021. Bluescape Riley Exploration Holdings LLC is a Delaware limited liability company and beneficially owns Company common stock. Philip Riley, currently the Company’s Chief Financial Officer and Executive Vice President — Strategy and formerly a director of REP, LLC, was also previously an investment manager for Bluescape Riley Exploration Holdings LLC. The address of Bluescape Riley Exploration Holdings LLC and mailing address of each listed beneficial owner is 300 Crescent Court, Suite 1860, Dallas, Texas 75201.

(8)
Pursuant to a Form 4 filed by Alvin Libin on September 21, 2023 and additional information provided by Balmon Investments, Ltd.  Balmon Investments, Ltd. is owned by Alvin Libin.The address of Balmon California, Inc. and Balmon Investments Ltd. is 3200 255 5th Avenue SW, Calgary, Alberta, Canada T2P 3G6.

(9)	Includes 110,348 unvested shares of restricted stock issued under the LTIP that remain subject to forfeiture. Includes 253,850 shares pledged as collateral to secure certain personal indebtedness.
(10)	Includes 83,882 unvested shares of restricted stock issued under the LTIP that remain subject to forfeiture. Includes 35,736 shares pledged as collateral to secure certain personal indebtedness.
(11)	Includes 150,784 unvested shares of restricted stock under the LTIP that remain subject to forfeiture.
(12)	Includes 4,760 unvested shares of restricted stock under the LTIP that remain subject to forfeiture.
(13)	Includes 4,760 unvested shares of restricted stock under the LTIP that remain subject to forfeiture.
(14)	Includes 4,760 unvested shares of restricted stock under the LTIP that remain subject to forfeiture.
(15)
Mr. Kevin Riley is the Company’s former President.  Includes 64,887 unvested shares of restricted stock issued under the LTIP that remain subject to forfeiture. Includes 137,839 shares pledged as collateral to secure certain personal indebtedness.

(16)	Includes 359,294 unvested shares of restricted stock under the LTIP that remain subject to forfeiture

Equity Compensation Plans.

See “Item 5. Market for Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities” of the Original 10-K for information regarding our common stock that may be issued pursuant to equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures

The Company has adopted policies and procedures for the review, approval, and ratification of “related person” transactions as defined under SEC Rules and regulations. Our Audit Committee Charter requires management to inform the Audit Committee of all related person transactions as defined under Item 404 of Regulation S-K. Examples of the type of transactions the Audit Committee reviews include payments made by the Company directly to a related person (other than in his or her capacity as a director or employee), or to an entity in which the related person serves as an officer, director, employee or owner, and any other transaction where a potential conflict of interest exists. In order to identify any such transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with any company in which the officer or director or their family members may have an interest. In addition, our code of ethics requires that the Board or its authorized committee review and approve or ratify any related person transaction.

Although our management believes that the terms of the related party transactions described below are reasonable, it is possible that we could have negotiated more favorable terms for such transactions with unrelated third parties.

Related Party Transactions

Indemnification Agreement

The Company has entered into an indemnification agreement with each of its directors and executive officers. These agreements provide that the Company will indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such persons under any directors’ and officers’ liability insurance policy the Company chooses, in its discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under Delaware law and are in addition to any other rights the indemnitee may have under the Company’s Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance the Company’s ability to attract and retain knowledgeable and experienced officers and directors.

Registration Rights Agreement

In October 2020, REP LLC entered into a second amended and restated registration rights agreement (the “Registration Rights Agreement”) with REG, Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Exploration Acquisition LLC, Bobby Riley, Kevin Riley and Corey Riley. The Registration Rights Agreement provides for customary rights for these parties to demand that REP LLC (or certain successors by merger, which includes Riley Permian) file a resale shelf registration statement and certain piggyback rights with respect to registrable securities held by such parties (which registrable securities included the Riley Permian common stock received in the merger with REP LLC).

On April 7, 2021, the Company filed a registration statement on Form S-3, as updated by a prospectus supplement filed January 8, 2024 covering the offering for resale from time to time of up to 14,997,367 shares of our common stock owned by the selling stockholders named therein. Subject to certain limitations in the Registration Rights Agreement, parties to the agreement holding more than 15% of the then-currently registrable securities under the agreement can require Riley Permian to participate in a firm underwritten resale of the securities, provided that Riley Permian will not be obligated to participate in more than two such underwritten resales per year.

Subject to certain exceptions, if at any time Riley Permian proposes to register an offering of equity securities or conduct an underwritten offering, whether or not for its own account, then Riley Permian must notify the equity holders party to the Registration Rights Agreement of such proposal to allow them to include a specified number of their registrable securities in that registration statement or underwritten offering, as applicable. These registration rights will be subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and Riley Permian’s right to suspend use of a prospectus under a registration statement under certain circumstances, including if Riley Permian is pursuing a bona fide material acquisition, merger, reorganization, disposition or other similar transaction and Riley Permian’s Board determines in good faith that Riley Permian’s ability to pursue or consummate such a transaction would be materially and adversely affected by any required disclosure of such transaction in the registration statement (and such disclosure is then-required therein by applicable law, rule or regulation to permit offers and sales thereunder), Riley Permian has experienced some other material nonpublic event the disclosure of which in the registration statement at such time, in the good faith judgment of Riley Permian’s Board, would materially and adversely affect Riley Permian (and such disclosure therein is then-required by applicable law, rule or regulation to permit offers and sales thereunder), or Riley Permian’s Board shall have determined in good faith, upon the advice of counsel, that it is required by law, rule or regulation to file a post-effective amendment to such registration statement to reflect certain updated information of the type described in the Registration Rights Agreement. The Registration Rights Agreement provides certain time limitations on how long such delays may be implemented. Riley Permian will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective.

Contribution and Participation Agreement

In May 2019, Polaris E&P, LLC (“Polaris”), a wholly-owned subsidiary of REG, and Oakspring Energy Holdings, LLC, a portfolio company of Yorktown Partners (“Oakspring”), each contributed certain assets and liabilities, including without limitation, working capital, working interests in certain oil and natural gas properties and related assets in Bastrop, Fayette and Lee Counties, Texas (referred to as the Viking Project), working interests in certain oil and natural gas properties and related assets in Yoakum, Gaines and Andrews Counties, Texas and Lea County, New Mexico (referred to as the Kachina Project), and working interests in Winkler County (referred to as the Keystone Project), to newly-formed Combo Resources, LLC (“Combo”), in exchange for membership interests in Combo. The contribution transaction is effective as of April 1, 2019.

Simultaneously with the contribution transaction, Combo entered into a management services agreement with Riley Permian Operating Company, LLC (“RPOC”), a wholly-owned subsidiary of the Company. Pursuant to the management services agreement, as amended, RPOC provided certain administrative services to Combo in exchange for payment equal to $100,000. Effective as of January 31, 2024, the management services agreement was terminated.

Pursuant to a participation agreement, certain oil and natural gas properties were developed by Riley and Combo who currently jointly own interests in 6 established units in Lee and Fayette Counties, Texas. Effective January 31, 2024, the participation agreement was terminated and Riley will no longer have the right to acquire interest in Combo’s leases or earn an interest in the future units formed within defined areas. Riley may participate in any wells or units to the extent Riley owns an interest in oil, gas or minerals attributable to such new well or unit. Further, Riley can continue to participate in wells drilled within each of the established units. RPOC continues to serve as contract operator for the 6 established units in accordance with a standard joint operating agreement.

Contract Services

RPOC provides certain administrative and operational services to Riley Exploration Group, LLC (“REG”) in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement. Combo and REG are portfolio companies of Yorktown Energy Partners XI, L.P. (“Yorktown XI”), certain managed funds of which have investments in the Company (all deemed to be related parties).

Other Affiliate Matters

Our director, Beth A. di Santo has served in the past and continues to serve as General Counsel for the Company pursuant an engagement letter with di Santo Law PLLC, a law firm owned by Ms. di Santo. Legal fees paid by the Company to di Santo Law, PLLC during the Company’s year ended December 31, 2023 were $0.9 million.

In February 2021, the Company and di Santo Law PLLC entered into an annual engagement letter that provides a monthly fixed fee in exchange for Ms. di Santo serving as General Counsel, as well as other legal services billed at hourly rates for certain corporate transactions. The engagement letter is subject to annual review and approval by the Board or the Compensation Committee.

Involvement in Certain Legal Proceedings

To the knowledge of management, no present director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

To the knowledge of management, during the past ten years, no director, executive officer or person nominated to become a director or an executive officer of the Company has been a party adverse to the Company or had a material interest adverse to the Company in any proceeding.

Except as set forth above, there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which any other director has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K, nor are there legal proceedings in which any director, director nominee or executive officer have been involved in the last ten years for which disclosure is required under Item 401(f) of Regulation S-K. None of the directors were appointed as pursuant to any arrangement or understanding with any other person.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees associated with audit and other professional services provided to us by BDO USA, P.C. Houston, Texas, PCAOB ID# 243 for the years ended December 31, 2023 and 2022.

	Fiscal Year 2023	Fiscal Year 2022

Audit Fee	$901,462	$810,896
Audit Related Fees	$293,530	$-
Tax Fees	$-	$-
Other Fees	$-	$-
Total	$1,194,992	$810,896

(1)
Audit fees are for audit services, including the integrated audit of our consolidated financial statements and internal control over financial reporting for 2023 and 2022, quarterly reviews, registration statements, comfort letters, statutory and regulatory audits, and accounting consultations.

(2)
There are no other fees for services rendered to us by BDO USA, P.C. BDO USA, P.C. did not provide to us any financial information systems design or implementation services during the fiscal years ended December 31, 2023 and 2022.

All of the fiscal year 2023 and 2022 services described above were approved by the Audit Committee pursuant to the SEC rule that requires Audit Committee pre-approval of audit and non-audit services provided by the Company’s independent auditors. The Audit Committee considered whether the provisions of such services, including non-audit services, by BDO USA, P.C. were compatible with maintaining its independence and concluded they were.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements

No financial statements are filed with this Annual Report on Form 10-K/A.

(2)	Exhibits

Exhibit Number	Description

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

4.1
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

4.2
Note Purchase Agreement, dated as of April 3, 2023, by and among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).

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

10.27
Thirteenth Amendment to the Credit Agreement dated as of February 22, 2023, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2023).

10.28
Purchase and Sale Agreement dated February 22, 2023 by and between Pecos Oil & Gas, LLC, as Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2023).

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

10.31†
Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).

10.32†
Form of Restricted Stock Agreement (Time Vesting - Named Executive Officers), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).

10.33†
Form of Restricted Stock Agreement (Non-Employee Director), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).

10.34†
Form of Common Stock Award Agreement, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).

10.35†
Separation and Release Agreement dated December 21, 2023, by and among Riley Exploration Permian, Inc., Riley Permian Operating Company, LLC, and Kevin Riley (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 26, 2023).

21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

23.1
Consent of BDO USA, P.C. (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

23.2
Consent of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

97.1
Riley Exploration Permian, Inc. Clawback Policy Effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

99.1
Report of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 that is being amended hereby).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and containted in Exhibit 101)

*	Filed herewith.

**	Previously filed.

†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: April 3, 2024	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer and President

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President - Strategy