Form 10-Q
period 2024-03-31
Riley Exploration Permian, Inc.
filed 2024-05-08
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of May 3, 2024 was 21,543,798.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
ATM	At-the-market equity sales program
CME	Chicago Mercantile Exchange
Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	Unsecured 10.5% senior notes due April 2028
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, contained in this Quarterly Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "intends," "may," "should," "anticipates," "expects," "could," "plans," "estimates," "projects," "targets" or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1.A Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023. We continue to face many risks and uncertainties including, but not limited to:

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
•any reduction in our borrowing base on our Credit Facility from time to time and our ability to repay any excess borrowings as a result of such reduction;
•the impact of our derivative strategy and the results of future settlement;
•our ability to comply with the financial covenants contained in our Credit Facility and in our unsecured Senior Notes;
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
•legislative or regulatory changes, including initiatives related to hydraulic fracturing, regulation of greenhouse gases, water conservation, seismic activity, weatherization, or protection of certain species of wildlife, or of sensitive environmental areas;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2024	December 31, 2023
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$6,564	$15,319
Accounts receivable	38,583	35,126
Prepaid expenses	5,698	1,625
Inventory	6,351	6,177
Current derivative assets	1,638	5,013
Total current assets	58,834	63,260
Oil and natural gas properties, net (successful efforts)	856,388	846,901
Other property and equipment, net	20,545	20,653
Non-current derivative assets	705	2,296
Other non-current assets, net	19,894	12,601
Total Assets	$956,366	$945,711
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$12,016	$3,855
Accrued liabilities	20,684	33,159
Revenue payable	30,113	30,695
Current derivative liabilities	9,812	360
Current portion of long-term debt	20,000	20,000
Other current liabilities	7,131	6,276
Total Current Liabilities	99,756	94,345
Non-current derivative liabilities	2,763	—
Asset retirement obligations	21,108	19,255
Long-term debt	321,842	335,959
Deferred tax liabilities	75,231	73,345
Other non-current liabilities	1,056	1,212
Total Liabilities	521,756	524,116
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 20,400,032 and 20,405,093 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	280,698	279,112
Retained earnings	153,892	142,463
Total Shareholders' Equity	434,610	421,595
Total Liabilities and Shareholders' Equity	$956,366	$945,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$99,424	$66,412
Contract services - related parties	320	600
Total Revenues	99,744	67,012
Costs and Expenses:
Lease operating expenses	16,769	8,875
Production and ad valorem taxes	7,231	4,110
Exploration costs	4	332
Depletion, depreciation, amortization and accretion	17,779	9,083
General and administrative:
Administrative costs	5,339	5,467
Share-based compensation expense	1,692	1,114
Cost of contract services - related parties	363	110
Transaction costs	—	1,887
Total Costs and Expenses	49,177	30,978
Income from Operations	50,567	36,034
Other Income (Expense):
Interest expense, net	(9,067)	(1,016)
Gain (loss) on derivatives, net	(17,077)	5,755
Income (loss) from equity method investment	167	(232)
Total Other Income (Expense)	(25,977)	4,507
Net Income from Operations before Income Taxes	24,590	40,541
Income tax expense	(5,832)	(8,690)
Net Income	$18,758	$31,851
Net Income per Share:
Basic	$0.94	$1.62
Diluted	$0.94	$1.60
Weighted Average Common Shares Outstanding:
Basic	19,891	19,649
Diluted	19,992	19,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Share-based compensation expense	—	—	1,692	—	1,692
Repurchased shares for tax withholding	(5)	—	(106)	—	(106)
Dividends declared	—	—	—	(7,329)	(7,329)
Net income	—	—	—	18,758	18,758
Balance, March 31, 2024	20,400	$20	$280,698	$153,892	$434,610

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net income	$18,758	$31,851
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	—	332
Depletion, depreciation, amortization and accretion	17,779	9,083
(Gain) loss on derivatives, net	17,077	(5,755)
Settlements on derivative contracts	104	(5,088)
Amortization of deferred financing costs and discount	1,315	192
Share-based compensation expense	1,692	1,260
Deferred income tax expense	1,886	5,283
Other	(240)	232
Changes in operating assets and liabilities
Accounts receivable	(3,457)	911
Prepaid expenses and other current assets	205	(1,276)
Other non-current assets	(217)	—
Accounts payable and accrued liabilities	(170)	(3,894)
Inventory	(174)	(5,031)
Revenue payable	(582)	1,611
Other current liabilities	2,149	3,259
Net Cash Provided by Operating Activities	56,125	32,970
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(34,939)	(34,986)
Contributions to equity method investment	(5,619)	(1,840)
Funds held in escrow	(1,926)	(33,000)
Additions to other property and equipment	(124)	(109)
Net Cash Used in Investing Activities	(42,608)	(69,935)
Cash Flows from Financing Activities:
Deferred financing costs	—	(49)
Proceeds from credit facility	—	33,000
Repayments under credit facility	(10,000)	—
Repayments of Senior Notes	(5,000)	—
Payment of common share dividends	(7,166)	(6,778)
Common stock repurchased for tax withholding	(106)	(234)
Net Cash (Used in) Provided by Financing Activities	(22,272)	25,939
Net Decrease in Cash and Cash Equivalents	(8,755)	(11,026)
Cash and Cash Equivalents, Beginning of Period	15,319	13,301
Cash and Cash Equivalents, End of Period	$6,564	$2,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$8,324	$788
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(4,210)	$2,870
Assets contributed to equity method investment	$—	$2,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Nature of Business
Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGLs in Texas and New Mexico. Our activities primarily include the horizontal development of conventional reservoirs on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas and Eddy County, New Mexico.
On April 3, 2023 (the "Closing Date"), the Company completed the acquisition of oil and natural gas assets (the "New Mexico Acquisition") from Pecos Oil & Gas, LLC ("Pecos"), a Delaware limited liability company and an affiliate of Cibolo Energy Partners LLC. For further information regarding the New Mexico Acquisition, see Note 4 - Acquisitions of Oil and Natural Gas Properties.

(2) Basis of Presentation

These unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include the accounts of Riley Permian and its wholly-owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, shareholders' equity, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflicts between Russia and Ukraine and Israel and Hamas, the volatile inflationary environment in U.S. markets and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable
Accounts receivable is summarized below:

	March 31, 2024	December 31, 2023
	(In thousands)
Oil, natural gas and NGL sales	$36,599	$31,135
Joint interest accounts receivable	1,973	1,630
Other accounts receivable	11	2,361
Total accounts receivable	$38,583	$35,126

As of December 31, 2022, the Company had accounts receivables from oil, natural gas and NGL sales of $24.1 million.
The Company had no allowance for credit losses at March 31, 2024 and December 31, 2023.

Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Deferred financing costs, net (1)	$3,441	$3,844
Right of use assets	1,666	1,890
Equity method investment	11,406	5,620
Other	3,381	1,247
Total other non-current assets, net	$19,894	$12,601
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.
Equity method investment. In January 2023, the Company formed a joint venture, RPC Power LLC ("RPC Power"), for the purpose of constructing a power infrastructure for onsite power generation in Yoakum County, Texas using produced natural gas. The Company has contributed its portion of capital for the joint venture through RPC Power Holdco LLC, a wholly-owned subsidiary of the Company. In March 2024, the Company made an additional capital contribution of $5.6 million in RPC Power. As of March 31, 2024, the Company owned 35% and had invested $11.5 million in the joint venture, comprised of $9.2 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by its share of income in the joint venture.
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued capital expenditures	$6,766	$15,851
Accrued lease operating expenses	5,952	6,038
Accrued general and administrative costs	5,789	4,655
Accrued ad valorem tax	1,284	5,269
Other accrued expenditures	893	1,346
Total accrued liabilities	$20,684	$33,159

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset Retirement Obligations
Components of the changes in ARO for the three months ended March 31, 2024 and the year ended December 31, 2023 are shown below:

	March 31, 2024	December 31, 2023
	(In thousands)
ARO, beginning balance	$23,044	$3,038
Liabilities incurred	9	45
Liabilities assumed in acquisitions	—	19,359
Liability settlements and disposals	(104)	(1,039)
Accretion	532	1,641
ARO, ending balance	23,481	23,044
Less: current ARO (1)	(2,373)	(3,789)
ARO, long-term	$21,108	$19,255
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.

Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Oil and natural gas sales:
Oil	$96,992	$64,974
Natural gas	683	523
NGLs	1,749	915
Total oil and natural gas sales, net	$99,424	$66,412

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Acquisitions of Oil and Natural Gas Properties
New Mexico Acquisition
On April 3, 2023, the Company completed the New Mexico Acquisition from Pecos for $324.7 million, including customary purchase price adjustments. The assets acquired are located in Eddy County, New Mexico, and include approximately 10,600 total contiguous net acres of leasehold. The acquisition also included 18 net horizontal wells and 250 net vertical wells.
The Company funded the New Mexico Acquisition through a combination of proceeds from the issuance of $200 million of Senior Notes and borrowings under the Company's Credit Facility, including application of a $33 million escrow deposit paid during the three months ended March 31, 2023 from borrowings under the Credit Facility. For further information regarding the financing for the New Mexico Acquisition, see Note 9 - Long-Term Debt.
The New Mexico Acquisition qualified as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recognized at fair value as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and ARO assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of future production volumes, future development, future operating costs, future cash flows and the use of a weighted average cost of capital. These inputs required the use of significant judgments and estimates at the date of valuation, and use of different estimates and judgments could yield different results.
The following presents the allocation of the total purchase price of the New Mexico Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the Closing Date:

Purchase price allocation (in thousands):

Total cash consideration	$324,686

Assets acquired:
Inventory	$2,980
Oil and natural gas properties	342,308
Other	$149
Amount attributable to assets acquired	$345,437

Liabilities assumed:
Revenue payable	$1,475
Asset retirement obligations	19,276
Amount attributable to liabilities assumed	$20,751

Net assets acquired	$324,686

Transaction costs associated with the New Mexico Acquisition were approximately $1.9 million for the three months ended March 31, 2023 and are included on the accompanying condensed consolidated statements of operations.
Post-Acquisition Operating Results
The results of operations attributable to the New Mexico Acquisition since the Closing Date have been included in the condensed consolidated statements of operations and include $29.0 million of total revenue, net, and $18.9 million of earnings for the three months ended March 31, 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro Forma Operating Results
The following unaudited pro forma combined results for the three months ended March 31, 2023 reflect the consolidated results of operations of the Company as if the New Mexico Acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for (i) amortization for the discount and deferred financing costs and interest expense related to the Senior Notes and Credit Facility, (ii) depletion, depreciation and amortization expense, and (iii) interest expense related to the financing for the New Mexico Acquisition. In addition, the pro forma information has been effected for income taxes with a 21.5% statutory tax rate for three months ended March 31, 2023.

Three Months Ended
March 31, 2023
(In thousands, except per share amounts)
Total revenues	$97,607
Net income	$33,798
Basic net income per common share	$1.72
Diluted net income per common share	$1.70
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
Entry into Purchase and Sale Agreement
On March 22, 2024, the Company entered into a purchase and sale agreement, pursuant to which the Company agreed to purchase interest in oil and natural gas properties in Eddy County, New Mexico ("2024 NM Asset Acquisition") for a purchase price of approximately $20.5 million, subject to customary post-closing adjustments. In connection with executing the purchase and sale agreement in March 2024, a deposit of $1.9 million was paid by the Company and is included in other non-current assets, net in the accompanying condensed consolidated balance sheets. The Company closed this asset acquisition on May 7, 2024 with an effective date of December 1, 2023. See Note 14 - Subsequent Events.

(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	March 31, 2024	December 31, 2023
	(In thousands)
Proved	$924,429	$895,783
Unproved	99,301	100,216
Work-in-progress	55,784	57,004
	1,079,514	1,053,003
Accumulated depletion, amortization and impairment	(223,126)	(206,102)
Total oil and natural gas properties, net	$856,388	$846,901
Depletion and amortization expense for proved oil and natural gas properties was $17.0 million and $8.9 million, respectively, for the three months ended March 31, 2024 and 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts limits the downside risk for adverse price changes, their use also limits future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in the accompanying condensed consolidated statements of operations.
As of March 31, 2024, the Company’s oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis swaps. The following table summarizes the open financial derivative positions as of March 31, 2024, related to our future oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q2 2024	465,000	$74.76
Q3 2024	405,000	$74.35
Q4 2024	360,000	$73.94
2025	510,000	$72.50

Natural Gas Swaps (Mcf)
Q2 2024	600,000	$3.21
Q3 2024	600,000	$3.21
Q4 2024	450,000	$3.67
2025	1,235,000	$3.75
2026	450,000	$4.01

Oil Collars (Bbl)
Q2 2024	390,000		$61.08	$85.76
Q3 2024	366,000		$61.00	$83.61
Q4 2024	390,000		$61.92	$83.39
2025	1,465,000		$63.35	$75.94

Natural Gas Collars (Mcf)
Q2 2024	405,000		$3.01	$3.68
Q3 2024	405,000		$3.01	$3.68
Q4 2024	405,000		$3.50	$4.45
2025	1,215,000		$3.28	$4.30

Oil Basis (Bbl)
Q2 2024	330,000	$0.97
Q3 2024	330,000	$0.97
Q4 2024	330,000	$0.97

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month CME Term Secured Overnight Financing Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s Credit Facility. In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period May 2024 - December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. This gain will be realized upon settlement of the contracts in 2024.

At the time of settlement of these interest rate derivative contracts, gain or loss on settlement will be included in interest expense on the condensed consolidated statements of operations.

The following table summarizes the open interest rate derivative positions as of March 31, 2024:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
April 2024 - April 2026	Long	$30,000	3.180%
April 2024 - April 2026	Long	$50,000	3.039%
May 2024 - December 2024	Short	$80,000	4.910%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$6,488	$(4,850)	$1,638
Non-current derivative assets	6,175	(5,470)	705
Current derivative liabilities	(14,662)	4,850	(9,812)
Non-current derivative liabilities	(8,233)	5,470	(2,763)
Total	$(10,232)	$—	$(10,232)

	December 31, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,948	$(3,935)	$5,013
Non-current derivative assets	6,687	(4,391)	2,296
Current derivative liabilities	(4,295)	3,935	(360)
Non-current derivative liabilities	(4,391)	4,391	—
Total	$6,949	$—	$6,949
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Settlements on derivative contracts	$104	$(5,088)
Non-cash gain (loss) on derivatives	(17,181)	10,843
Gain (loss) on derivatives, net	$(17,077)	$5,755

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The carrying values of financial instruments comprising cash, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the New Mexico Acquisition are considered Level 3 measurements.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$10,712	$—	$10,712
Interest rate assets	$—	$1,951	$—	$1,951
Financial liabilities:
Commodity derivative liabilities	$—	$(22,895)	$—	$(22,895)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$14,766	$—	$14,766
Interest rate assets	$—	$869	$—	$869
Financial liabilities:
Commodity derivative liabilities	$—	$(8,686)	$—	$(8,686)

The following table summarizes the fair value and carrying amount of the Company's financial instruments.

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$175,000	$175,000	$185,000	$185,000
Senior Notes (Level 2)(1)	$166,842	$190,426	$170,959	$185,346
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Transactions with Related Parties
Contract Services
Riley Permian Operating Company, LLC ("RPOC") provided certain administrative services to Riley Exploration Group, LLC ("REG") and certain administrative and operational services for Combo Resources, LLC ("Combo"). REG and Combo are third-party entities with no ownership by the Company or any members of its management team as of March 31, 2024. REG owns shares of equity in the Company. Combo and the Company also own interests in certain oil and natural gas properties in Lee and Fayette Counties, Texas, which were being jointly developed by Combo and the Company.
RPOC provided administrative services to REG in exchange for a monthly fee of $100 thousand pursuant to a contract services agreement or MSA. Beginning in February 2024, the Company began a transition of the administrative services to REG and its service providers at a reduced fee.
Additionally, RPOC provided certain administrative and operational services to Combo for a monthly fee of $100 thousand and reimbursement of all third party expenses pursuant to a contract services agreement. Both Combo and Riley Permian desired to terminate such MSA and transitioned the services under the MSA to Combo and its service providers effective as of January 31, 2024.
In addition, certain oil and natural gas properties were developed by Riley Permian and Combo who currently jointly own interests in 6 established units in Lee and Fayette Counties, Texas. Effective January 31, 2024, Riley Permian no longer has the right to acquire interest in Combo’s leases or earn an interest in the future units formed within defined areas. Riley Permian may participate in any wells or units to the extent Riley Permian owns an interest in oil, gas or minerals attributable to such new well or unit. Further, Riley Permian can continue to participate in wells drilled within each of the established units. Riley Permian continues to serve as operator on the wells in the established units.
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Combo	$100	$300
REG	220	300
Contract services - related parties	$320	$600

Cost of contract services	$363	$110
The Company had no amounts payable to Combo at March 31, 2024 and $0.7 million payable at December 31, 2023, which is reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for wells and fees due under the MSA, for Combo's net working interest in wells that the Company operates on Combo's behalf.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company. The Company incurred legal fees from di Santo Law of approximately $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. As of both March 31, 2024 and December 31, 2023, the Company had approximately $0.6 million in amounts accrued for di Santo Law, which was included in other current liabilities in the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	March 31, 2024	December 31, 2023
	(In thousands)
Credit Facility	$175,000	$185,000
Senior Notes
Principal	180,000	185,000
Less: Unamortized discount(1)	9,473	10,117
Less: Unamortized deferred financing costs(2)	3,685	3,924
Total Senior Notes	166,842	170,959

Total debt	341,842	355,959
Less: Current portion of long-term debt(3)	20,000	20,000
Total long-term debt	$321,842	$335,959
___________________
(1)Unamortized discount on long-term debt is amortized over the term of the respective debt.
(2)Unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(3)As of March 31, 2024 and December 31, 2023, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.

Credit Facility
As of March 31, 2024, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $375 million. On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the New Mexico Acquisition, the Company entered into the fourteenth amendment to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. On November 14, 2023, through the semi-annual redetermination process, the Credit Facility was amended to increase the borrowing base from $325 million to $375 million.
The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00. The Credit Facility also contains a total leverage ratio for Restricted Payments, as defined in the credit agreement. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.50 to 1.00. If the pro forma leverage ratio is between 2.00 to 2.50, the Restricted Payments cannot exceed trailing twelve month free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under on the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company must maintain a minimum hedging requirement included within the credit agreement for oil and natural gas based on its proved developed producing projected volumes for oil and natural gas on a rolling 24-month basis.
The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility. The following table summarizes the Credit Facility balances:

	March 31, 2024	December 31, 2023
	(In thousands)
Outstanding borrowings	$175,000	$185,000
Available under the borrowing base	$200,000	$190,000

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes
On April 3, 2023, and concurrent with the closing of the New Mexico Acquisition, the Company (as "Issuer") completed its issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount. The net proceeds from the Senior Notes were used to fund a portion of the purchase price and related fees, costs and expenses for the New Mexico Acquisition.
Interest is due and payable at the end of each quarter. In addition to interest, the Issuer will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of March 31, 2024, the Company had $20 million in current liabilities on the accompanying condensed consolidated balance sheet related to the quarterly principal payments due within the next 12 months.

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

The Senior Notes contain certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) an asset coverage ratio greater than 1.50 to 1.00. The Senior Notes also contain a total leverage ratio and an asset coverage ratio for Restricted Payments, as defined in the Note Purchase Agreement. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.00 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 15% of the Aggregate Elected Commitment Amount. Upon issuance of the Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on its proved developed producing projected volumes for oil and natural gas on a rolling 18-month basis.

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
The following table summarizes the Company's interest expense:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest expense	8,743	1,294
Interest income	(207)	—
Capitalized interest	(964)	(615)
Amortization of deferred financing costs	671	192
Amortization of discount on Senior Notes	644	—
Unused commitment fees on Credit Facility	180	145
Total interest expense, net	$9,067	$1,016

As of March 31, 2024 and December 31, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 8.51% and 8.68%, respectively.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024, the Senior Notes had $9.5 million of unamortized discount and $3.7 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the three months ended March 31, 2024.
As of March 31, 2024, the Company was in compliance with all covenants contained in the credit agreement for the Credit Facility and in the Note Purchase Agreement.

(10) Shareholders' Equity
Dividends
For the three months ended March 31, 2024 and 2023, the Company declared quarterly dividends on its common stock totaling approximately $7.3 million and $6.9 million, respectively.
Share-Based Compensation
In April 2023, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP"), which increased the total number of shares of common stock that may be utilized for awards pursuant to the A&R LTIP by 950,000 shares, from 1,387,022 to 2,337,022. The A&R LTIP had 1,076,095 shares available for future awards as of March 31, 2024.
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the three months ended March 31, 2024 under the A&R LTIP:

2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	521,997	$24.37
Granted	—	$—
Vested	(15,285)	$24.39
Forfeited	(469)	$20.27
Unvested at March 31, 2024	506,243	$24.82

For the three months ended March 31, 2024 and 2023, the total share-based compensation expense was $1.7 million and $1.3 million, respectively. Share-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $9.4 million of additional share-based compensation expense will be recognized over the weighted average life of 25 months for the unvested restricted share awards as of March 31, 2024.
ATM Program
On September 1, 2023, the Company entered into an Equity Distribution Agreement in connection with an at-the-market equity sales program ("ATM") pursuant to which the Company may offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through its agents. The offer and sale of the shares has been registered under the Securities Act of 1933, as amended ("Securities Act"), pursuant to the Company’s registration statement on Form S-3, as amended. A prospectus supplement related to the offering of the shares, as defined in Rule 415(a)(4) promulgated under the Securities Act, was also filed. The Company intends to use the net proceeds from any offering for working capital purposes and other general corporate purposes, including, but not limited to, financing of capital expenditures, repayment or refinancing of

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes.
During the three months ended March 31, 2024, the Company did not execute any sales under the ATM program. As of March 31, 2024, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.

(11) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Current income tax expense:
Federal	$3,577	$3,207
State	369	200
Total current income tax expense	3,946	3,407
Deferred income tax expense:
Federal	1,513	5,088
State	373	195
Total deferred income tax expense	1,886	5,283
Total income tax expense	$5,832	$8,690
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	0.5%	—%
Share-based compensation	—%	(0.4)%
State income taxes, net of federal benefit	2.4%	0.8%
Effective income tax rate	23.9%	21.4%

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
(Unaudited)
(12) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)

Net income	$18,758	$31,851

Basic weighted-average common shares outstanding	19,891	19,649
Restricted shares	101	261
Diluted weighted average common shares outstanding	19,992	19,910

Basic net income per share	$0.94	$1.62
Diluted net income per share	$0.94	$1.60

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended March 31,
	2024	2023
Restricted shares	409,822	246,358

(13) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of March 31, 2024 or December 31, 2023. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of March 31, 2024 or December 31, 2023.
Contractual Commitments
In October 2021, the Company executed an agreement related to its EOR project. This agreement is a CO2 purchase agreement that has a daily contract quantity with Kinder Morgan CO2 Company, LLC with a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025.
In August 2022, the Company entered into a second amendment on its gas gathering and processing agreement with its primary midstream counterparty, Stakeholder Midstream LLC ("Stakeholder"). Stakeholder committed to expand its gathering and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder’s gathering

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
system for a minimum of seven years beginning on the in-service date of the expanded plant, which is expected to be during the second quarter.
The Company entered into agreements with RPC Power including one of its subsidiaries, which include RPC Power providing operational expertise on the implementation and management of the power generation assets for a monthly fee of $20 thousand for a period of 10 years. In addition, the Company entered into a tolling agreement and committed to provide the natural gas needed to fuel the onsite power generators for 10 years following the in-service date, with an automatic yearly extension until terminated by either party, for a fee based on a per MMBtu basis adjusted for contractual usage factors.
In October 2023, the Company entered into a purchase agreement for pipe related to its 2024 drilling program. As of March 31, 2024, the Company has commitments to purchase approximately $8.5 million of pipe by December 2024.

(14) Subsequent Events
Dividend Declaration
On April 11, 2024, the Board of Directors of the Company declared a cash dividend of $0.36 per share of common stock payable on May 9, 2024 to its shareholders of record at the close of business on April 25, 2024.
Equity Offering
On April 3, 2024, the Company issued 1,015,000 shares of common stock at a par value of $0.001 per share. Net proceeds from the issuance were approximately $25.9 million, after deducting the underwriting discounts and commissions.
Asset Acquisition
On May 7, 2024, the Company closed the 2024 NM Asset Acquisition for approximately $20.5 million, subject to customary post-closing adjustments.

.Table of Contents
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended December 31, 2023. The following discussion contains "forward-looking statements" that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I. Item 1A of the Company's Annual Report for the fiscal year ended December 31, 2023.

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
Financial and Operating Highlights
Financial and operating results reflect the following:
•Increased total net equivalent production by 55% to 20.4 MBoe/d for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023
•During the three months ended March 31, 2024, 6 gross (5.97 net) horizontal wells brought online to production
•Realized average oil price on production sold of $75.25 per barrel, before derivative settlements, during the three months ended March 31, 2024
•Generated cash flow from operations of $56.1 million for the three months ended March 31, 2024
•Incurred total accrual (activity based) capital expenditures before acquisitions of $26.2 million for the three months ended March 31, 2024
•Paid cash dividends on common shares of $7.2 million during the three months ended March 31, 2024
•$6.6 million in cash and $341.8 million in total debt as of March 31, 2024

.Table of Contents
Recent Developments
Market Conditions, Commodity Prices and Interest Rates
The U.S. and global economies and markets have experienced heightened volatility following impactful geopolitical events, the effects of widespread inflation, and the impact of significantly higher interest rates. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.
The combination of geopolitical events, inflation and the higher interest rate environment has led to numerous forecasts of a U.S. or global recession. Any such recession could prolong market volatility or cause a decline in commodity prices, among other potential impacts.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of oil and natural gas reserves.
New Mexico Acquisition
On April 3, 2023, the Company completed the New Mexico Acquisition for an adjusted purchase price of $324.7 million. The New Mexico Acquisition was funded through a combination of borrowings under the Company's Credit Facility and proceeds from the issuance of $200 million of Senior Notes.
Power Joint Venture
In January 2023, the Company entered into an agreement to form a joint venture created for the purpose of constructing new power infrastructure for onsite baseload power generation using produced natural gas for its Champions Field. The Company had an initial 30% investment in the joint venture company, RPC Power, which was increased to 35% in the current quarter, and is committed to providing its portion of capital expenditures. Construction of the onsite power generation facility was predominately completed during 2023 with temporary power generation beginning November 2023 and permanent onsite power generation beginning operations in the second quarter 2024.

.Table of Contents
Results of Operations
Comparison for the three months ended March 31, 2024 and 2023.
The following table sets forth selected operating data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues (in thousands):
Oil sales	$96,992	$64,974
Natural gas sales	683	523
NGL sales	1,749	915
Oil and natural gas sales, net	$99,424	$66,412

Production Data, net:
Oil (MBbls)	1,289	893
Natural gas (MMcf)	1,631	949
NGLs (MBbls)	293	134
Total (MBoe)	1,854	1,185

Daily combined volumes (Boe/d)	20,374	13,169
Daily oil volumes (Bbls/d)	14,165	9,922

Average Realized Prices:
Oil ($ per Bbl)	$75.25	$72.76
Natural gas ($ per Mcf)	$0.42	$0.55
NGLs ($ per Bbl)	$5.97	$6.83

Average Realized Prices, including derivative settlements:(1)
Oil ($ per Bbl)	$74.33	$67.06
Natural gas ($ per Mcf)	$1.20	$0.55
NGLs ($ per Bbl)	$5.97	$6.83
_____________________
(1)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of its commodity derivative contracts. These gains and losses are included under other income (expense) on the Company’s condensed consolidated statements of operations.

.Table of Contents

Oil and Natural Gas Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content as well as midstream counterparty fees and deducts. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in the volume of production sold or changes in commodity prices. The Company’s total oil and natural gas revenue, net increased $33.0 million, or 50%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Oil revenues
•For the three months ended March 31, 2024, oil revenues increased by $32.0 million, or 49%, compared to the three months ended March 31, 2023. Of the increase, $28.8 million was attributable to an increase in volume and $3.2 million to an increase in our realized price. Volumes increased by 44%, while realized prices increased by 3% compared to the three months ended March 31, 2023. The oil and natural gas properties acquired in the New Mexico Acquisition contributed $26.4 million to the Company's revenues for the three months ended March 31, 2024.
•Oil volumes increased during the three months ended March 31, 2024 due to oil and natural gas assets acquired in the New Mexico Acquisition, production from new wells, and workovers performed on existing wells. During the three months ended March 31, 2024, we brought online 6 gross (5.97 net) horizontal wells. The oil and natural gas properties acquired in the New Mexico Acquisition contributed oil volumes of approximately 350 MBbls for the three months ended March 31, 2024.
•The average WTI price increased by $1.57 per Bbl during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.
Natural gas revenues
•For the three months ended March 31, 2024, natural gas revenues increased by $0.2 million, compared to the three months ended March 31, 2023. Of the increase, $0.4 million was attributable to an increase in volumes, partially offset by a $0.2 million decrease attributable to lower realized price. Volumes increased by 72%, while realized prices decreased by 24%.
•Natural gas volumes increased during the three months ended March 31, 2024 due to oil and natural gas properties acquired in the New Mexico Acquisition, production from new wells, and workovers performed on existing wells. The oil and natural gas properties acquired in the New Mexico Acquisition contributed 862 MMcf to the Company's natural gas volumes for the three months ended March 31, 2024.

•The average Henry Hub price decreased by $0.49 per Mcf during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
NGL revenues
•For the three months ended March 31, 2024, NGL revenues increased by $0.8 million compared to the three months ended March 31, 2023. Of the increase, $1.1 million was attributable to an increase in volume, partially offset by a $0.3 million decrease attributable to lower realized price. Volumes increased by 119%, while realized prices decreased by 13%.
•NGL volumes increased during the three months ended March 31, 2024 due to oil and natural gas properties acquired in the New Mexico Acquisition, production from new wells, and workovers performed on existing wells. The oil and natural gas properties acquired in the New Mexico Acquisition contributed 155 MBbls to the Company's NGL volumes for the three months ended March 31, 2024.

.Table of Contents

Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Contract services - related parties(1)	$320	$600
Cost of contract services - related parties(2)	363	110
Gross profit (loss) from contract services	$(43)	$490
_____________________
(1)The Company’s contract services - related parties revenue is derived from master service agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represents costs specifically attributable to the master service agreements the Company has in place with the respective related parties.
The MSA with Combo was terminated as of January 31, 2024. See Note 8 - Transactions with Related Parties for more information.

Costs and Expenses

The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended March 31,
	2024	2023
Costs and Expenses:	(In thousands)
Lease operating expenses	$16,769	$8,875
Production and ad valorem taxes	$7,231	$4,110
Exploration costs	$4	$332
Depletion, depreciation, amortization and accretion	$17,779	$9,083

Administrative costs	$5,339	$5,467
Share-based compensation	1,692	1,114
General and administrative expense	$7,031	$6,581

Transaction costs	$—	$1,887
Interest expense, net	$9,067	$1,016
(Gain) loss on derivatives, net	$17,077	$(5,755)
(Income) loss from equity method investment	$(167)	$232
Income tax expense	$5,832	$8,690

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

.Table of Contents
associated with produced water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $7.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven primarily by the oil and natural gas properties acquired in the New Mexico Acquisition which contributed $7.5 million to the Company's LOE for the three months ended March 31, 2024.
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
Production and ad valorem taxes increased by $3.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Production taxes increased primarily due to increases in our oil and natural gas sales, including revenues from production associated with the oil and natural gas properties acquired in the New Mexico Acquisition. Ad valorem taxes increased for the three months ended March 31, 2024 based on higher estimated property values for the current taxable period and higher tax rates for the current taxable period.
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

Depletion, depreciation, amortization and accretion expense increased by $8.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was primarily due to depletion associated with the oil and natural gas properties acquired in the New Mexico Acquisition and a higher depletion rate on the historical properties.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by higher share-based compensation expense.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful property acquisitions. There were no transaction costs for the three months ended March 31, 2024. During the three months ended March 31, 2023, the transaction costs of $1.9 million primarily related to the New Mexico Acquisition that closed April 3, 2023.
Interest Expense
Interest expense increased by $8.1 million during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increase in interest expense was primarily due to higher debt balances, including the Senior Notes, as a result of financing for the New Mexico Acquisition, along with higher interest rates on borrowings under our Credit Facility, during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

.Table of Contents
Gain (Loss) on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Settlements on derivative contracts	$104	$(5,088)
Non-cash gain (loss) on derivatives	(17,181)	10,843
Gain (loss) on derivatives, net	$(17,077)	$5,755

Cash gains or losses on settled derivative contracts related to contracts that settle during the period and are a function of the difference in settled versus contractual prices and the associated hedged volumes for each underlying commodity. Non-cash gains or losses on derivatives relate to unsettled contracts and are a function of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities relative to contractual pricing for our derivative contracts outstanding.
Income Tax Expense
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 11 - Income Taxes to the Company's accompanying condensed consolidated financial statements included herein for further discussion of income taxes.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Current income tax expense	$3,946	$3,407
Deferred income tax expense	1,886	5,283
Total income tax expense	$5,832	$8,690

Effective income tax rate	23.9%	21.4%

The rise in our effective income tax rate was primarily due to the New Mexico Acquisition increasing our apportionment in New Mexico, which has a higher state tax rate than where we have historically operated.

.Table of Contents
Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. The Company’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations and borrowings under our Credit Facility. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2023, the Company amended its Credit Facility to increase the borrowing base and issued Senior Notes to fund the New Mexico Acquisition. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.
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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of March 31, 2024, we had a working capital deficit of $40.9 million compared to a deficit of $31.1 million as of December 31, 2023. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of March 31, 2024 and December 31, 2023. The working capital deficit at March 31, 2024 reflects $9.8 million in current derivative liabilities compared to $0.4 million in current derivative liabilities at December 31, 2023. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of March 31, 2024 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Net cash provided by operating activities	$56,125	$32,970
Net cash used in investing activities	$(42,608)	$(69,935)
Net cash provided by (used in) financing activities	$(22,272)	$25,939
Operating Activities
The Company’s net cash provided by operating activities increased by $23.1 million, or 70%, to $56.1 million for the three months ended March 31, 2024 from $33.0 million for the three months ended March 31, 2023. The increase was primarily driven by a $32.7 million increase in revenues and a $5.2 million decrease in payments to settle commodity derivative contracts, partially offset by a $9.3 million increase in certain expenses, including LOE and production and ad valorem taxes and a $7.1 million increase in interest paid.
Investing Activities
The Company's cash flows used in investing activities decreased by $27.3 million to $42.6 million for the three months ended March 31, 2024 from $69.9 million for the three months ended March 31, 2023. The decrease was primarily due to funds

.Table of Contents
held in escrow associated with the Company's New Mexico Acquisition of $33.0 million for the three months ended March 31, 2023, partially offset by a $1.9 million deposit for the 2024 NM Asset Acquisition and an increase of $3.8 million in contributions to the equity method investment in RPC Power for the three months ended March 31, 2024.
Financing Activities
Net cash flow used in financing activities was $22.3 million for the three months ended March 31, 2024 compared to net cash flow provided by financing activities of $25.9 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company had repayments to its Credit Facility of $10.0 million and to its Senior Notes of $5.0 million, compared to a draw on its Credit Facility of $33.0 million for the three months ended March 31, 2023, used to fund the escrow for the New Mexico Acquisition.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $375 million with outstanding borrowings of $175 million on March 31, 2024, representing available borrowing capacity of $200 million.
On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of Senior Notes of up to $200 million. On April 3, 2023, the Company amended its Credit Facility to, among other things, increase the borrowing base from $225 million to $325 million. On November 14, 2023, through the semi-annual redetermination, the Company increased its borrowing base to $375 million.
During 2023, the Company issued $200 million in principal amount of Senior Notes with a maturity date of April 2028. The proceeds from the Senior Notes were used to finance the New Mexico Acquisition. The principal balance of the Senior Notes as of March 31, 2024 was $180 million.
See further discussion in Note 9 - Long-Term Debt to the Company's condensed consolidated financial statements included herein.
Distributions
For the three months ended March 31, 2024, the Company authorized and declared a quarterly dividend totaling approximately $7.3 million, with $7.2 million paid in cash and $0.1 million payable to restricted shareholders upon vesting.
Contractual Obligations
As of March 31, 2024, the Company has commitments with its primary midstream counterparty and has purchase commitments totaling $8.5 million related to its 2024 drilling program. In addition, the Company entered into an agreement in 2023 to form a joint venture and is committed to contributing its portion of capital expenditures into the joint venture company and further entered into a tolling agreement to commit to providing the natural gas needed for the joint venture. The Company has also committed to a CO2 purchase agreement for a daily contracted quantity for an initial term that extends through December 2025. See Note 13 - Commitments and Contingencies in our notes to the condensed consolidated financial statements.

Critical Accounting Estimates
The Company's critical accounting policies and estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2024 are the same as those described in Riley Permian's Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

.Table of Contents
Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to "Part I. Item 3 - Legal Proceedings" of Riley Permian's Annual Report on Form 10-K for the year ended December 31, 2023, and "Part I. Item 1. Note 13 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report (which is incorporated by reference herein) for additional information.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, under the headings "Part I. Item 1. and Item 2. Business and Properties," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 1A. Risk Factors," should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those that were described in the Company's 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our common stock repurchase activity during the first quarter of 2024 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 31	4,440	$23.05	—	—
February 29	152	$22.48	—	—
March 31	—	$—	—	—
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

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

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
4.1
Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024).

4.2
Note Purchase Agreement, dated as of April 3, 2023, among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).

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

RILEY EXPLORATION PERMIAN, INC.

Date: May 8, 2024	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer and President

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy