Form 10-Q
period 2024-06-30
Riley Exploration Permian, Inc.
filed 2024-08-07
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 2, 2024 was 21,575,276.

DEFINITIONS
As used in this Quarterly Report on Form 10-Q (the "Quarterly Report"), unless otherwise noted or the context otherwise requires, we refer to Riley Exploration Permian, Inc., together with its consolidated subsidiaries, as "Riley Permian," "REPX," "the Company," "Registrant," "we," "our," or "us." In addition, this Quarterly Report includes certain terms commonly used in the oil and natural gas industry, and the following are abbreviations and definitions of certain terms used within this Quarterly Report:

Measurements.
Bbl	One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons
Boe
One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet of gas to 1 barrel of oil and by converting NGL volumes to equivalent oil barrels at a ratio of 1 barrel of NGL to 1 barrel of oil

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
ATM	At-the-market equity sales program
CME	Chicago Mercantile Exchange
Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
CO2	Carbon Dioxide
EOR	Enhanced Oil Recovery
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYSE	NYSE American
Oil	Crude oil and condensate
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	Unsecured 10.5% senior notes due April 2028
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). We continue to face many risks and uncertainties including, but not limited to:
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
•failure to realize any of the anticipated benefits of our joint ventures or other equity investments;
•the risk that the Company's enhanced oil recovery ("EOR") or carbon capture, utilization and sequestration ("CCUS") projects may not perform as expected or produce the anticipated benefits;
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
•our ability to comply with the financial covenants contained in our Credit Facility and in our Senior Notes;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2024	December 31, 2023
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$10,910	$15,319
Accounts receivable	42,077	35,126
Prepaid expenses	1,766	1,625
Inventory	5,685	6,177
Current derivative assets	1,426	5,013
Total current assets	61,864	63,260
Oil and natural gas properties, net (successful efforts)	889,270	846,901
Other property and equipment, net	20,630	20,653
Non-current derivative assets	631	2,296
Equity method investment	20,757	5,620
Other non-current assets, net	9,805	6,981
Total Assets	$1,002,957	$945,711
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$12,581	$3,855
Accrued liabilities	19,156	33,159
Revenue payable	32,902	30,695
Current derivative liabilities	8,292	360
Current portion of long-term debt	20,000	20,000
Other current liabilities	4,691	6,276
Total Current Liabilities	97,622	94,345
Non-current derivative liabilities	2,527	—
Asset retirement obligations	31,503	19,255
Long-term debt	302,720	335,959
Deferred tax liabilities	78,418	73,345
Other non-current liabilities	1,135	1,212
Total Liabilities	513,925	524,116
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 21,559,918 and 20,405,093 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	21	20
Additional paid-in capital	309,341	279,112
Retained earnings	179,670	142,463
Total Shareholders' Equity	489,032	421,595
Total Liabilities and Shareholders' Equity	$1,002,957	$945,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$105,343	$99,312	$204,767	$165,724
Contract services - related parties	60	600	380	1,200
Total Revenues	105,403	99,912	205,147	166,924
Costs and Expenses:
Lease operating expenses	16,492	17,514	33,261	26,389
Production and ad valorem taxes	7,174	7,221	14,405	11,331
Exploration costs	60	80	64	412
Depletion, depreciation, amortization and accretion	17,470	18,601	35,249	27,684
General and administrative:
Administrative costs	6,644	6,500	11,983	11,967
Share-based compensation expense	3,281	1,225	4,973	2,339
Cost of contract services - related parties	—	109	363	219
Transaction costs	670	3,652	670	5,539
Total Costs and Expenses	51,791	54,902	100,968	85,880
Income from Operations	53,612	45,010	104,179	81,044
Other Income (Expense):
Interest expense, net	(8,857)	(10,161)	(17,924)	(11,177)
Gain (loss) on derivatives, net	(359)	8,665	(17,436)	14,420
Loss from equity method investment	(192)	(4)	(25)	(236)
Total Other Income (Expense)	(9,408)	(1,500)	(35,385)	3,007
Net Income from Operations before Income Taxes	44,204	43,510	68,794	84,051
Income tax expense	(10,656)	(10,442)	(16,488)	(19,132)
Net Income	$33,548	$33,068	$52,306	$64,919
Net Income per Share:
Basic	$1.61	$1.68	$2.57	$3.30
Diluted	$1.59	$1.65	$2.55	$3.25
Weighted Average Common Shares Outstanding:
Basic	20,866	19,671	20,378	19,660
Diluted	21,087	19,985	20,539	19,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Share-based compensation expense	—	—	1,692	—	1,692
Repurchased shares for tax withholding	(5)	—	(106)	—	(106)
Dividends declared	—	—	—	(7,329)	(7,329)
Net income	—	—	—	18,758	18,758
Balance, March 31, 2024	20,400	$20	$280,698	$153,892	$434,610
Share-based compensation expense	147	—	3,281	—	3,281
Repurchased shares for tax withholding	(2)	—	(52)	—	(52)
Issuance of common shares, net	1,015	1	25,414	—	25,415
Dividends declared	—	—	—	(7,770)	(7,770)
Net income	—	—	—	33,548	33,548
Balance, June 30, 2024	21,560	$21	$309,341	$179,670	$489,032

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472
Share-based compensation expense	14	—	1,225	—	1,225
Repurchased shares for tax withholding	(1)	—	(66)	—	(66)
Dividends declared	—	—	—	(6,846)	(6,846)
Net income	—	—	—	33,068	33,068
Balance, June 30, 2023	20,182	$20	$276,828	$110,005	$386,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net income	$52,306	$64,919
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	—	388
Depletion, depreciation, amortization and accretion	35,249	27,684
(Gain) loss on derivatives, net	17,436	(14,420)
Settlements on derivative contracts	(1,725)	(7,391)
Amortization of deferred financing costs and discount	2,632	1,281
Share-based compensation expense	4,973	2,485
Deferred income tax expense	5,073	13,737
Loss from equity method investment	25	236
Other	(42)	—
Changes in operating assets and liabilities
Accounts receivable	(6,951)	(7,033)
Prepaid expenses and other current assets	(186)	(1,318)
Other non-current assets	(302)	—
Accounts payable and accrued liabilities	(2,665)	1,074
Inventory	442	(1,715)
Revenue payable	1,931	6,098
Other current liabilities	(430)	2,695
Net Cash Provided by Operating Activities	107,766	88,720
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(53,926)	(83,023)
Net assets acquired in business combination	—	(325,094)
Acquisitions of oil and natural gas properties	(18,138)	(5,443)
Contributions to equity method investment	(15,162)	(3,566)
Additions to other property and equipment	(430)	(277)
Net Cash Used in Investing Activities	(87,656)	(417,403)
Cash Flows from Financing Activities:
Deferred financing costs	(69)	(6,214)
Proceeds from credit facility	15,000	178,000
Repayments under credit facility	(40,000)	(19,000)
Proceeds from Senior Notes, net of discount	—	188,000
Repayments of Senior Notes	(10,000)	(5,000)
Payment of common share dividends	(14,707)	(13,363)
Proceeds from issuance of common shares, net	25,415	—
Common stock repurchased for tax withholding	(158)	(300)
Net Cash (Used in) Provided by Financing Activities	(24,519)	322,123
Net Decrease in Cash	(4,409)	(6,560)
Cash, Beginning of Period	15,319	13,301
Cash, End of Period	$10,910	$6,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Six Months Ended June 30,
	2024	2023
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$16,372	$9,060
Income taxes, net of refunds	$10,773	$3,688
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(2,699)	$(6,461)
Right of use assets obtained in exchange for operating lease liability	$386	$(517)
Assets contributed to equity method investment	$—	$2,272
Asset retirement obligations assumed in acquisitions	$9,727	$19,359
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

(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include the accounts of Riley Permian and its consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, shareholders' equity, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's 2023 Annual Report.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflicts between Russia and Ukraine and Israel and Hamas, the volatile inflationary environment in U.S. markets and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable
Accounts receivable is summarized below:

	June 30, 2024	December 31, 2023
	(In thousands)
Oil, natural gas and NGL sales	$34,658	$31,135
Joint interest accounts receivable	2,048	1,630
Allowance for credit losses	(30)	—
Other accounts receivable	5,401	2,361
Total accounts receivable	$42,077	$35,126

As of December 31, 2022, the Company had accounts receivables from oil, natural gas and NGL sales of $24.1 million.
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, to determine if failure to collect is expected to occur. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivables included in the Company’s condensed consolidated balance sheets and are recorded in Administrative costs in the condensed consolidated statements of operations if failure to collect an estimable portion is determined to be probable. The Company had $30 thousand and no allowance for credit losses at June 30, 2024 and December 31, 2023.
Other Non-Current Assets, Net
Other non-current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Deferred financing costs, net (1)	$3,083	$3,844
Right of use assets	1,727	1,890
Other	4,995	1,247
Total other non-current assets, net	$9,805	$6,981
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued capital expenditures	$5,386	$15,851
Accrued lease operating expenses	5,280	6,038
Accrued general and administrative costs	4,806	4,655
Accrued ad valorem tax	2,568	5,269
Other accrued expenditures	1,116	1,346
Total accrued liabilities	$19,156	$33,159

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset Retirement Obligations
Components of the changes in ARO for the six months ended June 30, 2024 and the year ended December 31, 2023 are shown below:

	June 30, 2024	December 31, 2023
	(In thousands)
ARO, beginning balance	$23,044	$3,038
Liabilities incurred	12	45
Liabilities assumed in acquisitions	9,727	19,359
Liability settlements and disposals	(316)	(1,039)
Accretion	1,233	1,641
ARO, ending balance	33,700	23,044
Less: current ARO (1)	(2,197)	(3,789)
ARO, long-term	$31,503	$19,255
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Oil and natural gas sales:
Oil	$106,353	$97,830	$203,345	$162,803
Natural gas (1)	(977)	40	(294)	564
NGLs (1)	(33)	1,442	1,716	2,357
Total oil and natural gas sales, net	$105,343	$99,312	$204,767	$165,724
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing, and transportation costs which at times exceed the price received and result in negative average realized prices.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this standard to have a material impact on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company does not expect this standard to have a material impact on its disclosures.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Acquisitions of Oil and Natural Gas Properties
2023 New Mexico Acquisition
On April 3, 2023, the Company completed an acquisition of oil and natural gas properties (the "2023 New Mexico Acquisition") from Pecos Oil & Gas, LLC for $324.7 million, funded through a combination of proceeds from the issuance of $200 million of Senior Notes and borrowings under the Company's Credit Facility. The assets acquired are located in Eddy County, New Mexico, and include approximately 10,600 total contiguous net acres of leasehold. The acquisition also included 18 net horizontal wells and 250 net vertical wells.
The 2023 New Mexico Acquisition qualified as a business combination using the acquisition method of accounting. The following table presents the allocation of the total purchase price of the 2023 New Mexico Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the Closing Date.

Purchase price allocation (in thousands):

Total cash consideration	$324,686

Assets acquired:
Inventory	$2,980
Oil and natural gas properties	342,308
Other	$149
Amount attributable to assets acquired	$345,437

Liabilities assumed:
Revenue payable	$1,475
Asset retirement obligations	19,276
Amount attributable to liabilities assumed	$20,751

Net assets acquired	$324,686
Transaction costs associated with the 2023 New Mexico Acquisition were approximately $3.7 million and $5.5 million for the three and six months ended June 30, 2023, respectively, and are included on the accompanying condensed consolidated statements of operations.
Pro Forma Operating Results
The following unaudited pro forma combined results for the three and six months ended June 30, 2023 reflect the consolidated results of operations of the Company as if the 2023 New Mexico Acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for (i) amortization for the discount and deferred financing costs and interest expense related to the Senior Notes and Credit Facility, (ii) depletion, depreciation and amortization expense, and (iii) interest expense related to the financing for the 2023 New Mexico Acquisition. In addition, the pro forma information has been effected for income taxes with a 23% statutory tax rate for the three and six months ended June 30, 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
	(In thousands, except per share amounts)
Total revenues	$99,912	$197,519
Net income	$36,956	$76,799
Basic net income per common share	$1.88	$3.91
Diluted net income per common share	$1.85	$3.85
The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the 2023 New Mexico Acquisition been completed as of January 1, 2022, and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company closed on the previously announced acquisition of oil and natural gas properties in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which included 13,900 contiguous net acres to the Company's existing acreage in Eddy County, for a cash purchase price of approximately $17.6 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties and was funded through a combination of proceeds from the 2024 equity issuance ("2024 Equity Offering") discussed in Note 11 and cash on hand.

(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	June 30, 2024	December 31, 2023
	(In thousands)
Proved	$974,081	$895,783
Unproved	112,110	100,216
Work-in-progress	42,744	57,004
	1,128,935	1,053,003
Accumulated depletion, amortization and impairment	(239,665)	(206,102)
Total oil and natural gas properties, net	$889,270	$846,901
Depletion and amortization expense for proved oil and natural gas properties was $16.5 million and $17.9 million, respectively, for the three months ended June 30, 2024 and 2023 and $33.5 million and $26.8 million, respectively, for the six months ended June 30, 2024 and 2023.

(6) Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts partially limits the downside risk for adverse price changes, their use can also partially limit future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in the accompanying condensed consolidated statements of operations.
As of June 30, 2024, the Company’s oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis swaps. The following table summarizes the open financial derivative positions as of June 30, 2024, related to our future oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q3 2024	405,000	$74.35
Q4 2024	360,000	$73.94
2025	570,000	$72.86

Natural Gas Swaps (Mcf)
Q3 2024	600,000	$3.21
Q4 2024	450,000	$3.67
2025	1,470,000	$3.71
2026	555,000	$4.02

Oil Collars (Bbl)
Q3 2024	366,000		$61.00	$83.61
Q4 2024	390,000		$61.92	$83.39
2025	1,635,000		$63.41	$76.42
2026	265,000		$60.61	$80.71

Natural Gas Collars (Mcf)
Q3 2024	405,000		$3.01	$3.68
Q4 2024	405,000		$3.50	$4.45
2025	1,395,000		$3.29	$4.30

Oil Basis (Bbl)
Q3 2024	330,000	$0.97
Q4 2024	330,000	$0.97
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month CME Term Secured Overnight Financing Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s Credit Facility. In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period from May 2024 to December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. This gain will be realized upon settlement of the contracts in 2024.
At the time of settlement of these interest rate derivative contracts, gain or loss on settlement will be included in interest expense on the condensed consolidated statements of operations. Gains on interest rate swaps were $0.2 million for the three and six months ended June 30, 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the open interest rate derivative positions as of June 30, 2024:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
July 2024 - April 2026	Long	$30,000	3.180%
July 2024 - April 2026	Long	$50,000	3.039%
July 2024 - December 2024	Short	$80,000	4.910%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$5,345	$(3,919)	$1,426
Non-current derivative assets	5,761	(5,130)	631
Current derivative liabilities	(12,211)	3,919	(8,292)
Non-current derivative liabilities	(7,657)	5,130	(2,527)
Total	$(8,762)	$—	$(8,762)

	December 31, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,948	$(3,935)	$5,013
Non-current derivative assets	6,687	(4,391)	2,296
Current derivative liabilities	(4,295)	3,935	(360)
Non-current derivative liabilities	(4,391)	4,391	—
Total	$6,949	$—	$6,949
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Settlements on derivative contracts	$(1,829)	$(2,303)	$(1,725)	$(7,391)
Non-cash gain (loss) on derivatives	1,470	10,968	(15,711)	21,811
Gain (loss) on derivatives, net	$(359)	$8,665	$(17,436)	$14,420

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying values of financial instruments comprising cash, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in both the 2023 New Mexico Acquisition and the 2024 New Mexico Asset Acquisition are considered Level 3 measurements.
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$9,124	$—	$9,124
Interest rate assets	$—	$1,982	$—	$1,982
Financial liabilities:
Commodity derivative liabilities	$—	$(19,868)	$—	$(19,868)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$14,766	$—	$14,766
Interest rate assets	$—	$869	$—	$869
Financial liabilities:
Commodity derivative liabilities	$—	$(8,686)	$—	$(8,686)
The following table summarizes the fair value and carrying amount of the Company's financial instruments.

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$160,000	$160,000	$185,000	$185,000
Senior Notes (Level 2)(1)	$162,720	$182,638	$170,959	$185,346
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Equity Method Investment
In January 2023, the Company formed a joint venture, RPC Power LLC, a Delaware limited liability company ("RPC Power"), for the purpose of constructing, owning and operating power generation assets which are expected to be fully operational in the third quarter of 2024. These assets will use the Company’s produced natural gas to power its oilfield operations in Yoakum County, Texas. In May 2024, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) to expand the scope of its joint venture to include the constructing, owning, and operating of additional new power generation and storage assets which are expected to be operational in 2025, for the sale of energy and ancillary services to ERCOT ("Merchant Deal"). Upon signing the A&R LLC Agreement, the Company invested an additional $9.5 million and also increased its equity ownership in RPC Power from 35% to 50%. The Company also committed to invest up to an additional $21.5 million, if required, to fund its portion of the capital budget for 2024 and 2025 for the RPC Power joint venture. As the Company has significant influence due to its ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. As of June 30, 2024, the Company had invested $21 million in the joint venture, comprised of $18.7 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by its share of income in the joint venture.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 14 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Equity method investment, beginning balance	$11,406	$3,880	$5,620	$—
Contributions	9,543	1,726	15,162	5,838
Loss from equity method investment	(192)	(4)	(25)	(236)
Equity method investment, ending balance	$20,757	$5,602	$20,757	$5,602

(9) Transactions with Related Parties
RPC Power
In January 2023, the Company entered into a 10-year agreement with RPC Power, which provides for the conversion of specified quantities of the Company’s produced natural gas to electricity in order to power its oilfield operations in Yoakum County, Texas ("Tolling Agreement"). The Tolling Agreement was amended and restated in June 2024 ("A&R Tolling Agreement") primarily to reflect the new in-service date in the third quarter of 2024. The Company also entered into a 10-year agreement (“Asset Optimization Agreement”) in January 2023 that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
In May 2024, the Company entered into a 10-year natural gas supply agreement ("Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to occur throughout 2025.
At June 30, 2024, and December 31, 2023, the Company had no amounts accrued or in accounts payable related to these agreements.
See additional information related to RPC Power in Note 8 - Equity Method Investment and Note 14 - Commitments and Contingencies for additional information on future commitments.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Services
The Company and Combo Resources, LLC (“Combo”) own interests in six established units in Lee and Fayette Counties, Texas, which were jointly developed by the parties pursuant to participation agreements (collectively, the "Combo PA") and are currently operated by Riley Permian Operating Company, LLC ("RPOC"). RPOC also provided certain administrative and operational services to Combo pursuant to a management services agreement (the "Combo MSA") for a monthly fee of $100 thousand and reimbursement of all third party expenses until the Combo MSA was terminated on January 31, 2024. Upon termination of the Combo PA as of December 31, 2023 and pursuant to a letter agreement effective as of December 31, 2023, the Company agreed to relinquish its right to acquire additional working interests within a specified area. The rights of the Company in the six jointly owned units are not affected by this letter agreement and remain subject to the existing joint operating agreements between the parties.

The Company also provided certain administrative services pursuant to a services agreement (the "REG MSA") with Riley Exploration Group, LLC (“REG”) for a monthly fee of $100 thousand through January 2024 and $60 thousand through April 2024, and reimbursement of all third party expenses until the REG MSA was terminated effective May 31, 2024. The $60 thousand fee was waived for the month of May 2024.
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Combo	$—	$300	$100	$600
REG	60	300	280	600
Contract services - related parties	$60	$600	$380	$1,200

Cost of contract services	$—	$109	$363	$219
The Company had no amounts payable to Combo at June 30, 2024 and $0.7 million payable at December 31, 2023, which is reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for Combo's net working interest in wells that RPOC operates on Combo's behalf.
The Company had a $0.2 million receivable from REG at June 30, 2024 and no amounts receivable at December 31, 2023, which is reflected in accounts receivable on the accompanying condensed consolidated balance sheets. Amounts receivable from REG reflect administrative services provided by the Company to REG.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $0.5 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.8 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had approximately $0.2 million and $0.6 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	June 30, 2024	December 31, 2023
	(In thousands)
Credit Facility	$160,000	$185,000
Senior Notes
Principal	175,000	185,000
Less: Unamortized discount(1)	8,835	10,117
Less: Unamortized deferred financing costs(2)	3,445	3,924
Total Senior Notes	162,720	170,959

Total debt	322,720	355,959
Less: Current portion of long-term debt(3)	20,000	20,000
Total long-term debt	$302,720	$335,959
___________________
(1)Unamortized discount on long-term debt is amortized over the term of the respective debt.
(2)Unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(3)As of June 30, 2024 and December 31, 2023, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of June 30, 2024, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $375 million. On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the 2023 New Mexico Acquisition, the Company entered into the fourteenth amendment to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. On November 14, 2023, through the semi-annual redetermination process, the Credit Facility was amended to increase the borrowing base from $325 million to $375 million, which was reaffirmed in April 2024.
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
The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility. The following table summarizes the Credit Facility balances:

	June 30, 2024	December 31, 2023
	(In thousands)
Outstanding borrowings	$160,000	$185,000
Available under the borrowing base	$215,000	$190,000

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes
On April 3, 2023, and concurrent with the closing of the 2023 New Mexico Acquisition, the Company (as issuer) completed its issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount. The net proceeds from the Senior Notes were used to fund a portion of the purchase price and related fees, costs and expenses for the 2023 New Mexico Acquisition.
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of June 30, 2024, the Company had $20 million in current liabilities on the accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
The Company may, at its option, redeem, at any time and from time to time on or prior to April 3, 2026, some or all of the Senior Notes at 100% of the principal amount thereof plus the make-whole amount plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After April 3, 2026, but on or prior to October 3, 2026, the Company may, at its option, redeem, at any time and from time to time some or all of the Senior Notes at 100% of the principal amount thereof plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After October 3, 2026, the Company may redeem some or all of the Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Company. Certain note features, including those discussed above, were evaluated and deemed to be remote. Due to the remote nature, the fair value of these features was estimated to be approximately zero.
The Senior Notes contain certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) an asset coverage ratio greater than 1.50 to 1.00. The Senior Notes also contain a total leverage ratio and an asset coverage ratio for Restricted Payments, as defined in the Note Purchase Agreement. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.00 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 15% of the Aggregate Elected Commitment Amount, as defined in the Note Purchase Agreement. Upon issuance of the Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on its proved developed producing projected volumes for oil and natural gas on a rolling 18-month basis.
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
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	8,409	9,771	$17,152	$11,065
Interest income	(236)	—	(443)	—
Capitalized interest	(834)	(835)	(1,798)	(1,450)
Amortization of deferred financing costs	680	450	1,351	643
Amortization of discount on Senior Notes	637	638	1,281	638
Unused commitment fees on Credit Facility	201	137	381	281
Total interest expense, net	$8,857	$10,161	$17,924	$11,177
As of June 30, 2024 and December 31, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 8.50% and 8.68%, respectively.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, the Senior Notes had $8.8 million of unamortized discount and $3.4 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the six months ended June 30, 2024. As of December 31, 2023, the Senior Notes had $10.1 million of unamortized discount and $3.9 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the year ended December 31, 2023.
As of June 30, 2024, the Company was in compliance with all covenants contained in the credit agreement for the Credit Facility and in the Note Purchase Agreement.

(11) Shareholders' Equity
Dividends
For the three months ended June 30, 2024 and 2023, the Company declared quarterly dividends on its common stock totaling approximately $7.8 million and $6.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Company declared quarterly dividends on its common stock totaling approximately $15.1 million and $13.7 million, respectively.
Share-Based Compensation
In April 2023, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP"), which increased the total number of shares of common stock that may be utilized for awards pursuant to the A&R LTIP by 950,000 shares, from 1,387,022 to 2,337,022. The A&R LTIP had 929,374 shares available for future awards as of June 30, 2024.
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the six months ended June 30, 2024 under the A&R LTIP:

Amended and Restated 2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	521,997	$24.37
Granted	167,929	$28.83
Vested	(98,299)	$26.78
Forfeited	(21,677)	$28.11
Unvested at June 30, 2024	569,950	$25.41
For the three months ended June 30, 2024 and 2023, the total share-based compensation expense was $3.3 million and $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, the total share-based compensation expense was $5.0 million and $2.5 million, respectively. Share-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $10.7 million of additional share-based compensation expense will be recognized over the weighted average life of 25 months for the unvested restricted share awards as of June 30, 2024.
ATM Program
On September 1, 2023, the Company entered into an Equity Distribution Agreement in connection with an at-the-market equity sales program ("ATM") pursuant to which the Company may offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through its agents. During the three and six months ended June 30, 2024,

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company did not execute any sales under the ATM program. As of June 30, 2024, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.

(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Current income tax expense:
Federal	$6,952	$1,574	$10,529	$4,781
State	517	414	886	614
Total current income tax expense	7,469	1,988	$11,415	$5,395
Deferred income tax expense:
Federal	2,541	7,207	$4,054	$12,295
State	646	1,247	1,019	1,442
Total deferred income tax expense	3,187	8,454	$5,073	$13,737
Total income tax expense	$10,656	$10,442	$16,488	$19,132
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	0.8%	—%	0.7%	—%
Share-based compensation	0.1%	(0.1)%	0.1%	(0.2)%
State income taxes, net of federal benefit	2.1%	3.0%	2.2%	1.9%
Effective income tax rate	24.0%	23.9%	24.0%	22.7%
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
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)

Net income	$33,548	$33,068	$52,306	$64,919

Basic weighted-average common shares outstanding	20,866	19,671	20,378	19,660
Restricted shares	221	314	161	291
Diluted weighted average common shares outstanding	21,087	19,985	20,539	19,951

Basic net income per share	$1.61	$1.68	$2.57	$3.30
Diluted net income per share	$1.59	$1.65	$2.55	$3.25
The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted shares	363,331	186,079	423,377	209,564

(14) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of June 30, 2024 or December 31, 2023. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of June 30, 2024 or December 31, 2023.
Contractual Commitments
In October 2021, the Company executed an agreement related to its EOR project. This agreement is a CO2 purchase agreement that has a daily contract quantity with Kinder Morgan CO2 Company, LLC with a primary term extending through the earlier of the total contract quantity delivered or December 31, 2025.
In August 2022, the Company entered into a second amendment on its gas gathering and processing agreement with its primary midstream counterparty, Stakeholder Midstream LLC ("Stakeholder"). Stakeholder committed to expand its gathering

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder’s gathering system for a minimum of seven years beginning on the in-service date of the expanded plant, July 1, 2024.
In October 2023, the Company entered into a purchase agreement for pipe related to its 2024 drilling program. As of June 30, 2024, the Company had commitments to purchase approximately $8.3 million of pipe by December 2024.
In January 2023, the Company entered into the Tolling Agreement which will use the Company's produced natural gas to power its oilfield operations in Yoakum County, Texas. Under the Tolling Agreement, the Company has committed to provide specified quantities of its natural gas for 10 years following the in-service date, for a fee based on a per MMBtu basis adjusted for contractual usage factors. In June 2024, the Company entered into the A&R Tolling Agreement which superseded the Tolling Agreement to change the new in-service date to the third quarter of 2024. The Company also entered into the Asset Optimization Agreement that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
In May 2024, the Company entered into a 10-year natural gas supply agreement (“Supply Agreement”) with RPC Merchant LLC to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply agreement is contingent upon project start-up which is expected to occur throughout 2025.
In May 2024, the Company increased its ownership interest in RPC Power from 35% to 50%. The Company also committed to invest up to an additional $21.5 million if required, to fund its portion of the 2024 and 2025 capital budget for the RPC Power joint venture.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.

(15) Subsequent Events
Dividend Declaration
On July 11, 2024, the Board of Directors of the Company declared a cash dividend of $0.36 per share of common stock payable on August 8, 2024 to its shareholders of record at the close of business on July 25, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's 2023 Annual Report. The following discussion contains "forward-looking statements" that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I. Item 1A of the Company's 2023 Annual Report.
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

Recent Developments
Market Conditions, Commodity Prices and Interest Rates
Over the past several years, the U.S. and global economies and markets have experienced heightened volatility following impactful geopolitical events, the effects of widespread inflation and the impact of significantly higher interest rates. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.
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
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company closed on the previously announced acquisition of oil and natural gas properties in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which included 13,900 contiguous net acres to the Company's existing acreage in Eddy County, for a cash purchase price of approximately $17.6 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties. The acquisition was funded through a combination of proceeds from the 2024 Equity Offering and cash on hand.
RPC Power
In January 2023, the Company formed a joint venture, RPC Power, for the purpose of constructing, owning and operating power generation assets which are expected to be fully operational in the third quarter of 2024. These assets will use the Company’s produced natural gas to power its oilfield operations in Yoakum County, Texas. In May 2024, the Company entered into the A&R LLC Agreement to expand the scope of its joint venture to include the constructing, owning, and operating of additional new power generation and storage assets, which are expected to be operational throughout 2025, for the sale of energy and ancillary services to ERCOT.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the issuance were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses.

Results of Operations
Comparison for the three and six months ended June 30, 2024 and 2023.
The following table sets forth selected operating data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (in thousands):
Oil sales	$106,353	$97,830	$203,345	$162,803
Natural gas sales (1)	(977)	40	(294)	564
NGLs (1)	(33)	1,442	1,716	2,357
Oil and natural gas sales, net	$105,343	$99,312	$204,767	$165,724

Production Data, net:
Oil (MBbls)	1,342	1,370	2,631	2,263
Natural gas (MMcf)	1,608	1,677	3,239	2,626
NGLs (MBbls)	330	283	623	417
Total (MBoe)	1,940	1,933	3,794	3,118

Daily combined volumes (Boe/d)	21,319	21,236	20,846	17,225
Daily oil volumes (Bbls/d)	14,747	15,055	14,456	12,503

Average Realized Prices:
Oil ($ per Bbl)	$79.25	$71.41	$77.29	$71.94
Natural gas ($ per Mcf)	(0.61)	0.02	(0.09)	0.21
NGLs ($ per Bbl)	(0.10)	5.10	2.75	5.65

Average Realized Prices, including derivative settlements:(2)
Oil ($ per Bbl)	$76.96	$69.46	$75.68	$68.51
Natural gas ($ per Mcf)	0.16	0.24	0.69	0.35
NGLs ($ per Bbl)	(0.10)	5.10	2.75	5.65
_____________________
(1)The Company's natural gas and NGL sales are presented net of gathering, processing, and transportation costs which at times exceed the price received and result in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of its commodity derivative contracts. These gains and losses are included under other income (expense) on the Company’s condensed consolidated statements of operations.

Oil and Natural Gas Revenues
Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Realized prices and revenues from product sales are a function of the volumes produced, product quality, market prices, and gas Btu content as well as gathering and processing costs. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in the volumes of production sold or changes in commodity prices.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The Company’s total oil and natural gas revenue, net increased $6.0 million, or 6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Oil revenues
•For the three months ended June 30, 2024, oil revenues increased by $8.5 million, or 9%, compared to the three months ended June 30, 2023. Of the increase, $10.5 million was attributable to an increase in realized prices, partially offset by a $2.0 million decrease attributable to modestly lower volume. Realized prices increased by 11%, while volumes decreased by 2%, compared to the three months ended June 30, 2023.
•The average WTI price increased by $8.27 per Bbl during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.
Natural gas revenues
•For the three months ended June 30, 2024, natural gas revenues decreased by $1.0 million, compared to the three months ended June 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative during the three months ended June 30, 2024 primarily due to weak Permian Basin natural gas prices that did not provide for full recovery of the Company's allocated gathering and processing costs.
NGL revenues
•For the three months ended June 30, 2024, NGL revenues decreased by $1.5 million compared to the three months ended June 30, 2023. The decrease was due to higher allocated gathering and processing costs to the Company's NGLs due to weak Permian Basin natural gas prices, which did not provide for full recovery of the Company's costs.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The Company’s total oil and natural gas revenue, net increased $39.0 million, or 24%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Oil revenues
•For the six months ended June 30, 2024, oil revenues increased by $40.5 million, or 25%, compared to the six months ended June 30, 2023. Of the increase, $26.5 million was attributable to an increase in volume and $14.0 million to an increase in realized price. Volumes increased by 16%, while realized prices increased by 7% compared to the six months ended June 30, 2023.
•Oil volumes increased during the six months ended June 30, 2024 due to a full six months of volumes contributed from the properties acquired in the 2023 New Mexico Acquisition.
•The average WTI price increased by $4.96 per Bbl during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.
Natural gas revenues
•For the six months ended June 30, 2024, natural gas revenues decreased by $0.9 million, compared to the six months ended June 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative for the first half of 2024 primarily due to weak Permian Basin natural gas prices that did not provide for full recovery of the Company's allocated gathering and processing costs.

NGL revenues
•For the six months ended June 30, 2024, NGL revenues decreased by $0.6 million compared to the six months ended June 30, 2023. Of the decrease, $1.8 million was attributable to a decrease in realized price, partially offset by $1.2 million attributable to an increase in volume. Realized prices decreased by 51%, while volumes increased by 49%. The lower realized price was due to higher allocated gathering and processing costs to the Company's NGLs due to weak Permian Basin natural gas prices while the volume increase was due to higher production from properties acquired in the 2023 New Mexico Acquisition.
Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Contract services - related parties(1)	$60	$600	$380	$1,200
Cost of contract services - related parties(2)	—	109	363	219
Gross profit from contract services	$60	$491	$17	$981
_____________________
(1)The Company’s contract services - related parties revenue was derived from master service agreements with related parties to provide certain administrative support services.
(2)The Company's cost of contract services - related parties represented costs specifically attributable to the master service agreements the Company had in place with the respective related parties.
The REG MSA was terminated effective May 31, 2024, and the Combo MSA was terminated effective January 31, 2024. See Note 9 - Transactions with Related Parties for more information.

Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs and Expenses:	(In thousands)
Lease operating expenses	$16,492	$17,514	$33,261	$26,389
Production and ad valorem taxes	$7,174	$7,221	$14,405	$11,331
Exploration costs	$60	$80	$64	$412
Depletion, depreciation, amortization and accretion	$17,470	$18,601	$35,249	$27,684

Administrative costs	$6,644	$6,500	$11,983	$11,967
Share-based compensation	3,281	1,225	4,973	2,339
General and administrative expense	$9,925	$7,725	$16,956	$14,306

Transaction costs	$670	$3,652	$670	$5,539
Interest expense, net	$8,857	$10,161	$17,924	$11,177
(Gain) loss on derivatives, net	$359	$(8,665)	$17,436	$(14,420)
Loss from equity method investment	$192	4	$25	$236
Income tax expense	$10,656	$10,442	$16,488	$19,132
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
The Company’s LOE decreased by $1.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven by a decrease in workover expense.
The Company’s LOE increased by $6.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was driven by a $5.7 million increase due to higher production volume and a $2.6 million increase due to higher workover expense, both primarily driven by the 2023 New Mexico Acquisition. These increases were partially offset by a decrease in expenses related to electricity and chemical costs.
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
Production and ad valorem taxes remained flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and increased $3.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, production taxes increased primarily due to higher oil revenues for the period.

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
Depletion, depreciation, amortization and accretion expense decreased by $1.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily due to lower volumes produced from fields with higher depletion rates in the current period. Depletion, depreciation, amortization and accretion expense increased $7.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was primarily due to a full six months of DD&A contributed from the properties acquired in the 2023 New Mexico Acquisition.
General and Administrative Expense ("G&A")
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
Total G&A expense increased by $2.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and $2.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in share-based compensation due to accelerated vestings.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful business combinations or unsuccessful acquisitions. The transaction costs of $0.7 million for the three and six months ended June 30, 2024 primarily related to the RPC Power Joint Venture. During the six months ended June 30, 2023, the transaction costs of $5.5 million primarily related to the 2023 New Mexico Acquisition.
Interest Expense
Interest expense decreased by $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lower principal balances on outstanding debt as well as settlements on our interest rate derivatives. Interest expense increased $6.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the higher debt balances associated with the financing for the 2023 New Mexico Acquisition.
Gain (Loss) on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives, net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Settlements on derivative contracts	$(1,829)	$(2,303)	$(1,725)	$(7,391)
Non-cash gain (loss) on derivatives	1,470	10,968	(15,711)	21,811
Gain (loss) on derivatives, net	$(359)	$8,665	$(17,436)	$14,420

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
Income Tax Expense
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 12 - Income Taxes for further discussion of income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Current income tax expense	$7,469	$1,988	$11,415	$5,395
Deferred income tax expense	3,187	8,454	5,073	13,737
Total income tax expense	$10,656	$10,442	$16,488	$19,132

Effective income tax rate	24.0%	23.9%	24.0%	22.7%
Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. The Company’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations, borrowings under our Credit Facility, and the issuance of our Senior Notes. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2024, the Company issued equity securities and used the proceeds to finance an acquisition, repay outstanding debt and for general corporate purposes. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.
Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue equity and obtain debt financing on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations.
Beginning in late July 2024, a portion of the Company's oil, natural gas and NGL sales in New Mexico have been negatively impacted due to an operational disruption encountered by the midstream provider we rely on to process our oil and natural gas production. As a result of this disruption, the Company temporarily shut-in or curtailed production from affected wells in the west portion of the Company’s New Mexico field to prevent flaring until volumes could be processed again. Management will be actively monitoring this situation as our midstream provider works towards resolving the operational disruption, which could take from several weeks to several months. Management believes the impact of this disruption can be significantly mitigated by shifting development to unaffected areas and/or by accelerating development in unaffected areas. While Management is unable to forecast the financial impact of a prolonged disruption, we anticipate that the Company's daily production for each of the third and fourth quarters will remain consistent with our second quarter.

For further discussion of risks related to our liquidity and capital resources, see "Item 1A. Risk Factors."

Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of June 30, 2024, we had a working capital deficit of $35.8 million compared to a deficit of $31.1 million as of December 31, 2023. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of June 30, 2024 and December 31, 2023. The working capital deficit at June 30, 2024 reflects $8.3 million in current derivative liabilities compared to $0.4 million at December 31, 2023 and $1.4 million in current derivative assets at June 30, 2024 compared to $5.0 million at December 31, 2023. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. Our current derivative assets and liabilities represent the mark-to-market value as of June 30, 2024 of future commodity production which will settle on a monthly basis through the end of their contractual terms. This aligns with the receipt of oil and natural gas revenues on a monthly basis.
Cash Flows
The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$107,766	$88,720
Net cash used in investing activities	$(87,656)	$(417,403)
Net cash provided by (used in) financing activities	$(24,519)	$322,123
Operating Activities
The Company’s net cash provided by operating activities increased by $19.1 million, or 22%, to $107.8 million for the six months ended June 30, 2024 from $88.7 million for the six months ended June 30, 2023. The increase was primarily driven by a $38.2 million increase in revenues and a $5.7 million decrease in payments to settle commodity derivative contracts, partially offset by a $7.3 million increase in interest paid, a $7.1 million increase in tax liabilities paid, and a $5.2 million increase in certain expenses, including LOE and production and ad valorem taxes.
Investing Activities
The Company's cash flows used in investing activities decreased by $329.7 million to $87.7 million for the six months ended June 30, 2024 from $417.4 million for the six months ended June 30, 2023. The decrease was primarily due to the Company's 2023 New Mexico Acquisition of $325.1 million, prior to post-closing adjustments, for the six months ended June 30, 2023, compared to the Company's 2024 New Mexico Asset Acquisition of $18.1 million for the six months ended June 30, 2024. Additionally, the Company incurred lower capital spending of $29.1 million, partially offset by an $11.6 million increase in contributions to the Company's equity investment.
Financing Activities
Net cash flows used in financing activities were $24.5 million for the six months ended June 30, 2024 compared to net cash flows provided by financing activities of $322.1 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company had net repayments to its Credit Facility of $25 million and $10 million to its Senior Notes, compared to net proceeds from its Credit Facility of $159 million and $183 million from its Senior Notes for the six months ended June 30, 2023. The Company paid cash dividends of $14.7 million during the six months ended June 30, 2024, a 10% increase compared to the six months ended June 30, 2023, and received $25.4 million in net proceeds, after underwriting discounts and commissions and expenses, from the issuance of common stock during the six months ended June 30, 2024.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $375 million with outstanding borrowings of $160 million on June 30, 2024, representing available borrowing capacity of $215 million.
During 2023, the Company issued $200 million in principal amount of Senior Notes with a maturity date of April 2028. The proceeds from the Senior Notes were used to finance the 2023 New Mexico Acquisition. The principal balance of the Senior Notes as of June 30, 2024 was $175 million.
See further discussion in Note 10 - Long-Term Debt for additional information.

Distributions
For the six months ended June 30, 2024, the Company recognized quarterly dividends totaling approximately $15.1 million, with $14.7 million paid in cash and $0.4 million payable to restricted shareholders upon vesting.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share (the "2024 Equity Offering"). Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. See Note 11 - Shareholders' Equity for additional information.
Contractual Obligations
As of June 30, 2024, the Company had a seven-year (7) remaining minimum volume commitment with its primary midstream service provider in Texas, drilling pipe purchase commitments related to its drilling program through the remainder of 2024 totaling $8.3 million, and CO2 purchase commitments that extend through December 2025. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and future equity commitments under the A&R LLC Agreement. See Note 14 - Commitments and Contingencies for additional information.

Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2024 are the same as those described in the 2023 Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" in the 2023 Annual Report for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to "Part I. Item 3 - Legal Proceedings" of the 2023 Annual Report, and "Part I. Item 1. Note 14 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report (which is incorporated by reference herein) for additional information.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, under the headings "Part I. Item 1. and Item 2. Business and Properties," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 1A. Risk Factors," should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those that were described in the Company's 2023 Annual Report.
Effective December 31, 2024, we will no longer qualify as a “smaller reporting company” which will impose additional reporting requirements that may increase our costs and demands on management time.
Based on the market value of our common stock held by our non-affiliates as of June 30, 2024, we determined that we will no longer qualify as a “smaller reporting company” effective December 31, 2024 and, as a result, will be unable to take advantage of certain exemptions and relief from various reporting requirements that are applicable to smaller reporting companies. We will be required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. The loss of smaller reporting company status and compliance with such larger company disclosure obligations may increase our legal and financial compliance costs.
Our joint ventures may not perform as expected, and conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest exposes us to risks and uncertainties, many of which are outside of our control.
In January 2023, we formed a joint venture, RPC Power, in which we initially held a 35% interest and increased our equity ownership to 50% in May 2024. We may also enter into additional joint ventures or other equity investments in the future in which we may not have 100% ownership interest. We may not realize any of the anticipated benefits of our joint ventures or other equity investments. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:

•our joint ventures may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
•we may not control the joint ventures or our venture partners may hold veto rights over certain actions;
•the level of oversight, control and access to management information we are able to exercise with respect to these operations may be lower compared to our wholly-owned businesses, which may increase uncertainty relating to the financial condition of these operations, including the credit risk profile;
•we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;
•we may not have control over the timing or amount of distributions from the joint ventures;
•our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
•our joint venture partners may become insolvent or bankrupt, or may otherwise fail to fund capital contributions or fail to fulfill their obligations as partners, which may require us to infuse our own capital into the venture or seek additional financing;
•the arrangements governing our joint ventures may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;

•we may suffer losses as a result of actions taken by our venture partners with respect to our joint ventures;
•Our joint venture partners may experience a change of control or a change in management, which could adversely impact the relationship between the joint venture partners and us;
•it may be difficult for us to exit joint ventures if an impasse arises or if we desire to sell our interest for any reason; and
•we may be forced to sell our interest or acquire our partner’s interest at time we otherwise would not have elected to do so as a result of the arrangements governing our joint ventures.

Joint venture partners, controlling equity holders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling equity holders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our common stock repurchase activity during the second quarter of 2024 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 30	1,835	$28.68	—	—
May 31	—	$—	—	—
June 30	—	$—	—	—
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
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1†	Employment Agreement, dated as of June 1, 2024, by and between the Company and Jeffrey M. Gutman (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2024)
10.2*†	Employment Agreement, dated as of June 20, 2024, by and between the Company and John Suter
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: August 7, 2024	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer and President

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy