Form 10-Q
period 2024-09-30
Riley Exploration Permian, Inc.
filed 2024-11-06
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2024, was 21,482,866.

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). We continue to face many risks and uncertainties including, but not limited to:
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2024	December 31, 2023
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$13,322	$15,319
Accounts receivable, net	41,034	35,126
Prepaid expenses	2,037	1,631
Inventory	6,738	6,177
Current derivative assets	12,195	5,013
Total Current Assets	75,326	63,266
Oil and natural gas properties, net (successful efforts)	871,996	846,901
Other property and equipment, net	19,189	20,653
Non-current derivative assets	2,475	2,296
Equity method investment	22,047	5,620
Other non-current assets, net	6,842	6,975
Total Assets	$997,875	$945,711
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$14,213	$3,855
Accrued liabilities	25,716	33,159
Revenue payable	33,745	30,695
Current derivative liabilities	—	360
Current portion of long-term debt	20,000	20,000
Other current liabilities	13,570	6,276
Total Current Liabilities	107,244	94,345
Non-current derivative liabilities	30	—
Asset retirement obligations	31,406	19,255
Long-term debt	268,620	335,959
Deferred tax liabilities	82,077	73,345
Other non-current liabilities	1,093	1,212
Total Liabilities	490,470	524,116
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 21,541,393 and 20,405,093 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	21	20
Additional paid-in capital	310,155	279,112
Retained earnings	197,229	142,463
Total Shareholders' Equity	507,405	421,595
Total Liabilities and Shareholders' Equity	$997,875	$945,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$102,339	$107,694	$307,106	$273,418
Contract services - related parties	—	600	380	1,800
Total Revenues	102,339	108,294	307,486	275,218
Costs and Expenses:
Lease operating expenses	18,532	16,898	51,793	43,287
Production and ad valorem taxes	7,002	7,242	21,407	18,573
Exploration costs	375	231	439	643
Depletion, depreciation, amortization and accretion	20,722	18,706	55,971	46,390
Other impairments	30,158	—	30,158	—
General and administrative:
Administrative costs	5,879	5,530	17,862	17,497
Share-based compensation expense	1,720	1,109	6,693	3,448
Cost of contract services - related parties	—	128	363	347
Transaction costs	473	221	1,143	5,760
Total Costs and Expenses	84,861	50,065	185,829	135,945
Income from Operations	17,478	58,229	121,657	139,273
Other Income (Expense):
Interest expense, net	(8,789)	(10,338)	(26,713)	(21,515)
Gain (loss) on derivatives, net	24,217	(35,345)	6,781	(20,925)
Income (loss) from equity method investment	(210)	23	(235)	(213)
Total Other Income (Expense)	15,218	(45,660)	(20,167)	(42,653)
Net Income from Operations before Income Taxes	32,696	12,569	101,490	96,620
Income tax expense	(7,033)	(3,922)	(23,521)	(23,054)
Net Income	$25,663	$8,647	$77,969	$73,566
Net Income per Share:
Basic	$1.22	$0.44	$3.79	$3.74
Diluted	$1.21	$0.43	$3.76	$3.68
Weighted Average Common Shares Outstanding:
Basic	20,992	19,680	20,584	19,667
Diluted	21,209	19,989	20,764	19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Share-based compensation expense	—	—	1,692	—	1,692
Repurchased shares for tax withholding	(5)	—	(106)	—	(106)
Dividends declared	—	—	—	(7,329)	(7,329)
Net income	—	—	—	18,758	18,758
Balance, March 31, 2024	20,400	$20	$280,698	$153,892	$434,610
Share-based compensation expense	147	—	3,281	—	3,281
Repurchased shares for tax withholding	(2)	—	(52)	—	(52)
Issuance of common shares, net	1,015	1	25,414	—	25,415
Dividends declared	—	—	—	(7,770)	(7,770)
Net income	—	—	—	33,548	33,548
Balance, June 30, 2024	21,560	$21	$309,341	$179,670	$489,032
Share-based compensation expense	15	—	1,720	—	1,720
Repurchased shares for tax withholding	(34)	—	(906)	—	(906)
Dividends declared	—	—	—	(8,104)	(8,104)
Net income	—	—	—	25,663	25,663
Balance, September 30, 2024	21,541	$21	$310,155	$197,229	$507,405

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Share-based compensation expense	16	—	1,260	—	1,260
Repurchased shares for tax withholding	(8)	—	(234)	—	(234)
Dividends declared	—	—	—	(6,851)	(6,851)
Net income	—	—	—	31,851	31,851
Balance, March 31, 2023	20,169	$20	$275,669	$83,783	$359,472
Share-based compensation expense	14	—	1,225	—	1,225
Repurchased shares for tax withholding	(1)	—	(66)	—	(66)
Dividends declared	—	—	—	(6,846)	(6,846)
Net income	—	—	—	33,068	33,068
Balance, June 30, 2023	20,182	$20	$276,828	$110,005	$386,853
Share-based compensation expense	(6)	—	1,109	—	1,109
Repurchased shares for tax withholding	(39)	—	(1,179)	—	(1,179)
Issuance of common shares under ATM	9	—	87	—	87
Dividends declared	—	—	—	(6,737)	(6,737)
Net income	—	—	—	8,647	8,647
Balance, September 30, 2023	20,146	$20	$276,845	$111,915	$388,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net income	$77,969	$73,566
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	404	619
Depletion, depreciation, amortization and accretion	55,971	46,390
Other impairments	30,158	—
(Gain) loss on derivatives, net	(6,781)	20,925
Settlements on derivative contracts	(910)	(13,660)
Amortization of deferred financing costs and discount	3,975	2,470
Share-based compensation expense	6,693	3,594
Deferred income tax expense	8,732	17,602
Loss from equity method investment	235	213
Other	—	(25)
Changes in operating assets and liabilities
Accounts receivable	(5,908)	(19,771)
Prepaid expenses and other current assets	(438)	(1,279)
Other non-current assets	(1,235)	(937)
Accounts payable and accrued liabilities	1,790	6,720
Inventory	(1,114)	(2,108)
Revenue payable	2,959	9,423
Other current liabilities	7,396	(2,370)
Net Cash Provided by Operating Activities	179,896	141,372
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(76,372)	(114,298)
Net assets acquired in business combination	—	(324,686)
Acquisitions of oil and natural gas properties	(19,597)	(5,443)
Contributions to equity method investment	(16,662)	(3,566)
Additions to other property and equipment	(694)	(499)
Net Cash Used in Investing Activities	(113,325)	(448,492)
Cash Flows from Financing Activities:
Deferred financing costs	(80)	(6,250)
Proceeds from credit facility	15,000	178,000
Repayments under credit facility	(70,000)	(24,000)
Proceeds from Senior Notes, net of discount	—	188,000
Repayments of Senior Notes	(15,000)	(10,000)
Payment of common share dividends	(22,839)	(20,173)
Proceeds from issuance of common shares, net	25,415	87
Common stock repurchased for tax withholding	(1,064)	(1,479)
Net Cash (Used in) Provided by Financing Activities	(68,568)	304,185
Net Decrease in Cash	(1,997)	(2,935)
Cash, Beginning of Period	15,319	13,301
Cash, End of Period	$13,322	$10,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$24,709	$18,140
Income taxes, net of refunds	$16,043	$4,633
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(790)	$(9,662)
Right of use assets obtained in exchange for operating lease liability	$632	$(517)
Assets contributed to equity method investment	$—	$2,272
Asset retirement obligations assumed in acquisitions	$9,727	$19,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Nature of Business
Riley Permian is a growth-oriented, independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGLs in Texas and New Mexico. Our activities primarily include the horizontal development of conventional reservoirs on the Northwest Shelf of the Permian Basin. Our acreage is primarily located on large, contiguous blocks in Yoakum County, Texas ("Champions field") and Eddy County, New Mexico ("Redlake field").

(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024, and 2023, include the accounts of Riley Permian and its consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
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
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the current and future impacts of the military conflicts between Russia and Ukraine and Israel and Hamas, and other factors.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable is summarized below:

	September 30, 2024	December 31, 2023
	(In thousands)
Oil, natural gas and NGL sales	$32,097	$31,135
Joint interest accounts receivable	3,990	1,630
Allowance for credit losses	(45)	—
Other accounts receivable	4,992	2,361
Total accounts receivable, net	$41,034	$35,126

As of December 31, 2022, the Company had accounts receivables, net from oil, natural gas and NGL sales of $24.1 million.
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
Other Non-Current Assets, net
Other non-current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Deferred financing costs, net (1)	$2,674	$3,844
Right of use assets	1,686	1,890
Other	2,482	1,241
Total other non-current assets, net	$6,842	$6,975
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued capital expenditures	$7,564	$15,851
Accrued lease operating expenses	6,470	6,038
Accrued general and administrative costs	5,491	4,655
Accrued ad valorem tax	3,852	5,269
Other accrued expenditures	2,339	1,346
Total accrued liabilities	$25,716	$33,159

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Advances from joint interest owners	$8,324	$259
Income taxes payable	1,177	561
Current ARO liabilities	2,996	3,789
Other	1,073	1,667
Total other current liabilities	$13,570	$6,276
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended September 30, 2024, and the year ended December 31, 2023, are shown below:

	September 30, 2024	December 31, 2023
	(In thousands)
ARO, beginning balance	$23,044	$3,038
Liabilities incurred	27	45
Liabilities assumed in acquisitions	9,727	19,359
Liability settlements and disposals	(416)	(1,039)
Accretion	2,020	1,641
ARO, ending balance	34,402	23,044
Less: current ARO (1)	(2,996)	(3,789)
ARO, long-term	$31,406	$19,255
_____________________
(1)Current ARO is included within other current liabilities on the accompanying condensed consolidated balance sheets.
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Oil and natural gas sales:
Oil	$105,303	$104,490	$308,648	$267,293
Natural gas	(1,170)	983	(1,464)	1,547
NGLs	(1,794)	2,221	(78)	4,578
Total oil and natural gas sales, net (1)	$102,339	$107,694	$307,106	$273,418
_____________________
(1) The Company's oil, natural gas and NGL sales are presented net of gathering, processing and transportation costs. The costs, related to natural gas and NGLs, at times exceed the price received and result in negative average realized prices.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this standard to have a material impact on its disclosures.
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
Transaction costs associated with the 2023 New Mexico Acquisition were approximately $0.2 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and are included on the accompanying condensed consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro Forma Operating Results
The following unaudited pro forma combined results for the three and nine months ended September 30, 2023, reflect the consolidated results of operations of the Company as if the 2023 New Mexico Acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for (i) amortization for the discount and deferred financing costs and interest expense related to the Senior Notes and Credit Facility, (ii) depletion, depreciation and amortization expense, and (iii) interest expense related to the financing for the 2023 New Mexico Acquisition. In addition, the pro forma information has been effected for income taxes with a 23% statutory tax rate for the three and nine months ended September 30, 2023.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
	(In thousands, except per share amounts)
Total revenues	$108,294	$305,813
Net income	$10,745	$87,545
Basic net income per common share	$0.55	$4.45
Diluted net income per common share	$0.54	$4.39
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
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company closed on the acquisition of oil and natural gas properties in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which included 13,900 contiguous net acres to the Company's existing acreage in Eddy County, for a cash purchase price of approximately $19.1 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties. This acquisition was funded through a combination of proceeds from the 2024 equity issuance ("2024 Equity Offering") discussed in Note 11 - Shareholders' Equity and cash on hand.

(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	September 30, 2024	December 31, 2023
	(In thousands)
Proved	$999,637	$895,783
Unproved	113,372	100,216
Work-in-progress	17,387	57,004
	1,130,396	1,053,003
Accumulated depletion, amortization and impairment	(258,400)	(206,102)
Total oil and natural gas properties, net	$871,996	$846,901
Depletion and amortization expense for proved oil and natural gas properties was $18.8 million and $17.8 million, respectively, for the three months ended September 30, 2024, and 2023, and $52.3 million and $44.6 million, respectively, for the nine months ended September 30, 2024, and 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment of EOR Project
The cost of proved and unproved oil and natural gas properties are assessed for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We compare the undiscounted future cash flows of the oil, natural gas and NGL properties to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil, natural gas and NGL properties to their estimated fair value which is considered a Level 3 measurement. As part of the impairment review during the third quarter, the Company made the decision to discontinue its EOR Project, which was in work-in-process, in favor of redeploying the required future capital and salvaging the assets for use in its conventional vertical and horizontal development programs. As a result of this decision, the remaining fair value for the EOR Project was determined to be zero and the Company recorded a non-cash impairment charge of $28.9 million and a cash impairment charge of $1.3 million related to the termination of the Kinder Morgan CO2 contract. The total $30.2 million impairment is included in other impairments in the accompanying condensed consolidated statements of operations.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024, the Company’s oil and natural gas derivative instruments consisted of fixed price swaps, costless collars, and basis swaps. The following table summarizes the open financial derivative positions as of September 30, 2024, related to our future oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q4 2024	435,000	$74.90
2025	645,000	$73.63

Natural Gas Swaps (Mcf)
Q4 2024	510,000	$3.62
2025	1,875,000	$3.60
2026	555,000	$4.02

Oil Collars (Bbl)
Q4 2024	390,000		$61.92	$83.39
2025	1,700,000		$63.28	$76.59
2026	600,000		$59.99	$78.74

Natural Gas Collars (Mcf)
Q4 2024	405,000		$3.50	$4.45
2025	1,445,000		$3.30	$4.30
2026	1,975,000		$3.08	$3.79

Oil Basis (Bbl)
Q4 2024	330,000	$0.97
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month CME Term Secured Overnight Financing Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s Credit Facility. In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period from May 2024 to December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. The remaining gain of $0.4 million will be realized upon settlement of the contracts in 2024.
At the time of settlement of these interest rate derivative contracts, gain or loss on settlement will be included in interest expense on the condensed consolidated statements of operations. Gains on interest rate swaps were $0.4 million and $0.6 million for the three and nine months ended September 30, 2024.
The following table summarizes the open interest rate derivative positions as of September 30, 2024:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
October 2024 - April 2026	Long	$30,000	3.180%
October 2024 - April 2026	Long	$50,000	3.039%
October 2024 - December 2024	Short	$80,000	4.910%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023:

	September 30, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$15,774	$(3,579)	$12,195
Non-current derivative assets	7,262	(4,787)	2,475
Current derivative liabilities	(3,579)	3,579	—
Non-current derivative liabilities	(4,817)	4,787	(30)
Total	$14,640	$—	$14,640

	December 31, 2023
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,948	$(3,935)	$5,013
Non-current derivative assets	6,687	(4,391)	2,296
Current derivative liabilities	(4,295)	3,935	(360)
Non-current derivative liabilities	(4,391)	4,391	—
Total	$6,949	$—	$6,949
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Settlements on derivative contracts	$815	$(6,269)	$(910)	$(13,660)
Non-cash gain (loss) on derivatives	23,402	(29,076)	7,691	(7,265)
Gain (loss) on derivatives, net	$24,217	$(35,345)	$6,781	$(20,925)

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
The carrying values of financial instruments comprising cash, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in both the 2023 New Mexico Acquisition and the 2024 New Mexico Asset Acquisition and the fair value of assets and liabilities when assessed for impairment are considered Level 3 measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$22,399	$—	$22,399
Interest rate assets	$—	$637	$—	$637
Financial liabilities:
Commodity derivative liabilities	$—	$(8,366)	$—	$(8,366)
Interest rate liabilities	$—	$(30)	$—	$(30)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$14,766	$—	$14,766
Interest rate assets	$—	$869	$—	$869
Financial liabilities:
Commodity derivative liabilities	$—	$(8,686)	$—	$(8,686)
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$130,000	$130,000	$185,000	$185,000
Senior Notes (Level 2)(1)	$158,620	$178,054	$170,959	$185,346
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Equity Method Investment
In January 2023, the Company formed a joint venture, RPC Power LLC, a Delaware limited liability company ("RPC Power"), for the purpose of constructing, owning and operating power generation assets. RPC Power's initial scope and assets use the Company’s produced natural gas to power a portion of our operations in Yoakum County, Texas which became fully operational in September 2024. In May 2024, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) to expand the scope of its joint venture to include the constructing, owning, and operating of additional new power generation and storage assets, for the sale of energy and ancillary services to ERCOT ("Merchant Deal"). Upon signing the A&R LLC Agreement, the Company invested an additional $9.5 million and also increased its equity ownership in RPC Power from 35% to 50%. As the Company has significant influence due to its ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. As of September 30, 2024, the Company had invested $22.5 million in the joint venture, comprised of $20.2 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by its share of income in the joint venture. The Company also has a remaining commitment to invest up to an additional $20.0 million, if required, to fund its portion of the remaining capital budget for 2024 and 2025 for the RPC Power joint venture.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 14 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Equity method investment, beginning balance	$20,757	$5,602	$5,620	$—
Contributions	1,500	—	16,662	5,838
Income (loss) from equity method investment	(210)	23	(235)	(213)
Equity method investment, ending balance	$22,047	$5,625	$22,047	$5,625

(9) Transactions with Related Parties
RPC Power
In January 2023, the Company entered into a 10-year agreement with RPC Power, which provides for the conversion of specified quantities of the Company’s produced natural gas to electricity to power a portion of its oilfield operations in Yoakum County, Texas ("Tolling Agreement"). The Tolling Agreement was amended and restated in June 2024 ("A&R Tolling Agreement") primarily to reflect the new in-service date of September 2024. The Company also entered into a 10-year agreement (“Asset Optimization Agreement”) in January 2023 that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
In May 2024, the Company entered into a 10-year natural gas supply agreement ("Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to occur throughout 2025.
The Company incurred lease operating expenses ("LOE") from RPC Power of approximately $1.3 million and $0.1 million for the three months ended September 30, 2024, and 2023, respectively, and approximately $2.4 million and $0.2 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, and December 31, 2023, the Company had approximately $0.6 million and zero accrued for RPC Power, which was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See additional information related to RPC Power in Note 8 - Equity Method Investment and Note 14 - Commitments and Contingencies for additional information on future commitments.
Contract Services
The Company and Combo Resources, LLC (“Combo”) own interests in six established units in Lee and Fayette Counties, Texas, which were jointly developed by the parties pursuant to participation agreements (collectively, the "Combo PA") and are currently operated by Riley Permian Operating Company, LLC ("RPOC"). RPOC also provided certain administrative and operational services to Combo pursuant to a management services agreement (the "Combo MSA") for a monthly fee of $100 thousand and reimbursement of all third party expenses until the Combo MSA was terminated on January 31, 2024. Upon termination of the Combo PA as of December 31, 2023, and pursuant to a letter agreement effective as of December 31, 2023, the Company agreed to relinquish its right to acquire additional working interests within a specified area. The rights of the Company in the six jointly owned units are not affected by this letter agreement and remain subject to the existing joint operating agreements between the parties.

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
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Combo	$—	$300	$100	$900
REG	—	300	280	900
Contract services - related parties	$—	$600	$380	$1,800

Cost of contract services - related parties	$—	$128	$363	$347
The Company had no amounts payable to Combo at September 30, 2024, and $0.7 million payable at December 31, 2023, which is reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Amounts due to Combo reflect the revenue, net of any expenditures for Combo's net working interest in wells that RPOC operates on Combo's behalf. The Company had $0.1 million and no amounts receivable from Combo at September 30, 2024, and December 31, 2023, respectively.
The Company had no amounts receivable from REG at September 30, 2024, and December 31, 2023.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $0.3 million for the three months ended September 30, 2024 and 2023, and approximately $1.1 million and $0.7 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, and December 31, 2023, the Company had approximately $0.1 million and $0.6 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in the accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	September 30, 2024	December 31, 2023
	(In thousands)
Credit Facility	$130,000	$185,000
Senior Notes
Principal	170,000	185,000
Less: Unamortized discount(1)	8,182	10,117
Less: Unamortized deferred financing costs(1)	3,198	3,924
Total Senior Notes	158,620	170,959

Total debt	288,620	355,959
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$268,620	$335,959
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of September 30, 2024, and December 31, 2023, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of September 30, 2024, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $375 million. On February 22, 2023, the Company amended its Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the 2023 New Mexico Acquisition, the Company entered into the fourteenth amendment to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. On November 14, 2023, through the semi-annual redetermination process, the Credit Facility was amended to increase the borrowing base from $325 million to $375 million, which was reaffirmed in April 2024.
The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00. The Credit Facility also contains a total leverage ratio for the regulation of Restricted Payments, as defined in the credit agreement. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.50 to 1.00. If the pro forma leverage ratio is between 2.00 to 2.50, the Restricted Payments cannot exceed trailing twelve month free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company must maintain a minimum hedging requirement included within the credit agreement for oil and natural gas based on its proved developed producing projected volumes for oil and natural gas on a rolling 24-month basis.
The Credit Facility is set to mature in April 2026. Substantially all of the Company’s assets are pledged to secure the Credit Facility. The following table summarizes the Credit Facility balances:

	September 30, 2024	December 31, 2023
	(In thousands)
Outstanding borrowings	$130,000	$185,000
Available under the borrowing base	$245,000	$190,000

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
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of September 30, 2024, the Company had $20 million in current liabilities on the accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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
The following table summarizes the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	7,597	9,899	$24,749	$20,964
Interest income	(229)	(51)	(672)	(51)
Capitalized interest	(140)	(839)	(1,938)	(2,289)
Amortization of deferred financing costs	690	593	2,041	1,236
Amortization of discount on Senior Notes	653	596	1,934	1,234
Unused commitment fees on Credit Facility	218	140	599	421
Total interest expense, net	$8,789	$10,338	$26,713	$21,515
As of September 30, 2024, and December 31, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 8.41% and 8.68%, respectively.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024, the Senior Notes had $8.2 million of unamortized discount and $3.2 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the nine months ended September 30, 2024. As of December 31, 2023, the Senior Notes had $10.1 million of unamortized discount and $3.9 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the year ended December 31, 2023.
As of September 30, 2024, the Company was in compliance with all covenants contained in the credit agreement for the Credit Facility and in the Note Purchase Agreement.

(11) Shareholders' Equity
Dividends
For the three months ended September 30, 2024, and 2023, the Company declared quarterly dividends on its common stock totaling approximately $8.1 million and $6.7 million, respectively. For the nine months ended September 30, 2024, and 2023, the Company declared quarterly dividends on its common stock totaling approximately $23.2 million and $20.4 million, respectively.
Share-Based Compensation
In April 2023, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP"), which increased the total number of shares of common stock that may be utilized for awards pursuant to the A&R LTIP by 950,000 shares, from 1,387,022 to 2,337,022. The A&R LTIP had 913,698 shares available for future awards as of September 30, 2024.
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the nine months ended September 30, 2024, under the A&R LTIP:

Amended and Restated 2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	521,997	$24.37
Granted	183,605	$28.75
Vested	(169,384)	$22.73
Forfeited	(21,677)	$28.11
Unvested at September 30, 2024	514,541	$26.63
For the three months ended September 30, 2024, and 2023, the total share-based compensation expense was $1.7 million and $1.1 million, respectively. For the nine months ended September 30, 2024, and 2023, the total share-based compensation expense was $6.7 million and $3.6 million, respectively. Share-based compensation expense is included in general and administrative costs on the Company's condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $9.4 million of additional share-based compensation expense will be recognized over the weighted average life of 24 months for the unvested restricted share awards as of September 30, 2024.
ATM Program
On September 1, 2023, the Company entered into an Equity Distribution Agreement in connection with an at-the-market equity sales program ("ATM") pursuant to which the Company may offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through its agents. During the three and nine months ended September

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
30, 2024, the Company did not execute any sales under the ATM program. As of September 30, 2024, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.

(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Current income tax expense:
Federal	$3,091	$(76)	$13,620	$4,705
State	283	133	1,169	747
Total current income tax expense	3,374	57	$14,789	$5,452
Deferred income tax expense:
Federal	3,034	2,744	$7,088	$15,039
State	625	1,121	1,644	2,563
Total deferred income tax expense	3,659	3,865	$8,732	$17,602
Total income tax expense	$7,033	$3,922	$23,521	$23,054
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	(0.6)%	4.8%	0.3%	0.7%
Share-based compensation	(1.1)%	(2.4)%	(0.3)%	(0.5)%
State income taxes, net of federal benefit	2.2%	(2.0)%	2.2%	1.4%
Change in state rate	—%	9.8%	—%	1.3%
Effective income tax rate	21.5%	31.2%	23.2%	23.9%
The Company's federal income tax returns for the years subsequent to December 31, 2019, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2018. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)

Net income	$25,663	$8,647	$77,969	$73,566

Basic weighted-average common shares outstanding	20,992	19,680	20,584	19,667
Restricted shares	217	309	180	297
Diluted weighted average common shares outstanding	21,209	19,989	20,764	19,964

Basic net income per share	$1.22	$0.44	$3.79	$3.74
Diluted net income per share	$1.21	$0.43	$3.76	$3.68
The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted shares	364,621	186,701	401,856	199,051

(14) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of September 30, 2024, or December 31, 2023. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of September 30, 2024, or December 31, 2023.
Contractual Commitments
In August 2022, the Company entered into a second amendment on its gas gathering and processing agreement with its primary midstream counterparty, Stakeholder Midstream LLC ("Stakeholder"). Stakeholder committed to expand its gathering and processing system with a commitment from the Company to deliver an annual minimum volume to Stakeholder’s gathering system for a term of seven years beginning on the in-service date of the expanded plant, July 1, 2024, or expiring on the earlier date whereby the cumulative volume requirement is fulfilled. The Company is in compliance with the volume requirements under the agreement.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In October 2023, the Company entered into a purchase agreement for pipe related to its 2024 drilling program. As of September 30, 2024, the Company had remaining commitments to purchase approximately $3.2 million of pipe by December 2024.
In January 2023, the Company entered into the Tolling Agreement which uses the Company's produced natural gas to power a portion of its oilfield operations in Yoakum County, Texas. Under the Tolling Agreement, the Company has committed to provide specified quantities of its natural gas for 10 years following the in-service date of September 2024, for a fee based on a per MMBtu basis adjusted for contractual usage factors. In June 2024, the Company entered into the A&R Tolling Agreement which superseded the Tolling Agreement to change the new in-service date to September 2024. The Company also entered into the Asset Optimization Agreement that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
In May 2024, the Company entered into a 10-year natural gas supply agreement (“Supply Agreement”) with RPC Merchant LLC to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply agreement is contingent upon project start-up which is expected to occur throughout 2025.
In May 2024, the Company increased its ownership interest in RPC Power from 35% to 50%. The Company also has a remaining commitment to invest up to an additional $20.0 million if required, to fund its portion of the 2024 and 2025 capital budget for the RPC Power joint venture.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.

(15) Subsequent Events
Dividend Declaration
On October 10, 2024, the Board of Directors of the Company declared a cash dividend of $0.38 per share of common stock payable on November 7, 2024 to its shareholders of record at the close of business on October 24, 2024.
New Commitments
On October 4, 2024, the company entered into a $13.1 million engineering, procurement and construction ("EPC") agreement to build a compression station and associated pipelines to increase the amount of natural gas flowing to the Company's New Mexico assets. The project is expected to be completed and operating during the first quarter of 2025.

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

Recent Developments
Geopolitical Events
The general domestic and international political conditions, including the military conflict between Russia and Ukraine, the Israel-Hamas conflict, and the global response to such conflicts could prolong market volatility or cause a decline in commodity prices.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of its oil and natural gas reserves.
Impairment of EOR Project
At September 30, 2024, the Company recorded a $30.2 million impairment related to the discontinuation of our EOR Project, including a $28.9 million non-cash impairment and $1.3 million cash impairment related to the termination of the Kinder Morgan CO2 contract. Select equipment from the EOR Project was salvaged for use in the Company's conventional vertical and horizontal development programs.
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company closed on an acquisition of oil and natural gas properties in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which included 13,900 contiguous net acres to the Company's existing acreage in Eddy County, for a cash purchase price of approximately $19.1 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties. The acquisition was funded through a combination of proceeds from the 2024 Equity Offering and cash on hand.
RPC Power Joint Venture
In January 2023, the Company formed a joint venture, RPC Power, for the purpose of constructing, owning and operating power generation assets which became fully operational in September of 2024. These assets will use the Company’s produced natural gas to power a portion of its oilfield operations in Yoakum County, Texas. In May 2024, the Company entered into the A&R LLC Agreement to expand the scope of its joint venture to include the constructing, owning, and operating of additional new power generation and storage assets, which are expected to be operational throughout 2025, for the sale of energy and ancillary services to ERCOT.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the issuance were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses.

Results of Operations
Comparison for the three and nine months ended September 30, 2024, and 2023.
The following table sets forth selected operating data for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues (in thousands):(1)
Oil sales	$105,303	$104,490	$308,648	$267,293
Natural gas sales	(1,170)	983	(1,464)	1,547
NGLs	(1,794)	2,221	(78)	4,578
Oil and natural gas sales, net	$102,339	$107,694	$307,106	$273,418

Production Data, net:
Oil (MBbls)	1,424	1,292	4,055	3,555
Natural gas (MMcf)	1,940	1,616	5,179	4,242
NGLs (MBbls)	408	274	1,031	691
Total (MBoe)	2,155	1,835	5,949	4,953

Daily combined volumes (Boe/d)	23,424	19,949	21,712	18,143
Daily oil volumes (Bbls/d)	15,478	14,043	14,799	13,022

Average Realized Prices:(1)
Oil ($ per Bbl)	$73.95	$80.87	$76.12	$75.19
Natural gas ($ per Mcf)	$(0.60)	$0.61	$(0.28)	$0.36
NGLs ($ per Bbl)	$(4.40)	$8.11	$(0.08)	$6.63

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$73.84	$76.00	$75.03	$71.23
Natural gas ($ per Mcf)	$(0.10)	$0.63	$0.39	$0.46
NGLs ($ per Bbl)(3)	$(4.40)	$8.11	$(0.08)	$6.63
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of gathering, processing and transportation costs. The costs, related to natural gas and NGLs, at times exceed the price received and result in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of its commodity derivative contracts. These gains and losses are included under other income (expense) on the Company’s condensed consolidated statements of operations.
(3)During the periods presented, the Company did not have any NGL derivative contracts in place.

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
Three months ended September 30, 2024, compared to three months ended September 30, 2023
The Company’s total oil and natural gas revenue, net decreased by $5.4 million, or 5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Oil revenues
•For the three months ended September 30, 2024, oil revenues increased by $0.8 million, or 1%, compared to the three months ended September 30, 2023. Of the increase, $10.7 million was attributable to an increase in volume, partially offset by $9.9 million attributable to a decrease in realized prices. Volumes increased by 10% while realized prices decreased by 9%, compared to the three months ended September 30, 2023.
•Oil volumes increased during the three months ended September 30, 2024, due primarily to increased production from new wells turned to sales in our Champions field.
•Our realized oil prices decreased $6.92 during the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, which corresponded with a $5.64 decrease in the average WTI price during the same period.

Natural gas revenues
•For the three months ended September 30, 2024, natural gas revenues decreased by $2.2 million, compared to the three months ended September 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative during the three months ended September 30, 2024, primarily due to weak Permian Basin natural gas prices that did not provide for full recovery of the Company's allocated gathering and processing costs.
NGL revenues
•For the three months ended September 30, 2024, NGL revenues decreased by $4.0 million compared to the three months ended September 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative during the three months ended September 30, 2024, primarily due to higher allocated gathering and processing costs to the Company's NGLs due to weak Permian Basin natural gas prices, which did not provide for full recovery of the Company's costs.
Nine months ended September 30, 2024, compared to nine months ended September 30, 2023
The Company’s total oil and natural gas revenue, net increased by $33.7 million, or 12%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Oil revenues
•For the nine months ended September 30, 2024, oil revenues increased by $41.4 million, or 15%, compared to the nine months ended September 30, 2023. Of the increase, $37.6 million was attributable to an increase in volume and $3.8 million to an increase in realized price. Volumes increased by 14%, while realized prices increased by 1% compared to the nine months ended September 30, 2023.
•Oil volumes increased during the nine months ended September 30, 2024, due to a full nine months of volumes contributed from the properties acquired in the 2023 New Mexico Acquisition in addition to increased production from new wells turned to sales in our Champions field.
•Our realized oil prices increased $0.93 during the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, which corresponded with a $1.31 increase in the average WTI price during the same period.

Natural gas revenues
•For the nine months ended September 30, 2024, natural gas revenues decreased by $3.0 million, compared to the nine months ended September 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative during the nine months ended September 30, 2024 primarily due to weak Permian Basin natural gas prices that did not provide for full recovery of the Company's allocated gathering and processing costs.
NGL revenues
•For the nine months ended September 30, 2024, NGL revenues decreased by $4.7 million compared to the nine months ended September 30, 2023. All of the decrease was attributable to a decrease in realized prices. Realized prices were negative during the nine months ended September 30, 2024, primarily due to higher allocated gathering and processing costs to the Company's NGLs due to weak Permian Basin natural gas prices, which did not provide for full recovery of the Company's costs.
Contract Services - Related Party
The following table presents the Company's revenue and costs associated with its contract services - related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Contract services - related parties(1)	$—	$600	$380	$1,800
Cost of contract services - related parties(2)	—	128	363	347
Gross profit from contract services	$—	$472	$17	$1,453
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

Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs and Expenses:	(In thousands)
Lease operating expenses	$18,532	$16,898	$51,793	$43,287
Production and ad valorem taxes	$7,002	$7,242	$21,407	$18,573
Exploration costs	$375	$231	$439	$643
Depletion, depreciation, amortization and accretion	$20,722	$18,706	$55,971	$46,390
Other impairments	$30,158	$—	$30,158	$—

Administrative costs	$5,879	$5,530	$17,862	$17,497
Share-based compensation	1,720	1,109	6,693	3,448
General and administrative expense	$7,599	$6,639	$24,555	$20,945

Transaction costs	$473	$221	$1,143	$5,760
Interest expense, net	$8,789	$10,338	$26,713	$21,515
(Gain) loss on derivatives, net	$(24,217)	$35,345	$(6,781)	$20,925
(Income) loss from equity method investment	$210	$(23)	$235	$213
Income tax expense	$7,033	$3,922	$23,521	$23,054
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
The Company’s LOE increased by $1.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was driven by a $1.8 million increase due to higher production volume and a $0.5 million increase in workover expense. These increases were partially offset by a decrease in certain expenses such as chemicals, fuel and repair costs.
The Company’s LOE increased by $8.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was driven by a $5.4 million increase due to higher production volume from a full nine months of volumes in 2024 from the properties acquired in the 2023 New Mexico Acquisition in addition to increased production from new wells turned to sales in our Champions field and a $3.1 million increase in workover expense.
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
Production and ad valorem taxes decreased by $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to lower natural gas and NGL revenues. Production and ad valorem taxes increased by $2.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher oil revenues for the period.
Depletion, Depreciation, Amortization and Accretion ("DD&A") Expense
DD&A expense is the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil, natural gas and NGLs. All costs incurred in the acquisition, exploration and development of properties (excluding costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration activities) are capitalized. Capitalized costs are depleted using the units of production method.
Accretion expense relates to ARO. We record the fair value of the liability for ARO in the period in which the liability is incurred (at the time the wells are drilled or acquired) with the offset to property cost. The liability accretes each period until it is settled or the well is sold, at which time the liability is removed.
DD&A expense increased by $2.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to an increase in production volumes in our Champions field.
DD&A expense increased by $9.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, which was primarily due to a full nine months of production volumes and corresponding DD&A expense from the properties acquired in the 2023 New Mexico Acquisition.
Other Impairments
The cost of proved and unproved oil and natural gas properties are assessed for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We compare the undiscounted future cash flows of the oil, natural gas and NGL properties to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil, natural gas and NGL properties to their estimated fair value.
The Company recognized an impairment charge of $30.2 million for the three and nine months ended September 30, 2024, which consisted of a non-cash impairment charge of $28.9 million and a cash impairment charge of $1.3 million related to the termination of the Kinder Morgan CO2 contract. The impairment loss relates to the discontinuation of the Company's EOR project, in favor of redeploying the required future capital and salvaging certain assets for use in the Company's conventional vertical and horizontal development programs. There was no impairment loss for the three and nine months ended September 30, 2023.
General and Administrative ("G&A") Expense
G&A expenses include corporate overhead such as payroll and benefits for our corporate staff, share-based compensation expense, office rent for our headquarters, audit and other fees for professional services and legal compliance. G&A expenses are reported net of overhead recoveries.
G&A expense increased by $1.0 million, or 14%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in share-based compensation due to new grants.
G&A expense increased by $3.6 million, or 17%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in share-based compensation due to new grants and accelerated vestings.

Transaction Costs
Transaction costs represent costs incurred on successful, unsuccessful or potential business transactions. The transaction costs of $0.5 million for the three months ended September 30, 2024, and $1.1 million for the nine months ended September 30, 2024, primarily related to the RPC Power Joint Venture, potential transactions that the Company is evaluating as well as a transaction that the Company decided not to pursue further. During the three and nine months ended September 30, 2023, the transaction costs of $0.2 million and $5.8 million, respectively, primarily related to the 2023 New Mexico Acquisition.
Interest Expense
Interest expense decreased by $1.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower principal balances on outstanding debt as well as settlements on our interest rate derivatives. Interest expense increased by $5.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the higher debt balances associated with the financing for the 2023 New Mexico Acquisition.
Gain (Loss) on Derivatives
The Company recognizes settlements and changes in the fair value of its derivative contracts as a single component within other income (expense) on its condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives, net for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Settlements on derivative contracts	$815	$(6,269)	$(910)	$(13,660)
Non-cash gain (loss) on derivatives	23,402	(29,076)	7,691	(7,265)
Gain (loss) on derivatives, net	$24,217	$(35,345)	$6,781	$(20,925)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Current income tax expense	$3,374	$57	$14,789	$5,452
Deferred income tax expense	3,659	3,865	8,732	17,602
Total income tax expense	$7,033	$3,922	$23,521	$23,054

Effective income tax rate	21.5%	31.2%	23.2%	23.9%

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

Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. As of September 30, 2024, we had a working capital deficit of $31.9 million compared to a deficit of $31.1 million as of December 31, 2023. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of September 30, 2024, and December 31, 2023. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At September 30, 2024, we had cash on hand of $13.3 million and $245 million of undrawn capacity under our Credit Facility.
Cash Flows
The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$179,896	$141,372
Net cash used in investing activities	$(113,325)	$(448,492)
Net cash provided by (used in) financing activities	$(68,568)	$304,185
Operating Activities
Net cash provided by operating activities were $179.9 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $141.4 million for the nine months ended September 30, 2023, and primarily comprised of the following:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Total revenues	$307,486	$275,218
Operating expenses (1)	$(92,603)	$(85,486)
Settlements on derivative contracts	$(910)	$(13,660)
Interest paid, net of capitalized interest	$(24,709)	$(18,140)
Tax liabilities paid	$(16,043)	$(4,633)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs, transaction costs and other minor operating expenses.
Investing Activities
Net cash flows used in investing activities were $113.3 million for the nine months ended September 30, 2024, compared to net cash flows used in investing activities of $448.5 million for the nine months ended September 30, 2023, and primarily comprised of the following:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Additions to oil and natural gas properties	$(76,372)	$(114,298)
Net assets acquired in business combination	$—	$(324,686)
Acquisitions of oil and natural gas properties	$(19,597)	$(5,443)
Contributions to equity method investment	$(16,662)	$(3,566)
Financing Activities
Net cash flows used in financing activities were $68.6 million for the nine months ended September 30, 2024, compared to net cash flows provided by financing activities of $304.2 million for the nine months ended September 30, 2023, and primarily comprised of the following:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Proceeds (repayments) under credit facility, net	$(55,000)	$154,000
Proceeds (repayments) from Senior Notes, net of discount	$(15,000)	$178,000
Payment of common share dividends	$(22,839)	$(20,173)
Proceeds from issuance of common shares, net	$25,415	$87
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $375 million with outstanding borrowings of $130 million on September 30, 2024, representing available borrowing capacity of $245 million.
During 2023, the Company issued $200 million in principal amount of Senior Notes with a maturity date of April 2028. The proceeds from the Senior Notes were used to finance the 2023 New Mexico Acquisition. The principal balance of the Senior Notes as of September 30, 2024, was $170 million.
See further discussion in Note 10 - Long-Term Debt for additional information.
Distributions
For the nine months ended September 30, 2024, the Company recognized quarterly dividends totaling approximately $23.2 million, with $22.8 million paid in cash and $0.4 million payable to restricted shareholders upon vesting.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. See Note 11 - Shareholders' Equity for additional information.
Contractual Obligations
As of September 30, 2024, the Company had a seven-year remaining minimum volume commitment with its primary midstream service provider in Texas as well as drilling pipe purchase commitments related to its drilling program through the remainder of 2024 totaling $3.2 million. The Company also had natural gas delivery commitments under the A&R Tolling Agreement, future equity commitments under the A&R LLC Agreement and a remaining commitment of $20.0 million if required, to fund its portion of the 2024 and 2025 capital budget for the RPC Power joint venture. See Note 14 - Commitments and Contingencies for additional information.

Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2024, are the same as those described in the 2023 Annual Report.

See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" in the 2023 Annual Report for a full discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, under the headings "Part I. Item 1. and Item 2. Business and Properties," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 1A. Risk Factors," and in "Part II, Item 1A. Risk Factors" of our subsequently filed Quarterly Reports should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those that were described in the Company's 2023 Annual Report and subsequently filed Quarterly Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our common stock repurchase activity during the third quarter of 2024 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 31	(203)	$28.38	—	—
August 31	(115)	$29.45	—	—
September 30	(33,883)	$26.88	—	—
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
Item 5. Other Information
On August 21, 2024, Bobby D. Riley, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 60,000 shares of Common Stock. The expiration date for Mr. Riley's plan is August 21, 2025.
Except as disclosed above, during the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

RILEY EXPLORATION PERMIAN, INC.

Date: November 6, 2024	By:	/s/ Bobby D. Riley
Bobby D. Riley
Chief Executive Officer and President

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy