Form 10-Q
period 2025-03-31
Riley Exploration Permian, Inc.
filed 2025-05-07
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of May 2, 2025, was 22,023,036.

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). We continue to face many risks and uncertainties including, but not limited to:
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
•the inability or failure of the Company to successfully integrate the acquired assets into our operations and development activities;
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
•changes in general economic, business or industry conditions, including changes in inflation rates, interest rates and foreign currency exchange rates;
•conditions in the capital, financial and credit markets and our ability to obtain capital needed to fund our exploration and development and midstream project on favorable terms or at all;
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

•the availability of drilling equipment and the timing of production;
•tax consequences of business transactions;
•public health crises, such as pandemics and epidemics, and any related government policies and actions and the effects of such public health crises on the oil and natural gas industry, pricing and demand for oil and natural gas and supply chain logistics;
•general domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of new tariffs, actions of OPEC+ countries and changes to the current political environment under the new administration;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2025	December 31, 2024
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$8,857	$13,124
Accounts receivable, net	37,518	44,411
Prepaid expenses	1,838	1,592
Inventory	4,346	5,734
Current derivative assets	1,253	3,264
Total Current Assets	53,812	68,125
Oil and natural gas properties, net (successful efforts)	864,655	860,797
Other property and equipment, net	34,968	30,477
Non-current derivative assets	36	585
Equity method investment	28,942	22,811
Other non-current assets, net	12,531	10,706
Total Assets	$994,944	$993,501
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$18,134	$13,937
Accrued liabilities	31,588	33,918
Revenue payable	34,161	34,786
Current derivative liabilities	2,659	—
Current portion of long-term debt	20,000	20,000
Other current liabilities	15,292	20,123
Total Current Liabilities	121,834	122,764
Non-current derivative liabilities	2,160	414
Asset retirement obligations	33,340	32,706
Long-term debt	229,342	249,494
Deferred tax liabilities	74,721	76,547
Other non-current liabilities	1,164	961
Total Liabilities	462,561	482,886
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 21,885,008 and 21,482,555 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	21	21
Additional paid-in capital	311,529	310,232
Retained earnings	220,833	200,362
Total Shareholders' Equity	532,383	510,615
Total Liabilities and Shareholders' Equity	$994,944	$993,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$102,457	$99,424
Contract services - related parties	—	320
Total Revenues	102,457	99,744
Costs and Expenses:
Lease operating expenses	18,331	16,769
Production and ad valorem taxes	6,670	7,231
Exploration costs	9	4
Depletion, depreciation, amortization and accretion	19,138	17,779
General and administrative:
Administrative costs	7,438	5,339
Share-based compensation expense	1,369	1,692
Cost of contract services - related parties	—	363
Total Costs and Expenses	52,955	49,177
Income from Operations	49,502	50,567
Other Income (Expense):
Interest expense, net	(6,661)	(9,067)
Loss on derivatives, net	(5,850)	(17,077)
Income (loss) from equity method investment	(119)	167
Total Other Income (Expense)	(12,630)	(25,977)
Net Income from Operations before Income Taxes	36,872	24,590
Income tax expense	(8,239)	(5,832)
Net Income	$28,633	$18,758

Net Income per Share:
Basic	$1.36	$0.94
Diluted	$1.36	$0.94
Weighted Average Common Shares Outstanding:
Basic	21,111	19,891
Diluted	21,111	19,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Share-based compensation expense	404	—	1,369	—	1,369
Repurchased shares for tax withholding	(2)	—	(72)	—	(72)
Dividends declared	—	—	—	(8,162)	(8,162)
Net income	—	—	—	28,633	28,633
Balance, March 31, 2025	21,885	$21	$311,529	$220,833	$532,383

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Share-based compensation expense	—	—	1,692	—	1,692
Repurchased shares for tax withholding	(5)	—	(106)	—	(106)
Dividends declared	—	—	—	(7,329)	(7,329)
Net income	—	—	—	18,758	18,758
Balance, March 31, 2024	20,400	$20	$280,698	$153,892	$434,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net income	$28,633	$18,758
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	9	—
Depletion, depreciation, amortization and accretion	19,138	17,779
Loss on derivatives, net	5,850	17,077
Settlements on derivative contracts	1,115	104
Amortization of deferred financing costs and discount	1,182	1,315
Share-based compensation expense	1,369	1,692
Deferred income tax expense	(1,826)	1,886
(Income) loss from equity method investment	119	(167)
Other	(8)	(73)
Changes in operating assets and liabilities
Accounts receivable	6,893	(3,457)
Prepaid expenses and other current assets	(269)	205
Inventory	(1,435)	(174)
Other non-current assets	(914)	(217)
Accounts payable and accrued liabilities	(3,457)	(170)
Revenue payable	(625)	(582)
Other current liabilities	(5,393)	2,149
Net Cash Provided by Operating Activities	50,381	56,125
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(16,150)	(34,939)
Additions to midstream property and equipment	(2,879)	—
Additions to other property and equipment	(124)	(124)
Contributions to equity method investment	(6,250)	(5,619)
Funds held in escrow	—	(1,926)
Net Cash Used in Investing Activities	(25,403)	(42,608)
Cash Flows from Financing Activities:
Deferred financing costs	(140)	—
Repayments under Credit Facility	(16,000)	(10,000)
Repayments of Senior Notes	(5,000)	(5,000)
Payment of common share dividends	(8,033)	(7,166)
Common stock repurchased for tax withholding	(72)	(106)
Net Cash Used in Financing Activities	(29,245)	(22,272)
Net Decrease in Cash	(4,267)	(8,755)
Cash, Beginning of Period	13,124	15,319
Cash, End of Period	$8,857	$6,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$5,860	$8,324
Income taxes	$9,000	$—
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$5,264	$(4,210)
Transfer of inventory to oil and natural gas properties	$1,640	$—
Right-of-use assets obtained in exchange for operating lease liability	$300	$20
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Nature of Business
Riley Permian is a growth-oriented, independent oil and natural gas company focused on horizontal drilling of conventional oil-saturated and liquids-rich formations in the Permian Basin that produce long-term cash flows. The majority of our acreage is located in Yoakum County, Texas, which represents our Champions field and Eddy County, New Mexico, which represents our Red Lake field.
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025, and 2024, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, shareholders' equity, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2024 Annual Report.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the new administration and other factors.
(3) Summary of Significant Accounting Policies
Significant Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable, net is summarized below:

	March 31, 2025	December 31, 2024
	(In thousands)
Oil, natural gas and NGL sales	$31,858	$33,632
Joint interest accounts receivable	4,271	9,626
Allowance for credit losses	(62)	(62)
Other accounts receivable	1,451	1,215
Total accounts receivable, net	$37,518	$44,411

As of December 31, 2023, the Company had accounts receivables, net from oil, natural gas and NGL sales of $31.1 million.
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivable included in the Company’s accompanying condensed consolidated balance sheets and are recorded in administrative costs in our accompanying condensed consolidated statements of operations if failure to collect an estimable portion is determined to be probable.
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	March 31, 2025	December 31, 2024
	(In thousands)
Midstream property and equipment	$15,863	$11,297
Furniture, fixtures and other	5,839	5,882
Land	16,673	16,673
	$38,375	$33,852
Accumulated depreciation and amortization	(3,407)	(3,375)
Total other property and equipment, net	$34,968	$30,477
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Deferred financing costs, net (1)	$4,778	$4,949
Right of use assets	1,394	1,398
Prepaid capital expenditures	3,210	2,124
Deposits	2,386	2,168
Other	763	67
Total other non-current assets, net	$12,531	$10,706
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued capital expenditures	$14,530	$10,441
Accrued lease operating expenses	5,149	7,676
Accrued general and administrative costs	9,774	8,123
Accrued inventory	145	1,709
Accrued ad valorem tax	1,362	5,396
Other accrued expenditures	628	573
Total accrued liabilities	$31,588	$33,918
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Advances from joint interest owners	$5,708	$11,278
Income taxes payable	6,298	5,233
Current ARO liabilities	2,241	2,562
Other	1,045	1,050
Total other current liabilities	$15,292	$20,123
Asset Retirement Obligations
Components of the changes in ARO for the three months ended March 31, 2025, and the year ended December 31, 2024, are shown below:

	March 31, 2025	December 31, 2024
	(In thousands)
ARO, beginning balance	$35,268	$23,044
Liabilities incurred	1	78
Liabilities assumed in acquisitions	—	9,727
Revision of estimated obligations	—	1,856
Liability settlements and disposals	(489)	(2,291)
Accretion	801	2,854
ARO, ending balance	$35,581	$35,268
Less: current ARO (1)	(2,241)	(2,562)
ARO, long-term	$33,340	$32,706
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Oil and natural gas sales:
Oil	$98,592	$96,992
Natural gas	1,584	683
NGLs	2,281	1,749
Total oil and natural gas sales, net (1)	$102,457	$99,424
_____________________
(1) The Company's oil, natural gas and NGL sales are presented net of gathering, processing and transportation costs. The costs, related to natural gas and NGLs, at times exceeded the price received and resulted in negative average realized prices.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40) Reporting Comprehensive Income-Expense Disaggregation Disclosures, which broadens the disclosures required for certain costs and expenses in the Company’s annual and interim consolidated financial statements. This ASU is effective prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact to disclosures related to our annual report for fiscal year 2027.
(4) Acquisitions of Oil and Natural Gas Properties
2024 New Mexico Asset Acquisition
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
New Mexico Mineral Rights Acquisition
In March 2025, the Company entered into an agreement to acquire undivided interest in oil, natural gas and minerals, which added approximately 140 contiguous net acres to our Red Lake field for approximately $2.1 million, which is currently included in accrued liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	March 31, 2025	December 31, 2024
	(In thousands)
Proved	$1,031,232	$1,027,183
Unproved	101,283	100,974
Work-in-progress	38,375	21,318
	$1,170,890	$1,149,475
Accumulated depletion, amortization and impairment	(306,235)	(288,678)
Total oil and natural gas properties, net	$864,655	$860,797
Depletion and amortization expense for proved oil and natural gas properties was $17.5 million and $17.0 million, respectively, for the three months ended March 31, 2025, and 2024.
(6) Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts partially limits the downside risk for adverse price changes, their use also partially limits future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other income (expense) in our accompanying condensed consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps and costless collars. The following table summarizes the open financial derivative positions as of March 31, 2025, related to our future oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q2 2025	555,000	$71.95
Q3 2025	375,000	$69.62
Q4 2025	330,000	$69.21

Natural Gas Swaps (Mcf)
Q2 2025	495,000	$3.34
Q3 2025	480,000	$3.30
Q4 2025	1,165,000	$3.82
2026	2,555,000	$3.92
2027	600,000	$4.19

Oil Collars (Bbl)
Q2 2025	300,000		$66.50	$78.77
Q3 2025	452,000		$64.23	$74.19
Q4 2025	480,000		$63.10	$77.07
2026	1,682,000		$57.95	$75.52

Natural Gas Collars (Mcf)
Q2 2025	1,080,000		$3.04	$3.65
Q3 2025	1,110,000		$3.12	$3.76
Q4 2025	400,000		$3.30	$4.00
2026	2,675,000		$3.15	$3.82
Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which we will receive a floating market rate equal to one-month CME Term Secured Overnight Financing Rate and will pay a fixed interest rate, to manage future interest rate exposure related to the Company’s Credit Facility. In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period from May 2024 to December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. This gain was realized upon settlement of the contracts throughout 2024.
The following table summarizes the open interest rate derivative positions as of March 31, 2025:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
April 2025 - April 2026	Long	$30,000	3.18%
April 2025 - April 2026	Long	$50,000	3.04%
April 2026 - April 2027	Long	$45,000	3.90%

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	March 31, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,426	$(7,173)	$1,253
Non-current derivative assets	5,361	(5,325)	36
Current derivative liabilities	(9,832)	7,173	(2,659)
Non-current derivative liabilities	(7,485)	5,325	(2,160)
Total	$(3,530)	$—	$(3,530)

	December 31, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,817	$(6,553)	$3,264
Non-current derivative assets	6,661	(6,076)	585
Current derivative liabilities	(6,553)	6,553	—
Non-current derivative liabilities	(6,490)	6,076	(414)
Total	$3,435	$—	$3,435
The following table presents the components of the Company's loss on derivatives, net for the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Settlements on derivative contracts	$1,115	$104
Non-cash loss on derivatives	(6,965)	(17,181)
Loss on derivatives, net	$(5,850)	$(17,077)
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
The carrying values of financial instruments comprising cash, payables, receivables and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the 2024 New Mexico Asset Acquisition are considered Level 3 measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities Measured on a Recurring Basis
The fair value of commodity derivatives and interest rate swaps is estimated using discounted cash flow calculations based upon forward curves and are classified as Level 2 in the fair value hierarchy. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$13,117	$—	$13,117
Interest rate assets	$—	$670	$—	$670
Financial liabilities:
Commodity derivative liabilities	$—	$(17,154)	$—	$(17,154)
Interest rate liabilities	$—	$(163)	$—	$(163)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$15,301	$—	$15,301
Interest rate assets	$—	$1,177	$—	$1,177
Financial liabilities:
Commodity derivative liabilities	$—	$(13,043)	$—	$(13,043)
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$99,000	$99,000	$115,000	$115,000
Senior Notes (Level 2)(1)	$150,342	$166,353	$154,494	$172,864
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
(8) Equity Method Investment
In January 2023, the Company formed a joint venture, RPC Power LLC, a Delaware limited liability company ("RPC Power"), with Conduit Power LLC for the purpose of constructing, owning and operating power generation assets. RPC Power's initial scope and assets use the Company’s produced natural gas to power a portion of our operations in Yoakum County, Texas which became fully operational in September 2024. In May 2024, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) to expand the scope of our joint venture to include the constructing, owning and operating of additional new power generation and storage assets, for the sale of energy and ancillary services to ERCOT ("Merchant Deal"). Upon signing the A&R LLC Agreement, the Company invested an additional $9.5 million and also increased our equity ownership in RPC Power from 35% to 50%. As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
capital commitment for each owner from $42.5 million to $51.5 million. As of March 31, 2025, the Company had invested $30 million in the joint venture, comprised of $27.7 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by our share of income in the joint venture. The Company also had a remaining commitment to invest up to an additional $21.5 million to fund our portion of the remaining 2025 capital budget for the RPC Power joint venture.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Equity method investment, beginning balance	$22,811	$5,620
Contributions	6,250	5,619
Income (loss) from equity method investment	(119)	167
Equity method investment, ending balance	$28,942	$11,406
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
In May 2024, the Company entered into a 10-year natural gas supply agreement ("Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to occur before the end of 2026.
The Company incurred lease operating expenses ("LOE") from RPC Power of approximately $1.6 million and $0.7 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company had approximately $0.6 million and $1.2 million accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets.
See additional information related to RPC Power in Note 8 - Equity Method Investment and Note 15 - Commitments and Contingencies for additional information on future commitments.
Contract Services
The Company and Combo Resources, LLC (“Combo”) own interests in six established units in Lee and Fayette Counties, Texas, which were jointly developed by the parties pursuant to participation agreements (collectively, the "Combo PA") and are currently operated by Riley Permian Operating Company, LLC ("RPOC"). RPOC also provided certain administrative and operational services to Combo pursuant to a management services agreement (the "Combo MSA") for a monthly fee and reimbursement of all third party expenses until the Combo MSA was terminated on January 31, 2024. Separately, the Combo PA was also terminated as of December 31, 2023, and pursuant to a letter agreement effective as of December 31, 2023, the Company agreed to relinquish our right to acquire additional working interests within a specified area. The rights of the Company in the six jointly owned units are not affected by this letter agreement and remain subject to the existing joint operating agreements between the parties.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also provided certain administrative services pursuant to a services agreement (the "REG MSA") with Riley Exploration Group, LLC (“REG”) for a monthly fee and reimbursement of all third party expenses until the REG MSA was terminated effective May 31, 2024.
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Combo	$—	$100
REG	—	220
Contract services - related parties	$—	$320

Cost of contract services - related parties	$—	$363
The Company had no amounts payable or receivable to Combo or REG at March 31, 2025, and December 31, 2024.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $0.4 million and $0.3 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company had approximately $0.4 million and $0.3 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	March 31, 2025	December 31, 2024
	(In thousands)
Credit Facility	$99,000	$115,000
Senior Notes
Principal	$160,000	$165,000
Less: Unamortized discount(1)	6,933	7,547
Less: Unamortized deferred financing costs(1)	2,725	2,959
Total Senior Notes	$150,342	$154,494

Total debt	$249,342	$269,494
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$229,342	$249,494
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of March 31, 2025, and December 31, 2024, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of March 31, 2025, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $400 million. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increase the borrowing base from $375 million to $400 million, resulting in the addition of one new lender to the lending group. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Facility also contains a total leverage ratio for the regulation of Restricted Payments, as defined in the credit agreement after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.00. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company must maintain a minimum hedging requirement included within the credit agreement for oil and natural gas based on our proved developed producing projected volumes for oil and natural gas on a rolling 24-month basis.
The following table summarizes the Credit Facility balances:

	March 31, 2025	December 31, 2024
	(In thousands)
Outstanding borrowings	$99,000	$115,000
Available under the borrowing base	$301,000	$285,000
Senior Notes
On April 3, 2023, the Company (as issuer) completed our issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount.
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of March 31, 2025, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
The Company may, at our option, redeem, at any time and from time to time on or prior to April 3, 2026, some or all of the Senior Notes at 100% of the principal amount thereof plus the make-whole amount plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After April 3, 2026, but on or prior to October 3, 2026, the Company may, at our option, redeem, at any time and from time to time some or all of the Senior Notes at 100% of the principal amount thereof plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. After October 3, 2026, the Company may redeem some or all of the Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Company. Certain note features, including those discussed above, were evaluated and deemed to be remote. Due to the remote nature, the fair value of these features was estimated to be approximately zero.
The Senior Notes contain certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) an asset coverage ratio greater than 1.50 to 1.00. The Senior Notes also contain a total leverage ratio and an asset coverage ratio for Restricted Payments, as defined in the Note Purchase Agreement. The leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 2.00 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 15% of the Aggregate Elected Commitment Amount, as defined in the Note Purchase Agreement. Upon issuance of the Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for oil and natural gas on a rolling 18-month basis.
The Senior Notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company. The Note Purchase Agreement contains customary terms and covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.
The following table summarizes the Company's interest expense:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest expense	$6,025	$8,743
Interest income	(130)	(207)
Capitalized interest	(691)	(964)
Amortization of deferred financing costs	568	671
Amortization of discount on Senior Notes	614	644
Unused commitment fees on Credit Facility	275	180
Total interest expense, net	$6,661	$9,067
As of March 31, 2025, and December 31, 2024, the weighted average interest rate on outstanding borrowings under the Credit Facility was 7.25% and 7.79%, respectively.
As of March 31, 2025, the Senior Notes had $6.9 million of unamortized discount and $2.7 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the three months ended March 31, 2025. As of December 31, 2024, the Senior Notes had $7.5 million of unamortized discount and $3.0 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the year ended December 31, 2024.
As of March 31, 2025, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement.
(11) Shareholders' Equity
Dividends
For the three months ended March 31, 2025, and 2024, the Company declared quarterly dividends on our common stock totaling approximately $8.2 million and $7.3 million, respectively.
Share-Based Compensation
The Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which authorizes up to 2,337,022 shares of common stock that may be granted as awards under the A&R LTIP. In March 2025, the Company introduced performance-based restricted stock awards (the "2025 Executive Performance Shares") in addition to time-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth and the interests of its shareholders. Performance-based restricted stock awards represent 30% of total executive award value and may be earned based on the Company’s achievement of total shareholder return (“TSR”) relative to its peer group during the applicable three-year performance period. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares (the full 200%), which assumes the highest percentage payout for the performance-based restricted stock awards. As of March 31, 2025, the A&R LTIP had 516,375 shares remaining that are available for future awards.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the three months ended March 31, 2025, under the A&R LTIP:

Amended and Restated 2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	387,915	$26.57
Granted	455,755	$30.57
Vested	(18,508)	$28.32
Forfeited	(6,311)	$27.31
Unvested at March 31, 2025	818,851	$28.75
For the three months ended March 31, 2025, and 2024, the total share-based compensation expense was $1.4 million and $1.7 million, respectively. Share-based compensation expense is included in general and administrative costs in the Company's accompanying condensed consolidated statements of operations for the restricted share awards granted under the A&R LTIP. Approximately $21.4 million of additional share-based compensation expense will be recognized over the weighted average life of 31 months for the unvested restricted share awards as of March 31, 2025.
At-The-Market Equity Sales Program
The Company's Equity Distribution Agreement in connection with an ATM allows the Company to offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through our agents. During the three months ended March 31, 2025, the Company did not execute any sales under the ATM program. As of March 31, 2025, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Current income tax expense:
Federal	$9,124	$3,577
State	941	369
Total current income tax expense	$10,065	$3,946
Deferred income tax expense:
Federal	$(1,800)	$1,513
State	(26)	373
Total deferred income tax expense	$(1,826)	$1,886
Total income tax expense	$8,239	$5,832

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Tax at statutory rate	21.0%	21.0%
Nondeductible compensation	0.8%	0.5%
State income taxes, net of federal benefit	2.1%	2.4%
Effective income tax rate	23.9%	23.9%
The Company's federal income tax returns for the years subsequent to December 31, 2020, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2019. The Company currently believes that all other significant filing positions are highly certain and that all of our other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, the Company has not established any reserves for uncertain tax positions.
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)

Net income	$28,633	$18,758

Basic weighted-average common shares outstanding	21,111	19,891
Restricted shares	—	101
Diluted weighted average common shares outstanding	21,111	19,992

Basic net income per share	$1.36	$0.94
Diluted net income per share	$1.36	$0.94

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Restricted shares	426,934	409,822
(14) Segments
The Company’s oil and gas exploration and production activities are solely focused in the U.S. For financial reporting purposes, the Company aggregates our operating segments into one reporting segment due to the similar nature of these operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total Revenues	$102,457	$99,744
Less:
Lease operating expenses	18,331	16,769
Production and ad valorem taxes	6,670	7,231
Exploration costs	9	4
Depletion, depreciation, amortization and accretion	19,138	17,779
Administrative Costs	7,438	5,339
Share-based compensation expense	1,369	1,692
Other segment items(1)	—	363
Interest expense, net of capitalized interest(2)	6,791	9,274
Interest income	(130)	(207)
Loss on derivatives, net	5,850	17,077
(Income) loss from equity method investment	119	(167)
Income tax expense	8,239	5,832
Segment net income(3)	$28,633	$18,758
Total assets	$994,944	$956,366
Capital expenditures	$24,000	$26,182
Equity method investment	$28,942	$11,406
_____________________
(1)Other segment items include cost of contract services - related parties.
(2)Interest expense is shown gross of, or prior to the effect of interest income.
(3)There are no reconciling items between net income presented in our accompanying condensed consolidated statements of operations and segment net income.
(15) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of March 31, 2025, or December 31, 2024. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of March 31, 2025, or December 31, 2024.
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with our primary midstream counterparty in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume during the contract term. As of March 31, 2025, six years remain under this contract.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under the A&R Tolling Agreement with RPC Power, the Company has committed to provide specified quantities of our natural gas for 10 years following the in-service date of September 2024, for a fee based on a per MMBtu basis adjusted for contractual usage factors. The Company also entered into the Asset Optimization Agreement that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
Under the Supply Agreement with RPC Merchant, the Company agreed to supply natural gas to fuel the natural gas generators under the Merchant Deal for 10 years. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to occur before the end of 2026.
Under the A&R LLC Agreement with RPC Power, the Company agreed to make additional capital contributions to fund its portion of the capital budget for the RPC Power. The Company's remaining commitment, if required, is $21.5 million.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
Midstream Gas Purchase Agreement
On December 31, 2024, the Company signed a long-term gas purchase agreement (the "Midstream Gas Purchase Agreement") for our New Mexico field with a new midstream counterparty, which includes dedicated acreage for a significant portion of the Company’s oil and gas assets in New Mexico, reimbursement by the Company of construction costs incurred by the midstream counterparty to connect to the Company’s pipeline (subject to a monetary cap of $18.7 million) and an initial 15-year term from the in-service date followed by a year-to-year continuation until terminated by either party upon 180 days written notice. In conjunction with the agreement, the Company intends to construct, own and operate low and high-pressure gathering lines and compression facilities that will connect to our new high capacity 20-inch natural gas pipeline to be constructed by the Company and designed to deliver gas volumes of up to 150 MMcf per day. In March 2025, the Company entered a $10.9 million purchase agreement for two compressors as part of the midstream buildout plan.
(16) Subsequent Events
Dividend Declaration
On April 11, 2025, the Board of Directors of the Company declared a cash dividend of $0.38 per share of common stock payable on May 8, 2025 to our shareholders of record at the close of business on April 24, 2025.
Silverback Acquisition
On May 3, 2025, REP LLC, a wholly-owned subsidiary of Riley Permian entered into a securities purchase agreement (the "Purchase Agreement") with Silverback Legacy, LLC and Silverback Blocker, LLC (collectively, "Sellers"), pursuant to which REP LLC has agreed to acquire 100% of the ownership interests of Silverback Exploration II and its subsidiaries which owns oil and natural gas assets located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico (the "Silverback Acquisition") for an aggregate purchase price of $142 million, subject to customary closing adjustments, plus quarterly earnout payments of up to $1,875,000 per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. The Company expects to fund the acquisition with cash on hand and borrowings under our Credit Facility.

The Silverback Acquisition is expected to add approximately 47,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico. The transaction is subject to customary closing conditions and is expected to close early in the third quarter of 2025 with an effective date of January 1, 2025.

.Table of Contents
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended December 31, 2024. The following discussion contains "forward-looking statements" that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I, Item 1A of the Company's Annual Report for the fiscal year ended December 31, 2024.
Overview
Riley Permian is a growth-oriented, independent oil and natural gas company focused on horizontal drilling of conventional oil-saturated and liquids-rich formations in the Permian Basin that produce long-term cash flows. The majority of our acreage is located in Yoakum County, Texas and Eddy County, New Mexico.
Our strategic business objectives include enhancing the rate of return on our invested capital, generating sustainable free cash flow, maintaining a strong and flexible balance sheet and maximizing returns to shareholders. We implement this strategy primarily through identification and capture of attractive development opportunities, optimization of our assets and pursuing complementary growth opportunities that increase our scale and meet our strategic and financial objectives.
Recent Developments
Geopolitical and Economic Conditions
Commodity prices remain volatile. General domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of new tariffs, actions of OPEC+ countries and changes to the current political environment under the new administration could prolong market volatility and continue to cause a decline in commodity prices.
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

.Table of Contents
Results of Operations
Comparison for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues (in thousands):(1)
Oil sales	$98,592	$96,992
Natural gas sales	1,584	683
NGL sales	2,281	1,749
Oil and natural gas sales, net	$102,457	$99,424

Production Data, net:
Oil (MBbls)	1,406	1,289
Natural gas (MMcf)	2,228	1,631
NGLs (MBbls)	422	293
Total (MBoe)	2,199	1,854

Daily combined volumes (Boe/d)	24,433	20,374
Daily oil volumes (Bbls/d)	15,622	14,165

Average Realized Prices:(1)
Oil ($ per Bbl)	$70.12	$75.25
Natural gas ($ per Mcf)	$0.71	$0.42
NGLs ($ per Bbl)	$5.41	$5.97

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$70.97	$74.33
Natural gas ($ per Mcf)	$0.68	$1.20
NGLs ($ per Bbl)(3)	$5.41	$5.97
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of gathering, processing and transportation costs. The costs, related to natural gas and NGLs, at times exceeded the price received and resulted in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of our commodity derivative contracts. These gains and losses are included under other income (expense) in the Company’s condensed consolidated statements of operations.
(3)During the periods presented, the Company did not have any NGL derivative contracts in place.

.Table of Contents
Oil and Natural Gas Revenues
Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Realized prices and revenues from product sales are a function of the volumes produced, product quality, market prices, gas Btu content, as well as gathering, processing and transportation costs. Gathering, processing and transportation costs are allocated across natural gas and NGLs based on revenue, which leads to heightened fluctuations in such cost allocations across periods. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in the volume of production sold or changes in commodity prices. The Company’s total oil and natural gas sales, net increased $3.0 million, or 3%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The following table presents the Company's oil and natural gas sales prior to and net of gathering, processing and transportation costs:

	Three Months Ended March 31,
	2025	2024
Revenues:	(In thousands)
Oil sales, gross	$98,600	$97,014
Less: Gathering, processing and transportation costs	8	22
Oil sales, net	$98,592	$96,992

Gas sales, gross	$4,480	$2,018
Less: Gathering, processing and transportation costs	2,896	1,335
Gas sales. net	$1,584	$683

NGL sales, gross	$10,226	$6,484
Less: Gathering, processing and transportation costs	7,945	4,735
NGL sales, net	$2,281	$1,749

Oil and natural gas sales, gross	$113,306	$105,516
Less: Gathering, processing and transportation costs	10,849	6,092
Oil and natural gas sales, net	$102,457	$99,424
Oil revenues
For the three months ended March 31, 2025, oil revenues increased by $1.6 million compared to the three months ended March 31, 2024. The following table summarizes the effect of price and volume changes on oil revenues:

Oil sales, net for the three months ended March 31, 2024	$96,992
Price	(7,204)
Volume	8,804
Oil sales, net for the three months ended March 31, 2025	$98,592
Our realized oil prices decreased by $5.13, which was the result of a $5.72 decrease in the average WTI price. Daily oil volumes increased by 10% due to increased production from new wells turned to sales in our Champions field and acquired wells in the 2024 New Mexico Asset Acquisition.

.Table of Contents
Natural gas revenues
For the three months ended March 31, 2025, natural gas revenues increased by $0.9 million, compared to the three months ended March 31, 2024. The following table summarizes the effect of price and volume changes on natural gas revenues:

Gas sales, net for the three months ended March 31, 2024	$683
Price	651
Volume	250
Gas sales, net for the three months ended March 31, 2025	$1,584
Our realized natural gas prices increased by $0.29, which was the result of a $1.99 increase in the average Henry Hub price partially offset by negative basis differentials due to regional supply imbalances. Daily natural gas volumes increased by 38% due to additional third-party processing capacity that came online in the third quarter of 2024.
NGL revenues
For the three months ended March 31, 2025, NGL revenues increased by $0.5 million compared to the three months ended March 31, 2024. The following table summarizes the effect of price and volume changes on NGL revenues:

NGL sales, net for the three months ended March 31, 2024	$1,749
Price	(238)
Volume	770
NGL sales, net for the three months ended March 31, 2025	$2,281
Our realized NGL prices decreased by $0.56 due to lower average WTI prices. This was offset by a 46% increase in daily volumes due to additional third-party processing capacity that came online in the third quarter of 2024.
Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended March 31,
	2025	2024
Costs and Expenses:	(In thousands)
Lease operating expenses	$18,331	$16,769
Production and ad valorem taxes	$6,670	$7,231
Exploration costs	$9	$4
Depletion, depreciation, amortization and accretion	$19,138	$17,779

Administrative costs	$7,438	$5,339
Share-based compensation	1,369	1,692
General and administrative expense	$8,807	$7,031

Interest expense, net	$6,661	$9,067
Loss on derivatives, net	$5,850	$17,077
(Income) loss from equity method investment	$119	$(167)
Income tax expense	$8,239	$5,832
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

.Table of Contents
Certain operating cost components, such as saltwater disposal associated with produced water, are variable and increase or decrease as hydrocarbon production levels and the volume of completion water disposal increases or decreases.
The Company’s LOE increased by $1.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was driven primarily by the addition of the 2024 New Mexico Asset Acquisition that was closed after the first quarter of 2024.
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
Production and ad valorem taxes decreased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the reversal of a previously accrued liability related to the Environmental Protection Agency’s waste emission charge that was nullified in the first quarter of 2025.
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
DD&A expense increased by $1.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in production volumes in our Champions field, partially offset by lower depletion rates on all of our properties.
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
Total G&A expense increased by $1.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increased employee headcount and higher legal fees due to the development of our midstream project.
Interest Expense, net
Interest expense, net decreased by $2.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower debt balances along with lower interest rates on borrowings under our Credit Facility.

.Table of Contents
Gain (Loss) on Derivatives
The Company recognizes settlements and changes in the fair value of our derivative contracts as a single component within other income (expense) in our condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps and collars that settle against various indices. The following table presents the components of the Company's loss on derivatives, net:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Settlements on derivative contracts	$1,115	$104
Non-cash loss on derivatives	(6,965)	(17,181)
Loss on derivatives, net	$(5,850)	$(17,077)
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
Income Tax Expense
Current income taxes represent the amount the Company expects to owe to federal and state tax authorities in the current period, based on our taxable income. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 12 - Income Taxes for further discussion of income taxes. Total income tax expense is summarized below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Current income tax expense	$10,065	$3,946
Deferred income tax expense	(1,826)	1,886
Total income tax expense	$8,239	$5,832

Effective income tax rate	23.9%	23.9%
The increase in current income tax expense is primarily due to higher pre-tax book income during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. The Company’s principal liquidity requirements are to finance our operations, fund capital expenditures, acquisitions and joint venture commitments, pay dividends and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations, borrowings under our Credit Facility and the issuance of our Senior Notes. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2024, the Company issued equity securities and used the proceeds to finance an acquisition, repay outstanding debt and for general corporate purposes. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.

.Table of Contents
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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, the timing of collections from customers, the level and timing of spending for expansion activity and the timing of debt maturities. Our working capital will fluctuate as our drilling and completion activity fluctuates, with periods of higher and lower activity. As of March 31, 2025, we had a working capital deficit of $68.0 million compared to a deficit of $54.6 million as of December 31, 2024. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of March 31, 2025 and December 31, 2024. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At March 31, 2025, we had cash on hand of $8.9 million and $301 million of undrawn capacity under our Credit Facility.
Cash Flows
The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$50,381	$56,125
Net cash used in investing activities	$(25,403)	$(42,608)
Net cash used in financing activities	$(29,245)	$(22,272)
Operating Activities
Net cash provided by operating activities were $50.4 million for the three months ended March 31, 2025, compared to $56.1 million for the three months ended March 31, 2024, and primarily consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total revenues (1)	$102,457	$99,744
Operating expenses (2)	$(32,439)	$(29,706)
Advances from joint interest owners	$(5,570)	$753
Settlements on derivative contracts	$1,115	$104
Interest paid, net of capitalized interest	$(5,860)	$(8,324)
Tax liabilities paid	$(9,000)	$—
_____________________
(1)Oil and natural gas revenues increased $9.8 million due to an increase in our oil and natural gas production partially offset by a $6.8 million decrease due to lower realized prices.
(2)Operating expenses include LOE, production and ad valorem taxes, administrative costs and other miscellaneous operating expenses.

.Table of Contents
Investing Activities
Net cash flows used in investing activities were $25.4 million for the three months ended March 31, 2025, compared to $42.6 million for the three months ended March 31, 2024, and primarily consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Additions to oil and natural gas properties	$(16,150)	$(34,939)
Additions to midstream property and equipment	$(2,879)	$—
Contributions to equity method investment	$(6,250)	$(5,619)
Capital expenditures for oil and natural gas properties decreased by $18.8 million due to fewer wells drilled partially offset by more wells completed. Construction of our midstream project in New Mexico resulted in additions to midstream property and equipment.
Financing Activities
Net cash flows used in financing activities were $29.2 million for the three months ended March 31, 2025, compared to $22.3 million for the three months ended March 31, 2024, and primarily consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Repayments under Credit Facility	$(16,000)	$(10,000)
Repayments under Senior Notes	$(5,000)	$(5,000)
Payment of common share dividends	$(8,033)	$(7,166)
The Company increased debt repayments by $6.0 million and cash dividends by $0.9 million.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $400 million with outstanding borrowings of $99 million at March 31, 2025, and $301 million of available borrowing capacity.
In December 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, which is October 2027) and increase the borrowing base from $375 million to $400 million.
The Senior Notes had a principal balance of $160 million as of March 31, 2025.
See further discussion in Note 10 - Long-Term Debt for additional information.
Dividends
For the three months ended March 31, 2025, the Company authorized and declared a quarterly dividend totaling approximately $8.2 million, with $8.0 million paid in cash and $0.2 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of March 31, 2025, the Company had a remaining volume commitment of six years with our primary midstream counterparty in Texas. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and the Supply Agreement and a remaining equity commitment under the Second amendment to the A&R LLC Agreement of $21.5 million to fund our portion of the capital budget for the RPC Power joint venture. Further, the Company entered into a 15-year gas purchase agreement (the "Midstream Gas Purchase Agreement") that required an acreage dedication to a midstream counterparty for a significant portion of our oil and gas assets in New Mexico. This agreement is expected to begin before the end of 2026. As a result of entering into the Midstream Gas Purchase Agreement, the Company is committed to spend

.Table of Contents
approximately $130 million in capital expenditures through 2026 to complete the initial projects of our midstream buildout plan. The Company has incurred approximately $16 million since beginning the midstream project. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2025, are the same as those described in the 2024 Annual Report.
See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" in the 2024 Annual Report for a full discussion of our significant accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide both quantitative and qualitative insights into our exposure to market risk. Market risk refers to the potential for financial loss arising from adverse changes in commodity prices and interest rates. These disclosures are not intended to serve as precise forecasts of future losses, but rather to offer a framework for understanding reasonably possible risks. The forward-looking information presented reflects our approach to managing and mitigating market risk exposure within the context of our ongoing operational and financial strategy.
Commodity Price Risk
Our results of operations and cash flows are highly sensitive to fluctuations in the prices of crude oil, natural gas and NGLs. The volatility in these prices is influenced by various factors, including market conditions, geopolitical events, supply-demand imbalances, regulatory changes and other external factors outside of the Company's control. To partially reduce the impact of price volatility on our revenues and cash flows, we utilize commodity-based derivative contracts.
See Note 6 - Derivative Instruments for a full discussion of our derivative contracts and Note 7 - Fair Value Measurements for a full discussion of the fair value measurements associated with our derivatives.
For the three months ended March 31, 2025, oil and natural gas sales, net was $102.5 million, excluding any effect of our derivative contracts. Oil and natural sales, net would have increased or decreased by approximately $10.2 million if there was a 10% change in realized pricing. As of March 31, 2025, the fair value of our oil and natural gas derivative contracts was a net liability of $4 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $26 million.
Interest Rate Risk
Our business is subject to the effects of market interest rates. These interest rates are influenced by macroeconomic factors such as inflation, consumer spending and federal reserve monetary policy. Interest rate risk could increase our cost of capital and potentially slow economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To mitigate this risk, the Company utilizes interest rate derivative contracts to partially reduce exposure to interest rate fluctuations.
See Note 10 - Long-Term Debt for a full discussion of our long-term debt.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of

.Table of Contents
March 31, 2025, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to "Part I, Item 3 - Legal Proceedings" of the 2024 Annual Report, and "Part I, Item 1. Note 15 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report (which is incorporated by reference herein) for additional information.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, under the headings "Part I, Item 1. and Item 2. Business and Properties," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1A. Risk Factors," and in "Part II, Item 1A. Risk Factors" of our subsequently filed Quarterly Reports should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those that were described in the Company's 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our common stock repurchase activity during the first quarter of 2025 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 31	1,703	$34.24	—	—
February 28	420	$33.81	—	—
March 31	—	$—	—	—
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
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025 by and between Riley Exploration Permian, Inc. and Bobby D. Riley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2025).

10.2†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2025).

10.3*†	Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and Corey Riley
10.4*†	Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and Jeffrey M. Gutman
10.5*†	Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and John Suter
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: May 7, 2025	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy