Form 10-Q
period 2025-06-30
Riley Exploration Permian, Inc.
filed 2025-08-06
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 1, 2025, was 22,042,244.

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
CODM
Chief Operating Decision Maker as defined by the FASB under the Accounting Standards Codification 280. Together, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Accounting Officer form a collaborative team that functions as the CODM.

Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
NGL	Natural gas liquids
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
OPEC+	Organization of the Petroleum Exporting Countries ("OPEC") members and non-OPEC allies
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	The Company's unsecured 10.5% senior notes due April 2028
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
•cost and availability of gathering, pipeline, refining, transportation, power and other midstream and downstream activities, which could result in a prolonged shut-in of our wells that may adversely affect our reserves, financial condition and results of operations;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2025	December 31, 2024
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$14,026	$13,124
Accounts receivable, net	35,295	44,411
Prepaid expenses	2,828	1,592
Inventory	3,685	5,734
Current derivative assets	11,160	3,264
Total Current Assets	66,994	68,125
Oil and natural gas properties, net (successful efforts)	867,218	860,797
Other property and equipment, net	40,744	30,477
Non-current derivative assets	—	585
Equity method investment	28,813	22,811
Funds held in escrow	14,201	—
Other non-current assets, net	15,597	10,706
Total Assets	$1,033,567	$993,501
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$9,231	$13,937
Accrued liabilities	31,198	33,918
Revenue payable	32,799	34,786
Current derivative liabilities	12	—
Current portion of long-term debt	20,000	20,000
Other current liabilities	11,535	20,123
Total Current Liabilities	104,775	122,764
Non-current derivative liabilities	1,109	414
Asset retirement obligations	33,592	32,706
Long-term debt	255,191	249,494
Deferred tax liabilities	79,587	76,547
Other non-current liabilities	2,432	961
Total Liabilities	476,686	482,886
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 22,045,608 and 21,482,555 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	22	21
Additional paid-in capital	313,908	310,232
Retained earnings	242,951	200,362
Total Shareholders' Equity	556,881	510,615
Total Liabilities and Shareholders' Equity	$1,033,567	$993,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$85,394	$105,343	$187,851	$204,767
Contract services - related parties	—	60	—	380
Total Revenues	85,394	105,403	187,851	205,147
Costs and Expenses:
Lease operating expenses	18,880	16,492	37,211	33,261
Production and ad valorem taxes	6,126	7,174	12,796	14,405
Exploration costs	47	60	56	64
Depletion, depreciation, amortization and accretion	19,563	17,470	38,701	35,249
Impairment of oil and natural gas properties	1,214	—	1,214	—
General and administrative:
Administrative costs	6,199	6,644	13,637	11,983
Share-based compensation expense	2,685	3,281	4,054	4,973
Cost of contract services - related parties	—	—	—	363
Transaction costs	1,926	670	1,926	670
Total Costs and Expenses	56,640	51,791	109,595	100,968
Income from Operations	28,754	53,612	78,256	104,179
Other Income (Expense):
Interest expense, net	(7,171)	(8,857)	(13,832)	(17,924)
Gain (loss) on derivatives, net	18,720	(359)	12,870	(17,436)
Loss from equity method investment	(129)	(192)	(248)	(25)
Total Other Income (Expense)	11,420	(9,408)	(1,210)	(35,385)
Net Income from Operations before Income Taxes	40,174	44,204	77,046	68,794
Income tax expense	(9,704)	(10,656)	(17,943)	(16,488)
Net Income	$30,470	$33,548	$59,103	$52,306

Net Income per Share:
Basic	$1.44	$1.61	$2.80	$2.57
Diluted	$1.44	$1.59	$2.80	$2.55
Weighted Average Common Shares Outstanding:
Basic	21,141	20,866	21,126	20,378
Diluted	21,158	21,087	21,135	20,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

		Shareholders' Equity
		Common Stock
		Shares		Amount		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2024		21,483		$21		$310,232		$200,362	$510,615
Share-based compensation expense		404		—		1,369		—	1,369
Repurchased shares for tax withholding		(2)		—		(72)		—	(72)
Dividends declared		—		—		—		(8,162)	(8,162)
Net income		—		—		—		28,633	28,633
Balance, March 31, 2025		21,885		$21		$311,529		$220,833	$532,383
Share-based compensation expense	Three Months Ended June 30, 2025	171	Three Months Ended June 30, 2025	1	Three Months Ended June 30, 2025	2,684	Three Months Ended June 30, 2025	—	2,685
Repurchased shares for tax withholding		(10)		—		(305)		—	(305)
Dividends declared		—		—		—		(8,352)	(8,352)
Net income		—		—		—		30,470	30,470
Balance, June 30, 2025		22,046		$22		$313,908		$242,951	$556,881

		Shareholders' Equity
		Common Stock
		Shares		Amount		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2023		20,405		$20		$279,112		$142,463	$421,595
Share-based compensation expense		—		—		1,692		—	1,692
Repurchased shares for tax withholding		(5)		—		(106)		—	(106)
Dividends declared		—		—		—		(7,329)	(7,329)
Net income		—		—		—		18,758	18,758
Balance, March 31, 2024		20,400		$20		$280,698		$153,892	$434,610
Share-based compensation expense		147		—		3,281		—	3,281
Repurchased shares for tax withholding		(2)		—		(52)		—	(52)
Issuance of common shares, net		1,015		1		25,414		—	25,415
Dividends declared		—		—		—		(7,770)	(7,770)
Net income		—		—		—		33,548	33,548
Balance, June 30, 2024		21,560		$21		$309,341		$179,670	$489,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net income	$59,103	$52,306
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	10	—
Depletion, depreciation, amortization and accretion	38,701	35,249
Impairment of oil and natural gas properties	1,214	—
(Gain) loss on derivatives, net	(12,870)	17,436
Settlements on derivative contracts	6,266	(1,725)
Amortization of deferred financing costs and discount	2,373	2,632
Share-based compensation expense	4,054	4,973
Deferred income tax expense	3,040	5,073
Loss from equity method investment	248	25
Other	(8)	(42)
Changes in operating assets and liabilities
Accounts receivable, net	9,116	(6,951)
Prepaid expenses	(1,281)	(186)
Inventory	(1,989)	442
Other non-current assets, net	(1,154)	(302)
Accounts payable and accrued liabilities	(10,243)	(2,665)
Revenue payable	(1,987)	1,931
Other current liabilities	(10,572)	(430)
Net Cash Provided by Operating Activities	84,021	107,766
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(40,938)	(53,926)
Additions to midstream property and equipment	(6,294)	—
Additions to other property and equipment	(636)	(430)
Acquisitions of oil and natural gas properties	(2,138)	(18,138)
Contributions to equity method investment	(6,250)	(15,162)
Funds held in escrow	(14,201)	—
Net Cash Used in Investing Activities	(70,457)	(87,656)
Cash Flows from Financing Activities:
Deferred financing costs	(164)	(69)
Proceeds from Credit Facility	30,000	15,000
Repayments under Credit Facility	(16,000)	(40,000)
Repayments of Senior Notes	(10,000)	(10,000)
Payment of common share dividends	(16,121)	(14,707)
Proceeds from issuance of common shares, net	—	25,415
Common stock repurchased for tax withholding	(377)	(158)
Net Cash Used in Financing Activities	(12,662)	(24,519)
Net Increase (Decrease) in Cash	902	(4,409)
Cash, Beginning of Period	13,124	15,319
Cash, End of Period	$14,026	$10,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Six Months Ended June 30,
	2025	2024
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$11,187	$16,372
Income taxes	$14,784	$10,773
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$2,596	$(2,699)
Transfer of inventory to oil and natural gas properties	$2,307	$—
Right-of-use assets obtained in exchange for operating lease liability	$2,133	$386
Asset retirement obligations assumed in acquisitions	$—	$9,727
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
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025, and 2024, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
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
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the new administration and other factors.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable, net is summarized below:

	June 30, 2025	December 31, 2024
	(In thousands)
Oil, natural gas and NGL sales	$29,566	$33,632
Joint interest accounts receivable	4,464	9,626
Allowance for credit losses	(70)	(62)
Other accounts receivable	1,335	1,215
Total accounts receivable, net	$35,295	$44,411
As of December 31, 2023, the Company had accounts receivables, net from oil, natural gas and NGL sales of $31.1 million.
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivable included in the accompanying condensed consolidated balance sheets and are recorded in administrative costs in our accompanying condensed consolidated statements of operations if failure to collect an estimable portion is determined to be probable.
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	June 30, 2025	December 31, 2024
	(In thousands)
Midstream property and equipment	$21,631	$11,297
Furniture, fixtures and other	6,351	5,882
Land	16,673	16,673
	$44,655	$33,852
Accumulated depreciation and amortization	(3,911)	(3,375)
Total other property and equipment, net	$40,744	$30,477
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Deferred financing costs, net (1)	$4,482	$4,949
Right of use assets	2,886	1,398
Prepaid capital expenditures	4,840	2,124
Deposits	2,423	2,168
Other	966	67
Total other non-current assets, net	$15,597	$10,706
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued capital expenditures	$16,859	$10,441
Accrued lease operating expenses	4,257	7,676
Accrued general and administrative costs	5,681	8,123
Accrued inventory	—	1,709
Accrued ad valorem tax	2,560	5,396
Other accrued expenditures	1,841	573
Total accrued liabilities	$31,198	$33,918
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Advances from joint interest owners	$2,465	$11,278
Income taxes payable	5,351	5,233
Current ARO liabilities	2,123	2,562
Other	1,596	1,050
Total other current liabilities	$11,535	$20,123
Asset Retirement Obligations
Components of the changes in ARO for the six months ended June 30, 2025, and the year ended December 31, 2024, are shown below:

	June 30, 2025	December 31, 2024
	(In thousands)
ARO, beginning balance	$35,268	$23,044
Liabilities incurred	13	78
Liabilities assumed in acquisitions	—	9,727
Revision of estimated obligations	—	1,856
Liability settlements and disposals	(926)	(2,291)
Accretion	1,360	2,854
ARO, ending balance	$35,715	$35,268
Less: current ARO (1)	(2,123)	(2,562)
ARO, long-term	$33,592	$32,706
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Oil and natural gas sales:
Oil	$85,921	$106,353	$184,513	$203,345
Natural gas	(874)	(977)	710	(294)
NGLs	347	(33)	2,628	1,716
Total oil and natural gas sales, net (1)	$85,394	$105,343	$187,851	$204,767
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
(4) Acquisitions of Oil and Natural Gas Properties
Silverback Acquisition
On July 1, 2025 (the “Closing Date”), the Company closed the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries which own oil and natural gas assets located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico (the “Silverback Acquisition”).
Transaction costs associated with the acquisition were approximately $1.9 million for the three and six months ended June 30, 2025, respectively. In connection with the acquisition, a deposit of $14.2 million was paid by the Company and is reflected as funds held in escrow in our accompanying condensed consolidated balance sheets as of June 30, 2025. See Note 16 - Subsequent Events for additional information.
New Mexico Mineral Rights Acquisition
In April 2025, the Company closed on its acquisition of undivided interests in oil, natural gas and minerals, which added approximately 140 contiguous net acres to our Red Lake field for approximately $2.1 million.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	June 30, 2025	December 31, 2024
	(In thousands)
Proved	$1,053,197	$1,027,183
Unproved	104,789	100,974
Work-in-progress	34,439	21,318
	$1,192,425	$1,149,475
Accumulated depletion, amortization and impairment	(325,207)	(288,678)
Total oil and natural gas properties, net	$867,218	$860,797
Depletion and amortization expense for proved oil and natural gas properties was $17.8 million and $16.5 million, respectively, for the three months ended June 30, 2025, and 2024 and $35.3 million and $33.5 million, respectively, for the six months ended June 30, 2025, and 2024.
The cost of proved and unproved oil and natural gas properties are assessed for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We compare the undiscounted future cash flows to the carrying amount to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount to their estimated fair value which is considered a Level 3 measurement.
Certain oil and natural gas property in New Mexico outside of the Company's acreage in the Red Lake field failed the initial step assessment, which looked at the carrying value compared to undiscounted cash flows for this property. Based on this assessment of our long-lived assets impairment test, the carrying value exceeded the estimated fair market value and we recognized a $1.2 million non-cash impairment on proved properties during the three and six months ended June 30, 2025.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps, costless collars and basis swaps. The following table summarizes the open financial derivative positions as of June 30, 2025, related to our future oil and natural gas production:

		Weighted Average Price
Calendar Quarter / Year	Notional Volume	Fixed	Put	Call
		($ per unit)
Oil Swaps (Bbl)
Q3 2025	675,000	$67.08
Q4 2025	630,000	$66.68
2026	1,740,000	$61.33
2027	285,000	$61.26

Natural Gas Swaps (MMbtu)
Q3 2025	480,000	$3.30
Q4 2025	965,000	$3.74
2026	2,255,000	$3.87
2027	600,000	$4.19

Oil Collars (Bbl)
Q3 2025	452,000		$64.23	$74.19
Q4 2025	480,000		$63.10	$77.07
2026	1,602,000		$57.84	$74.67
2027	310,000		$57.16	$66.16

Natural Gas Collars (MMbtu)
Q3 2025	1,110,000		$3.12	$3.76
Q4 2025	400,000		$3.30	$4.00
2026	2,625,000		$3.19	$4.03
2027	450,000		$3.80	$5.84

Natural Gas Basis Swaps (MMbtu)
Q3 2025	450,000	$(2.18)
Q4 2025	450,000	$(2.07)
2026	1,950,000	$(1.91)
2027	675,000	$(0.99)
Interest Rate Contracts
In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period from May 2024 to December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. This gain was realized upon settlement of the contracts throughout 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the open interest rate derivative positions as of June 30, 2025:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
July 2025 - April 2026	Long	$30,000	3.18%
July 2025 - April 2026	Long	$50,000	3.04%
July 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	June 30, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$16,747	$(5,587)	$11,160
Non-current derivative assets	6,611	(6,611)	—
Current derivative liabilities	(5,599)	5,587	(12)
Non-current derivative liabilities	(7,720)	6,611	(1,109)
Total	$10,039	$—	$10,039

	December 31, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,817	$(6,553)	$3,264
Non-current derivative assets	6,661	(6,076)	585
Current derivative liabilities	(6,553)	6,553	—
Non-current derivative liabilities	(6,490)	6,076	(414)
Total	$3,435	$—	$3,435
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Settlements on derivative contracts	$5,151	$(1,829)	$6,266	$(1,725)
Non-cash gain (loss) on derivatives	13,569	1,470	6,604	(15,711)
Gain (loss) on derivatives, net	$18,720	$(359)	$12,870	$(17,436)
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
The carrying values of financial instruments comprising cash, payables, receivables and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the 2024 New Mexico Asset Acquisition and the fair value of assets and liabilities when considered for impairment are considered Level 3 measurements.
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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$22,848	$—	$22,848
Interest rate assets	$—	$510	$—	$510
Financial liabilities:
Commodity derivative liabilities	$—	$(13,027)	$—	$(13,027)
Interest rate liabilities	$—	$(292)	$—	$(292)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$15,301	$—	$15,301
Interest rate assets	$—	$1,177	$—	$1,177
Financial liabilities:
Commodity derivative liabilities	$—	$(13,043)	$—	$(13,043)
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$129,000	$129,000	$115,000	$115,000
Senior Notes (Level 2)(1)	$146,191	$156,671	$154,494	$172,864
_____________________
(1)The carrying value for the Senior Notes is shown net of unamortized discount and unamortized deferred financing costs.
The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes was determined utilizing a discounted cash flow approach.
(8) Equity Method Investment
In January 2023, the Company formed a joint venture, RPC Power LLC, a Delaware limited liability company ("RPC Power"), with Conduit Power LLC for the purpose of constructing, owning and operating power generation assets. RPC Power's initial scope and assets use the Company’s produced natural gas to power a portion of our operations in Yoakum County, Texas which became fully operational in September 2024. In May 2024, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) to expand the scope of our joint venture to include the constructing, owning and operating of additional new power generation and storage assets, for the sale of energy and ancillary services to ERCOT ("Merchant Deal"). Upon signing the A&R LLC Agreement, the Company invested an

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
additional $9.5 million and also increased our equity ownership in RPC Power from 35% to 50%. As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of June 30, 2025, the Company had invested $30 million in the joint venture, comprised of $27.7 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by our share of income in the joint venture. The Company also had a remaining commitment to invest up to an additional $21.5 million, if required, to fund our portion of the remaining 2025 capital budget for the RPC Power joint venture.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Equity method investment, beginning balance	$28,942	$11,406	$22,811	$5,620
Contributions	—	9,543	6,250	15,162
Loss from equity method investment	(129)	(192)	(248)	(25)
Equity method investment, ending balance	$28,813	$20,757	$28,813	$20,757
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
The Company incurred lease operating expenses ("LOE") from RPC Power of approximately $2.1 million and $0.4 million for the three months ended June 30, 2025, and 2024, respectively, and approximately $3.7 million and $1.1 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, and December 31, 2024, the Company had approximately $0.6 million and $1.2 million accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets.
See additional information related to RPC Power in Note 8 - Equity Method Investment and Note 15 - Commitments and Contingencies for additional information on future commitments.
Contract Services
The Company and Combo Resources, LLC (“Combo”) own interests in six established units in Lee and Fayette Counties, Texas, which were jointly developed by the parties pursuant to participation agreements (collectively, the "Combo PA") and are currently operated by Riley Permian Operating Company, LLC ("RPOC"). RPOC also provided certain administrative and operational services to Combo pursuant to a management services agreement (the "Combo MSA") for a monthly fee and reimbursement of all third party expenses until the Combo MSA was terminated on January 31, 2024. Separately, the Combo PA was also terminated as of December 31, 2023, and pursuant to a letter agreement effective as of December 31, 2023, the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company agreed to relinquish our right to acquire additional working interests within a specified area. The rights of the Company in the six jointly owned units were not affected by this letter agreement and remain subject to the existing joint operating agreements between the parties.
The Company also provided certain administrative services pursuant to a services agreement (the "REG MSA") with Riley Exploration Group, LLC (“REG”) for a monthly fee and reimbursement of all third party expenses until the REG MSA was terminated effective May 31, 2024.
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(In thousands)
Combo	$—	$100
REG	60	280
Contract services - related parties	$60	$380

Cost of contract services - related parties	$—	$363
The Company had no revenues from or related cost for contract services for related parties as of the three and six months ended June 30, 2025, and no amounts payable or receivable to Combo or REG at June 30, 2025, and December 31, 2024.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $0.3 million and $0.5 million for the three months ended June 30, 2025, and 2024, respectively, and approximately $0.7 million and $0.8 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, and December 31, 2024, the Company had approximately $0.7 million and $0.3 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	June 30, 2025	December 31, 2024
	(In thousands)
Credit Facility	$129,000	$115,000
Senior Notes
Principal	$155,000	$165,000
Less: Unamortized discount(1)	6,319	7,547
Less: Unamortized deferred financing costs(1)	2,490	2,959
Total Senior Notes	$146,191	$154,494

Total debt	$275,191	$269,494
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$255,191	$249,494
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of June 30, 2025, and December 31, 2024, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facility
As of June 30, 2025, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $400 million. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increased the borrowing base from $375 million to $400 million, which was reaffirmed in May 2025. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Facility also contains a total leverage ratio for the regulation of Restricted Payments, as defined in the credit agreement after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.00. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company must maintain a minimum hedging requirement for oil and natural gas based on our proved developed producing projected volumes for oil and natural gas on a rolling 24-month basis.
The following table summarizes the Credit Facility balances:

	June 30, 2025	December 31, 2024
	(In thousands)
Outstanding borrowings	$129,000	$115,000
Available under the borrowing base	$271,000	$285,000
Senior Notes
On April 3, 2023, the Company (as issuer) completed our issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount.
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of June 30, 2025, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest expense	$6,228	$8,409	$12,253	$17,152
Interest income	(149)	(236)	(279)	(443)
Capitalized interest	(364)	(834)	(1,055)	(1,798)
Amortization of deferred financing costs	576	680	1,144	1,351
Amortization of discount on Senior Notes	615	637	1,229	1,281
Unused commitment fees on Credit Facility	265	201	540	381
Total interest expense, net	$7,171	$8,857	$13,832	$17,924
As of June 30, 2025, and December 31, 2024, the weighted average interest rate on outstanding borrowings under the Credit Facility was 7.31% and 7.79%, respectively.
As of June 30, 2025, the Senior Notes had $6.3 million of unamortized discount and $2.5 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the six months ended June 30, 2025. As of December 31, 2024, the Senior Notes had $7.5 million of unamortized discount and $3.0 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the year ended December 31, 2024.
As of June 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement.
(11) Shareholders' Equity
Dividends
For the three months ended June 30, 2025, and 2024, the Company declared quarterly dividends on our common stock totaling approximately $8.4 million and $7.8 million, respectively. For the six months ended June 30, 2025, and 2024, the Company declared quarterly dividends on its common stock totaling approximately $16.5 million and $15.1 million, respectively.
Share-Based Compensation
The Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which authorized up to 2,337,022 shares of common stock that may be granted as awards under the A&R LTIP. In March 2025, the Company introduced performance-based restricted stock awards in addition to time-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth and the interests of its shareholders. Performance-based restricted stock awards represent 30% of total executive award value and may be earned based on the Company’s achievement of total shareholder return relative to its peer group during the applicable three-year performance period. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares (the full 200%), which assumes the highest percentage payout for the performance-based restricted stock awards. As of June 30, 2025, the A&R LTIP had 345,302 shares remaining that are available for future awards.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the six months ended June 30, 2025, under the A&R LTIP:

Amended and Restated 2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	387,915	$26.57
Granted	491,021	$30.07
Vested	(73,184)	$28.41
Forfeited	(6,311)	$27.31
Unvested at June 30, 2025	799,441	$28.54
For the three months ended June 30, 2025, and 2024, the total share-based compensation expense was $2.7 million and $3.3 million, respectively. For the six months ended June 30, 2025, and 2024, the total share-based compensation expense was $4.1 million and $5.0 million, respectively. Share-based compensation expense is included in general and administrative costs in the Company's accompanying condensed consolidated statements of operations for the restricted stock awards granted under the A&R LTIP. Approximately $19.8 million of additional share-based compensation expense will be recognized over the weighted average life of 28 months for the unvested restricted stock awards as of June 30, 2025.
At-The-Market Equity Sales Program
The Company's Equity Distribution Agreement in connection with an ATM allows the Company to offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through our agents. During the six months ended June 30, 2025, the Company did not execute any sales under the ATM program. As of June 30, 2025, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Current income tax expense:
Federal	$4,345	$6,952	$13,469	$10,529
State	493	517	1,434	886
Total current income tax expense	$4,838	$7,469	$14,903	$11,415
Deferred income tax expense:
Federal	$4,466	$2,541	$2,666	$4,054
State	400	646	374	1,019
Total deferred income tax expense	$4,866	$3,187	$3,040	$5,073
Total income tax expense	$9,704	$10,656	$17,943	$16,488

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	0.4%	0.8%	0.6%	0.7%
Share-based compensation	(0.3)%	0.1%	(0.2)%	0.1%
State income taxes, net of federal benefit	1.7%	2.1%	1.9%	2.2%
Effective income tax rate	22.8%	24.0%	23.3%	24.0%
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
On July 4, 2025, new tax legislation know as the One Big Beautiful Bill Act was signed into law. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including permanent extension of 100% bonus depreciation for certain capital expenditures and the limitation on interest expense deductions. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation is not reflected in the Company's unaudited condensed consolidated financial statements for the period ended June 30, 2025. The Company is currently evaluating the impact of this new legislation on our consolidated financial statements.
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)

Net income	$30,470	$33,548	$59,103	$52,306

Basic weighted average common shares outstanding	21,141	20,866	21,126	20,378
Restricted shares	17	221	9	161
Diluted weighted average common shares outstanding	21,158	21,087	21,135	20,539

Basic net income per share	$1.44	$1.61	$2.80	$2.57
Diluted net income per share	$1.44	$1.59	$2.80	$2.55

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted shares	779,601	363,331	787,937	423,377

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total Revenues	$85,394	$105,403	$187,851	$205,147
Less:
Lease operating expenses	18,880	16,492	37,211	33,261
Production and ad valorem taxes	6,126	7,174	12,796	14,405
Exploration costs	47	60	56	64
Depletion, depreciation, amortization and accretion	19,563	17,470	38,701	35,249
Impairment of oil and natural gas properties	1,214	—	1,214	—
Administrative Costs	6,199	6,644	13,637	11,983
Share-based compensation expense	2,685	3,281	4,054	4,973
Other segment items(1)	1,926	670	1,926	1,033
Interest expense, net of capitalized interest(2)	7,320	9,093	14,111	18,367
Interest income	(149)	(236)	(279)	(443)
(Gain) loss on derivatives, net	(18,720)	359	(12,870)	17,436
Loss from equity method investment	129	192	248	25
Income tax expense	9,704	10,656	17,943	16,488
Segment net income(3)	$30,470	$33,548	$59,103	$52,306
Total assets	$1,033,567	$1,002,957	$1,033,567	$1,002,957
Capital expenditures(4)	$27,786	$21,438	$51,786	$47,620
Equity method investment	$28,813	$20,757	$28,813	$20,757
_____________________
(1)Other segment items include transaction costs and cost of contract services - related parties.
(2)Interest expense is shown gross of, or prior to the effect of interest income.
(3)There are no reconciling items between net income presented in our accompanying condensed consolidated statements of operations and segment net income.
(4)Capital expenditures are accrual (activity-based) before acquisitions.
(15) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of June 30, 2025, or December 31, 2024. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of June 30, 2025, or December 31, 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with our primary midstream counterparty in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume during the contract term. As of June 30, 2025, approximately six years remain under this contract.
Under the A&R Tolling Agreement with RPC Power, the Company has committed to provide specified quantities of our natural gas for 10 years following the in-service date, for a fee based on a per MMBtu basis adjusted for contractual usage factors. The Company also entered into the Asset Optimization Agreement that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
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
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
Midstream Gas Purchase Agreement
On December 31, 2024, the Company signed a long-term gas purchase agreement (the "Midstream Gas Purchase Agreement") for the Company's New Mexico field with a new midstream counterparty, which includes dedicated acreage for a significant portion of the Company’s oil and gas assets in New Mexico, reimbursement by the Company of construction costs incurred by the midstream counterparty to connect to the Company’s pipeline (subject to a monetary cap of $18.7 million) and an initial 15-year term from the in-service date followed by a year-to-year continuation until terminated by either party upon 180 days written notice. In conjunction with the agreement, the Company intends to construct, own and operate low and high-pressure gathering lines and compression facilities that will connect to the new high capacity 20-inch natural gas pipeline to be constructed by the Company and designed to deliver gas volumes of up to 150 MMcf per day. In March 2025, the Company entered into a $10.9 million purchase agreement for two compressors as part of the midstream buildout plan. In June 2025, the Company entered into a $15.6 million pipe purchase agreement to further the midstream buildout plan. The remaining amounts owed for the compressors and pipe purchase agreements at June 30, 2025, was $23.8 million.
(16) Subsequent Events
Dividend Declaration
On July 8, 2025, the Board of Directors of the Company declared a cash dividend of $0.38 per share of common stock payable on August 7, 2025 to our shareholders of record at the close of business on July 24, 2025.
Silverback Acquisition
On July 1, 2025, the Company closed on the Silverback Acquisition. The Silverback Acquisition adds approximately 47,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico.
The aggregate purchase price of the Silverback Acquisition is $142 million, subject to customary purchase price adjustments pursuant to the securities purchase agreement (the "Purchase Agreement"), plus quarterly earnout payments of up to $1,875,000 per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. The Company funded the acquisition with cash on hand and borrowings under our Credit Facility. This acquisition will be accounted for as a business combination.
See Note 4 - Acquisitions of Oil and Natural Gas Properties for additional information.

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
Inflation continues to be an ongoing concern. Although inflation has moderated somewhat, inflationary pressures remain elevated, which in turn may cause our capital expenditures and operating costs to increase. During inflationary periods, interest rates have historically increased. Increased interest rates could have the effects of raising our cost of capital and the potential for depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of oil and natural gas reserves.
Silverback Acquisition
On July 1, 2025, the Company closed on the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries for an aggregate purchase price of $142 million, subject to customary purchase price adjustments. The Silverback Acquisition adds approximately 47,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico. The Company funded the acquisition with cash on hand and borrowings under our Credit Facility. See Note 4 - Acquisitions of Oil and Natural Gas Properties and Note 16 - Subsequent Events for additional information.

Results of Operations
Comparison for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues (in thousands):(1)
Oil sales	$85,921	$106,353	$184,513	$203,345
Natural gas sales	(874)	(977)	710	(294)
NGL sales	347	(33)	2,628	1,716
Oil and natural gas sales, net	$85,394	$105,343	$187,851	$204,767

Production Data, net:
Oil (MBbls)	1,382	1,342	2,788	2,631
Natural gas (MMcf)	2,213	1,608	4,441	3,239
NGLs (MBbls)	465	330	887	623
Total (MBoe)	2,216	1,940	4,415	3,794

Daily combined volumes (Boe/d)	24,352	21,319	24,392	20,846
Daily oil volumes (Bbls/d)	15,187	14,747	15,403	14,456

Average Realized Prices:(1)
Oil ($ per Bbl)	$62.17	$79.25	$66.18	$77.29
Natural gas ($ per Mcf)	$(0.39)	$(0.61)	$0.16	$(0.09)
NGLs ($ per Bbl)	$0.75	$(0.10)	$2.96	$2.75

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$66.10	$76.96	$68.55	$75.68
Natural gas ($ per Mcf)	$(0.52)	$0.16	$0.08	$0.69
NGLs ($ per Bbl)(3)	$0.75	$(0.10)	$2.96	$2.75
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues:
Oil sales, gross	$85,930	$106,365	$184,530	$203,379
Less: Gathering, processing and transportation costs	9	12	17	34
Oil sales, net	$85,921	$106,353	$184,513	$203,345

Natural gas sales, gross	$2,102	$(705)	$6,582	$1,313
Less: Gathering, processing and transportation costs	2,976	272	5,872	1,607
Natural gas sales, net	$(874)	$(977)	$710	$(294)

NGL sales, gross	$8,828	$6,788	$19,054	$13,272
Less: Gathering, processing and transportation costs	8,481	6,821	16,426	11,556
NGL sales, net	$347	$(33)	$2,628	$1,716

Oil and natural gas sales, gross	$96,860	$112,448	$210,166	$217,964
Less: Gathering, processing and transportation costs	11,466	7,105	22,315	13,197
Oil and natural gas sales, net	$85,394	$105,343	$187,851	$204,767

Three months ended June 30, 2025, compared to three months ended June 30, 2024
The Company’s total oil and natural gas revenues, net decreased by $19.9 million. The following tables summarize the effects of price and volume changes on our revenues from oil, natural gas, and NGLs:
Oil revenues
Oil revenues decreased by $20.4 million.

Oil sales, net for the three months ended June 30, 2024	$106,353
Price	(23,604)
Volume	3,172
Oil sales, net for the three months ended June 30, 2025	$85,921
Our realized oil prices decreased by $17.08, which was the result of a $17.24 decrease in the average WTI price. Daily oil volumes increased by 3% due to increased production from new wells turned to sales.
Natural gas revenues
Natural gas revenues increased by $0.1 million.

Natural gas sales, net for the three months ended June 30, 2024	$(977)
Price	480
Volume	(377)
Natural gas sales, net for the three months ended June 30, 2025	$(874)
Our realized natural gas prices increased by $0.22, which was the result of a $1.13 increase in the average Henry Hub price, partially offset by higher allocated gathering and processing costs.
NGL revenues
NGL revenues increased by $0.4 million.

NGL sales, net for the three months ended June 30, 2024	$(33)
Price	394
Volume	(14)
NGL sales, net for the three months ended June 30, 2025	$347
Our realized NGL prices increased by $0.85 due to lower allocated gathering and processing costs because of higher Permian Basin natural gas prices.

Six months ended June 30, 2025, compared to six months ended June 30, 2024
The Company’s total oil and natural gas revenues, net decreased by $16.9 million. The following tables summarize the effects of price and volume changes on our revenues from oil, natural gas, and NGLs:
Oil revenues
Oil revenues decreased by $18.8 million.

Oil sales, net for the six months ended June 30, 2024	$203,345
Price	(30,971)
Volume	12,139
Oil sales, net for the six months ended June 30, 2025	$184,513
Our realized oil prices decreased by $11.11, which was the result of a $11.57 decrease in the average WTI price. Daily oil volumes increased by 7% due to increased production from new wells turned to sales.
Natural gas revenues
Natural gas revenues increased by $1.0 million.

Natural gas sales, net for the six months ended June 30, 2024	$(294)
Price	1,111
Volume	(107)
Natural gas sales, net for the six months ended June 30, 2025	$710
Our realized natural gas prices increased by $0.25, which was the result of a $1.56 increase in the average Henry Hub price, partially offset by higher allocated gathering and processing costs.
NGL revenues
NGL revenues increased by $0.9 million.

NGL sales, net for the six months ended June 30, 2024	$1,716
Price	186
Volume	726
NGL sales, net for the six months ended June 30, 2025	$2,628
Our realized NGL prices increased by $0.21 due to lower allocated gathering and processing costs because of higher Permian Basin natural gas prices. Daily NGL volumes increased by 43% due to additional available third-party processing capacity.

Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs and Expenses:	(In thousands)
Lease operating expenses	$18,880	$16,492	$37,211	$33,261
Production and ad valorem taxes	$6,126	$7,174	$12,796	$14,405
Exploration costs	$47	$60	$56	$64
Depletion, depreciation, amortization and accretion	$19,563	$17,470	$38,701	$35,249
Impairment of oil and natural gas properties	$1,214	$—	$1,214	$—

Administrative costs	$6,199	$6,644	$13,637	$11,983
Share-based compensation	2,685	3,281	4,054	4,973
General and administrative expense	$8,884	$9,925	$17,691	$16,956

Transaction costs	$1,926	$670	$1,926	$670
Interest expense, net	$7,171	$8,857	$13,832	$17,924
(Gain) loss on derivatives, net	$(18,720)	$359	$(12,870)	$17,436
Loss from equity method investment	$129	$192	$248	$25
Income tax expense	$9,704	$10,656	$17,943	$16,488
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
The Company’s LOE increased by $2.4 million and $4.0 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to higher production volumes.
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
Production and ad valorem taxes decreased by $1.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to lower oil revenues.
Production and ad valorem taxes decreased by $1.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to lower oil revenues in addition to the reversal of a previously accrued liability related to the Environmental Protection Agency’s waste emission charge that was nullified in the first quarter of 2025.
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
DD&A expense increased by $2.1 million and $3.5 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to an increase in production volumes.
Impairments of Oil and Natural Gas Properties
During the three and six months ended June 30, 2025, the Company recognized a non-cash impairment loss on proved properties of $1.2 million which related to a decrease in fair value of certain properties in New Mexico outside of the Company's acreage in the Red Lake field. There was no impairment loss for the six months ended June 30, 2024.
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
G&A expense decreased by $1.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in share-based compensation.
G&A expense increased by $0.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in professional services associated with commercial contract negotiations, partially offset by a decrease in share-based compensation.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful commercial transactions, business combinations or unsuccessful asset acquisitions. The transaction costs of $1.9 million for the three and six months ended June 30, 2025, primarily related to the Silverback Acquisition. During the three and six months ended June 30, 2024, the transaction costs of $0.7 million primarily relate to our RPC Power joint venture.
Interest Expense, net
Interest expense, net decreased by $1.7 million and $4.1 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to higher debt balances in 2024.
Gain (Loss) on Derivatives
The Company recognizes settlements and changes in the fair value of our derivative contracts as a single component within other income (expense) in our condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's gain (loss) on derivatives, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Settlements on derivative contracts	$5,151	$(1,829)	$6,266	$(1,725)
Non-cash gain (loss) on derivatives	13,569	1,470	6,604	(15,711)
Gain (loss) on derivatives, net	$18,720	$(359)	$12,870	$(17,436)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Current income tax expense	$4,838	$7,469	$14,903	$11,415
Deferred income tax expense	4,866	3,187	3,040	5,073
Total income tax expense	$9,704	$10,656	$17,943	$16,488

Effective income tax rate	22.8%	24.0%	23.3%	24.0%
Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to sustain and grow production. The Company’s principal liquidity requirements are to finance our operations, fund capital expenditures, fund acquisitions and joint venture commitments, pay dividends and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations, borrowings under our Credit Facility and the issuance of our Senior Notes. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2024, the Company issued equity securities and used the proceeds to finance an acquisition, repay outstanding debt and for general corporate purposes. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.
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
Working Capital
Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. As of June 30, 2025, we had a working capital deficit of $37.8 million compared to a deficit of $54.6 million as of December 31, 2024. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of June 30, 2025, and December 31, 2024. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At June 30, 2025, we had cash on hand of $14.0 million and $271 million of undrawn capacity under our Credit Facility.

Cash Flows
The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$84,021	$107,766
Net cash used in investing activities	$(70,457)	$(87,656)
Net cash used in financing activities	$(12,662)	$(24,519)
Operating Activities
Net cash provided by operating activities were $84.0 million for the six months ended June 30, 2025, compared to $107.8 million for the six months ended June 30, 2024, and primarily consisted of the following:

	Six Months Ended June 30, 2025
	2025	2024
	(In thousands)
Total revenues	$187,851	$205,147
Operating expenses (1)	$(65,616)	$(60,715)
Advances from joint interest owners	$(8,813)	$(5)
Settlements on derivative contracts	$6,266	$(1,725)
Interest paid, net of capitalized interest	$(11,187)	$(16,372)
Tax liabilities paid	$(14,784)	$(10,773)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs, transaction costs and other miscellaneous operating expenses.
Oil and natural gas revenues decreased $16.9 million due to a $29.7 million decrease from lower realized prices, partially offset by a $12.8 million increase in our oil and natural gas production.
Investing Activities

Net cash flows used in investing activities were $70.5 million for the six months ended June 30, 2025, compared to $87.7 million for the six months ended June 30, 2024, and primarily consisted of the following:

	Six Months Ended June 30, 2025
	2025	2024
	(In thousands)
Additions to oil and natural gas properties	$(40,938)	$(53,926)
Additions to midstream property and equipment	$(6,294)	$—
Acquisitions of oil and natural gas properties	$(2,138)	$(18,138)
Contributions to equity method investment	$(6,250)	$(15,162)
Funds held in escrow	$(14,201)	$—
Capital expenditures for oil and natural gas properties decreased by $13.0 million due to fewer wells completed. Construction of our midstream project in New Mexico resulted in additions to midstream property and equipment. Acquisitions of oil and natural gas properties decreased due to the 2024 New Mexico Acquisition. Funds held in escrow increased due to the Silverback Acquisition, which closed on July 1, 2025.

Financing Activities
Net cash flows used in financing activities were $12.7 million for the six months ended June 30, 2025, compared to $24.5 million for the six months ended June 30, 2024, and primarily consisted of the following:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Proceeds (repayments) under credit facility, net	$14,000	$(25,000)
Proceeds (repayments) from Senior Notes	$(10,000)	$(10,000)
Payment of common share dividends	$(16,121)	$(14,707)
Proceeds from issuance of common shares, net	$—	$25,415
Proceeds under our Credit Facility increased primarily to fund the Silverback Acquisition escrow and for general working capital purposes compared to a net repayment position in 2024. The Company also received $25.4 million in net proceeds from the 2024 Equity Offering.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $400 million with outstanding borrowings of $129 million and $271 million of available borrowing capacity at June 30, 2025.
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
The Senior Notes had a principal balance of $155 million as of June 30, 2025.
See further discussion in Note 10 - Long-Term Debt for additional information.
Dividends
For the six months ended June 30, 2025, the Company recognized quarterly dividends totaling approximately $16.5 million, with $16.1 million paid in cash and $0.4 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of June 30, 2025, the Company had a remaining volume commitment of approximately six years with our primary midstream counterparty in Texas. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and the Supply Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement of $21.5 million to fund our portion of the capital budget for the RPC Power joint venture. Further, the Company entered into a 15-year gas purchase agreement (the "Midstream Gas Purchase Agreement") that required an acreage dedication to a midstream counterparty for a significant portion of our oil and gas assets in New Mexico. This agreement is expected to begin before the end of 2026. As a result of entering into the Midstream Gas Purchase Agreement, the Company is committed to spend approximately $130 million in capital expenditures through 2026 to complete the initial projects of our midstream buildout plan. The Company has incurred approximately $22 million since beginning the midstream project. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the six months ended June 30, 2025, are the same as those described in the 2024 Annual Report.

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
For the six months ended June 30, 2025, oil and natural gas sales, net was $187.9 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $18.8 million if there was a 10% change in realized pricing. As of June 30, 2025, the fair value of our oil and natural gas derivative contracts was a net asset of $10 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $34 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, under the headings "Part I, Item 1. and Item 2. Business and Properties," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1A. Risk Factors," and in "Part II, Item 1A. Risk Factors" of our subsequently filed Quarterly Reports should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those that were described in the Company's 2024 Annual Report and subsequently filed Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our common stock repurchase activity during the second quarter of 2025 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 30	10,473	$29.15	—	—
May 31	—	$—	—	—
June 30	—	$—	—	—
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
Item 5. Other Information
On June 29, 2025, Bobby Riley, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 50,000 shares of Common Stock. The expiration date for Bobby Riley's plan is August 31, 2026.
Except as noted above, during the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1
Securities Purchase Agreement dated May 3, 2025, by and between Silverback Legacy, LLC and Silverback Blocker, LLC, as Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

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

RILEY EXPLORATION PERMIAN, INC.

Date: August 6, 2025	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy