Form 10-Q
period 2025-09-30
Riley Exploration Permian, Inc.
filed 2025-11-05
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of October 31, 2025, was 21,968,906.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$16,459	$13,124
Accounts receivable, net	41,080	44,411
Prepaid expenses	2,378	1,592
Inventory	8,901	5,734
Current derivative assets	10,566	3,264
Total Current Assets	79,384	68,125
Oil and natural gas properties, net (successful efforts)	1,002,617	860,797
Other property and equipment, net	46,376	30,477
Non-current derivative assets	481	585
Equity method investment	37,294	22,811
Funds held in escrow	1,196	—
Other non-current assets, net	23,990	10,706
Total Assets	$1,191,338	$993,501
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$12,155	$13,937
Accrued liabilities	30,829	33,918
Revenue payable	52,879	34,786
Current portion of long-term debt	20,000	20,000
Other current liabilities	11,445	20,123
Total Current Liabilities	127,308	122,764
Non-current derivative liabilities	321	414
Asset retirement obligations	59,118	32,706
Long-term debt	347,042	249,494
Deferred tax liabilities	85,918	76,547
Other non-current liabilities	5,134	961
Total Liabilities	624,841	482,886
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 22,009,159 and 21,482,555 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	22	21
Additional paid-in capital	315,549	310,232
Retained earnings	250,926	200,362
Total Shareholders' Equity	566,497	510,615
Total Liabilities and Shareholders' Equity	$1,191,338	$993,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$106,852	$102,339	$294,703	$307,106
Contract services - related parties	—	—	—	380
Total Revenues	106,852	102,339	294,703	307,486
Costs and Expenses:
Lease operating expenses	26,874	18,532	64,085	51,793
Production and ad valorem taxes	8,278	7,002	21,074	21,407
Exploration costs	217	375	273	439
Depletion, depreciation, amortization and accretion	27,214	20,722	65,915	55,971
Impairment of oil and natural gas properties	—	—	1,214	—
Other impairments	—	30,158	—	30,158
General and administrative:
Administrative costs	9,922	5,879	23,559	17,862
Share-based compensation expense	2,688	1,720	6,742	6,693
Cost of contract services - related parties	—	—	—	363
Transaction costs	2,797	473	4,723	1,143
Total Costs and Expenses	77,990	84,861	187,585	185,829
Income from Operations	28,862	17,478	107,118	121,657
Other Income (Expense):
Interest expense, net	(9,606)	(8,789)	(23,438)	(26,713)
Gain on derivatives, net	1,920	24,217	14,790	6,781
Loss from equity method investment	(19)	(210)	(267)	(235)
Total Other Income (Expense)	(7,705)	15,218	(8,915)	(20,167)
Net Income from Operations before Income Taxes	21,157	32,696	98,203	101,490
Income tax expense	(4,817)	(7,033)	(22,760)	(23,521)
Net Income	$16,340	$25,663	$75,443	$77,969

Net Income per Share:
Basic	$0.77	$1.22	$3.57	$3.79
Diluted	$0.77	$1.21	$3.56	$3.76
Weighted Average Common Shares Outstanding:
Basic	21,164	20,992	21,139	20,584
Diluted	21,263	21,209	21,178	20,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, June 30, 2025	22,046	$22	$313,908	$242,951	$556,881
Share-based compensation expense	—	—	2,688	—	2,688
Repurchased shares for tax withholding	(37)	—	(1,047)	—	(1,047)
Dividends declared	—	—	—	(8,365)	(8,365)
Net income	—	—	—	16,340	16,340
Balance, September 30, 2025	22,009	$22	$315,549	$250,926	$566,497

Balance, June 30, 2024	21,560	$21	$309,341	$179,670	$489,032
Share-based compensation expense	15	—	1,720	—	1,720
Repurchased shares for tax withholding	(34)	—	(906)	—	(906)
Dividends declared	—	—	—	(8,104)	(8,104)
Net income	—	—	—	25,663	25,663
Balance, September 30, 2024	21,541	$21	$310,155	$197,229	$507,405

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Share-based compensation expense	575	1	6,741	—	6,742
Repurchased shares for tax withholding	(49)	—	(1,424)	—	(1,424)
Dividends declared	—	—	—	(24,879)	(24,879)
Net income	—	—	—	75,443	75,443
Balance, September 30, 2025	22,009	$22	$315,549	$250,926	$566,497

Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Share-based compensation expense	162	—	6,693	—	6,693
Repurchased shares for tax withholding	(41)	—	(1,064)	—	(1,064)
Issuance of common shares, net	1,015	1	25,414	—	25,415
Dividends declared	—	—	—	(23,203)	(23,203)
Net income	—	—	—	77,969	77,969
Balance, September 30, 2024	21,541	$21	$310,155	$197,229	$507,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net income	$75,443	$77,969
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	212	404
Depletion, depreciation, amortization and accretion	65,915	55,971
Impairment of oil and natural gas properties	1,214	—
Other impairments	—	30,158
Gain on derivatives, net	(14,790)	(6,781)
Settlements on derivative contracts	8,529	(910)
Amortization of deferred financing costs and discount	3,570	3,975
Share-based compensation expense	6,742	6,693
Deferred income tax expense	9,371	8,732
Loss from equity method investment	267	235
Other	(8)	—
Changes in operating assets and liabilities
Accounts receivable, net	12,075	(5,908)
Prepaid expenses	(541)	(438)
Inventory	(1,765)	(1,114)
Other non-current assets, net	(1,307)	(1,235)
Accounts payable and accrued liabilities	(5,335)	1,790
Revenue payable	3,722	2,959
Other current liabilities	(15,643)	7,396
Net Cash Provided by Operating Activities	147,671	179,896
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(55,230)	(76,372)
Additions to midstream property and equipment	(20,428)	—
Additions to other property and equipment	(1,237)	(694)
Net assets acquired in business combination	(117,827)	—
Acquisitions of oil and natural gas properties	(2,161)	(19,597)
Contributions to equity method investment	(14,750)	(16,662)
Funds held in escrow	(1,196)	—
Net Cash Used in Investing Activities	(212,829)	(113,325)
Cash Flows from Financing Activities:
Deferred financing costs	(243)	(80)
Proceeds from Credit Facility	155,000	15,000
Repayments under Credit Facility	(45,000)	(70,000)
Repayments of Senior Notes	(15,000)	(15,000)
Payment of common share dividends	(24,840)	(22,839)
Proceeds from issuance of common shares, net	—	25,415
Common stock repurchased for tax withholding	(1,424)	(1,064)
Net Cash (Used in) Provided by Financing Activities	68,493	(68,568)
Net Increase (Decrease) in Cash	3,335	(1,997)
Cash, Beginning of Period	13,124	15,319
Cash, End of Period	$16,459	$13,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$21,072	$24,709
Income taxes, net of refunds	$16,184	$16,043
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(1,842)	$(790)
Transfer of inventory to oil and natural gas properties	$2,349	$—
Revisions in asset retirement obligations	$7,724	$—
Right-of-use assets obtained in exchange for operating lease liability	$2,948	$632
Asset retirement obligations assumed in acquisitions	$19,284	$9,727
Fair value of contingent consideration transferred in business combination	$3,100	$—
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
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
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
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the new administration and other factors.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable, net is summarized below:

	September 30, 2025	December 31, 2024
	(In thousands)
Oil, natural gas and NGL sales	$35,114	$33,632
Joint interest accounts receivable	4,063	9,626
Allowance for credit losses	(365)	(62)
Other accounts receivable	2,268	1,215
Total accounts receivable, net	$41,080	$44,411
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
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	September 30, 2025	December 31, 2024
	(In thousands)
Midstream property and equipment	$26,521	$11,297
Furniture, fixtures and other	7,555	5,882
Land	16,673	16,673
	$50,749	$33,852
Accumulated depreciation and amortization	(4,373)	(3,375)
Total other property and equipment, net	$46,376	$30,477
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Deferred financing costs, net (1)	$4,238	$4,949
Right of use assets	3,422	1,398
Prepaid capital expenditures	11,372	2,124
Deposits	3,758	2,168
Other	1,200	67
Total other non-current assets, net	$23,990	$10,706
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued capital expenditures	$9,520	$10,441
Accrued lease operating expenses	7,905	7,676
Accrued general and administrative costs	8,864	8,123
Accrued inventory	117	1,709
Accrued ad valorem tax	3,899	5,396
Other accrued expenditures	524	573
Total accrued liabilities	$30,829	$33,918
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Advances from joint interest owners	$2,041	$11,278
Income taxes payable	2,438	5,233
Current ARO liabilities	4,131	2,562
Other	2,835	1,050
Total other current liabilities	$11,445	$20,123
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended September 30, 2025, and the year ended December 31, 2024, are shown below:

	September 30, 2025	December 31, 2024
	(In thousands)
ARO, beginning balance	$35,268	$23,044
Liabilities incurred	13	78
Liabilities assumed in acquisitions	19,284	9,727
Revision of estimated obligations	7,724	1,856
Liability settlements and disposals	(1,457)	(2,291)
Accretion	2,417	2,854
ARO, ending balance	$63,249	$35,268
Less: current ARO (1)	(4,131)	(2,562)
ARO, long-term	$59,118	$32,706
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales, net disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Oil and natural gas sales:
Oil sales, net	$108,051	$105,303	$292,564	$308,648
Natural gas sales, net	(721)	(1,170)	(11)	(1,464)
NGL sales, net	(478)	(1,794)	2,150	(78)
Total oil and natural gas sales, net (1)	$106,852	$102,339	$294,703	$307,106
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
On July 1, 2025, the Company completed the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries ("Silverback") which own oil and natural gas assets and operations located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico (the “Silverback Acquisition”) for approximately $123 million before final customary purchase price adjustments, which includes approximately $120 million paid in cash and approximately $3 million of estimated fair value for earnout payments.
The Silverback Acquisition qualified as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recognized at fair value as of the acquisition date. The preliminary purchase price allocation is subject to change for up to one year subsequent to the closing date of the acquisition due to final customary purchase price adjustments. The assets acquired and liabilities assumed were recognized on the condensed consolidated balance sheet at fair value as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future development, future operating costs, future cash flows and the use of weighted average cost of capital. These inputs required the use of significant judgments and estimates at the date of valuation, and use of different estimates and judgments could yield different results.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the preliminary allocation of the Silverback Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the closing date of the acquisition:

Preliminary purchase price allocation as of September 30, 2025 (in thousands):

Consideration:
Cash consideration paid to sellers upon closing	$119,684
Preliminary estimated fair value of earnout payments	3,100
Total consideration transferred	$122,784

Fair value of assets acquired:
Cash	$1,857
Accounts receivable	8,234
Prepaid expenses	313
Inventory	5,371
Current derivative assets	1,029
Oil and natural gas properties (successful efforts)	139,996
Other property and equipment	602
Other non-current assets	1,416
Amount attributable to assets acquired	$158,818

Fair value of liabilities assumed:
Accounts payable	$554
Accrued liabilities	1,825
Revenue payable	14,371
Asset retirement obligations	19,284
Amount attributable to liabilities assumed	$36,034

Net assets acquired	$122,784
Cash consideration included deposits into escrow of $14.2 million at signing and $6.9 million at closing for title defects. As of September 30, 2025, $4.6 million of the escrow was returned to the Company, $1.1 million was paid to the sellers and $1.2 million remains in escrow and is reflected as funds held in escrow in our accompanying condensed consolidated balance sheets.
The Company may potentially pay the sellers quarterly earnout payments of up to $1.875 million per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. See additional information on the fair value measurement of the earnout payments in Note 7 - Fair Value Measurements.
The Company funded the acquisition with cash on hand and borrowings under our Credit Facility. Transaction costs associated with the acquisition were approximately $2.6 million and $4.5 million for the three and nine months ended September 30, 2025, respectively.
Post-Acquisition Operating Results
The results of operations attributable to the Silverback Acquisition since the closing date of the acquisition have been included in the consolidated statements of operations and include $14.8 million of total revenues, net and $8.3 million of earnings, which represents total revenues, net less production taxes and lease operating expenses ("LOE"), for the three and nine months ended September 30, 2025.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Operating Results
The results of operations of the Silverback Acquisition have been included in the Company's condensed consolidated financial statements since the closing date of the acquisition. The following supplemental, unaudited pro forma combined financial information for the three and nine months ended September 30, 2025, and 2024, reflect the consolidated results of operations of the Company as if the Silverback Acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2024 instead of being recorded in the three and nine months ended September 30, 2025, (ii) depletion, depreciation and amortization expense and (iii) interest expense related to the financing for the Silverback Acquisition. In addition, the pro forma information has been effected for income taxes with a blended statutory rate of 25.7% for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Total revenues, net	$106,852	$118,582	$331,297	$364,335
Net income	$17,515	$26,585	$82,755	$80,730
Basic net income per common share	$0.83	$1.27	$3.91	$3.92
Diluted net income per common share	$0.82	$1.25	$3.91	$3.89
The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Silverback Acquisition been completed as of January 1, 2024, and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

New Mexico Mineral Rights Acquisition
In April 2025, the Company closed on its acquisition of undivided interests in oil, natural gas and minerals, which added approximately 175 contiguous net acres to our Red Lake field for approximately $2.1 million.
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company completed the acquisition of oil and natural gas properties in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), for a cash purchase price of approximately $19.1 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties. This acquisition was funded through a combination of proceeds from the 2024 equity issuance ("2024 Equity Offering") discussed in Note 11 - Shareholders' Equity and cash on hand.
(5) Oil and Natural Gas Properties
Oil and natural gas properties, net are summarized below:

	September 30, 2025	December 31, 2024
	(In thousands)
Proved	$1,163,919	$1,027,183
Unproved	173,439	100,974
Work-in-progress	14,625	21,318
	$1,351,983	$1,149,475
Accumulated depletion, amortization and impairment	(349,366)	(288,678)
Total oil and natural gas properties, net	$1,002,617	$860,797

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depletion and amortization expense for proved oil and natural gas properties was $24.2 million and $18.8 million, respectively, for the three months ended September 30, 2025, and 2024 and $59.5 million and $52.3 million, respectively, for the nine months ended September 30, 2025, and 2024.
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
Impairments
Impairments of Oil and Natural Gas Properties
During the second quarter of 2025, certain oil and natural gas property in New Mexico outside of the Company's acreage in the Red Lake field failed the initial step assessment, which looked at the carrying value compared to undiscounted cash flows for this property. Based on this assessment of our long-lived assets impairment test, the carrying value exceeded the estimated fair market value and we recognized a $1.2 million non-cash impairment on proved properties during the nine months ended September 30, 2025.
Other Impairments
As part of the impairment review during the third quarter 2024, the Company made the decision to discontinue its EOR Project, which was in work-in-process, in favor of redeploying the required future capital and salvaging the assets for use in its conventional vertical and horizontal development programs. As a result of this decision, the remaining fair value for the EOR Project was determined to be zero and the Company recorded a non-cash impairment charge of $28.9 million and a cash impairment charge of $1.3 million. The total $30.2 million impairment is included in other impairments in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps, costless collars and basis swaps. The following table summarizes the open financial derivative positions as of September 30, 2025, related to our future oil and natural gas production:

	2025	2026				2027
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Oil
WTI Oil Swaps
Volume (Bbl)	679,947	561,000	525,000	465,000	495,000	245,000	80,000
Weighted average price ($/Bbl)	$66.93	$62.22	$61.93	$61.30	$60.85	$61.37	$61.83

WTI Oil Collars
Volume (Bbl)	480,000	516,000	486,000	465,000	375,000	355,000	477,000
Weighted average floor price ($/Bbl)	$63.10	$59.55	$57.78	$57.05	$56.63	$57.03	$55.31
Weighted average ceiling price ($/Bbl)	$77.07	$77.16	$73.54	$72.57	$69.39	$66.19	$68.35

Natural Gas
NYMEX Natural Gas Swaps
Volume (MMBtu)	965,000	1,005,000	450,000	300,000	500,000	600,000
Weighted average price ($/MMBtu)	$3.74	$3.97	$3.64	$3.59	$4.07	$4.19

NYMEX Natural Gas Collars
Volume (MMBtu)	400,000	225,000	900,000	900,000	600,000	450,000
Weighted average floor price ($/MMBtu)	$3.30	$3.67	$3.05	$3.05	$3.43	$3.80
Weighted average ceiling price ($/MMBtu)	$4.00	$4.30	$3.74	$3.74	$4.79	$5.84

Waha Basis Swaps
Volume (MMBtu)	450,000	450,000	450,000	450,000	600,000	675,000
Weighted average price ($/MMBtu)	$(2.07)	$(2.01)	$(2.26)	$(2.26)	$(1.31)	$(0.99)
Interest Rate Contracts
In March 2024, the Company entered into a fixed-to-floating interest rate swap for the period from May 2024 to December 2024, to reduce our interest rate exposure, which resulted in a gain of approximately $1 million on a notional amount of $80 million. This gain was realized upon settlement of the contracts throughout 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the open interest rate derivative positions as of September 30, 2025:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
October 2025 - April 2026	Long	$30,000	3.18%
October 2025 - April 2026	Long	$50,000	3.04%
October 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	September 30, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$15,656	$(5,090)	$10,566
Non-current derivative assets	7,429	(6,948)	481
Current derivative liabilities	(5,090)	5,090	—
Non-current derivative liabilities	(7,269)	6,948	(321)
Total	$10,726	$—	$10,726

	December 31, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,817	$(6,553)	$3,264
Non-current derivative assets	6,661	(6,076)	585
Current derivative liabilities	(6,553)	6,553	—
Non-current derivative liabilities	(6,490)	6,076	(414)
Total	$3,435	$—	$3,435
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Settlements on derivative contracts	$2,263	$815	$8,529	$(910)
Non-cash gain (loss) on derivatives	(343)	23,402	6,261	7,691
Gain on derivatives, net	$1,920	$24,217	$14,790	$6,781
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
The carrying values of financial instruments comprising cash, payables, receivables and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the Silverback Acquisition and 2024 New Mexico Asset Acquisition in addition to the fair value of assets and liabilities when considered for impairment are considered Level 3 measurements.
Assets and Liabilities Measured on a Recurring Basis
The fair values of commodity derivatives and interest rate swaps are estimated using discounted cash flow calculations based on forward curves and are classified as Level 2 within the fair value hierarchy. The following table summarizes these instruments that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$22,867	$—	$22,867
Interest rate assets	$—	$218	$—	$218
Financial liabilities:
Commodity derivative liabilities	$—	$(12,164)	$—	$(12,164)
Interest rate liabilities	$—	$(195)	$—	$(195)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$15,301	$—	$15,301
Interest rate assets	$—	$1,177	$—	$1,177
Financial liabilities:
Commodity derivative liabilities	$—	$(13,043)	$—	$(13,043)
Earnout Payments
The earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model that incorporated forward strip pricing as of September 30, 2025. The valuation process involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices. The average expected value from the simulations was then discounted using the Company's cost of debt. The fair value of the earnout payments is considered a Level 3 measurement due to the unobservable inputs including volatility and the discount rate, as well as the detailed modeling required to estimate fair value. See Note 4 - Acquisitions of Oil and Natural Gas Properties for additional information on the earnout payments.

September 30, 2025
Fair Value
(In thousands)
Earnout Payments (Level 3)	$3,100
As of September 30, 2025, $0.7 million is accrued in other current liabilities and $2.4 million is accrued in other long-term liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$225,000	$225,000	$115,000	$115,000
Senior Notes (Level 2)(1)	$142,042	$152,826	$154,494	$172,864
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
(8) Equity Method Investment
RPC Power
RPC Power LLC ("RPC Power") is our power-focused joint venture with Conduit Power LLC, in which we have 50% ownership. The Company is involved in two current projects with RPC Power.
The first project provides a portion of our electric power needs for our field operation in our Champions field. This project consists of two sites located within the Company's operating area, each having a 10MW nameplate capacity facility. The power generated and delivered by RPC Power is consumed by operating activities and not sold to the electric grid.
The second project is intended to provide power for the sale into ERCOT, the primary electric grid of Texas, with none of the generation consumed by Riley Permian. This project consists of four sites located outside of the Company's operating area, but in the west Texas region, each having a 10 MW nameplate capacity facility. These facilities have planned in-service dates throughout 2026.
As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of September 30, 2025, the Company had invested $38.5 million in the joint venture, comprised of $36.2 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by our share of income in the joint venture. The Company had a remaining commitment to invest up to an additional $13.0 million, if required, to fund our portion of the capital budget for the RPC Power joint venture.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Equity method investment, beginning balance	$28,813	$20,757	$22,811	$5,620
Contributions	8,500	1,500	14,750	16,662
Loss from equity method investment	(19)	(210)	(267)	(235)
Equity method investment, ending balance	$37,294	$22,047	$37,294	$22,047

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Transactions with Related Parties
RPC Power
In January 2023, the Company entered into a 10-year agreement with RPC Power, which provides for the conversion of specified quantities of the Company’s produced natural gas to electricity to power a portion of our oilfield operations in our Champions field ("Tolling Agreement"). The Tolling Agreement was amended and restated in June 2024 ("A&R Tolling Agreement") primarily to reflect the new in-service date of September 2024. The Company also entered into a 10-year agreement (“Asset Optimization Agreement”) in January 2023 that requires RPC Power to provide operational expertise on the implementation and management of the power generating assets subject to the A&R Tolling Agreement for a monthly fee of $20 thousand.
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
The Company incurred LOE from RPC Power of approximately $2.0 million and $1.3 million for the three months ended September 30, 2025, and 2024, respectively, and approximately $5.7 million and $2.4 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, and December 31, 2024, the Company had approximately $0.6 million and $1.2 million accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets.
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
The following table presents revenues from and related cost for contract services for related parties:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In thousands)
Combo	$—	$100
REG	—	280
Contract services - related parties	$—	$380

Cost of contract services - related parties	$—	$363

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company had no revenues from or related cost for contract services for related parties as of the three and nine months ended September 30, 2025, and no amounts payable or receivable to Combo or REG at September 30, 2025, and December 31, 2024.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $0.6 million and $0.3 million for the three months ended September 30, 2025, and 2024, respectively, and approximately $1.3 million and $1.1 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, and December 31, 2024, the Company had approximately $1.0 million and $0.3 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	September 30, 2025	December 31, 2024
	(In thousands)
Credit Facility	$225,000	$115,000
Senior Notes
Principal	$150,000	$165,000
Less: Unamortized discount(1)	5,704	7,547
Less: Unamortized deferred financing costs(1)	2,254	2,959
Total Senior Notes	$142,042	$154,494

Total debt	$367,042	$269,494
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$347,042	$249,494
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of September 30, 2025, and December 31, 2024, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of September 30, 2025, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $400 million. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increased the borrowing base from $375 million to $400 million, which was reaffirmed in May 2025. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
requirement for oil and natural gas based on our proved developed producing projected volumes for oil and natural gas on a rolling 24-month basis.
The following table summarizes the Credit Facility balances:

	September 30, 2025	December 31, 2024
	(In thousands)
Outstanding borrowings	$225,000	$115,000
Available under the borrowing base	$175,000	$285,000
Senior Notes
On April 3, 2023, the Company (as issuer) completed our issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount.
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of September 30, 2025, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest expense	$8,669	$7,597	$20,922	$24,749
Interest income	(198)	(229)	(477)	(672)
Capitalized interest	(260)	(140)	(1,315)	(1,938)
Amortization of deferred financing costs	582	690	1,726	2,041
Amortization of discount on Senior Notes	615	653	1,844	1,934
Unused commitment fees on Credit Facility	198	218	738	599
Total interest expense, net	$9,606	$8,789	$23,438	$26,713
As of September 30, 2025, and December 31, 2024, the weighted average interest rate on outstanding borrowings under the Credit Facility was 7.58% and 7.79%, respectively.
As of September 30, 2025, the Senior Notes had $5.7 million of unamortized discount and $2.3 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the nine months ended September 30, 2025. As of December 31, 2024, the Senior Notes had $7.5 million of unamortized discount and $3.0 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.38% during the year ended December 31, 2024.
As of September 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement.
(11) Shareholders' Equity
Dividends
For the three months ended September 30, 2025, and 2024, the Company declared quarterly dividends on our common stock totaling approximately $8.4 million and $8.1 million, respectively. For the nine months ended September 30, 2025, and 2024, the Company declared quarterly dividends on its common stock totaling approximately $24.9 million and $23.2 million, respectively.
Share-Based Compensation
The Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which authorized up to 2,337,022 shares of common stock that may be granted as awards under the A&R LTIP. In March 2025, the Company introduced performance-based restricted stock awards in addition to time-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth and the interests of its shareholders. Performance-based restricted stock awards represent 30% of total executive award value and may be earned based on the Company’s achievement of total shareholder return relative to its peer group during the applicable three-year performance period. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares (the full 200%), which assumes the highest percentage payout for the performance-based restricted stock awards. As of September 30, 2025, the A&R LTIP had 345,302 shares remaining that are available for future awards.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the nine months ended September 30, 2025, under the A&R LTIP:

Amended and Restated 2021 Long-Term Incentive Plan
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	387,915	$26.57
Granted	478,390	$30.06
Vested	(151,373)	$23.18
Forfeited	(6,311)	$27.31
Unvested at September 30, 2025	708,621	$29.64
For the three months ended September 30, 2025, and 2024, the total share-based compensation expense was $2.7 million and $1.7 million, respectively. For the nine months ended September 30, 2025, and 2024, the total share-based compensation expense was $6.7 million. Share-based compensation expense is included in general and administrative costs in the Company's accompanying condensed consolidated statements of operations for the restricted stock awards granted under the A&R LTIP. Approximately $17.1 million of additional share-based compensation expense is expected to be recognized over the weighted average life of 26 months for the unvested restricted stock awards as of September 30, 2025.
At-The-Market Equity Sales Program
The Company's Equity Distribution Agreement in connection with an ATM allows the Company to offer and sell from time to time up to an aggregate $50 million in shares of the Company's common stock through our agents. During the nine months ended September 30, 2025, the Company did not execute any sales under the ATM program. As of September 30, 2025, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Current income tax (benefit) expense:
Federal	$(1,750)	$3,091	$11,719	$13,620
State	236	283	1,670	1,169
Total current income tax (benefit) expense	$(1,514)	$3,374	$13,389	$14,789
Deferred income tax expense:
Federal	$5,207	$3,034	$7,873	$7,088
State	1,124	625	1,498	1,644
Total deferred income tax expense	$6,331	$3,659	$9,371	$8,732
Total income tax expense	$4,817	$7,033	$22,760	$23,521

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Nondeductible compensation	1.5%	(0.6)%	0.8%	0.3%
Share-based compensation	0.2%	(1.1)%	(0.1)%	(0.3)%
State income taxes, net of federal benefit	5.1%	2.2%	2.5%	2.2%
Tax Credit	(3.0)%	—%	(0.6)%	—%
Other	(4.3)%	—%	(0.9)%	—%
Effective income tax rate	20.5%	21.5%	22.7%	23.2%
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
On July 4, 2025, new tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including permanent extension of 100% bonus depreciation for certain capital expenditures and the limitation on interest expense deductions. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation is reflected in the Company's unaudited condensed consolidated financial statements as of September 30, 2025. The enactment of the OBBBA resulted in a $4.9 million reduction in our current income tax expense, with an offsetting increase in deferred income tax expense for the three and nine months ended September 30, 2025.
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)

Net income	$16,340	$25,663	$75,443	$77,969

Basic weighted average common shares outstanding	21,164	20,992	21,139	20,584
Restricted shares	99	217	39	180
Diluted weighted average common shares outstanding	21,263	21,209	21,178	20,764

Basic net income per share	$0.77	$1.22	$3.57	$3.79
Diluted net income per share	$0.77	$1.21	$3.56	$3.76

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Restricted shares	674	365	735	402

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
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total Revenues	$106,852	$102,339	$294,703	$307,486
Less:
Lease operating expenses	26,874	18,532	64,085	51,793
Production and ad valorem taxes	8,278	7,002	21,074	21,407
Exploration costs	217	375	273	439
Depletion, depreciation, amortization and accretion	27,214	20,722	65,915	55,971
Impairment of oil and natural gas properties	—	—	1,214	—
Other impairments	—	30,158	—	30,158
Administrative Costs	9,922	5,879	23,559	17,862
Share-based compensation expense	2,688	1,720	6,742	6,693
Other segment items(1)	2,797	473	4,723	1,506
Interest expense, net of capitalized interest(2)	9,804	9,018	23,915	27,385
Interest income	(198)	(229)	(477)	(672)
Gain on derivatives, net	(1,920)	(24,217)	(14,790)	(6,781)
Loss from equity method investment	19	210	267	235
Income tax expense	4,817	7,033	22,760	23,521
Segment net income(3)	$16,340	$25,663	$75,443	$77,969
Total assets	$1,191,338	$997,875	$1,191,338	$997,875
Capital expenditures(4)	$18,019	$30,018	$69,805	$77,638
Equity method investment	$37,294	$22,047	$37,294	$22,047
_____________________
(1)Other segment items include transaction costs and cost of contract services - related parties.
(2)Interest expense is shown gross of or prior to the effect of interest income.
(3)There are no reconciling items between net income presented in our accompanying condensed consolidated statements of operations and segment net income.
(4)Capital expenditures are accrual (activity-based) before acquisitions.
(15) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of September 30, 2025, or December 31, 2024. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of September 30, 2025, or December 31, 2024.
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with our primary midstream counterparty in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume during the contract term. As of September 30, 2025, approximately six years remain under this contract.
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
Under the A&R LLC Agreement with RPC Power, the Company agreed to make additional capital contributions to fund its portion of the capital budget for RPC Power. The Company's remaining commitment, if required, is $13.0 million.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
Midstream Gas Purchase Agreement
On December 31, 2024, the Company signed a long-term gas purchase agreement (the "Midstream Gas Purchase Agreement") for the Company's New Mexico field with a new midstream counterparty, which includes dedicated acreage for a significant portion of the Company’s oil and gas assets in New Mexico, reimbursement by the Company of construction costs incurred by the midstream counterparty to connect to the Company’s pipeline (subject to a monetary cap of $18.7 million) and an initial 15-year term from the in-service date followed by a year-to-year continuation until terminated by either party upon 180 days written notice. In conjunction with the agreement, the Company intends to construct, own and operate low and high-pressure gathering lines and compression facilities that will connect to the new high capacity 20-inch natural gas pipeline to be constructed by the Company and designed to deliver gas volumes of up to 150 MMcf per day. In March 2025, the Company entered into a $10.9 million purchase agreement for two compressors as part of the midstream buildout plan. In June 2025, the Company entered into a $15.6 million pipe purchase agreement to further the midstream buildout plan. In August 2025, the Company entered into a $17.2 million purchase agreement for an additional three compressors. The remaining amounts owed for the compressors and pipe purchase agreements at September 30, 2025, was $33.4 million.
(16) Subsequent Events
Dividend Declaration
On October 7, 2025, the Board of Directors of the Company declared a cash dividend of $0.40 per share of common stock payable on November 6, 2025 to our shareholders of record at the close of business on October 21, 2025.

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
Inflation continues to be an ongoing concern. Although inflation has moderated from highs experienced during 2021, inflationary pressures remain elevated or uncertain, which in turn may cause our capital expenditures and operating costs to increase. During inflationary periods, interest rates have historically increased. Increased interest rates could have the effects of raising our cost of capital and the potential for depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business.
The Company cannot estimate the length or gravity of the future impact these events will have on the Company's results of operations, financial position, liquidity and the value of oil and natural gas reserves.
Silverback Acquisition
On July 1, 2025, the Company closed on the acquisition of 100% of the ownership interests of Silverback. The Silverback Acquisition added approximately 47,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico. The Company funded the acquisition with cash on hand and borrowings under our Credit Facility. See Note 4 - Acquisitions of Oil and Natural Gas Properties.

Results of Operations
Comparison for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (in thousands):(1)
Oil sales, net	$108,051	$105,303	$292,564	$308,648
Natural gas sales, net	(721)	(1,170)	(11)	(1,464)
NGL sales, net	(478)	(1,794)	2,150	(78)
Oil and natural gas sales, net	$106,852	$102,339	$294,703	$307,106

Production Data, net:
Oil (MBbls)	1,690	1,424	4,478	4,055
Natural gas (MMcf)	3,380	1,940	7,821	5,179
NGLs (MBbls)	722	408	1,609	1,031
Total (MBoe)	2,975	2,155	7,391	5,949

Daily combined volumes (Boe/d)	32,337	23,424	27,073	21,712
Daily oil volumes (Bbls/d)	18,370	15,478	16,403	14,799

Average Realized Prices:(1)
Oil ($ per Bbl)	$63.94	$73.95	$65.33	$76.12
Natural gas ($ per Mcf)	$(0.21)	$(0.60)	$0.00	$(0.28)
NGLs ($ per Bbl)	$(0.66)	$(4.40)	$1.34	$(0.08)

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$65.17	$73.84	$67.28	$75.03
Natural gas ($ per Mcf)	$(0.16)	$(0.10)	$(0.02)	$0.39
NGLs ($ per Bbl)(3)	$(0.66)	$(4.40)	$1.34	$(0.08)
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

Oil and Natural Gas Revenues
Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Realized prices and revenues from product sales are a function of the volumes produced, product quality, market prices, gas Btu content, as well as gathering, processing and transportation costs. Gathering, processing and transportation costs ("GP&T costs") are allocated across natural gas and NGLs based on revenue, which leads to heightened fluctuations in such cost allocations across periods. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in the volume of production sold or changes in commodity prices. The following table presents the Company's oil and natural gas sales prior to and net of GP&T costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Oil sales, gross	$108,069	$105,309	$292,599	$308,688
Less: GP&T costs	(18)	(6)	(35)	(40)
Oil sales, net	$108,051	$105,303	$292,564	$308,648

Natural gas sales, gross	$2,967	$(980)	$9,549	$333
Less: GP&T costs	(3,688)	(190)	(9,560)	(1,797)
Natural gas sales, net	$(721)	$(1,170)	$(11)	$(1,464)

NGL sales, gross	$12,382	$7,747	$31,436	$21,019
Less: GP&T costs	(12,860)	(9,541)	(29,286)	(21,097)
NGL sales, net	$(478)	$(1,794)	$2,150	$(78)

Oil and natural gas sales, gross	$123,418	$112,076	$333,584	$330,040
Less: GP&T costs	(16,566)	(9,737)	(38,881)	(22,934)
Oil and natural gas sales, net	$106,852	$102,339	$294,703	$307,106

Three months ended September 30, 2025, compared to three months ended September 30, 2024
The Company’s total oil and natural gas revenues, net increased by $4.5 million. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs (in thousands):
Oil revenues
Oil revenues increased by $2.7 million.

Oil sales, net for the three months ended September 30, 2024	$105,303
Price	(16,911)
Volume	19,671
GP&T costs	(12)
Oil sales, net for the three months ended September 30, 2025	$108,051
Our realized oil prices decreased by $10.01, which was the result of a $10.65 decrease in the average WTI price. Average daily oil volumes increased by 19%, primarily due to increased production in our Red Lake field from an increase in wells turned to sales and the contribution of the Silverback Acquisition.
Natural gas revenues
Natural gas revenues increased by $0.4 million.

Natural gas sales, net for the three months ended September 30, 2024	$(1,170)
Price	4,674
Volume	(727)
GP&T costs	(3,498)
Natural gas sales, net for the three months ended September 30, 2025	$(721)
Our realized natural gas prices before GP&T costs increased by $0.37, which was the result of a $0.92 increase in the average Henry Hub price, partially offset by higher allocated GP&T costs due to increased volumes.
NGL revenues
NGL revenues increased by $1.3 million.

NGL sales, net for the three months ended September 30, 2024	$(1,794)
Price	(1,327)
Volume	5,962
GP&T costs	(3,319)
NGL sales, net for the three months ended September 30, 2025	$(478)
Our realized NGL prices before GP&T costs decreased by $1.84, which was the result of a $10.65 decrease in the average WTI price. Our realized NGL prices after GP&T costs increased by $3.74 due to higher Permian Basin natural gas prices, partially offset by higher allocated GP&T costs due to increased volumes.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024
The Company’s total oil and natural gas revenues, net decreased by $12.4 million. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs (in thousands):
Oil revenues
Oil revenues decreased by $16.1 million.

Oil sales, net for the nine months ended September 30, 2024	$308,648
Price	(48,290)
Volume	32,201
GP&T costs	5
Oil sales, net for the nine months ended September 30, 2025	$292,564
Our realized oil prices decreased by $10.79, which was the result of a $11.27 decrease in the average WTI price. Daily oil volumes increased by 11%, primarily due to increased production in our Red Lake field from an increase in wells turned to sales and the contribution of the Silverback Acquisition.
Natural gas revenues
Natural gas revenues increased by $1.5 million.

Natural gas sales, net for the nine months ended September 30, 2024	$(1,464)
Price	9,046
Volume	170
GP&T costs	(7,763)
Natural gas sales, net for the nine months ended September 30, 2025	$(11)
Our realized natural gas prices before GP&T costs increased $1.29, which was the result of a $1.34 increase in the average Henry Hub price, partially offset by higher allocated GP&T costs due to increased volumes.
NGL revenues
NGL revenues increased by $2.2 million.

NGL sales, net for the nine months ended September 30, 2024	$(78)
Price	(1,367)
Volume	11,784
GP&T costs	(8,189)
NGL sales, net for the nine months ended September 30, 2025	$2,150
Our realized NGL prices before GP&T costs decreased by $0.85, which was the result of a $11.27 decrease in the average WTI price. Our realized NGL prices after GP&T costs increased by $1.42 due to higher Permian Basin natural gas prices, partially offset by higher allocated GP&T costs due to increased volumes.

Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs and Expenses:	(In thousands)
Lease operating expenses	$26,874	$18,532	$64,085	$51,793
Production and ad valorem taxes	$8,278	$7,002	$21,074	$21,407
Exploration costs	$217	$375	$273	$439
Depletion, depreciation, amortization and accretion	$27,214	$20,722	$65,915	$55,971
Impairment of oil and natural gas properties	$—	$—	$1,214	$—
Other impairments	$—	$30,158	$—	$30,158

Administrative costs	$9,922	$5,879	$23,559	$17,862
Share-based compensation	2,688	1,720	6,742	6,693
General and administrative expense	$12,610	$7,599	$30,301	$24,555

Transaction costs	$2,797	$473	$4,723	$1,143
Interest expense, net	$9,606	$8,789	$23,438	$26,713
Gain on derivatives, net	$(1,920)	$(24,217)	$(14,790)	$(6,781)
Loss from equity method investment	$19	$210	$267	$235
Income tax expense	$4,817	$7,033	$22,760	$23,521
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
The Company’s LOE increased by $8.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to a $4.0 million increase due to Silverback production, a $2.1 million increase due to higher production in our historical Red Lake field, and a $2.0 million increase in workovers.
The Company’s LOE increased by $12.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to a $4.0 million increase due to Silverback production and a $5.5 million increase due to higher production in our historical Red Lake field, and a $1.4 million increase in workovers.
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
Production and ad valorem taxes increased by $1.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to higher revenues across all commodities, as well as a higher percentage of volumes produced in New Mexico, which has a higher tax rate than Texas.

Production and ad valorem taxes decreased by $0.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower oil revenues in addition to the reversal of a previously accrued liability related to the Environmental Protection Agency’s waste emission charge that was nullified in the first quarter of 2025, partially offset by higher natural gas and NGL revenues.
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
DD&A expense increased by $6.5 million and $9.9 million for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to higher production volumes in our Red Lake field and the Silverback Acquisition.
Impairments
Impairments of Oil and Natural Gas Properties

There was no impairment loss during the three months ended September 30, 2025, while the Company recognized a non-cash impairment loss for the nine months ended September 30, 2025, on proved properties of $1.2 million which related to a decrease in fair value of certain properties in New Mexico outside of the Company's acreage in the Red Lake field. There was no impairment loss during the nine months ended September 30, 2024.
Other Impairments
The Company recognized an impairment charge of $30.2 million for the three and nine months ended September 30, 2024, which consisted of a non-cash impairment charge of $28.9 million and a cash impairment charge of $1.3 million. The impairment charge related to the discontinuation of the Company's EOR project.
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
G&A expense increased by $5.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to Silverback integration costs, increased headcount, and an increase in incentive compensation accruals.
G&A expense increased by $5.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to Silverback integration costs, increased headcount, and an increase in professional services.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful commercial transactions, business combinations or unsuccessful asset acquisitions. The transaction costs of $2.8 million and $4.7 million for the three and nine months ended September 30, 2025, are primarily related to the Silverback Acquisition. During the three and nine months ended September 30, 2024, the transaction costs of $0.5 million and $1.1 million relate to our RPC Power joint venture and unsuccessful transactions the Company decided not to pursue further.

Interest Expense, net
Interest expense, net increased by $0.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a higher principal balance under the Credit Facility from the Silverback Acquisition, partially offset by slightly lower interest rates.
Interest expense, net decreased by $3.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower principal balances on the Credit Facility during the first half of the year and on the Senior Notes for the nine months ended September 30, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Settlements on derivative contracts	$2,263	$815	$8,529	$(910)
Non-cash gain (loss) on derivatives	(343)	23,402	6,261	7,691
Gain on derivatives, net	$1,920	$24,217	$14,790	$6,781
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Current income tax (benefit) expense	$(1,514)	$3,374	$13,389	$14,789
Deferred income tax expense	6,331	3,659	9,371	8,732
Total income tax expense	$4,817	$7,033	$22,760	$23,521

Effective income tax rate	20.5%	21.5%	22.7%	23.2%
The decrease in our effective income tax rate for the three and nine months ended September 30, 2025, was primarily due to the federal marginal well tax credit, partially offset by the Silverback Acquisition increasing our taxable income in New Mexico. The decrease in our current income tax expense for the three and nine months ended September 30, 2025, was primarily due to the enactment of the OBBBA.
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
Working Capital
Working capital represents the funds available to meet day-to-day operational needs and is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. As of September 30, 2025, we had a working capital deficit of $47.9 million compared to a deficit of $54.6 million as of December 31, 2024. The current portion of our Senior Notes, which includes our regularly scheduled principal payments of $5 million per quarter, accounts for $20 million of our working capital deficit as of September 30, 2025, and December 31, 2024. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At September 30, 2025, we had cash on hand of $16.5 million and $175 million of undrawn capacity under our Credit Facility.
Cash Flows
The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$147,671	$179,896
Net cash used in investing activities	$(212,829)	$(113,325)
Net cash provided by (used in) financing activities	$68,493	$(68,568)
Operating Activities
Net cash provided by operating activities were $147.7 million for the nine months ended September 30, 2025, compared to $179.9 million for the nine months ended September 30, 2024, and primarily consisted of the following:

	Nine Months Ended September 30, 2025
	2025	2024
	(In thousands)
Total revenues	$294,703	$307,486
Operating expenses (1)	$(113,487)	$(92,603)
Advances from joint interest owners	$(9,237)	8,065
Settlements on derivative contracts	$8,529	$(910)
Interest paid, net of capitalized interest	$(21,072)	$(24,709)
Tax liabilities paid	$(16,184)	$(16,043)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs, transaction costs and other miscellaneous operating expenses.

The decrease in net cash provided by operating activities was due to lower revenues and higher operating expenses. Operating expenses increased due to higher production volumes but lower realized prices more than offset the benefits from these higher volumes.
Investing Activities

Net cash flows used in investing activities were $212.8 million for the nine months ended September 30, 2025, compared to $113.3 million for the nine months ended September 30, 2024, and primarily consisted of the following:

	Nine Months Ended September 30, 2025
	2025	2024
	(In thousands)
Additions to oil and natural gas properties	$(55,230)	$(76,372)
Additions to midstream property and equipment	$(20,428)	$—
Net assets acquired in business combination	$(117,827)	$—
Acquisitions of oil and natural gas properties	$(2,161)	$(19,597)
Contributions to equity method investment	$(14,750)	$(16,662)
Capital expenditures for oil and natural gas properties decreased by $21.1 million due to fewer wells completed. Construction of our midstream project in New Mexico resulted in additions to midstream property and equipment. Net assets acquired in business combinations increased due to the Silverback Acquisition, which closed on July 1, 2025. Acquisitions of oil and natural gas properties decreased due to completing only a small mineral rights acquisition in the current year versus the 2024 New Mexico Acquisition.
Financing Activities
Net cash flows provided by financing activities were $68.5 million for the nine months ended September 30, 2025, compared to net cash flows used in financing activities of $68.6 million for the nine months ended September 30, 2024, and primarily consisted of the following:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Proceeds (repayments) under credit facility, net	$110,000	$(55,000)
Proceeds (repayments) from Senior Notes	$(15,000)	$(15,000)
Payment of common share dividends	$(24,840)	$(22,839)
Proceeds from issuance of common shares, net	$—	$25,415
Proceeds under our Credit Facility increased primarily to fund the Silverback Acquisition and for general working capital purposes compared to a net repayment position in 2024. The increase was partially of offset by the net proceeds from the 2024 Equity Offering.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $400 million with outstanding borrowings of $225 million and $175 million of available borrowing capacity at September 30, 2025.
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
The Senior Notes had a principal balance of $150 million as of September 30, 2025.
See further discussion in Note 10 - Long-Term Debt for additional information.

Dividends
For the nine months ended September 30, 2025, the Company recognized quarterly dividends totaling approximately $24.9 million, with $24.8 million paid in cash and $0.1 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of September 30, 2025, the Company had a remaining volume commitment of approximately six years with our primary midstream counterparty in Texas. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and the Supply Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement of $13.0 million to fund our portion of the capital budget for the RPC Power joint venture. Further, the Company entered into a 15-year gas purchase agreement that required an acreage dedication to a midstream counterparty for a significant portion of our oil and gas assets in New Mexico. This agreement is expected to begin before the end of 2026. As a result of entering into the Midstream Gas Purchase Agreement, the Company is committed to spend approximately $130 million in capital expenditures through 2026 to complete the initial projects of our midstream buildout plan. The Company has incurred approximately $26.5 million since beginning the midstream project. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the nine months ended September 30, 2025, are the same as those described in the 2024 Annual Report.

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
For the nine months ended September 30, 2025, oil and natural gas sales, net was $294.7 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $29.5 million if there was a 10% change in realized pricing. As of September 30, 2025, the fair value of our oil and natural gas derivative contracts was a net asset of $11 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $33 million.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Total Number of Shares Purchased below reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase. Our common stock repurchase activity during the third quarter of 2025 was as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 31	3,249	$26.11	—	—
August 31	115	$25.98	—	—
September 30	33,085	$28.92	—	—
Item 5. Other Information
On June 29, 2025, Bobby Riley, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 50,000 shares of Common Stock. The expiration date for Bobby Riley's plan is August 31, 2026.
On July 12, 2025, Corey Riley, our Chief Information and Compliance Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 14,000 shares of Common Stock. The expiration date for Corey Riley's plan is November 30, 2026.
Except as noted above, during the quarter or year ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

RILEY EXPLORATION PERMIAN, INC.

Date: November 5, 2025	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy