Form 10-K
period 2025-12-31
Riley Exploration Permian, Inc.
filed 2026-03-04
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-01(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Aggregate market value of the voting common equity held by non-affiliates of registrant as of June 30, 2025 was approximately $258.7 million.
The total number of shares of common stock, par value $0.001 per share, outstanding as of March 2, 2026 was 21,567,428.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K ("Annual Report"), to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBoe	One million Boe
MMBtu	One million British thermal units
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
BLM	Bureau of Land Management
Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
CWA	Clean Water Act
DD&A	Depreciation, depletion and amortization
EOR	Enhanced Oil Recovery
EPA	Environmental Protection Agency
ESG	Environmental, social, and governance
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gas
GP&T costs	Gathering, processing and transportation costs
NGA	Natural Gas Act of 1938
NGL	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NMOCD	New Mexico Oil Conservation Division
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
OPEC+	Organization of the Petroleum Exporting Countries ("OPEC") members and non-OPEC allies
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	The Company's unsecured 10.5% senior notes due April 2028
SWD	Saltwater Disposal Well
WTI	West Texas Intermediate

Terms and Definitions.
Developed oil and natural gas reserves	Developed oil and natural gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development project	A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Economically producible	The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and natural gas producing activities. The terminal point is generally regarded as the outlet valve on the lease or field storage tank.
Exploratory well	A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play	A geographic area with hydrocarbon potential.
Proved oil and natural gas reserves	Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.
Proved undeveloped reserves	Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
PV-10	The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of the applicable company on a comparable basis to other companies and from period to period.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reserve additions	Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery, and other additions and purchases of reserves in-place.
Reserve life	A measure of the productive life of an oil or natural gas property or a group of properties, expressed in years.
Royalty interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Standardized measure	The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and natural gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves and deducting the estimated future costs to be incurred in developing, producing, and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and natural gas reserves.
Working interest	An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas from the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

PART I
Items 1 and 2. Business and Properties
Overview
Riley Permian is a growth-oriented, independent oil and natural gas company focused on horizontal drilling of conventional oil-saturated and liquids-rich formations in the Permian Basin that produce long-term cash flows. The majority of our acreage is located in Yoakum County, Texas and Eddy County, New Mexico.
Our strategic business objectives include enhancing the rate of return on our invested capital, generating sustainable free cash flow, maintaining a strong and flexible balance sheet and maximizing our returns to shareholders. We implement this strategy primarily through identification and capture of attractive development opportunities, optimization of our assets and pursuing complementary growth opportunities that increase our scale and meet our strategic and financial objectives.
Acquisitions and Divestitures
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
On May 7, 2024, the Company completed an acquisition of oil and natural gas properties in the Yeso trend of the Permian Basin in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which added 13,900 contiguous net acres to the Company's existing acreage in Eddy County, New Mexico.
On July 1, 2025, the Company completed the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries ("Silverback") which own oil and natural gas assets and operations located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico (“Silverback Acquisition”). The acquisition added approximately 40,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico.
On November 21, 2025, the Company sold its interest in oil and natural gas properties in Texas outside of the Company's core acreage in the Champions field ("Viking Sale") to an affiliate of Combo Resources, LLC ("Combo"). The properties consisted of six established units in Lee and Fayette Counties, Texas, which were jointly developed by the Company and Combo. In exchange for the Company's interest in these assets, we received and subsequently retired 250,000 shares of the Company's common stock.
On December 3, 2025, the Company sold all of our membership interests in Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that holds certain midstream infrastructure projects in Eddy County, New Mexico, to Targa Northern Delaware LLC ("Targa") for an aggregate cash purchase price of approximately $111 million, subject to customary purchase price adjustments (the “Midstream Sale”). The Midstream Sale also provided for the subsequent sale by the Company of certain compressor station assets for an aggregate cash purchase price of approximately $10 million plus reimbursement of $1.4 million of capital improvements; this second transaction closed on December 24, 2025. The Company also has the right to earn up to an additional $60 million in cash payments contingent upon achieving certain volumetric performance thresholds over a five-year period. As part of the Midstream Sale, the Company amended its long-term gas purchase agreement ("A&R Gas Purchase Agreement") for our New Mexico field with Targa, which includes dedicated acreage and a minimum volume commitment for a significant portion of the Company’s natural gas production in New Mexico, with an initial 15-year term from the in-service date, which is expected to commence before the end of 2026. Currently, we transport all of our crude oil, natural gas and NGLs in New Mexico to a few other purchasers.
See Note 4 - Acquisitions and Divestitures in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of the 2023 New Mexico Acquisition, the 2024 New Mexico Asset Acquisition, the Silverback Acquisition (the "New Mexico Acquisitions"), the Viking Sale and the Midstream Sale.
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
Our acreage is primarily located on large contiguous blocks in Yoakum County, Texas, which represents our Champions field and in Eddy County, New Mexico, which represents our Red Lake field acquired in the New Mexico Acquisitions. Our acreage in Yoakum County is adjacent to legacy Permian Basin San Andres fields, including the Wasson and Brahaney fields, where conventional development commenced in the 1930s. Horizontal San Andres wells drilled to date by the Company and offset operators have delineated our acreage in the area. In Eddy County, New Mexico, our acreage is adjacent to legacy Permian Basin Abo, Yeso, and San Andres fields, including the Red Lake and Loco Hills fields, which have been producing from vertical wells since the 1950s and from horizontal development since 2007. Based on the proximity of this acreage to established producing fields and the performance of horizontal Yeso wells drilled by the Company and offset operators, we believe our Eddy County acreage is significantly delineated.
As of December 31, 2025, we had 97,538 net acres and a total of 873 net producing wells. We operated 96% of our net production for the year ended December 31, 2025, and have an average working interest of 85% in our operated wells. Our average net daily production during the year ended December 31, 2025, was approximately 29,205 Boe/d.
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
Oil, Natural Gas and NGL Reserves
The following table summarizes the Company's estimated proved reserves:

	December 31,
	2025	2024	2023
Proved Developed Producing Reserves:(1)
Oil (MBbls)	42,907	40,111	36,731
Natural Gas (MMcf)	124,165	103,337	71,671
NGLs (MBbls)	23,109	19,312	11,502
Proved Developed Producing Reserves (MBoe)	86,710	76,646	60,178
Proved Undeveloped Reserves:
Oil (MBbls)	31,440	26,424	29,577
Natural Gas (MMcf)	82,492	58,902	52,277
NGLs (MBbls)	15,516	10,715	9,247
Proved Undeveloped Reserves (MBoe)	60,705	46,956	47,537
Total Proved Reserves:
Oil (MBbls)	74,347	66,535	66,308
Natural Gas (MMcf)	206,657	162,239	123,948
NGLs (MBbls)	38,625	30,027	20,749
Total Proved Reserves (MBoe)	147,415	123,602	107,715
_____________________
(1)Total proved reserves were comprised of 59%, 62% and 56% respectively, of total proved developed producing reserves as of December 31, 2025, 2024 and 2023.
Estimates of reserves were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2025, 2024 and 2023 in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties, all of which are located within the continental United States. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 17 - Supplemental Oil and Gas Information in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our reserve estimates and pricing.
Proved Undeveloped Reserves (PUDs)
The following table summarizes changes in the Company's estimated PUDs (in MBoe):

Proved undeveloped reserves at December 31, 2024	46,956
Acquisitions	3,312
Divestitures	(386)
Conversions	(10,844)
Extensions and discoveries	22,991
Revisions	(1,324)
Proved undeveloped reserves at December 31, 2025	60,705
PUDs increased by a net 13.7 MMBoe for the year-ended December 31, 2025, as compared to the year-ended December 31, 2024. PUDs increased by 23.0 MMBoe due to extensions and discoveries, due primarily from drilling activity during the year, which allowed for the booking of adjacent PUDs for locations that were previously classified as unproved reserves or not at all. PUDs also increased by 3.3 MMBoe from acquired reserves obtained in the Silverback Acquisition, partially offset by a divestiture due to our Viking Sale of 0.4 MMBoe, a net 2.9 MMBoe increase.
PUDs decreased by 10.8 MMBoe due to conversions, and we incurred approximately $56 million to convert these 10.8 MMBoe of PUDs to proved developed producing ("PDP") reserves. The Company had downward revisions to PUDs of 1.3 MMBoe, which included 3.8 MMBoe of negative revisions partially offset by 2.5 MMBoe of positive revisions. Our negative revisions were primarily attributable to 2.9 MMBoe of development plan changes which resulted in the removal of PUDs from our 5-year forecast, 0.7 MMBoe due to lower commodity prices and 0.2 MMBoe due to ownership interest changes. Consistent with SEC guidelines, PUDs are limited to those locations that are reasonably certain to be developed within five years. Positive revisions were primarily attributable to increased type curve forecasts of natural gas and NGLs sales volumes of 2.3 MMBoe based on improved well performance in addition to decreases in operating expenses that caused positive revisions of 0.2 MMBoe.
PUDs will be converted from undeveloped to developed with successful development and as the applicable wells begin production. As of December 31, 2025, all of the Company's proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. Estimated costs relating to the future development of the Company's proved undeveloped reserves at December 31, 2025, were approximately $285 million, which we expect to fund through cash flow from operations, borrowings under our Credit Facility and other sources of capital.
Evaluation and Review of Reserves
Our reserve estimates as of December 31, 2025, which we refer to as the Reserve Report, were prepared based on a report by Ryder Scott Company L.P. ("Ryder Scott"), our independent petroleum consulting firm. The Company's technical person primarily responsible for overseeing the preparation of our reserve estimates is our Senior Manager of Corporate Reserves. Our Senior Manager of Corporate Reserves has over 18 years of industry experience, a degree in petroleum engineering, and is a registered professional engineer. Within Ryder Scott, the primary technical person responsible for preparing the estimates set forth in the Reserve Report is Mr. Scott James Wilson, a licensed professional engineer in the states of Alaska, Colorado, Texas, and Wyoming. Mr. Wilson has been a practicing petroleum engineering consultant at Ryder Scott since 2000 and is a Senior Vice President responsible for coordinating and supervising staff and consulting engineers in ongoing reservoir evaluations studies worldwide. Before joining Ryder Scott, Mr. Wilson served in a number of engineering positions with Atlantic Richfield Company. He earned a Bachelor of Science degree in petroleum engineering from the Colorado School of Mines in 1983 and an MBA in Finance from the University of Colorado in 1985, graduating from both with high honors. Mr. Wilson meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. Ryder Scott does not own an interest in any of the Company's properties, nor is it employed by us on a contingent basis.

Internal Controls
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate the Company's reserves. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the Reserve Report to discuss the assumptions and methods used in the proved reserve estimation process. The qualifications of the technical persons primarily responsible for overseeing the preparation of the estimates of our reserves are set forth in “Evaluation and Review of Reserves” above. We provided historical information to the independent reserve engineers for the Company's properties, such as ownership interest, oil and natural gas production including type curves, well test data, commodity prices, operating and development costs and GP&T costs.
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
•preparation of reserve estimates by the Company's Senior Manager of Corporate Reserves or under her direct supervision;
•comparing and reconciling the internally generated reserves estimates to those prepared by third parties;
•confirming completeness of reserve estimates for all properties owned and verification of the use of the proper working and net revenue interests; and
•no employee's compensation is tied to the amount of reserves booked.
Estimation of Proved Reserves
Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2025, were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.
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
Drilling, Acreage, and Development Activities
Drilling Results
The following table sets forth information with respect to the number of total gross and net oil wells completed during the periods indicated. All wells drilled are classified as oil wells (with associated natural gas and NGLs); we did not drill any wells classified as natural gas wells during the periods presented. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return. The following table presents our development and exploratory drilling results:

	Year Ended December 31,
	2025		2024		2023
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Development Wells:
Productive	25	19.0	21	19.3	24	18.2
Dry	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total Wells:
Productive	25	19.0	21	19.3	24	18.2
Dry	—	—	—	—	—	—
_____________________
(1)Net wells are gross wells multiplied by our fractional working interest.

As of December 31, 2025, we had 11 gross (11.0 net) wells in the process of drilling or active completions stages.
We operated 96% of our production for the year ended December 31, 2025. As operator, we design and manage the development of our wells and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.
Acreage Statistics
The following table sets forth our gross and net acres of developed and undeveloped leasehold as of December 31, 2025:

Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage
Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
136,182	92,380	14,690	5,158	150,872	97,538
_____________________
(1)Developed acreage is acres spaced or assigned to productive wells.
(2)Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.
(3)The number of gross acres is the total number of acres in which we owned a working interest.
(4)A net acre is the sum of fractional working interest we owned in gross acres.
Approximately 96% of our total net acreage is held by production or company owned minerals, and 0.15% is held by obligations. For acreage that is not held by production or company owned minerals, unless production is established within the spacing units covering the remaining acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, the leases will expire in accordance with their respective terms. Substantially all of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 120 to 180 days after the completion of the last well drilled on such lease, without the requirement of a lease extension payment. Thereafter, the lease is held with additional development every 120 to 240 days, and generally 180 days, until the entire lease is held by production. None of the Company's horizontal drilling locations associated with proved undeveloped reserves are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule or primary term.
The following table sets forth the undeveloped net acreage, as of December 31, 2025, that will expire over the next three years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates:

Net Undeveloped Acreage
2026	2027	2028
1,219	1,299	1,313
As of December 31, 2025, approximately 5% of our net leasehold acreage was undeveloped or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. Additionally, our Texas acreage is 100% fee and state leasehold, while our New Mexico acreage is approximately 62% fee and state leasehold with the remaining 38% consisting of BLM leasehold.
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
The Company has two fields that represent 15% or more of the Company's total reserves: Champions field and Red Lake field. The Company's additional acreage outside of the Champions and Red Lake fields is included in the table below as Other. The following tables set forth information regarding the Company's production, average realized prices and production costs for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Production Data, net:
Oil (MBbls)
Champions	4,086	4,170	3,658
Red Lake	2,168	1,237	930
Other	74	112	214
Total	6,328	5,519	4,802

Natural gas (MMcf)
Champions	5,829	3,918	3,589
Red Lake	5,804	3,513	2,179
Other	36	53	97
Total	11,669	7,484	5,865

NGLs (MBbls)
Champions	1,283	811	526
Red Lake	1,096	659	451
Other	8	16	29
Total	2,387	1,486	1,006

Total (MBoe)
Champions	6,341	5,634	4,783
Red Lake	4,232	2,481	1,744
Other	87	137	259
Total	10,660	8,252	6,786

Daily combined volumes (Boe/d)
Champions	17,371	15,393	13,102
Red Lake	11,593	6,779	4,779
Other	241	374	709
Total	29,205	22,546	18,590

Daily oil volumes (Bbls/d)
Champions	11,195	11,393	10,022
Red Lake	5,940	3,380	2,548
Other	202	306	586
Total	17,337	15,079	13,156

	Year Ended December 31,
	2025	2024	2023
Average Realized Prices:(1)
Oil ($ per Bbl)	$62.95	$74.10	$75.62
Natural gas ($ per Mcf)	$(0.28)	$(0.19)	$0.45
NGLs ($ per Bbl)	$(1.27)	$1.53	$6.87

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$65.46	$73.67	$71.93
Natural gas ($ per Mcf)	$(0.22)	$0.37	$0.53
NGLs ($ per Bbl)(3)	$(1.27)	$1.53	$6.87

Average Operating Costs per Boe:
Lease operating expenses	$8.21	$8.66	$8.67
Production and ad valorem taxes	$2.73	$3.57	$3.77
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price we received and resulted in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of our commodity derivative contracts. These gains and losses are included under other income (expense) in the Company’s consolidated statements of operations.
(3)During the periods presented, the Company did not have any NGL derivative contracts in place.
As a result of new wells turned to sales and additional production from our Silverback Acquisition, we increased our average net production from 22,546 Boe/d for the year ended December 31, 2024, to an average net production of 29,205 Boe/d for the year ended December 31, 2025. During the year ended December 31, 2025, our production was approximately 60% oil, 18% natural gas and 22% NGLs.
Productive Wells
As of December 31, 2025, we produced from 1,231 gross (873 net) total wells, which included both operated and non-operated wells.

Producing Wells	Gross Wells	Average Working Interest
Operated	974	85%
Non-Operated	257	17%
Productive wells consist of producing wells and wells capable of production, including wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which the Company has an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.
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
We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the year ended December 31, 2025, one purchaser accounted for 60% of our revenue purchased. For the years ended December 31, 2024, and 2023, one purchaser accounted for 70% of our revenue purchased. For the years ended December 31, 2025, 2024 and 2023, an additional purchaser accounted for 30%, 22% and 20%, respectively, of our revenues. Due to the recent acquisition of Stakeholder Midstream, LLC ("Stakeholder") by Targa, and upon commencement of the A&R Gas Purchase Agreement, substantially all of our natural gas and NGL's will be sold to a single purchaser. The loss of either of these purchasers could materially and adversely affect our revenues in the short-term. However, based on the current demand for oil and natural gas and the availability of other purchasers, we currently believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil and natural gas are fungible products with well-established markets. Further, the Company has the right to market our oil and natural gas production under these agreements.
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
At our Champions field in Texas, we currently transport the majority of our crude oil, natural gas and NGLs through Stakeholder, who was recently acquired by Targa effective January 1, 2026. Transporting crude oil through a pipeline offers the benefits of reducing truck traffic and related emissions, as well as typically lower transportation costs as compared to alternatives for transportation by trucking. Stakeholder also treats and processes the majority of our natural gas and NGLs from our Champions field. The Company currently has a minimum annual volume commitment to Stakeholder, the amount of which is materially below our current and forecasted production. There are financial penalties if the minimum activity levels are not met, and we did not incur any such penalties during 2025, 2024 or 2023. As of December 31, 2025, the Company had less than five years remaining on our contract with Stakeholder.
As part of the Midstream Sale, the Company entered into the A&R Gas Purchase Agreement for our New Mexico field with Targa, which includes dedicated acreage and a minimum volume commitment for a significant portion of the Company’s natural gas production in New Mexico, with an initial 15-year term from the in-service date, which is expected to commence before the end of 2026. Currently, we transport all of our crude oil, natural gas and NGLs in New Mexico to a few other purchasers.

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
Regulation of the Oil and Natural Gas Industry
REPX’s operations are substantially affected by federal, tribal, state and local laws and regulations. In particular, natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which REPX owns or operates producing oil and natural gas properties have laws and regulations regulating the development and production of oil and natural gas, including, for example, land use, conservation, well construction, protection of the environment, human health and safety, and costs associated with plugging, abandonment of wells and reclamation costs.
Failure to comply with applicable laws and regulations can result in substantial penalties and delays in development. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although REPX believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently promulgated, amended or reinterpreted. Therefore, REPX is unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, FERC and the courts. REPX cannot predict when or whether any such proposals may become effective. REPX does not believe that it would be affected by any such action materially different than similarly situated competitors.
Regulation Affecting Drilling, Production and Well Plugging and Abandonment
The production of oil and natural gas is subject to federal, tribal, state and local laws, regulations, codes, ordinances and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which REPX owns or operates producing oil and natural gas properties have statutory and administrative provisions regulating the exploration for and production of oil and natural gas, including, for example, provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, the control and permitting of air emissions from well completion and production operations, the management and disposal of wastes and wastewater (including produced water) generated from our operations, decommissioning and removal of equipment, and the plugging and abandonment of wells. REPX’s operations are also subject to various conservation laws and regulations, including in New Mexico and Texas. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from REPX’s wells, negatively affect the economics of production from these wells or limit the number of wells or locations at which REPX can drill.

Notably, we are required by the states in which we operate to post financial assurance in order to provide for abandonment, restoration and remediation of wells, and the amount of that financial assurance varies in the states in which we operate. Public concern over potential environmental impacts, such as groundwater contamination, from “orphan wells”—wells abandoned by an operator presumably no longer in existence that were not properly decommissioned and plugged—has recently been expressed and, in some cases, spurred calls for increasing the required amounts of financial assurance to more accurately reflect the current, actual costs of plugging and abandonment. For example, in October 2025, the New Mexico Oil Conservation Commission (“NMOCC”) conducted a hearing to consider (“NMOCC”) proposed rules that if adopted would substantially increase bonding requirements and introduced higher, per well bonding requirements if a certain percentage of an operator’s wells are considered marginal wells. Whereas a maximum of $250,000 in financial assurance could previously be posted to cover all of an operator’s wells, additional financial assurance in the amount of $150,000 per well would be required for wells considered to be “low producing” or “inactive,” or, for example, if 20 percent or more of an operator’s portfolio of wells are considered marginal or inactive, the $150,000 per well financial assurance requirement applies to all of the operators wells, not just the low producing and inactive wells. In addition, New Mexico proposed adding change-in-operator requirements relating to the demonstration of financial wherewithal for taking on inactive well and plugging and abandonment obligations. The RRC, which regulates oil and gas activities in the state, similarly has inactive well and surface equipment removal requirements that require operators to properly and timely plug and abandon wells and remove associated surface equipment, unless an extension (often requiring additional financial assurance) is granted. Further, fulfillment of these inactive well program requirements is required in connection with a change in operator.
The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial fines, penalties, and/or delays in permitting or other authorizations required for REPX’s operations. REPX’s competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect REPX’s operations.
Regulation of Sales and Transportation of Oil and Other Liquids
Generally, sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. REPX cannot predict whether new legislation to regulate oil and NGLs, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on REPX’s operations. Additionally, such sales may be subject to certain state, and potentially federal, reporting requirements.
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
The Energy Policy ("EP") Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to state a material fact necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to non-jurisdictional sales or gathering (such as certain purely intrastate gathering), but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below, which mandates that certain natural gas market participants report aggregate annual transaction data to aid in market transparency. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.
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
Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although FERC has set forth a general test for determining whether a facility's function is non-jurisdictional or jurisdictional, FERC’s determinations as to the classification of facilities are done on a case-by-case basis. To the extent that FERC issues an order that reclassifies certain jurisdictional facilities as non-jurisdictional, or vice versa, and depending on the scope of that decision, REPX’s costs of getting natural gas to point of sale locations may increase. REPX believes that the natural gas pipelines in the gathering systems REPX uses meet the traditional tests FERC has used to establish that a pipeline is not subject to FERC's jurisdiction. However, the distinction between FERC-regulated and non-regulated facilities and pipelines is the subject of ongoing litigation, so the classification and regulation of the gathering facilities REPX owns and uses are subject to change based on future determinations by FERC, the courts and/or Congress. Federal and state regulation of natural gas gathering facilities generally includes various occupational health and safety, environmental and, in some circumstances, nondiscriminatory take requirements. At the state level, natural gas gathering operations may receive even greater regulatory scrutiny, such as being subject to complaint-based rate regulation, and various environmental, safety and operational regulations relating to the design, construction, testing, operation, replacement, removal, remediation and maintenance of gathering facilities.
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
Regulation of Environmental and Occupational Safety and Health Matters
REPX’s oil and natural gas development operations are subject to numerous stringent federal, tribal, regional, state and local statutes and regulations governing occupational safety and health, the discharge of materials into the environment or otherwise relating to environmental and human health protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations impose numerous obligations applicable to REPX’s operations; for example, they may (i) require the acquisition of a permit before construction, drilling, production or other regulated activity commences; (ii) restrict the types, quantities and concentrations of various substances that can be released into the environment, such as air emissions; (iii) govern the sourcing of water used in the drilling and completion process; (iv) govern the disposal of waste and the reuse or treatment and disposal of produced water generated from oil and gas exploration and production operations; (v) limit or prohibit drilling or other operational activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, threatened or endangered species habitat and other protected areas; (vi) require some form of remedial action to assess clean up, prevent or mitigate pollution from former operations, such as plugging abandoned wells, decommissioning and removing abandoned surface equipment, or closing earthen pits; (vii) establish specific safety and health criteria addressing worker protection, including hazard assessment, hazard communication, and personal protective equipment; (viii) impose substantial liabilities for failure to comply with regulations, including permitting requirements; (ix) require the installation of costly emission monitoring and/or pollution control equipment; (x) require the preparation and implementation of oil spill prevention, control, and countermeasure ("SPCC") plans and risk management plans; and (xi) require the reporting of the types and quantities of various substances that are generated, stored, processed, released, or disposed of in connection with REPX’s properties. In addition, these laws and regulations may restrict the rate of production. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of corrective action or remediation obligations, as well as possible issuance of injunctions limiting or prohibiting REPX's activities.
The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations, as amended from time to time, to which REPX’s business operations are subject and for which compliance or noncompliance may have a material adverse impact on REPX’s capital expenditures, results of operations or financial position.
Hazardous Substances and Waste Handling
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons that own or owned property where release of a "hazardous substance" occurred or are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and anyone who disposed, transported, or arranged for the transport or disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for certain health studies. In addition, from time to time, the EPA may designate additional materials as hazardous substances under CERCLA, which could result in the listing of new Superfund sites, additional investigation and remediation at current Superfund sites, or in the reopening of Superfund sites that previously received regulatory closure. For example, on May 8, 2024, the EPA finalized a rule, which became effective on July 8, 2024, to designate as hazardous substances under CERCLA both perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), each of which are per- and polyfluoroalkyl substances ("PFAS"), which have been commonly used in a variety of industrial and consumer products. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. REPX generates materials in the course of REPX’s operations that may be regulated as “hazardous substances”. REPX is able to control directly the operation of only those wells with respect to which REPX acts as operator. Notwithstanding REPX’s lack of direct control over wells operated by others, the failure of an operator other than REPX to comply with applicable environmental regulations or the failure of a facility receiving hazardous substances for treatment or disposal to manage the substances properly may, in certain circumstances, be attributed to REPX and result in CERCLA or comparable federal or state liability.
The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA currently specifically excludes drilling fluids, produced waters and other wastes associated with oil and natural gas exploration, development, and production from regulation as hazardous wastes under RCRA Subtitle C. However, this exemption does not apply to all wastes generated during oil and gas operations. Ordinary industrial wastes, such as paint wastes, waste solvents, and laboratory wastes, may still be regulated as hazardous wastes if they exhibit hazardous characteristics or are listed as hazardous under RCRA. These wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of the Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA ultimately concluded that revision of the Subtitle D criteria regulations regarding oil and natural gas wastes was not necessary at that time. But, should future rulemakings or legal challenges result in a loss of the RCRA hazardous-waste exclusion for drilling fluids, produced waters and related wastes, REPX’s costs to manage and dispose of generated wastes could increase, which could have a material adverse effect on REPX’s results of operations and financial position. In addition, in the course of REPX’s operations, REPX generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes are listed as hazardous wastes or have hazardous characteristics.
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
Water Discharges
The Federal CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including sediments from well pad, road, and other facility construction activities, produced waters and other oil and natural gas wastes into or near navigable and other regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “USACE"). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS”), i.e., "jurisdictional waters," may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by the EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. The EPA’s and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, thereby expanding the types of waters that could be considered WOTUS. However, this WOTUS definition was litigated and eventually amended on August 29, 2023, when the EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, the EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and

removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. The EPA initiated an update to the WOTUS definition in November of 2025 and the proposed rule is under consideration following closure of the public comment period in late 2025. To the extent any litigation or future amendments to the rule expand the scope of the CWA’s jurisdiction, REPX could face increased costs and delays with respect to obtaining permits for dredge and fill activities (e.g., associated with construction) in areas with wetlands or other water features or in connection with stream crossings and preparation and implementation of oil SPCC plans.

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
SPCC regulations promulgated under the CWA and later amended by the OPA require operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, to develop, implement, and maintain an SPCC plan. The SPCC plan must describe oil handling operations, spill prevention practices, discharge or drainage controls, and the personnel, equipment and resources at the facility that are used to prevent oil spills from reaching navigable and other regulated waters or adjoining shorelines, and must be reviewed at least every five years.
Pursuant to CWA laws and regulations and implementation of those laws by states with delegated authority, REPX may also be required to obtain and maintain approvals or permits for the discharge of wastewater, including produced water, or storm water from construction or operational activities. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances and may impose substantial potential liability for the costs of removal, remediation and damages.
Subsurface Injections
In the course of REPX’s operations, REPX produces water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the U.S. Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or state agency to which the UIC program has been delegated for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect REPX’s ability to dispose of produced water and ultimately increase the cost of REPX’s operations. For example, in response to recent seismic events below ground near disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Texas and New Mexico, have imposed more stringent permitting and operating requirements for produced water disposal wells. Both the RRC and NMOCD have policies and rules governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC and NMOCD may deny, modify, suspend or terminate the permit application or existing operating permit for that well. In certain cases operators may be required to reduce, and in some cases even suspend or cease, injection operations when proximate induced seismicity exceeds certain thresholds.
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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In April, 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. In April 2019, before the Supreme Court ruling, the EPA issued an Interpretive Statement and additional Request for Comment and, following the ruling, in January 2021, new guidance on the ruling, but that guidance was later rescinded by the EPA. On November 20, 2023, the EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge, and thereby subject to regulation under the CWA National Pollutant Discharge Elimination System Permit Program (which permits point sources to discharge specified amounts of pollutant(s) to waters of the United States under specified conditions, and describes the types of information that should be used in determination). Comments on the draft guidance were due to the agency by December 27, 2023, and to date the EPA has not finalized the guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs for REPX if CWA permits are required for disposal of REPX’s flowback and produced water in disposal wells.
The Trump administration has initiated several changes to CWA regulations with the intent of reducing regulatory burdens on oil and gas extraction. Such changes include the WOTUS definition update discussed above, and an announced, but not yet implemented, change to oil and gas extraction effluent guidelines. These changes are still pending and it is uncertain what effects, if any, they will have on REPX’s operations.
Air Emissions
The Federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require REPX to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Over the next several years, REPX may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, ("NAAQS") for ozone from 75 to 70 parts per billion and, more recently, on August 21, 2023, the EPA announced the initiation of a new review of the ozone NAAQS to ensure the standards reflect the most current, relevant science. The EPA has also considered designating the Permian Basin as an Ozone Nonattainment Area Implementation of revised NAAQS by Texas and New Mexico or designation by the EPA of the Permian Basin as a Nonattainment Area could result in stricter permitting requirements, delay or prohibit REPX’s ability to obtain required permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, beginning in 2012, the EPA adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas and, in 2016, oil wells for which well completion operations are conducted (i.e., use reduced emission completions, also known as “green completions”), referred to as New Source Performance Standards ("NSPS") subparts OOOO and OOOOa, respectively. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers, storage vessels, and under the NSPS Subpart OOOOa regulations, well-site and compressor station components (fugitive emissions). More recently, the EPA finalized on March 8, 2024, additional final NSPS OOOO program rules—referred to as Subparts OOOOb and OOOOc—which, became effective May 7, 2024, and are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources, and will regulate existing sources for the first time under the NSPS OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. However, the EPA under the second Trump administration issued a Final Rule on December 3, 2025, extending certain OOOOb and OOOOc compliance deadlines. Thus, although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time and could be modified further as a result of ongoing rulemakings and legal challenges. See also “—Regulation of GHG Emissions.”
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
Regulation of GHG Emissions
Regulation of GHG emissions has been the subject of significant uncertainty at the state and federal level, especially in the past year. In 2009, the EPA made findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and has since adopted regulations pursuant to the federal CAA that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect REPX’s operations and restrict or delay REPX’s ability to obtain air permits for new or modified sources.
In addition, the EPA implemented its GHG reporting program (“GHGRP”) in 2009, by adopting rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of REPX’s operations. More recently, in August 2022, Congress passed the Inflation Reduction Act (“IRA”), which included requirements to impose fees beginning in 2025 on methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHGRP. The EPA’s final rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems,” ("WEC Rule") was published on November 18, 2024, and took effect on January 17, 2025. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval that was passed by Congress under the Congressional Review Act, so the 2024 Final WEC Rule is no longer in force or effect. The IRA’s fees requirement has not been repealed, but the EPA is currently unable to promulgate a fee collection rule, creating some uncertainty about the future of fees or taxes on methane emissions, known as Waste Emissions Charges (“WEC”). The One Big Beautiful Bill Act (“OBBBA”) delayed WEC until 2034, and in September of 2025, the EPA proposed a rule dismantling all of its GHGRP other than emissions subject to WEC, and even the limited WEC GHGRP would not be in effect until 2034. The proposed GHGRP reduction rule is currently under review.
Furthermore, as discussed under "Air Emissions," in May 2016, the EPA finalized the NSPS Subpart OOOOa standards for emissions of VOC's and methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. Although limiting VOC emissions has the co-benefit of also limiting methane emissions, and previous iterations of the NSPS Subpart OOOO program limited VOC emissions from these sources, the Subpart OOOOa rules included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rules impose leak detection and repair requirements intended to address emissions leaks known as “fugitive emissions” from equipment, such as valves, connectors, open ended lines, pressure-relief devices, compressors, instruments and meters. Although much of the initial rules remain intact and effective, the rules have been subject to legal challenges, reconsideration by the EPA, stays, and proposed amendments. More recently, the EPA finalized rules to be codified as NSPS Subparts OOOOb and OOOOc that expand the OOOO regulatory program. For example, notably, the NSPS Subpart OOOOc rules include emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources, which had not previously been regulated under NSPS Subpart OOOO programs. Legal challenges, including by states, to the recently finalized NSPS Subparts OOOOb and OOOOc rules and to the compliance deadline extensions have quickly followed the respective rulemaking actions. Thus, although the bulk of the OOOO and OOOOa rules are currently in effect, the ultimate scope of the OOOO program regulations remains uncertain. Compliance with these rules requires enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance. Further, despite the history of rulemaking concerning GHG emissions engendered by the endangerment finding, on August 1, 2025, the EPA proposed rescinding the endangerment finding, creating additional uncertainty about the scope and extent of GHG regulation in the United States.
The BLM also finalized similar rules regarding the control of methane emissions in November 2016 that apply to oil and natural gas exploration and development activities on federal and Indian lands. The rules sought to minimize venting and flaring of emissions from storage tanks and other equipment and also impose leak detection and repair requirements. However, due to subsequent BLM revisions and multiple legal challenges, the rules were never fully implemented, and in October 2020, the November 2016 rules were struck down by the District Court of Wyoming as the result of one such challenge. In part in response to the IRA requirement for operators to pay royalties on “all gas that is consumed or lost by venting, flaring, or negligent releases through any equipment during upstream operations,” the BLM adopted the Waste Prevention, Production Subject to Royalties, and Resource Conservation Rule (the "Waste Prevention Rule") in April of 2024 and it went into effect on

June 10, 2024. In September of 2024, the United States District Court for the District of North Dakota granted a motion for preliminary injunction filed by the plaintiff states of North Dakota, Texas, Montana, Wyoming, and Utah, which prohibits BLM "from enforcing the 2024 [Waste Prevention] Rule against the [plaintiff states] pending the outcome of this litigation." The litigation is currently being held in abeyance in response to the BLM 's request to do so under the second Trump administration. and, in December of 2025, BLM published an extension to December of 2026 of enforcement deadlines applicable to leak detection and repair, and flares flowing 1,050-6,000 mcf/month. BLM is delaying enforcement because it is considering revisions to these two regulations. The outcome of the BLM's potential revisions to the Waste Prevention Rule and the outcome of the North Dakota litigation could affect the validity and substance of the Waste Prevention Rule in the plaintiff and other states. These newly proposed rules, as may be amended under the Trump administration, could result in increased compliance costs on REPX’s operations on federal and American Indian lands.
At the State level, the New Mexico legislature is currently considering a bill, referred to as the “Clear Horizons Act” or Senate Bill 18, that would require 45% less GHG emissions by 2030, as compared to 2005 levels; 75% less by 2040; and 100% less by 2050 and thereafter. The imposition of substantial GHG emission reduction mandates on oil and gas operations in New Mexico may require significant investment in additional pollution control or gas capture equipment, as well as strain the supply of such equipment and the availability of qualified engineering personnel, which could result in increased capital, employee, and compliance costs for REPX’s operations in New Mexico.
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. REPX regularly uses hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have asserted jurisdiction over certain aspects of the process. The EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and publishing permitting guidance in February 2014 addressing the performance of such activities using diesel fuels and defining the term “diesel fuels” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel. The EPA has also taken the following actions: issued final regulations under the federal CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; although final rules have not yet been issued, proposed a rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and, in June 2016, published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands, including requirements for chemical disclosure, wellbore integrity, and handling of flowback water. However, following years of litigation, the BLM rescinded the rule in December 2017. BLM’s repeal of the rule was challenged in court, and in March 2020, the Northern District of California issued a ruling in favor of the BLM. This ruling was appealed, but the case has been administratively closed since November 15, 2021. In addition, in May 2022, the U.S. Government Accountability Office released a study on methane emissions from oil and gas development, which included a recommendation that the BLM consider whether to require gas capture plans, including gas capture targets, from operators on federal lands. The reinstatement of the BLM hydraulic fracturing regulations or the promulgation of BLM gas capture regulations may result in additional levels or regulation or complexity that could lead to operational delays and increased operating and compliance costs that could make it more difficult and costly to perform hydraulic fracturing on federal and American Indian lands.
Governmental reviews have historically been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices and could lead to additional regulation. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level. In 2018, the EPA initiated a study of Oil and Gas Extraction Wastewater Management that the agency characterizes as a “holistic look” at how produced water is regulated and managed by the EPA, states, and tribes, and has sought input on these issues from other stakeholders such as academics, non-governmental organizations, and industry. A primary focus of the study is to evaluate whether federal regulations allowing for more discharge options would be beneficial, for example, in addressing areas with concerns over scarcity of water and/or injection options. Following a public input period, the EPA issued a final report in May 2020, which, at the time, found mixed support from stakeholders regarding additional produced water discharge options. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA, CWA or other regulatory mechanisms. For example, the EPA announced in March 2025 that it plans to revise the effluent limitations guidelines for oil and gas wastewater discharges to provide regulatory flexibility and help facilitate beneficial use, and such regulation would likely impose permitting requirements, potentially creating delays in the development of and increased costs of compliance for REPX’s operations. At the state level, New Mexico issued rules in July 2025 governing pilot projects for the reuse of oil and gas wastewater and prohibiting any discharge of that wastewater to surface or groundwater.
Congress has also from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect REPX’s operations.
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
Compliance with existing related laws has not to date had a material adverse effect on REPX’s operations or financial position, but if new or more stringent federal, tribal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where REPX operates, REPX could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.
Protected Species
The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. REPX may conduct operations on oil and natural gas leases in areas where certain species that are listed, or could potentially be listed, as threatened or endangered under the ESA are known to exist. The U.S. Fish and Wildlife Service ("UFWS") may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. In the past, the federal government has issued indictments under the Migratory Bird Treaty Act to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. While the Department of the Interior ("DOI") under the first Trump presidential administration determined that such “incidental takes” of migratory birds do not violate the Act, this position was overruled by a federal district court in New York in August 2020. The DOI issued a rule which excluded incidental takes from the definition of prohibited activities under the Act, but this rule was short-lived and, in October 2021, the DOI issued a rule to reverse the agency's position on incidental takes. The reversal took effect on December 3, 2021. The identification or designation of previously unprotected species as threatened or endangered in areas where REPX operations are planned or conducted could cause REPX to incur increased costs arising from species protection measures or could result in limitations on REPX’s development activities that could have an adverse impact on REPX’s ability to develop and produce reserves. In November of 2025, the EPA announced four proposed rules aimed at reducing the impacts of the ESA on energy development. The proposed rules are under consideration following closure of the public comment period in late 2025. Meanwhile, uncertainty exists about the ultimate impact of the proposed rules on REPX’s operations. If REPX were to have a portion of our leases designated as critical or suitable habitat, it could also adversely impact the value of REPX’s leases.

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
Related Permits and Authorizations
Many environmental laws require REPX to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and to maintain these permits and compliance with their requirements, including recordkeeping and reporting, for ongoing operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease development, construction, production or operation of wells, pipelines, and other operations.
In addition, oil and natural gas exploration, development and production activities on federal lands, American Indian lands and lands administered by the BLM are subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. As part of such evaluations, the relevant agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. The NEPA evaluation process can be time-consuming and cause delays in project development. In addition, authorizations under the NEPA also are subject to protest, appeal, or litigation, which can delay or halt projects.
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
Human Capital
As of December 31, 2025, we employed 122 people. We operate in a technical industry and depend on a highly skilled workforce in multiple disciplines including engineering, geology, operations, land, information technology, accounting and various other corporate functions. The Company supports our employees in pursuing training opportunities to enhance their professional skills. We are not a party to any collective bargaining agreements with our employees. We understand that employee recruiting, retention and development plays a critical role to our business activities and our ability to achieve our long-term strategy. We believe that diverse backgrounds, experience and perspectives contributes to an innovative workforce and an enriching environment for our employees. We are committed to fostering an inclusive, respectful environment and providing equal opportunity to all qualified persons in our hiring, development, and compensation practices. Our employment decisions are based on merit and qualifications. We believe our relations with our employees to be satisfactory. From time to time, we utilize the services of independent contractors to perform various field and other services.
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
Health, Safety and Environment
Protecting our employees, contractors, the public and the environment is a key focus. The Company maintains a culture of continuous improvement in safety and environmental practices, supports its workforce and inspires teamwork to drive innovation. We identify and mitigate safety risks and integrate a culture of safety by operating according to OSHA standards, processes, and procedures. We also strive to comply with all applicable health, safety and environmental standards, laws and regulations.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.rileypermian.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, our website may include additional information intended for investors, including presentations and press releases. The corporate governance documents available on our website include our Code of Ethics. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or any other report that we file with or furnish to the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov.

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
•We may be unable to obtain required capital or financing on satisfactory terms in order to fund our exploration and development, which could lead to a decline in our reserves.
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
•Covenants in our Credit Facility and Senior Notes may restrict our business and financing activities and our ability to pay dividends or execute stock buybacks.
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

Risks Related to Legal, Regulatory, and Tax Matters
•Regulations related to environmental and occupational health and safety could adversely affect the cost, manner or feasibility of conducting our operations.
•The decommissioning, plugging, abandonment, and reclamation costs for our facilities could exceed our estimates.
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
•Increased financial assurance, bonding, or idle well management requirements could require significant capital and reduce liquidity.
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
•Our quarterly cash dividends and stock buybacks, if any, may vary significantly both quarterly and annually.
•Our Board of Directors may modify or revoke our dividend or stock buyback policies at any time at its discretion.
•Available cash for dividends and stock buybacks depends primarily on our cash flow and not solely on our profitability, which may prevent us from paying dividends or executing stock buybacks, even during periods in which we record net income.

Risks Related to the Company
•Our business and operations could be adversely affected if we lose key personnel.
•Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to the Company’s stockholders for approval.
•Conflicts of interest could arise in the future between us and certain of our stockholders and their respective affiliates.

Item 1A. Risk Factors
The Company is subject to various risks and uncertainties in the ordinary course of business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. Other risks are described in Item 1 and 2. Business and Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our stock could decline. Investors should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report.
Risks Related to our Business, Operations, and Strategy
Recent regulatory restrictions on use of produced water and a moratorium on new produced water disposal wells in certain areas of the Permian Basin to stem rising seismic activity and earthquakes could increase our operating costs and adversely impact our business, results of operations and financial condition.
We may be subject to regulation that restricts our ability to discharge water produced as part of our oil, natural gas and NGL production operations. Productive zones frequently contain water that must be removed for the oil, natural gas and NGLs to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce oil, natural gas and NGLs in commercial quantities. The produced water must be transported from the leasehold and/or injected into disposal wells. The availability of transportation and disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability. We have entered into a 15-year agreement with a third party to transport certain committed volumes of produced water from our operations in New Mexico beginning in the second half of 2026; however if this agreement were to be terminated, or our counterparty otherwise fails to transport the produced water, it could force us to shut in wells or reduce drilling activities. We may also have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment if any of the following occur: (i) water produced from our projects fails to meet the quality requirements set by relevant regulatory agencies, (ii) our wells produce water in excess of the allowed volumetric permit limits, (iii) the disposal wells fail to comply with applicable regulatory requirements, or (iv) we are unable to secure access to disposal wells with sufficient capacity to handle all of the produced water. The costs to dispose of this produced water may increase if any of the following occur:
• we cannot obtain future permits from applicable regulatory agencies;
• water of lesser quality or requiring additional treatment is produced;
• our wells produce excess water;
• the counterpart to our water agreement cannot transport our produced water;
• new laws and regulations require water to be disposed in a different manner; or
• costs to transport the produced water to the disposal wells increase.

In recent years, the NMOCD and the RRC have each imposed stricter requirements for oil and gas wastewater injection activities in response to seismic activity in the Permian Basin, including the imposition of additional analysis, reporting, injection rate reduction or curtailment, and notification requirements on operators depending on the number and intensity of seismic events and, in certain areas, suspended issuance of new SWD well permits, as well as suspended or limited existing disposal well permits. These actions have and are being taken in an effort to control induced seismic activity and recent increases in earthquakes in the Permian Basin, which have been linked by the U.S. and local seismologists to wastewater disposal in oilfields. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or dispose of it by other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.

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
Historically, one of the key drivers in the unconventional resource industry has been growth in production and reserves. With historical volatility in oil and natural gas prices and the potential for rising interest rates which may increase the cost of borrowing, capital efficiency and free cash flow from earnings have become the key drivers for energy companies, particularly shale producers. Such shifts in focus sometimes require changes in planning and resource management, which may not occur instantaneously. Any delay in responding to such changes in market sentiment or perception may result in the investment community having a negative sentiment regarding our business plan, potential profitability and our ability to operate in a manner deemed "efficient," which may have a negative impact on the price of our common stock.
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
The prices we receive for our oil, natural gas, and NGL production heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil, natural gas, and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, during the period from January 1, 2016 to December 31, 2025, NYMEX WTI oil prices ranged from a high of $123.64 per Bbl on March 8, 2022 to a low of negative $36.98 per Bbl on April 20, 2020. During 2025, WTI prices ranged from a high of $80.73 per Bbl to a low of $55.44 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $9.86 per MMBtu to a low of $2.65 per MMBtu during 2025. If the prices of oil and natural gas continue to be volatile, reverse their recent increases, or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected. Moreover, the duration and magnitude of any decline in oil, natural gas or NGL prices cannot be predicted with accuracy, and this market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:
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
During the year ended December 31, 2025, the Company recognized an impairment loss on proved properties of $1.2 million related to certain properties in New Mexico outside of the Company's acreage in the Red Lake field. The impairment was primarily driven by a reduction in well results and lower commodity prices.
Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the exploration, exploitation, development and acquisition of oil and natural gas reserves. We expect to fund our growth primarily through cash flow from operations, availability under our Credit Facility, and subsequent equity or debt offerings when appropriate. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices, actual drilling results, the availability of drilling rigs and other services and equipment, cost of materials, regulatory, technological and competitive developments, and worldwide and regional economic conditions. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential liabilities, including environmental liabilities. Such assessments are inexact, inherently uncertain, and often time-constrained. For these reasons, the properties we have acquired or will acquire in the future may not produce as projected or may be more costly to operate than projected. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not review every well, pipeline or associated facility. We cannot necessarily observe structural and environmental problems, such as pipe corrosion or subsurface or groundwater contamination, when a review is performed. We may be unable to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical and environmental condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

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
The present value of future net revenues from our reserves should not be assumed to represent the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of December 31, 2025, were calculated under SEC rules using the unweighted arithmetic average of the first-day-of-the-month prices for the prior 12 months of $65.34 per Bbl for oil and NGL volumes and $3.39 per MMBtu for natural gas volumes, prior to adjustment for quality, energy content, GP&T costs and market differentials. Using lower prices in estimating proved reserves would likely result in a reduction in proved reserve volumes due to economic limits.
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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of December 31, 2025, the Company produced from 1,231 gross wells on our West Texas and New Mexico acreage, of which 374 are horizontal wells, and therefore are subject to increased risks associated with horizontal drilling. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage.
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
Substantially all of our producing properties are located in the Northwest Shelf within the Permian Basin of West Texas and Southeastern New Mexico, making us vulnerable to risks associated with operating in one major geographic area. Specifically, as the Permian Basin is an area of high industry activity, we may be unable to hire, train, or retain qualified personnel needed to manage and operate our assets. There is also limited availability of qualified third-parties to perform certain services required for operations, regulatory and environmental compliance.
At December 31, 2025, the majority of our total estimated proved reserves were attributable to properties located in the Northwest Shelf within the Permian Basin of West Texas and Southeastern New Mexico, an area in which industry activity has increased rapidly. As a result of this concentration, a number of our properties could experience any of the same conditions at the same time and, when compared to other companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints or disruptions, electric power limitations, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors.

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
In addition, the geographic concentration of our assets, including our total estimated proved reserves as of December 31, 2025, exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.
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
The marketing of oil and natural gas production depends in large part on the capacity and availability of pipelines and storage facilities, trucks, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control. If these facilities are unavailable to us on commercially reasonable terms or otherwise (either temporarily or long-term), we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons, as was the case in certain months of 2025, 2024 and 2023 when our producing wells in the Red Lake field in New Mexico were shut in due to unexpected maintenance issues with our third party processors. We rely on facilities developed and owned by third parties in order to store, process, transmit, and sell our oil and natural gas production. Our plans to develop and sell our oil and natural gas reserves, the expected results of our drilling program and our cash flow and results of operations could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. The amount of oil and natural gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. For example, increases in activity in the Permian Basin could contribute to bottlenecks in processing and transportation that may negatively affect our results of operations, and these adverse effects could be disproportionately severe to us compared to our more geographically diverse competitors.
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
The prices we receive for our production will be determined to a significant extent by factors affecting the local and regional supply of and demand for oil and natural gas, including the adequacy of the pipeline and processing infrastructure in the region to process and transport our production in the areas in which we operate and that of other producers. Those factors result in basis differentials between the published indices generally used to establish the price received for regional oil and natural gas production and the actual price we receive for our production, which may be lower than index prices. If the price differentials pursuant to which our production is subject were to widen due to oversupply or other factors, our revenue could be negatively impacted.
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
For the year ended December 31, 2025, our realized oil differential to NYMEX WTI averaged negative $2.44 per Bbl of oil and our realized natural gas differential to NYMEX Henry Hub averaged negative $3.80 per Mcf of gas. Given that a significant amount of our production is from the Permian Basin, if the negative price differential in the Permian Basin increases, we expect that the effect of our price differential on our revenues will also increase. Increases in the negative price differential between the benchmark prices for oil and natural gas, such as the NYMEX WTI and NYMEX Henry Hub, and the realized price we receive could significantly reduce our revenues and our cash flow from operations.
The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2025, approximately 41% of our total estimated proved reserves were classified as proved undeveloped. Our approximate 60,705 MBoe of estimated proved undeveloped reserves are estimated to require approximately $285 million of development capital. Our development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. We expect to fund our growth primarily through cash flow from operations, availability under our Credit Facility, and subsequent equity or debt offerings when appropriate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
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
As a participant in these operations, we may not be able to maximize the value associated with these properties in the manner we believe appropriate, or at all. For example, we cannot control the success of drilling and development activities on properties operated by third parties, which depend on a number of factors under the control of a third-party operator, including such operator’s determinations with respect to, among other things, the nature and timing of drilling and operational activities, the timing and amount of capital expenditures and the selection of suitable technology or appropriately engineered facility design. In addition, the third-party operator’s operational expertise and financial resources and its ability to gain the approval of other participants in drilling wells will impact the timing and potential success of drilling and development activities in a manner that we are unable to control. A third-party operator’s failure to adequately perform operations, non-compliance with applicable regulatory, environmental, and permitting requirements, breach of the applicable agreements, or failure to act in ways that are favorable to us could reduce our production and revenues, negatively impact our liquidity and cause us to spend capital in excess of our current plans, and have a material adverse effect on our financial condition and results of operations.
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
The availability of a ready market for any oil, natural gas and NGLs we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of oil and gas sold in interstate commerce. In addition, we depend upon a few significant purchasers for the sale of most of our oil and natural gas production. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production. Any termination or sustained disruption in the gathering, processing and transportation of our oil, natural gas and NGL production by our purchasers on their systems and in their facilities would materially and adversely affect our financial condition and results of operations.

We have exposure to credit risk through receivables from purchasers of our oil, natural gas and NGL production. One purchaser accounted for 60% of our revenues and another purchaser accounted for 30% of our revenues for the year ended December 31, 2025. Due to the recent acquisition of Stakeholder by Targa and upon commencement of the A&R Gas Purchase Agreement, substantially all of our natural gas and NGLs will be sold to a single purchaser. This concentration of purchasers may impact our overall credit risk in that these purchasers may be similarly affected by changes in economic conditions or commodity price fluctuations. We do not require our customers to post collateral. The inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial condition and results of operations.

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
Our exploration and production activities are subject to all of the operating risks associated with drilling for and producing, gathering and compressing oil and natural gas, including the risk of fire, explosions, blowouts, surface cratering or other cratering, uncontrollable flows of natural gas, oil, well fluids and formation water, pipe or pipeline failures, processing or transportation capacity constraints or disruptions, damages to pipelines, compressor stations and related equipment, abnormally pressured formations, casing collapses, reservoir or environmental damage and environmental hazards such as oil, produced water or chemical spills, natural gas leaks, ruptures or discharges of toxic gases or hazardous substances.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:
•injury or loss of life;
•exposure to or release of hazardous substances;
•medical monitoring;
•natural resources damages;
•employee/employer liabilities and risks;
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
We have made, and in the future we may continue to make, acquisitions of oil and natural gas properties or businesses that complement or expand our current business. The successful acquisition of oil and natural gas properties requires an assessment of several factors, including:
•recoverable reserves;
•future oil, natural gas and NGL prices and their applicable differentials;
•estimates of operating costs;
•estimates of future development costs;
•estimates of the costs and timing of plugging and abandonment; and
•environmental and other liabilities.
The accuracy of these assessments is inherently uncertain, and we may not be able to identify accretive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Reviews may not always be performed on every well or facility, and environmental problems, such as pipe corrosion or subsurface or groundwater contamination, are not necessarily observable even when a review is performed. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis. Even if we do identify accretive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.
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
In addition, our Credit Facility and Senior Notes impose certain limitations on our ability to enter into mergers or combination transactions as well as limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions.
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
Our ability to drill and develop our core acreage and establish production to maintain our leases depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, our leases for such acreage will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business. These risks are greater at times and in areas where the pace of our exploration and development activity slows. As of December 31, 2025, approximately 5% of our net leasehold acreage was undeveloped or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.
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
We may need to access funding through capital market transactions. Due to our relative smaller public float and low market capitalization, it may be difficult and expensive for us to raise additional funds.
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
As a result, we may be unable to access funding through sales of our common stock or other equity-linked securities. Even if we were able to access funding, the cost of capital may be substantial due to our low market cap and small public float. The terms of any funding we are able to obtain may not be favorable to us and may be highly dilutive to our stockholders. We may be unable to access capital due to unfavorable market conditions or other market factors outside of our control . There can be no assurance that we will be able to raise additional capital when needed. The failure to obtain additional capital when needed would have a material adverse effect on our business.
Our Credit Facility and our Senior Notes have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to declare dividends.
The operating and financial restrictions and covenants in our Credit Facility and our Senior Notes restrict, and any future financing agreements likely will restrict, our ability to finance future operations or capital needs, engage, expand or pursue our business activities or pay dividends or execute stock buybacks. Our Credit Facility and our Senior Notes restrict, and any future financing agreements likely will restrict, our ability to, among other things:
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
•pay dividends to our stockholders;
•make certain payments of junior indebtedness;
•enter into certain types of transactions with our affiliates;
•enter into certain restrictive agreements;
•make certain amendments to our governing documents;
•make certain accounting changes; and
•enter into swap agreements and hedging arrangements.
Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of free cash flow and events or circumstances beyond our control, such as a downturn in our business or the economy in general or reduced oil, natural gas and NGL prices. A failure to comply with the provisions of our Credit Facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. Further, our ability to pay dividends to our stockholders or execute stock buybacks will be restricted and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and our common stockholders could experience a partial or total loss of their investment. In addition, our obligations under our Credit Facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our Credit Facility, the lenders can seek to foreclose on our assets.
Our indebtedness could reduce our financial flexibility.
The level of our indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flow could be used to service the indebtedness;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•the covenants contained in our Credit Facility and Senior Notes limit our ability to borrow additional funds, dispose of assets, pay dividends, execute stock buybacks and make certain investments; and
•a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes.
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
Commodity derivatives

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
Interest rate derivatives

Our use of interest rate derivative instruments may limit our ability to benefit from decreases in interest rates and could adversely affect our financial condition and results of operations.

We are exposed to fluctuations in interest rates on our variable-rate indebtedness, including borrowings under our Credit Facility. To manage a portion of this exposure, we have entered into, and may continue to enter into, interest rate derivative instruments, such as interest rate swaps. While these instruments are intended to mitigate the impact of rising interest rates, they also expose us to certain risks.

If interest rates decline below the fixed or floor rates established by our derivative instruments, we will be obligated to make cash payments to our derivative counterparties, which could increase our interest expense and reduce cash flows available for capital expenditures, debt repayment, dividends, stock buybacks or other corporate purposes. As a result, our derivative positions may cause us to incur higher interest costs than we would have otherwise incurred in a declining interest rate environment.

Our derivative instruments also expose us to counterparty credit risk. If one or more of our counterparties fails to perform under its contractual obligations, we could suffer financial losses and may be required to replace the derivative instruments at prevailing market rates, which may be less favorable. Although we seek to limit this risk by entering into derivative transactions with financial institutions that we believe are creditworthy, we cannot be assured that such counterparties will not default on their obligations.

The fair value of our interest rate derivatives may fluctuate significantly as a result of changes in interest rates and market conditions. These fluctuations may result in non-cash gains or losses recognized in earnings and could increase volatility in our reported results of operations.

Our joint ventures may not perform as expected, and conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest exposes us to risks and uncertainties, many of which are outside of our control.
We have entered into and may also enter into in the future additional joint ventures or other equity investments in the future in which we may not have 100% ownership interest. Currently we have a 50% interest in our joint venture, RPC Power LLC ("RPC Power"). We may not realize any of the anticipated benefits of our joint ventures or other equity investments. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:
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
Joint venture partners, controlling equity holders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business or operational decisions or other actions or omissions of the joint venture partners, controlling equity holders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
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
Further, many factors may curtail, delay, or cancel our scheduled drilling projects, including the following:
•delays and increased costs imposed by or resulting from compliance with environmental and other regulatory requirements including limitations on or resulting from wastewater discharge and disposal, subsurface injections, permitting and control of greenhouse gas and other air emissions, and hydraulic fracturing;
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
•adverse weather conditions, such as floods, tornadoes, droughts, ice storms, and extreme freeze events;
•lack of available treatment, recycling or disposal options for oil and natural gas waste, including produced water;
•environmental hazards, such as oil and produced water and natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the air, surface and subsurface environment;
•issues or challenges related to permitting under and compliance with environmental and other governmental regulations;
•declines or volatility in oil, natural gas, and NGL prices;
•limited availability of financing at acceptable terms;
•title problems or legal disputes regarding leasehold rights; and
•limitations in the market for oil, natural gas, and NGLs.
Energy conservation measures and technological advances could reduce demand for oil, natural gas and NGLs.
Our industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. Fuel and other energy conservation measures, alternative fuel requirements, prioritization of advancements in renewable energy production, increasing consumer demand for low-carbon alternatives to oil, natural gas and NGLs, and technological advances in fuel economy and energy generation devices could reduce demand for oil, natural gas and NGLs. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. Limits on our ability to effectively use, implement or adapt to new technologies may have a material adverse effect on our business, financial condition and results of operations. Similarly, the impact of the changing demand for oil and natural gas services and products or of market or policy preferences for sources of low-carbon alternative energy generation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Limitation or restrictions on our ability to obtain water or dispose of flowback and produced water may have an adverse effect on our operating results.
Water is an essential component of shale and conventional oil and natural gas development during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. In addition, recycling or treatment and disposal of flowback and produced water is becoming more highly regulated and restricted, including, in some areas, due to seismic activity associated with saltwater disposal wells. Thus, our costs for obtaining water for drilling and hydraulic fracturing and for recycling or treating and disposing of water could increase significantly. Our inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact our exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition.

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
Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. For example, it is uncertain how conflicts in the Middle East, conflicts in Venezuela, and the war in Ukraine and resulting sanctions against Russia will affect oil and natural gas prices in the coming months. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which our operators can sell oil, natural gas, and NGLs, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and natural gas as a result of our results of operations.
Inflationary issues and associated changes in monetary policy have resulted in and may in the future result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
Inflation has been an ongoing concern in the U.S. in recent years. Inflationary pressures have resulted in and may in the future result in additional increases to the costs of goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise. During inflationary periods, interest rates have historically increased. Increased interest rates could have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. In 2025, inflation remained elevated as the U.S. Federal Reserve and other central banks continued to navigate inflationary concerns. We may experience further cost increases for our operations to the extent that there are increases in inflationary pressures or interest rates.
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
Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical threats, and other disruptions.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations. For example, the industry depends on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. As an oil and natural gas producer, our technologies, systems, networks, and those of our business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of business operations that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business, including but not limited to human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. A significant cyberattack or other cyber incident (whether involving our systems, those of a critical third-party, or both) could disrupt our operations and result in downtime, loss of revenue, harm to the Company’s reputation, or the loss, theft, corruption, or unauthorized release of critical data of us or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion payments associated with ransomware or ransom demands. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks, particularly amidst the increased adoption of artificial intelligence technologies, are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability.

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
As discussed in “Items 1 and 2 Business and Properties – Regulation of the Oil and Natural Gas Industry,” our operations are subject to stringent federal, tribal, state and local laws and regulations governing occupational safety and health aspects of our operations, the discharge of materials into the environment and environmental and human health and safety protection. Numerous governmental authorities, such as the U.S. Occupational Safety and Health Administration, the EPA, the U.S. Fish and Wildlife Service, and analogous state agencies, such as the New Mexico Environment Department and the Texas Commission on Environmental Quality, and state oil and natural gas commissions, such as the New Mexico Oil Conservation Commission, The New Mexico Oil Conservation Division, the New Mexico State Land Office, and the Railroad Commission of Texas, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal fines and penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations or specific projects and limit our growth and revenue.
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
Exploration, development, production and sale of oil and natural gas are subject to extensive federal, tribal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:
•permits for drilling operations;
•drilling bonds;
•reports concerning operations;
•the spacing of wells;
•the rates of production;
•the plugging and abandoning of wells, decommissioning and removal of equipment and surface and subsurface restoration and remediation;
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
We are responsible for compliance with all applicable laws and regulations regarding the decommissioning, removal, plugging, abandonment, and reclamation of our facilities at the end of their economic life, the costs of which may be substantial. It is not possible to predict these costs with certainty since they will be a function of regulatory requirements at the time of decommissioning, removal, plugging, abandonment, and reclamation. Prior to such time, though, we are required by the states in which we operate to post financial assurance in order to provide for abandonment, restoration and remediation of wells, and the amount of that financial assurance varies in the states in which we operate. Further, public concern over potential environmental impacts, such as groundwater contamination, from “orphan wells”—wells abandoned by an operator presumably no longer in existence that were not properly decommissioned and plugged—has recently been expressed and, in some cases, spurred calls for increasing the required amounts of financial assurance to more accurately reflect the current, actual costs of plugging and abandonment. For example, in October 2025, the NMOCC conducted a hearing to consider proposed rules that, if adopted, would substantially increase bonding requirements and introduce higher, per well bonding requirements if a certain percentage of an operator's wells are considered marginal. Whereas a maximum of $250,000 in financial assurance could previously be posted to cover all of an operator's wells, additional finanical assurance in the amount of $150,000 per well would be required for wells considered to be "low producing" or "inactive," or, for example, if 20 percent of an operator’s wells are considered marginal or inactive, the $150,000 per well financial assurance requirement applies to all of the operators wells, not just the low producing and inactive well. In addition, New Mexico proposed adding change-in-operator requirements relating to the demonstration of financial wherewithal for taking on inactive well and plugging and abandonment obligations. In addition to required financial assurance, we may, in the future, determine it prudent or be required by applicable laws or regulations to establish and fund one or more decommissioning, removal, plugging, abandonment, and reclamation reserve funds to provide for payment of future decommissioning, removal, plugging, abandonment, and reclamation costs, which could decrease funds available for capital expenditures, debt repayment, dividends, stock buybacks, or other corporate purposes. In addition, such reserves, if established, may not be sufficient to satisfy such future decommissioning, removal, plugging, abandonment, and reclamation costs and we will be responsible for the payment of the balance of such costs.

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
Under the EP Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation. FERC may also impose administrative and criminal remedies and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and regulations pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the Federal Trade Commission (the “FTC”) has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1.0 million per day, and the CFTC, prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to oil swaps and futures contracts as that granted to the CFTC with respect to oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Business—Regulation of the Oil and Natural Gas Industry.”
A change in the jurisdictional characterization of our natural gas assets by federal, tribal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our natural gas assets, which may cause our revenues to decline and operating expenses to increase.
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
We may, from time to time, be a claimant or defendant to various legal proceedings, disputes and claims arising in the course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contested permit proceedings, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices or operations, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
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
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHG. While no comprehensive climate change legislation has been implemented at the federal level, the EPA, the BLM, and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting, permitting, and tracking programs and regulations that directly limit GHG emissions from certain sources. See “Items 1 and 2 Business and Properties – Regulation of the Oil and Natural Gas Industry”.
While changes in U.S. presidential administrations and the policy priorities they implement could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal or state legislation or regulations that require additional reporting of GHGs or otherwise restrict or impose taxes, fees or limits on emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, extreme temperatures and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.
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
The Tax Cuts and Jobs Act of 2017 ("TCJA") significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions and certain deductions for executive compensation, permitting immediate expensing of certain capital expenditures, and revising the rules governing net operating losses. On July 4, 2025, new tax legislation known as the OBBBA was signed into law. The legislation, among other things, makes permanent, extends or modifies certain provisions under TCJA, including permanent extension of immediate expensing of certain capital expenditures and the limitation on interest deductions.
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
•sales or purchases of our common stock by the Company or other stockholders, or the perception that such sales or purchases may occur;
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
Future sales or repurchases of our common stock may depress the price of shares of our common stock.
Future sales or repurchases or the availability for sale or repurchase of substantial amounts of our common stock in the public market, or the perception that such sales or repurchases could occur, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
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
Purchases of shares of our common stock pursuant to our stock repurchase plan may affect the value of our common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.

Pursuant to our publicly announced stock repurchase plan, we are authorized to repurchase up to $100 million of our common stock over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The timing, amount, and manner of any purchase will be determined at the Company’s discretion, subject to management’s assessment of the intrinsic value of the common stock, the market price of the common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. This activity could impact the market price of our common stock at that time. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock could decline. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.

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
We may not generate sufficient cash to support any dividend or stock buybacks for our common stockholders.
The amount of any dividend or stock buybacks will depend, among other factors, on the amount of cash we generate from operations, which will fluctuate from quarter to quarter based on, among other things:
•the volumes of crude oil, natural gas and NGLs that we produce;
•market prices of crude oil, natural gas and NGLs and their effect on our drilling and development plan;
•the levels of our operating expenses, maintenance expenses and general and administrative expenses;
•regulatory action affecting;
•the supply of, or demand for, crude oil, natural gas and NGLs;
•our operating costs or our operating flexibility;
•prevailing economic conditions; and
•adverse weather conditions.
In addition, the actual amount of cash we will have available for dividends or stock buybacks will depend on other factors, some of which are beyond our control, including:
•our debt service requirements and other liabilities;
•our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay dividends or execute stock buybacks;
•fluctuations in our working capital needs;
•restrictions on dividends or stock buybacks contained in any of our debt agreements;
•the cost of acquisitions, if any; and
•other business risks affecting our cash levels.
Our quarterly cash dividends and stock buybacks, if any, may vary significantly both quarterly and annually.
Investors who are looking for an investment that will pay regular and predictable quarterly dividends or rely on stock buybacks should not invest in our common stock. Our business performance may be more volatile, and our cash flow may be less stable, than other business models that pay dividends or execute stock buybacks. The amount of our quarterly dividends or stock buybacks will generally depend on the performance of our business, which has a limited operating history.
The Board may modify or revoke our dividend policy or stock buyback program at any time at its discretion.
We are not required to pay any dividends or buy back our common stock. Accordingly, the Board may change our dividend policy or stock buyback program at any time at its discretion and could elect not to pay dividends on or execute stock buybacks of our common stock for one or more quarters. Any modification or revocation of our cash dividend or stock buyback policies could substantially reduce or eliminate the amounts of dividends received by our common stockholders or stock repurchases by us. The amount of dividends or stock repurchases we make, if any, and the decision to make any dividend or repurchase stock at all will be determined by our Board, whose interests may differ from those of our common stockholders.
The amount of cash we have available for dividends or stock buybacks of our common stockholders depends primarily on our cash flow and not solely on our profitability, which may prevent us from paying dividends or executing stock buybacks, even during periods in which we record net income.
The amount of cash we have available for dividends or stock buybacks depends primarily upon our cash flow and not solely on our profitability, which will be affected by non-cash items. As a result, we may pay cash dividends or execute stock buybacks during periods when we record a net loss for financial accounting purposes and, conversely, we might fail to pay cash dividends or execute stock buybacks on our common stock during periods when we record net income for financial accounting purposes.
Delaware law and other laws impose restrictions on our ability to pay cash dividends on or execute buybacks of our common stock.

Our common stockholders do not have a right to dividends on such shares unless declared or set aside for payment by our Board. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Similarly, Delaware law prohibits stock repurchases that would impair the capital of the Company. Unless we operate profitably, our ability to pay dividends on our common stock or execute stock buybacks would require the availability of adequate “surplus,” which is defined as the excess, if any, of net assets (total assets less total liabilities) over capital. Our business may not generate sufficient surplus or net profits from operations to enable us to pay dividends on our common stock or execute stock buybacks. Additionally, in the case of stock buybacks, we may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information.

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
Based on the market value of our common stock held by our non-affiliates as of June 30, 2024, we determined that we no longer qualified as a “smaller reporting company” effective December 31, 2024, and, as a result, will be unable to take advantage of certain exemptions and relief from various reporting requirements that are applicable to smaller reporting companies. We were required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. The loss of smaller reporting company status and compliance with such larger company disclosure obligations may increase our legal and financial compliance costs.
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
As of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, own 51.7% of the fully diluted common stock of the Company. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.
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
Our cybersecurity program is built upon internationally recognized frameworks and maps to standards published by The National Institute of Standards and Technology ("NIST CSF 2.0"), which develops cybersecurity standards, guidelines, best practices and other resources to meet the needs of U.S. industry, federal agencies and the broader public. Utilizing monitoring technologies in conjunction with a well-established framework of policies, procedures and controls, our processes provide us with the structure to detect and respond to cyber threats, thereby mitigating the risk of potential cybersecurity issues. In addition, we conduct reoccurring security awareness training, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage material risks from cyber threats include the risks arising from threats associated with third party service providers, including cloud-based platforms.
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
Our Information Security Coordinator, members of our incident response team and our third party consultants each have extensive experience in the information technology area. The Chief Information and Compliance Officer has over 12 years of experience in the information technology area and holds a Master of Business Administration with a focus in Technology from Oklahoma Christian University. Additionally, our Vice President of Technology has 12 years of professional experience in the information security area.

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
Shares of our common stock are listed on the NYSE American under the symbol "REPX". There were approximately 231 holders of record of our common stock as of March 2, 2026.
Dividends
The Company declared quarterly dividends totaling approximately $33.6 million and $31.0 million for the years ended December 31, 2025, and 2024, respectively. The cash dividends were declared for all issued and outstanding common shares including unvested restricted stock issued under the Company's Amended and Restated 2021 Long-Term Incentive Plan.
The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board's determination of any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. The Company's Credit Facility and Senior Notes can limit the dividends the Company is able to pay unless the Company meets certain covenants in accordance with our credit agreement and the terms of the Senior Notes. See Note 11 - Shareholders' Equity in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for additional information on our dividends.
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
In December 2025, our Board of Directors approved a stock repurchase program (the “Public Repurchase Program”) authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Public Repurchase Program does not obligate us to purchase any common stock and may be suspended, modified, extended or discontinued by the Board at any time. During the fourth quarter of 2025, no shares were purchased under the Public Repurchase Program. The remaining repurchase authority under the Public Repurchase Program at December 31, 2025, was $100 million.

We also receive shares from employees for the payment of personal income tax withholding upon vesting of stock-based compensation transactions. The acquisition of the surrendered shares is not part of our Public Repurchase Program to repurchase shares of our common stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase.
Our common stock repurchase activity during the fourth quarter of 2025 was as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 31	38,910	$26.97	—	—
November 30	250,106	$26.41	—	—
December 31	—	$—	—	$100,000,000
_____________________
(1)On November 21, 2025, the Company retired 250,000 shares of our common stock received as consideration in connection with the Viking Sale. All other shares purchased during the fourth quarter reflect shares received from employees for personal income tax withholding upon vesting of stock-based compensation awards. These shares were not part of our Public Repurchase Program. See Note 4 - Acquisitions and Divestitures in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of the Viking Sale.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Riley Permian's common stock over a five fiscal-year period plus the three months ending December 31, 2021, with the cumulative total returns of the Russell 2000 Index and the SPDR Oil and Gas Exploration & Production ETF (“XOP”). The graph was prepared assuming $100 was invested on September 30, 2020, our fiscal year-end in effect prior to the 2021 fiscal year-end change, in Riley Permian’s common stock, the Russell 2000 Index and the XOP and dividends reinvested subsequent to the initial investment. The closing price of our common stock on December 31, 2025, was $26.40.

Comparison of 5-Year Cumulative Total Shareholder Return
Dollars Indexed to September 30, 2020
$350
$300
$250
$200
$150
$100
$50
9/30/2020
9/30/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Riley Exploration Permian, Inc.
Russell 2000
XOP

The graph and related information should not be deemed “soliciting material” or to be “filed” with the SEC, nor should such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference into such a filing. The graph and information are included for historical comparative purposes only and should not be considered indicative of future stock performance.

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
The following discussion and analysis focuses primarily on our results for 2025 and 2024 and comparisons between those periods. Discussion of 2023 results and comparisons between 2024 and 2023 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K.
Overview
Riley Permian is a growth-oriented, independent oil and natural gas company focused on horizontal drilling of conventional oil-saturated and liquids-rich formations in the Permian Basin that produce long-term cash flows. The majority of our acreage is located in Yoakum County, Texas and Eddy County, New Mexico.

Our strategic business objectives include enhancing the rate of return on our invested capital, generating sustainable free cash flow, maintaining a strong and flexible balance sheet and maximizing our returns to shareholders. We implement this strategy primarily through identification and capture of attractive development opportunities, optimization of our assets and pursuing complementary growth opportunities that increase our scale and meet our strategic and financial objectives.
Recent Developments
Geopolitical and Economic Conditions
Commodity prices remain volatile. General domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of tariffs, actions of OPEC+ countries and changes to the current political environment could prolong market volatility and cause a decline in commodity prices.
Although the broader rate of inflation has moderated, we continue to monitor the risk of persistent cost pressures in specific areas of our operating expenses and capital expenditures. Our margins may be compressed if costs increase more than commodity prices. Additionally, the current interest rate environment remains sensitive to shifts in macroeconomic factors and central bank policies. Increased interest rates could have the effects of raising our cost of capital and the potential for depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business.
The Company cannot estimate the length or gravity of the future impact these conditions will have on the Company's results of operations, financial position, liquidity and the value of the oil and natural gas reserves.

Midstream Sale
On December 3, 2025, the Company sold all of our membership interests in Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that holds certain midstream infrastructure projects in Eddy County, New Mexico, to Targa for an aggregate cash purchase price of approximately $111 million, subject to customary purchase price adjustments. The Midstream Sale also provided for the subsequent sale by the Company of certain compressor station assets for an aggregate cash purchase price of approximately $10 million plus reimbursement of $1.4 million of capital improvements; this second transaction closed on December 24, 2025. In connection with the Midstream Sale, the Company recognized a pre-tax gain of $71.7 million, net of $2.6 million of transaction costs, which was recorded in our consolidated statement of operations. The Company also has the right to earn up to an additional $60 million in cash payments contingent upon achieving certain volumetric performance thresholds over a five-year period.
Viking Sale
On November 21, 2025, the Company sold its interest in oil and natural gas properties in Texas outside of the Company's acreage in the Champions field, which had a net carrying value of $10.4 million to an affiliate of Combo. The properties consisted of six established units in Lee and Fayette Counties, Texas, which were jointly developed by the Company and Combo. In exchange for the Company's interest in these assets, we received and subsequently retired 250,000 shares of the Company's common stock. The net carrying value of the assets plus cash paid of $0.8 million less the tax impact of the sale resulted in a reduction to additional paid-in capital of $10.2 million.
Silverback Acquisition
On July 1, 2025, the Company closed on the acquisition of 100% of the ownership interests of Silverback for approximately $123 million, which included approximately $120 million paid in cash and approximately $3 million of estimated fair value related to potential earnout payments. The Silverback Acquisition added approximately 40,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico. The Company funded the acquisition with cash on hand and borrowings under our Credit Facility.

RPC Power Joint Venture
During the year ended December 31, 2025, the Company contributed an additional $15.8 million to RPC Power which increased our total capital contributions to $39.5 million. As of December 31, 2025, the Company owned 50% of the joint venture. On December 31, 2025, RPC Power declared a $3 million dividend of which $1.5 million was the Company's portion. The dividend was paid in January 2026.
Credit Facility Amendment
On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027), increase the borrowing base from $375 million to $400 million, and add one new lender to the lending group. In December 2025, through the semi-annual redetermination process, the Company's borrowing base was reaffirmed at $400 million and the requirement for natural gas hedging was removed.
Results of Operations
Comparison for the years ended December 31, 2025, and 2024.

	Year Ended December 31,
	2025	2024
Revenues (in thousands):(1)
Oil sales, net	$398,341	$408,935
Natural gas sales, net	(3,322)	(1,412)
NGLs sales, net	(3,039)	2,278
Oil and natural gas sales, net	$391,980	$409,801

Production Data, net:
Oil (MBbls)	6,328	5,519
Natural gas (MMcf)	11,669	7,484
NGLs (MBbls)	2,387	1,486
Total (MBoe)	10,660	8,252

Daily combined volumes (Boe/d)	29,205	22,546
Daily oil volumes (Bbls/d)	17,337	15,079

Average Realized Prices:(1)
Oil ($ per Bbl)	$62.95	$74.10
Natural gas ($ per Mcf)	$(0.28)	$(0.19)
NGLs ($ per Bbl)	$(1.27)	$1.53

Average Realized Prices, including derivative settlements:(1)(2)
Oil ($ per Bbl)	$65.46	$73.67
Natural gas ($ per Mcf)	$(0.22)	$0.37
NGLs ($ per Bbl)(3)	$(1.27)	$1.53
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price we received and resulted in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains and losses on the settlement of our commodity derivative contracts. These gains and losses are included under other income (expense) in the Company’s consolidated statements of operations.
(3)During the periods presented, the Company did not have any NGL derivative contracts in place.

Oil and Natural Gas Revenues
Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. Realized prices and revenues from product sales are a function of the volumes produced, product quality, market prices, gas Btu content, as well as GP&T costs. GP&T costs are allocated across natural gas and NGLs based on revenue, which leads to heightened fluctuations in such cost allocations across periods. Our revenues from oil, natural gas and NGL sales do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in the volume of production sold or changes in commodity prices. The following table presents the Company's oil and natural gas sales prior to and net of GP&T costs:

	Year Ended December 31,
	2025	2024
Revenues:	(In thousands)
Oil sales, net	$398,341	$408,935

Gas sales, gross	$7,272	$2,480
Less: GP&T costs	(10,594)	(3,892)
Gas sales, net	$(3,322)	$(1,412)

NGL sales, gross	$44,159	$31,591
Less: GP&T costs	(47,198)	(29,313)
NGL sales, net	$(3,039)	$2,278

Oil and natural gas sales, gross	$449,772	$443,006
Less: GP&T costs	(57,792)	(33,205)
Oil and natural gas sales, net	$391,980	$409,801
The Company’s total oil and natural gas sales, net decreased $17.8 million, or 4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The following tables summarize the effects of price, volume and GP&T cost changes on our revenues from oil, natural gas and NGLs:
Oil revenues
Oil revenues decreased by $10.6 million.

(In thousands)
Oil sales, net for the year ended December 31, 2024	$408,935
Price	(70,538)
Volume	59,944
Oil sales, net for the year ended December 31, 2025	$398,341
Our realized oil prices decreased by $11.15 per Bbl, which was the result of an $11.24 per Bbl decrease in the average WTI price. Daily oil volumes increased by 15% due to increased production from new wells turned to sales in our Red Lake field as well as the partial year contribution from the Silverback Acquisition.

Natural gas revenues
Natural gas revenues decreased by $1.9 million.

(In thousands)
Gas sales, net for the year ended December 31, 2024	$(1,412)
Price	3,405
Volume	1,387
GP&T costs	(6,702)
Gas sales, net for the year ended December 31, 2025	$(3,322)

Our realized natural gas prices before GP&T costs increased by $0.29 per Mcf, which was the result of a $1.33 per Mcf increase in the average Henry Hub price, offset by higher allocated GP&T costs due to increased volumes in our Champions field resulting from a full year contribution of additional third party processing capacity that came online in mid-2024, higher volumes in our Red Lake field from new wells turned to sales as well as the partial year contribution from the Silverback Acquisition.
NGL revenues
NGL revenues decreased by $5.3 million.

(In thousands)
NGL sales, net for the year ended December 31, 2024	$2,278
Price	(6,586)
Volume	19,154
GP&T costs	(17,885)
NGL sales, net for the year ended December 31, 2025	$(3,039)

Our realized NGL prices before GP&T costs decreased by $2.76 per Bbl, or 13%, which was the result of an $11.24 per Bbl or 15% decrease in the average WTI price. GP&T costs increased due to increased volumes in our Champions field resulting from a full year contribution of additional third party processing capacity that came online in mid-2024, higher volumes in our Red Lake field from new wells turned to sales as well as the partial year contribution from the Silverback Acquisition.

Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Year Ended December 31,
	2025	2024
Costs and Expenses:	(In thousands)
Lease operating expenses	$87,506	$71,463
Production and ad valorem taxes	$29,052	$29,428
Exploration costs	$361	$2,595
Depletion, depreciation, amortization and accretion	$93,183	$74,900
Impairment of oil and natural gas properties	$1,214	$11,317
Other impairments	$1,607	$30,158

Administrative costs	$31,472	$26,551
Stock-based compensation	9,130	8,138
General and administrative expense	$40,602	$34,689

Transaction costs	$5,176	$1,573
Interest expense, net	$31,364	$34,338
(Gain) loss on derivatives, net	$(36,259)	$1,665
Loss from equity method investment	$886	$721
Gain on midstream sale	$(71,675)	$—
Income tax expense	$48,123	$28,074
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
The Company’s LOE increased by $16.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was driven primarily by higher production volumes, including an $8.3 million increase due to higher production in our Red Lake field, a $7.2 million increase due to Silverback production added to our Red Lake field, and a $0.9 million increase in workovers.
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
Production and ad valorem taxes decreased by $0.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to lower realized prices of $6.8 million and $1.5 million related to the Environment Protection Agency's WEC that was nullified in the first quarter of 2025, partially offset by $5.5 million due to increased production and $2.4 million due to the Silverback Acquisition.

Exploration Costs
Exploration costs consist of exploratory well expense, expiration of unproved leasehold, and geological and geophysical costs which include seismic survey costs. The following table presents the components of exploration costs:

	Year Ended December 31,
	2025	2024
	(In thousands)
Exploratory well expense	$—	$—
Expiration of unproved leasehold	315	2,560
Geological and geophysical costs	46	35
Total exploration costs	$361	$2,595

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
The following table presents the components of the Company's DD&A expense:

	Year Ended December 31,
	2025	2024
	(In thousands)
Depletion	$84,424	$71,260
Accretion	7,193	2,765
Depreciation and amortization	1,566	875
Total DD&A expense	$93,183	$74,900
DD&A expense increased by $18.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily due to higher production in our historical Red Lake and Champions fields, which increased depletion expense by approximately $12 million and $5 million, respectively, in addition to the inclusion of the Silverback Acquisition, which increased depletion expense by approximately $7 million, These increases were partially offset by a lower depletion rate in our Red Lake field, which decreased depletion expense by approximately $8 million due to reserve estimate revisions. Accretion increased $4 million as a result of higher plug-and-abandonment activity occurring on wells acquired in the New Mexico Acquisitions.
Impairments
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
During the year ended December 31, 2025, and 2024, the Company recognized a non-cash impairment loss on proved properties of $1.2 million and $1.8 million, respectively, relating to certain properties in New Mexico outside of the Company's acreage in the Red Lake field. Additionally, the Company recognized a non-cash impairment loss on proved properties of $9.5 million for the year ended December 31, 2024, relating to certain properties in Texas outside of the Company's acreage in the

Champions field that were sold as part of the Viking Sale. The 2025 and 2024 impairments were primarily driven by a reduction in well results and lower commodity prices.
Other Impairments
The Company recognized an additional non-cash impairment loss of $1.6 million for the year ended December 31, 2025 related to equipment from the EOR project that was intended to be repurposed for use in our conventional development programs. The Company also recognized an impairment loss of $30.2 million for the year ended December 31, 2024, which consisted of a non-cash impairment loss of $28.9 million related to the discontinuation of the EOR project, and a cash impairment loss of $1.3 million related a contract termination payment. The discontinuation of the Company's EOR project was in favor of redeploying the required future capital and repurposing certain assets for use in the Company's conventional vertical and horizontal development programs.
General and Administrative ("G&A") Expense
G&A expenses consist of administrative costs and stock-based compensation expense. Administrative costs include corporate overhead such as payroll and benefits for our staff, office costs, fees for professional services such as audit and legal services, technology costs, insurance and other. Stock-based compensation expense reflects costs associated with our stock granted to employees and members of our board of directors. G&A expenses are reported net of overhead recoveries.
For the year ended December 31, 2025, total G&A expense increased by $5.9 million, compared to the year ended December 31, 2024. Administrative costs increased by $4.9 million, which was primarily driven by increased employee headcount, including headcount retained as part of the Silverback Acquisition, resulting in higher compensation expenses, as well as transition costs from the Silverback Acquisition. Additional drivers of increased administrative costs included technology costs, professional services, office costs and insurance costs. Stock-based compensation expense increased by $1.0 million primarily due to an increase in outstanding equity awards.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful commercial transactions, business combinations or unsuccessful acquisitions. The transaction costs of $5.2 million for the year ended December 31, 2025, primarily related to the Silverback Acquisition. During the year ended December 31, 2024, the transaction costs of $1.6 million primarily related to the RPC Power joint venture and costs associated with the negotiation and closing of a long-term gas purchase agreement in addition to potential transactions that the Company evaluated but decided not to pursue further.
Interest Expense, net
Interest expense, net decreased by $3.0 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024. The decrease in interest expense was primarily due to a lower average interest rate on the Credit Facility as well as a lower average balance on the Senior Notes.
Gain (Loss) on Derivatives, net
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

	Year Ended December 31,
	2025	2024
	(In thousands)
Settlements on derivative contracts	$16,615	$1,849
Non-cash gain (loss) on derivatives	19,644	(3,514)
Gain (loss) on derivatives, net	$36,259	$(1,665)

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
Income Tax Expense
Current income taxes represent the amount the Company expects to owe to federal and state tax authorities in the current period, based on our taxable income. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 12 - Income Taxes in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of income taxes. Total income tax expense is summarized below:

	Year Ended December 31,
	2025	2024
	(In thousands)
Current income tax expense	$36,771	$24,872
Deferred income tax expense	11,352	3,202
Total income tax expense	$48,123	$28,074

Effective income tax rate	23.0%	24.0%
The increase in our current income tax expense was due to the Midstream Sale, which increased our current tax liability by $16.5 million, partially offset by an increase in tax depreciation and depletion due to higher production and capital spending. The decrease in our effective income tax rate was primarily due to the federal marginal well tax credit.

Liquidity and Capital Resources
The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, we must make capital investments, like all upstream operators, to sustain and grow production. The Company’s principal liquidity requirements are to finance our operations, fund capital expenditures, fund acquisitions and joint venture commitments, pay dividends and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop the Company’s oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our cash on hand, cash flow from operations, borrowings under our Credit Facility and the issuance of our Senior Notes. At times and as needed, we may also issue debt or equity securities, including through transactions under our shelf registration statement filed with the SEC. In April 2024, the Company issued equity securities and used the proceeds to finance an acquisition, repay outstanding debt and for general corporate purposes. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs.
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
Working Capital
Working capital represents the funds available to meet day-to-day operational needs and is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At December 31, 2025, we had $290 million of undrawn capacity under our Credit Facility. The following table presents the components of working capital:

	Year Ended December 31,
	2025	2024
	(In thousands)
Current Assets:
Cash	$17,889	$13,124
Accounts receivable, net	41,045	44,411
Prepaid expenses	7,763	1,592
Inventory	7,929	5,734
Current derivative assets	19,141	3,264
Total Current Assets	$93,767	$68,125
Current Liabilities:
Accounts payable	$5,083	$13,937
Accrued liabilities	37,690	33,918
Revenue payable	59,606	34,786
Current derivative liabilities	37	—
Current portion of long-term debt	20,000	20,000
Other current liabilities	34,089	20,123
Total Current Liabilities	$156,505	$122,764
Working Capital Deficit	$(62,738)	$(54,639)

Our working capital deficit increased by $8.1 million primarily due to the Silverback Acquisition increasing our revenue payable and the Midstream Sale increasing our income tax payable, which was included in other current liabilities in our consolidated balance sheets, partially offset by an increase in our current derivative assets due to a decrease in crude oil pricing.

Cash Flows
The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$212,539	$246,274
Net cash used in investing activities	$(145,769)	$(147,838)
Net cash used in financing activities	$(62,005)	$(100,631)

Operating Activities
Net cash provided by operating activities were $212.5 million for the year ended December 31, 2025, compared to $246.3 million for the year ended December 31, 2024, and primarily consisted of the following:

	Year Ended December 31,
	2025	2024
	(In thousands)
Total revenues, net	$391,980	$410,181
Operating expenses (1)	$(153,252)	$(128,653)
Advances from joint interest owners	$(6,828)	$11,020
Settlements on derivative contracts	$16,615	$1,849
Interest paid, net of capitalized interest	$(28,214)	$(31,582)
Tax liabilities paid, net of refunds	$(20,565)	$(18,084)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs, transaction costs and other minor operating expenses.
The decrease in net cash provided by operating activities was due primarily to lower revenues from a decrease in realized prices and higher operating expenses due to higher production volumes. Increased settlements on derivatives partially offset the decrease in revenues.
Investing Activities
Net cash flows used in investing activities were $145.8 million for the year ended December 31, 2025, compared to $147.8 million for the year ended December 31, 2024, and primarily consisted of the following:

	Year Ended December 31,
	2025	2024
	(In thousands)
Additions to oil and natural gas properties	$(89,624)	$(98,490)
Additions to midstream property and equipment	$(36,667)	$(10,964)
Net assets acquired in business combination	$(117,702)	$—
Acquisitions of oil and natural gas properties	$(2,161)	$(19,597)
Disposition of midstream property and equipment	$120,204	$—
Contributions to equity method investment	$(15,750)	$(17,912)
Capital expenditures for oil and natural gas properties decreased due to fewer wells drilled and lower facility costs. Additions to midstream property and equipment increased due to continued construction of the midstream project, which was subsequently sold as part of the Midstream Sale, generating cash inflows from the disposition. Net assets acquired in business combinations increased due to the Silverback Acquisition. Acquisitions of oil and natural gas properties decreased due to the 2024 New Mexico Acquisition with no comparable activity in 2025.

Financing Activities
Net cash flows used in financing activities were $62.0 million for the year ended December 31, 2025, compared to $100.6 million for the year ended December 31, 2024, and primarily consisted of the following:

	Year Ended December 31,
	2025	2024
	(In thousands)
Repayments to Credit Facility, net	$(5,000)	$(70,000)
Repayments to Senior Notes, net of issuance costs	$(20,000)	$(20,000)
Payment of cash dividends	$(33,325)	$(30,831)
Proceeds from issuance of common shares, net	$—	$25,415
Net repayments under our Credit Facility decreased year over year. During 2025, we drew on our Credit Facility to fund the Silverback Acquisition, and for general working capital purposes, and subsequently repaid borrowings with proceeds from the Midstream Sale. During 2024, we drew on the Credit Facility to fund the 2024 New Mexico Acquisition, and for general working capital purposes, and subsequently repaid borrowings with excess cash flow. The proceeds from issuance of common shares in 2024 was attributable to equity securities issued in 2024 with no comparable activity in 2025.
Credit Facility and Senior Notes
The Company's borrowing base on our Credit Facility was $400 million with outstanding borrowings of $110 million at December 31, 2025, representing available borrowing capacity of $290 million.
On February 22, 2023, the Company amended our Credit Facility to, among other things, allow for the issuance of unsecured Senior Notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the 2023 New Mexico Acquisition, the Company entered into the fourteenth amendment to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. On November 14, 2023, through the semi-annual redetermination process and fifteenth amendment, the Company increased our borrowing base from $325 million to $375 million, resulting in the addition of two new lenders and the exit of one lender. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increase the borrowing base from $375 million to $400 million, which was reaffirmed in December 2025 with the removal of the natural gas hedging requirement. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
During the year ended December 31, 2023, the Company issued $200 million in principal amount of Senior Notes with a maturity date of April 2028. The proceeds from the Senior Notes were used to finance the 2023 New Mexico Acquisition. The Senior Notes had a principal balance of $145 million as of December 31, 2025.
See Note 10 - Long-Term Debt in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our long-term debt.
Dividends
For the year ended December 31, 2025, the Company recognized quarterly dividends totaling approximately $33.6 million, with $33.3 million paid in cash and $0.3 million accrued for the holders of unvested restricted stock awards. For the years ended December 31, 2025, and 2024, the Company paid cash dividends of approximately $0.8 million and $0.7 million, respectively, to holders of restricted stock upon vesting. See Note 11 - Shareholders' Equity in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for further discussion.
Contractual Obligations
As of December 31, 2025, the Company had a remaining volume commitment of less than five years with Stakeholder. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement to fund our portion of the capital budget for the RPC Power joint venture. Further, the Company entered into the A&R Gas Purchase Agreement that required an acreage dedication and a minimum volume commitment to Targa for a significant portion of our natural gas production in New Mexico. This agreement is expected to commence before the end of 2026. See Note 15 - Commitments and Contingencies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our commitments and contingencies.
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
Similar to the evaluation of suspended exploratory well costs, costs for unproved leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, unproved leasehold costs are assessed for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2025, the Company had approximately $156.0 million of unproved leasehold. Of the remaining unproved leasehold costs at December 31, 2025, approximately $3.4 million is scheduled to expire in 2026. The Company expects to renew or extend these leases in 2026. If our drilling is not successful, this leasehold could become partially or entirely impaired.
Once a well is drilled, capitalized well costs for drilling and completion activities must be evaluated at least yearly or whenever facts and circumstances indicate a decline in the recoverability of their carrying value may have occurred. At the end of each year, the undiscounted future cash flows are compared to the carrying value on a field basis to evaluate if the carrying value is recoverable. If the carrying value is not recoverable, the Company will compare the carrying value of the asset to its fair value and recognize any impairment loss in the period. Significant inputs and judgments are used in determining the fair value of the assets. The Company utilizes a discounted cash flow model in order to estimate fair value by modeling the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with the expected cash flow projected.
During the year ended December 31, 2025, and 2024, the Company recognized a non-cash impairment loss on proved properties of $1.2 million and $1.8 million, respectively, relating to certain properties in New Mexico outside of the Company's acreage in the Red Lake field. Additionally, the Company recognized a non-cash impairment loss on proved properties of $9.5 million for the year ended December 31, 2024, relating to certain properties in Texas outside of the Company's acreage in the Champions field that were sold as part of the Viking Sale. The 2025 and 2024 impairments were primarily driven by a reduction in well results and lower commodity prices.
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
Business Combinations
The 2023 New Mexico Acquisition and the Silverback Acquisition resulted in the Company acquiring assets and assuming liabilities in transactions accounted for as business combinations. In connection with these acquisitions, we allocated the purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date.
We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in these acquisitions. The most significant assumptions relate to the estimated fair values of proved and unproved oil and gas properties. The fair value of identifiable assets acquired and liabilities assumed is determined based on various valuation techniques, including market prices, discounted cash flow analysis, and independent appraisals. Significant judgments and assumptions are inherent in these valuation techniques and include, among other things, estimates of reserves, estimates of future commodity prices, expected development costs, lease operating costs and the discount rate that reflects the risk of the underlying cash flow estimates. In addition, the earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model which involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices.
Estimated fair values assigned to assets acquired can have a significant impact on future results of operations presented in the Company's financial statements. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net income. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable.
See Note 4 - Acquisitions and Divestitures in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our acquisitions.
See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our significant accounting policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide both quantitative and qualitative insights into our exposure to market risk. Market risk refers to the potential for financial loss arising from adverse changes in commodity prices and interest rates. These disclosures are not intended to serve as precise forecasts of future losses, but rather to offer a framework for understanding reasonably possible risks. The forward-looking information presented reflects our approach to managing and mitigating market risk exposure within the context of our ongoing operational and financial strategy. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
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

See Note 6 - Derivative Instruments and Note 7 - Fair Value Measurements in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our commodity-based derivative contracts and the fair value measurements associated with our derivatives, respectively.
For the year ended December 31, 2025, oil and natural gas sales, net was $392.0 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $39.2 million if there was a 10% change in realized pricing. As of December 31, 2025, the fair value of our oil and natural gas derivative contracts was a net asset of $24 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $29 million.
Interest Rate Risk
Our business is subject to the effects of market interest rates. These interest rates are influenced by macroeconomic factors such as inflation, consumer spending and federal reserve monetary policy. Interest rate risk could increase our cost of capital and potentially slow economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. We are also exposed to market risk related to changes in interest rates on our indebtedness under our Credit Facility. To mitigate this risk, the Company utilizes interest rate derivative contracts to partially reduce exposure to interest rate fluctuations.
See Note 10 - Long-Term Debt and Note 6 - Derivative Instruments in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" for a full discussion of our long-term debt and interest rate derivative contracts, respectively.
Item 8. Financial Statements and Supplementary Data
The information required by this item appears beginning on page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by BDO USA, P.C., an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2025, as stated in their report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma

Opinion on Internal Control over Financial Reporting
We have audited Riley Exploration Permian, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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
March 4, 2026

Item 9B. Other Information
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
Except as noted above, during the year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On March 3, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Employment Agreement, dated March 26, 2025, with Bobby D. Riley, the Company’s Chief Executive Officer. The Amendment increases the change-in-control severance multiple set forth in Section 8(b) of the employment agreement from 200% to 300% of Mr. Riley’s base salary and annual bonus for purposes of calculating the change-in-control payment. Except as expressly amended by the Amendment, the employment agreement remains in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 11. Executive Compensation
Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as provided below, information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Outstanding Equity Awards

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	346,645
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	346,645
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

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
2.3
Securities Purchase Agreement dated May 3, 2025, by and between Silverback Legacy, LLC and Silverback Blocker, LLC, as Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2025).

2.4
Purchase and Sale Agreement dated December 3, 2025, by and between Riley Exploration - Permian, LLC and Targa Northern Delaware LLC (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 4, 2025).

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
4.1
Description of Registrant's Securities (incorporated by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2024).

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
10.16†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and Corey Riley (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 7, 2025).

10.17†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025 by and between Riley Exploration Permian, Inc. and Philip Riley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 26, 2025)

10.18†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025 by and between Riley Exploration Permian, Inc. and Bobby D. Riley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 26, 2025).

10.19†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and Jeffrey M. Gutman (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 7, 2025).

10.20†
Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of April 8, 2025, by and between the Company and John Suter (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 7, 2025).

10.21	Second Amended and Restated Registration Rights Agreement dated October 7, 2020 by and among Riley Exploration – Permian, LLC, Riley Exploration Group, Inc., Yorktown Energy Partners XI, L.P., Boomer Petroleum, LLC, Bluescape Riley Exploration Holdings LLC, Bluescape Riley Acquisition Company LLC, Bobby D. Riley, Kevin Riley and Corey Riley (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A, as filed with the Securities and Exchange Commission on December 31, 2020, Registration No. 333-250019).
10.22	Eleventh Amendment to the Credit Agreement dated as of April 29, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2022).
10.23	Twelfth Amendment to the Credit Agreement dated as of October 25, 2022, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2022).
10.24	Thirteenth Amendment to the Credit Agreement dated as of February 22, 2023, by and among Riley
Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the
Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on
February 27, 2023).
10.25	Purchase and Sale Agreement dated February 22, 2023 by and between Pecos Oil & Gas, LLC, as
Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference from Exhibit
2.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange
Commission on February 27, 2023).
10.26	Commitment Letter dated February 22, 2023 by and between Riley Exploration Permian, Inc. and EOC Partners Advisors L.P. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2023)
10.27	Fourteenth Amendment to the Credit Agreement dated as of April 3, 2023, by and among Riley
Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the
Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on
April 4, 2023).
10.28†	Riley Exploration Permian, Inc. 2021 Long Term Incentive Plan, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).

10.29†	Form of Restricted Stock Agreement (Time Vesting - Named Executive Officers), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.30†	Form of Restricted Stock Agreement (Non-Employee Director), as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.31†	Form of Common Stock Award Agreement, as amended and restated as of April 21, 2023 (Incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2023).
10.32†
Form of Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 26, 2025).

10.33
Fifteenth Amendment to the Credit Agreement dated as of November 14, 2023, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2025).

10.34
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

10.35†	Amendment No. 1 to Amended and Restated Employment Agreement dated March 3, 2025 with an effective date of March 3, 2026 by and between Riley Exploration Permian, Inc. and Bobby D. Riley.
19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2025).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Ryder Scott Company, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Riley Exploration Permian, Inc. Clawback Policy Effective December 1, 2023 (incorporated by reference from Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2024).

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

RILEY EXPLORATION PERMIAN, INC.

Date: March 4, 2026	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date
/s/ Bobby Riley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2026
Bobby Riley

/s/ Philip Riley	Chief Financial Officer and Executive Vice President of Strategy (Principal Financial Officer)	March 4, 2026
Philip Riley

/s/ Jeffrey Gutman	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2026
Jeffrey Gutman

/s/ Brent Arriaga	Director	March 4, 2026
Brent Arriaga

/s/ Bryan H. Lawrence	Director	March 4, 2026
Bryan H. Lawrence

/s/ E. Wayne Nordberg	Director	March 4, 2026
E. Wayne Nordberg

/s/ Beth A. di Santo	Director	March 4, 2026
Beth A di Santo

/s/ Rebecca Bayless	Director	March 4, 2026
Rebecca Bayless

	Director	March 4, 2026
Bobby Saadati

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Riley Exploration Permian, Inc.
Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Riley Exploration Permian, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Future Production Volumes Used to Estimate Proved Oil and Natural Gas Reserves and the Associated Effect on Depreciation, Depletion and Amortization (“DD&A”) Expense Related to Proved Oil and Natural Gas Properties
As disclosed by management and described in Notes 3 and 5 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas producing activities. Management uses internal and independent petroleum engineers to make significant estimates, including estimating the future production volumes of proved oil and natural gas reserves. The Company’s oil and natural gas properties, net balance as of December 31, 2025 was $995.5 million, which includes proved oil and natural gas properties of $1,153.1 million and accumulated depletion, amortization and impairment of $339.2 million. DD&A expense was $84.4 million for the year ended December 31, 2025.

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

Estimation of Future Production Volumes Used to Estimate Fair Value of the Acquired Oil & Natural Gas Properties in the Silverback Acquisition

As disclosed by management and described in Note 4 to the consolidated financial statements, the Company completed the Silverback Acquisition for approximately $122.7 million. The Company recognized oil and natural gas properties of $140.1 million, which are included in oil and natural gas properties, net within the Company’s consolidated balance sheet. To determine the acquisition date fair value of the oil and natural gas properties, management used internal engineers to make significant estimates, including estimating the future production volumes of the acquired oil and natural gas reserves.

We have identified the estimation of future production volumes used to estimate the fair value of the acquired oil and natural gas properties in the Silverback Acquisition as a critical audit matter. Estimating future production volumes involves a high degree of subjectivity from management and their internal petroleum engineers. Changes in this estimate could have a significant effect on the fair value of the acquired oil and natural gas properties. Auditing the estimation of future production volumes required subjective and complex auditor judgement.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the professional qualifications and objectivity of the internal petroleum engineers, including their relationship to the Company.
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
Houston, Texas
March 4, 2026

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$17,889	$13,124
Accounts receivable, net	41,045	44,411
Prepaid expenses	7,763	1,592
Inventory	7,929	5,734
Current derivative assets	19,141	3,264
Total Current Assets	93,767	68,125
Oil and natural gas properties, net (successful efforts)	995,539	860,797
Other property and equipment, net	21,872	30,477
Non-current derivative assets	5,117	585
Equity method investment	36,188	22,811
Funds held in escrow	1,196	—
Other non-current assets, net	15,899	10,706
Total Assets	$1,169,578	$993,501
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$5,083	$13,937
Accrued liabilities	37,690	33,918
Revenue payable	59,606	34,786
Current derivative liabilities	37	—
Current portion of long-term debt	20,000	20,000
Other current liabilities	34,089	20,123
Total Current Liabilities	156,505	122,764
Non-current derivative liabilities	112	414
Asset retirement obligations	59,977	32,706
Long-term debt	227,855	249,494
Deferred tax liabilities	86,119	76,547
Other non-current liabilities	4,768	961
Total Liabilities	535,336	482,886
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 21,718,800 and 21,482,555 shares issued at December 31, 2025 and December 31, 2024, respectively	22	21
Additional paid-in capital	306,660	310,232
Retained earnings	327,560	200,362
Total Shareholders' Equity	634,242	510,615
Total Liabilities and Shareholders' Equity	$1,169,578	$993,501
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$391,980	$409,801	$372,647
Contract services - related parties	—	380	2,400
Total Revenues	391,980	410,181	375,047
Costs and Expenses:
Lease operating expenses	87,506	71,463	58,817
Production and ad valorem taxes	29,052	29,428	25,559
Exploration costs	361	2,595	4,165
Depletion, depreciation, amortization and accretion	93,183	74,900	65,055
Impairment of oil and natural gas properties	1,214	11,317	9,760
Other impairments	1,607	30,158	—
General and administrative:
Administrative costs	31,472	26,551	26,569
Stock-based compensation expense	9,130	8,138	6,833
Cost of contract services - related parties	—	363	579
Transaction costs	5,176	1,573	5,817
Total Costs and Expenses	258,701	256,486	203,154
Income from Operations	133,279	153,695	171,893
Other Income (Expense):
Interest expense, net	(31,364)	(34,338)	(31,816)
Gain (loss) on derivatives, net	36,259	(1,665)	6,193
Loss from equity method investment	(886)	(721)	(218)
Gain on midstream sale	71,675	—	—
Total Other Income (Expense)	75,684	(36,724)	(25,841)
Net Income from Operations Before Income Taxes	208,963	116,971	146,052
Income tax expense	(48,123)	(28,074)	(34,461)
Net Income	$160,840	$88,897	$111,591

Net Income per Share:
Basic	$7.61	$4.29	$5.66
Diluted	$7.59	$4.26	$5.58
Weighted Average Common Shares Outstanding:
Basic	21,134	20,712	19,705
Diluted	21,194	20,875	20,000

The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2022	20,161	$20	$274,643	$58,783	$333,446
Stock-based compensation expense	315	—	6,978	—	6,978
Repurchased shares for tax withholding	(80)	—	(2,511)	—	(2,511)
Issuance of common shares under ATM	9	—	2	—	2
Dividends declared	—	—	—	(27,911)	(27,911)
Net income	—	—	—	111,591	111,591
Balance, December 31, 2023	20,405	$20	$279,112	$142,463	$421,595
Stock-based compensation expense	155	—	8,138	—	8,138
Repurchased shares for tax withholding	(92)	—	(2,432)	—	(2,432)
Issuance of common shares, net	1,015	1	25,414	—	25,415
Dividends declared	—	—	—	(30,998)	(30,998)
Net income	—	—	—	88,897	88,897
Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Stock-based compensation expense	574	1	9,129	—	9,130
Repurchased shares for tax withholding	(88)	—	(2,481)	—	(2,481)
Repurchase and retirement of shares	(250)	—	(10,220)	—	(10,220)
Dividends declared	—	—	—	(33,642)	(33,642)
Net income	—	—	—	160,840	160,840
Balance, December 31, 2025	21,719	$22	$306,660	$327,560	$634,242
The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net income	$160,840	$88,897	$111,591
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	300	2,560	4,143
Depletion, depreciation, amortization and accretion	93,183	74,900	65,055
Impairment of oil and natural gas properties	1,214	11,317	9,760
Other impairments	1,607	28,850	—
(Gain) loss on derivatives, net	(36,259)	1,665	(6,193)
Settlements on derivative contracts	16,615	1,849	(17,221)
Amortization of deferred financing costs and discount	4,768	5,299	4,161
Stock-based compensation expense	9,130	8,138	6,978
Deferred income tax expense	11,352	3,202	27,589
Loss from equity method investment	886	721	218
Gain on midstream sale	(71,675)	—	—
Other	2	—	(25)
Changes in operating assets and liabilities
Accounts receivable, net	12,357	(9,285)	(9,575)
Prepaid expenses	(290)	(53)	(717)
Inventory	274	1,512	(546)
Other non-current assets, net	(3,401)	(994)	(1,179)
Accounts payable and accrued liabilities	(3,729)	9,877	3,200
Revenue payable	10,710	4,000	11,470
Other current liabilities	4,655	13,819	(1,514)
Net Cash Provided by Operating Activities	212,539	246,274	207,195
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(89,624)	(98,490)	(134,796)
Additions to midstream property and equipment	(36,667)	(10,964)	—
Additions to other property and equipment	(1,564)	(875)	(1,065)
Net assets acquired in business combination	(117,702)	—	(324,686)
Acquisitions of oil and natural gas properties	(2,161)	(19,597)	(5,443)
Acquisitions of land	(1,309)	—	—
Disposition of midstream property and equipment	120,204	—	—
Contributions to equity method investment	(15,750)	(17,912)	(3,566)
Funds held in escrow	(1,196)	—	—
Net Cash Used in Investing Activities	(145,769)	(147,838)	(469,556)
Cash Flows from Financing Activities:
Deferred financing costs	(432)	(2,783)	(7,406)
Proceeds from Credit Facility	155,000	15,000	185,000
Repayments under Credit Facility	(160,000)	(85,000)	(56,000)
Proceeds from Senior Notes, net of issuance costs	—	—	188,000
Repayments of Senior Notes	(20,000)	(20,000)	(15,000)
Payment of cash dividends	(33,325)	(30,831)	(27,706)
Proceeds from issuance of common shares, net	—	25,415	2
Repurchase of common shares for tax withholding and other	(3,248)	(2,432)	(2,511)
Net Cash Provided by (Used in) Financing Activities	(62,005)	(100,631)	264,379
Net Increase (Decrease) in Cash	4,765	(2,195)	2,018
Cash, Beginning of Year	13,124	15,319	13,301
Cash, End of Year	$17,889	$13,124	$15,319

The accompanying notes are an integral part of these consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$28,214	$31,582	$27,140
Income taxes, net of refunds	$20,565	$18,084	$9,949
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$(2,945)	$1,058	$(5,850)
Transfer of inventory to oil and natural gas properties	$2,351	$29	$—
Right-of-use assets obtained in exchange for operating lease liability	$3,139	$632	$1,277
Net asset transfer for common shares	$9,453	$—	$—
Assets contributed to equity method investment	$—	$—	$2,272
Distributions declared from equity method investment	$1,487	$—	$—
Asset retirement obligations assumed in acquisitions	$19,284	$9,727	$19,359
Revisions in asset retirement obligations	$7,724	$1,856	$—
Fair value of contingent consideration transferred in business combination	$3,100	$—	$—
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
On May 7, 2024, the Company completed an acquisition of oil and natural gas properties in the Yeso trend of the Permian Basin in Eddy County, New Mexico ("2024 New Mexico Asset Acquisition"), which added 13,900 contiguous net acres to the Company's existing acreage in Eddy County, New Mexico.
On July 1, 2025, the Company completed the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries ("Silverback") which own oil and natural gas assets and operations located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico (“Silverback Acquisition”). The acquisition added approximately 40,000 net acres directly adjacent to and overlapping with the Company's existing core acreage primarily in Eddy County, New Mexico.
For further information regarding the 2023 New Mexico Acquisition, the 2024 New Mexico Asset Acquisition, and the Silverback Acquisition, see Note 4 - Acquisitions and Divestitures.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions which may at times exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on our cash and cash equivalents. The Company did not have cash equivalents as of December 31, 2025, and 2024.
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
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivable included in the Company’s consolidated balance sheets and are recorded in administrative costs in our consolidated statements of operations if failure to collect an estimable portion is determined to be probable.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounts receivable, net is summarized below:

	December 31,
	2025	2024
	(In thousands)
Oil, natural gas and NGL sales	$31,037	$33,632
Joint interest accounts receivable	6,291	9,626
Allowance for credit losses	(601)	(62)
Other accounts receivable	4,318	1,215
Total accounts receivable, net	$41,045	$44,411
As of December 31, 2023, the Company had accounts receivables, net from oil, natural gas and NGL sales of $31.1 million.
Inventory
The Company's inventory represents tangible assets such as drilling pipe, tubing, casing and operating supplies used in the Company's future drilling or repair operations. The Company accounts for our inventory using the first-in, first-out method and it is valued at the lower of cost or net realizable value. If the cost of inventory exceeds the net realizable value, we will adjust the carrying amount of inventory to the net realizable value, and record the adjustment in the consolidated statements of operations.
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
On the sale or retirement of a complete unit of a proved property or field, the cost and related accumulated depletion, depreciation and amortization are eliminated from the oil and natural gas property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the unamortized cost of the property is apportioned to the interest sold and the interest retained is accounted for on the basis of the fair value of the retained interests and a gain or loss is recognized if the divestiture significantly affects the depletion rate. These gains or losses would be recognized as a gain (loss) on sale of oil and gas properties in the consolidated statement of operations.
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
Upon the sale of an entire interest in an unproved property for cash or cash equivalents, a gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. This gain or loss would be recognized as a gain (loss) on sale of oil and gas properties in the consolidated statement of operations. Proceeds from the sale

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of partial interests in unproved oil and natural gas properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.
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
Business Combinations
The Company accounts for business combinations in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The Company accounts for our acquisitions that qualify as a business using the acquisition method in which the Company recognizes and measures identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at their fair values as of the acquisition date. If the set of assets and activities acquired is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.
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
Other Property and Equipment, net
Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of in use property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Capitalized costs related to leasehold improvements are depreciated over the life of the lease. Land costs are accounted for at cost and are not depreciated. Components of other property and equipment consisted of computer equipment, computer software, office furniture, tools and equipment, land, buildings and improvements, vehicles, and midstream property and equipment that was sold in 2025 in the Midstream Sale.
Other property and equipment, net is summarized below:

	December 31,
	2025	2024
	(In thousands)
Furniture, fixtures and other	$7,583	$5,882
Land	17,983	16,673
Midstream property and equipment	—	11,297
Other property and equipment	$25,566	$33,852
Accumulated depreciation and amortization	(3,694)	(3,375)
Total other property and equipment, net	$21,872	$30,477

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Equity Issuance Costs
Equity issuance costs include underwriter, legal, accounting, printing and other fees to issue common equity securities. These issuance costs are netted against offering proceeds at the time of issuance and are reported as additional paid-in capital when related to the issuance of common equity securities. The issuance costs are expensed in our consolidated statements of operations if the issuance is unsuccessful.
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Deferred financing costs, net	$4,064	$4,949
Right-of-use assets	3,323	1,398
Prepaid capital expenditures	2,116	2,124
Deposits	4,846	2,168
Other	1,550	67
Total other non-current assets, net	$15,899	$10,706
The Company incurred $0.4 million and $2.7 million in financing costs related to the amendments of the Credit Facility during the year ended December 31, 2025, and 2024, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued capital expenditures	$12,125	$10,441
Accrued lease operating expenses	7,160	7,676
Accrued general and administrative costs	11,403	8,123
Accrued inventory	1,123	1,709
Accrued ad valorem tax	5,277	5,396
Other accrued expenditures	602	573
Total accrued liabilities	$37,690	$33,918

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Advances from joint interest owners	$4,451	$11,278
Income taxes payable	22,175	5,233
Current ARO liabilities	3,455	2,562
Other	4,008	1,050
Total other current liabilities	$34,089	$20,123
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
Components of the changes in ARO consisted of the following and is shown below:

	December 31,
	2025	2024
	(In thousands)
ARO, beginning balance	$35,268	$23,044
Liabilities incurred	143	78
Liabilities assumed in acquisitions	19,284	9,727
Liabilities removed upon sale	(88)	—
Revision of estimated obligations	7,724	1,856
Liability settlements and disposals	(2,591)	(2,291)
Accretion	3,692	2,854
ARO, ending balance	$63,432	$35,268
Less: current ARO (1)	(3,455)	(2,562)
ARO, long-term	$59,977	$32,706
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Transaction Price Allocated to Remaining Performance Obligations
Based on the Company’s current product sales contracts, with contract terms ranging from one to fifteen years, each unit of production is considered a separate performance obligation and therefore future production volumes are wholly unsatisfied and do not require allocation or disclosure of the transaction price to remaining performance obligations.
Contract Balances
Under the Company’s product sales contracts, the Company has the right to invoice customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
Revenue is recorded in the month in which production is delivered to the purchaser. However, certain settlement statements for oil, natural gas and NGLs may not be received for thirty to ninety days after the date production is delivered and, as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences identified between the Company’s revenue estimates and actual revenue received historically have not been significant. For the years ended December 31, 2025, and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of Revenue
The Company's oil, natural gas and NGL sales are presented net of gathering, processing and transportation costs ("GP&T costs"). These costs, related to natural gas and NGLs, at times exceeded the price we received and resulted in negative average realized prices.
The following table presents oil and natural gas sales disaggregated by product:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Oil and natural gas sales:
Oil sales, net	$398,341	$408,935	$363,125
Natural gas sales, net	(3,322)	(1,412)	2,612
NGL sales, net	(3,039)	2,278	6,910
Total oil and natural gas sales, net	$391,980	$409,801	$372,647

Contract Services with Related Parties
The Company had contracts with related parties to provide certain contract operating, accounting and back-office support services prior to 2025. Revenue related to these contract services was recognized over time as the services were rendered, and the fee was stated within the contract at a fixed monthly rate. Costs directly attributable to performing these services were also recognized as the services were rendered. Refer to Note 9 - Transactions with Related Parties for a more detailed discussion regarding these contracts.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Lease Operating Expenses
Lease operating costs, including labor costs for field personnel, electricity, equipment rental, contract services, workovers and other operating expenses are expensed as incurred and included in lease operating expenses in our consolidated statements of operations.
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
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. Interest and penalties, if any, related to uncertain tax positions are included in current income tax expense. There are no unrecorded liabilities for uncertain tax positions related to the Company as of December 31, 2025, and 2024. See further discussion in Note 12- Income Taxes.
Interest Expense, net
We have financed a portion of our working capital requirements, capital expenditures and certain acquisitions with borrowings under our Credit Facility as well as the issuance of Senior Notes. We incur interest expense that is affected by both fluctuations in interest rates, our debt balances and our financing decisions. Interest expense, net in our consolidated statements of operations reflects interest, unused commitment fees paid to our lender, interest rate swap settlements, interest income and the amortization of deferred financing costs (including origination and amendment fees) less amounts allocated to capital expenditures, which are capitalized. Interest expense, net was $31.4 million, $34.3 million and $31.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized interest represents interest expense related to capital projects during the period in which the Company is incurring costs and expending resources to get the properties ready for their intended purpose. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as the underlying asset. Capitalized interest was $2.0 million, $2.4 million and $3.2 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Concentrations of Credit Risk
Our customer concentration may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and natural gas industry.
We sell our production at market prices and to a relatively small number of purchasers, as is customary in the exploration, development and production business. Our purchaser contracts include marketing provisions with our purchasers to market our production. For the year ended December 31, 2025, one purchaser accounted for 60% of our revenue purchased. For the years ended December 31, 2024, and 2023, one purchaser accounted for 70% of our revenue purchased. For the years ended

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025, 2024 and 2023, an additional purchaser accounted for 30%, 22% and 20%, respectively. Due to the recent acquisition of Stakeholder Midstream, LLC ("Stakeholder") by Targa Northern Delaware LLC ("Targa") and upon commencement of the new gas purchase agreement ("A&R Gas Purchase Agreement"), substantially all of our natural gas and NGLs will be sold to a single purchaser. The loss of either of these purchasers could materially and adversely affect our revenues in the short-term. However, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil and natural gas are fungible products with well-established markets. Further, the Company has the right to market our oil and natural gas production under these agreements.
Our primary exposure to credit risk is through receivables from the sale of our oil, natural gas, and NGLs (approximately $31.0 million at December 31, 2025) and the collection of receivables from joint interest owners for their proportionate share of expenditures made on properties in which we serve as the operator (approximately $6.3 million at December 31, 2025).
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
The carrying values of financial instruments comprising cash and cash equivalents, payables, receivables, related party accounts receivable/payable and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of the Senior Notes is based on estimates of current rates available for similar issues with similar maturities and are classified as Level 2 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates and is considered Level 2 in the fair value hierarchy. The liability

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
associated with the earnout payments related to the Silverback Acquisition is accounted for at fair value on a recurring basis and is considered Level 3 in the fair value hierarchy. Assets and liabilities accounted for at fair value on a non-recurring basis in accordance with the fair value hierarchy include the initial recognition of ARO and the fair value of oil and natural gas properties when acquired in a business combination or assessed for impairment and are considered Level 3 in the fair value hierarchy.
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
For the years ended December 31, 2025, and 2024, we have not designated our derivative contracts as hedges for accounting purposes and therefore changes in the fair value of derivatives are recognized in earnings. Cash settlements of contracts are included in cash flows from operating activities in our consolidated statements of cash flows. Derivative contracts are settled on a monthly basis.
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
Leases
The Company's current leases include office space, limited office equipment and field vehicles. The Company reviews all contracts to determine if a lease exists at contract inception. A lease exists when the Company has the right to obtain substantially all of the economic benefit of a specific asset and to control the use of that asset over the term of the agreement. Identified leases are classified as an operating or finance lease, which determines the recognition, measurement and presentation of expenses. As of December 31, 2025, and 2024, the Company did not have any finance leases. Operating leases are capitalized in our consolidated balance sheets at commencement through a lease right-of-use ("ROU") asset and lease liability representing the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Options to extend or terminate leases are included in the lease term when it is reasonably certain the Company will exercise the option. For operating leases, lease costs are recognized on a straight-line basis over the term of the lease.
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
The following table presents additional lease information:

	December 31,
	2025	2024
	(In thousands)
ROU asset	$3,323	$1,398
Current lease liability	$1,259	$758
Long-term lease liability	$2,138	$673
IBR	7.27%	7.79%
Weighted average discount rate on all outstanding leases	7.76%	7.47%
Weighted average remaining lease term (years)	2.7	2.2
Lease expense was $1.4 million, $1.2 million and $0.8 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The ROU asset, current lease liability and non-current lease liability are included in other non-current assets, net, other current liabilities and other non-current liabilities, respectively, in our consolidated balance sheets. Lease expense for the Company is included in general and administrative costs in our consolidated statements of operations.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective January 1, 2024. See Note 14 - Segments. The adoption and implementation of this standard did not have a material impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures which requires disaggregated information about the Company's effective tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company adopted this update retrospectively effective January 1, 2025. See Note 12 - Income Taxes. The adoption and implementation of this standard did not have a material impact on the Company's disclosures.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(4) Acquisitions and Divestitures
Midstream Sale
On December 3, 2025, the Company sold all of our membership interests in Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that holds certain midstream infrastructure projects in Eddy County, New Mexico, to Targa for an aggregate cash purchase price of approximately $111 million, subject to customary purchase price adjustments (the "Midstream Sale"). The Midstream Sale also provided for the subsequent sale by the Company of certain compressor station assets for an aggregate cash purchase price of approximately $10 million plus reimbursement of $1.4 million of capital improvements; this second transaction closed on December 24, 2025. In connection with the Midstream Sale, the Company recognized a pre-tax gain of $71.7 million, net of $2.6 million of transaction costs, which was recorded in our consolidated statement of operations. The Company also has the right to earn up to an additional $60 million in cash payments contingent upon achieving certain volumetric performance thresholds over a five-year period, beginning after the project in-service date in the A&R Gas Purchase Agreement, which is expected to be in-service before the end of 2026. No amounts were recognized during the year ended December 31, 2025.
Silverback Acquisition
On July 1, 2025, the Company completed the acquisition of 100% of the ownership interests of Silverback which owns oil and natural gas assets and operations located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico for approximately $123 million, which included approximately $120 million paid in cash and approximately $3 million of estimated fair value related to potential earnout payments. The purchase price is subject to change pending final purchase price adjustments including the release of $1.2 million remaining in escrow.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following presents the allocation of the total purchase price of the Silverback Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the closing date of the acquisition:

Preliminary purchase price allocation as of December 31, 2025 (in thousands):

Consideration:
Cash consideration paid to sellers upon closing	$119,559
Preliminary estimated fair value of earnout payments	3,100
Total consideration transferred	$122,659

Fair value of assets acquired:
Cash	$1,857
Accounts receivable	7,784
Prepaid expenses	313
Inventory	5,371
Current derivative asset	1,029
Oil and gas properties	140,126
Other property and equipment	602
Other non-current assets	1,421
Amount attributable to assets acquired	$158,503

Fair value of liabilities assumed:
Accounts payable	$364
Accrued liabilities	1,825
Revenue payable	14,371
Asset retirement obligations	19,284
Amount attributable to liabilities assumed	$35,844

Net assets acquired	$122,659
Cash consideration included deposits into escrow of $14.2 million at signing and $6.9 million at closing for title defects. As of December 31, 2025, $4.6 million of the closing escrow was returned to the Company, $1.1 million was paid to the sellers and $1.2 million remains in escrow and is reflected as funds held in escrow in our consolidated balance sheets.
The Company may potentially pay the sellers quarterly earnout payments of up to $1.9 million per fiscal quarter during calendar years 2026 and 2027 if the New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. See additional information on the fair value measurement of the earnout payments in Note 7 - Fair Value Measurements.
The Company funded the acquisition with cash on hand and borrowings under our Credit Facility. Transaction costs associated with the Silverback Acquisition were approximately $4.6 million for the year ended December 31, 2025.
Post-Acquisition Operating Results
The results of operations attributable to the Silverback Acquisition since the closing date of the acquisition have been included in the consolidated statements of operations and include $27.0 million of total revenues, net and $15.0 million of earnings, which represents total revenues, net less production taxes and LOE, for the year ended December 31, 2025.
Pro Forma Operating Results (Unaudited)
The results of operations of the Silverback Acquisition have been included in the Company's consolidated financial statements since the closing date of the acquisition. The following supplemental, unaudited pro forma combined financial information for the years ended December 31, 2025, and 2024 reflect the consolidated results of operations of the Company as

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
if the Silverback Acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2024 instead of being recorded in the year ended December 31, 2025, (ii) depletion, depreciation and amortization expense and (iii) interest expense related to the financing for the Silverback Acquisition. In addition, the pro forma information has been effected for income taxes with a blended statutory rate of 25.7% for the year ended December 31, 2025, and 2024.

	Year Ended December 31,
	2025	2024
	(In thousands, except per share amounts)
Total revenues	$428,574	$484,575
Net income	$170,725	$86,924
Basic net income per common share	$8.08	$4.20
Diluted net income per common share	$8.06	$4.16
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
Viking Sale
On November 21, 2025, the Company sold its interest in oil and natural gas properties in Texas outside of the Company's acreage in the Champions field ("Viking Sale"), which had a net carrying value of $10.4 million to an affiliate of Combo Resources, LLC ("Combo"). The properties consisted of six established units in Lee and Fayette Counties, Texas, which were jointly developed by the Company and Combo. In exchange for the Company's interest in these assets, we received and subsequently retired 250,000 shares of the Company's common stock. The net carrying value of the assets plus cash paid of $0.8 million less the tax impact of the sale resulted in a reduction to additional paid-in capital of $10.2 million.
2024 New Mexico Asset Acquisition
On May 7, 2024, the Company completed the acquisition of oil and natural gas properties in Eddy County, New Mexico, for a cash purchase price of approximately $19.1 million plus $0.5 million in transaction costs. The 2024 New Mexico Asset Acquisition was accounted for as an asset acquisition, with the final purchase price and transaction costs being capitalized to oil and natural gas properties. This acquisition was funded through a combination of proceeds from the 2024 equity issuance ("2024 Equity Offering") discussed in Note 11 - Shareholders' Equity and cash on hand.
2023 New Mexico Acquisition
On April 3, 2023, the Company completed the acquisition of oil and natural gas properties in Eddy County, New Mexico, from Pecos Oil & Gas, LLC for $324.7 million, funded through a combination of proceeds from the issuance of $200 million of Senior Notes and borrowings under the Company's Credit Facility. The 2023 New Mexico Acquisition was accounted for as a business combination.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(5) Oil and Natural Gas Properties
Oil and natural gas properties are summarized below:

	December 31,
	2025	2024
	(In thousands)
Proved	$1,153,126	$1,027,183
Unproved	155,979	100,974
Work-in-progress	25,668	21,318
	$1,334,773	$1,149,475
Accumulated depletion, amortization and impairment	(339,234)	(288,678)
Total oil and natural gas properties, net	$995,539	$860,797
As of December 31, 2025, and 2024, the Company had no exploratory wells included in work-in-progress.
Depletion expense for proved oil and natural gas properties was $84.4 million, $71.3 million and $62.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Exploration costs were $0.4 million, $2.6 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were primarily attributable to expiration of oil and natural gas leases in 2025 and 2024 and exploratory well expense and the expiration of oil and natural gas leases in 2023.
Impairment of Proved Properties
Certain proved oil and natural gas properties were impaired during the year ended December 31, 2025. Our impairment test involved a step assessment to determine if the net book value of our proved oil and natural gas properties is expected to be recovered from the estimated undiscounted future net cash flows. We calculated the expected undiscounted future net cash flows of our long-lived assets using management’s assumptions and expectations.
Certain oil and natural gas properties in New Mexico outside of the Company's acreage in the Red Lake field failed the initial step assessment, which looks at the carrying value compared to undiscounted cash flows for these properties. For these assets, we used a discounted cash flow analysis to estimate fair value. The expected future net cash flows were discounted using a rate of 10.0%, which we believe represents the estimated weighted average cost of capital of a market participant. Based on this assessment of our long-lived assets impairment test, the carrying value exceeded the estimated fair market value, and we recognized a non-cash impairment.
For the year ended December 31, 2025, and 2024, the Company recognized a non-cash impairment of $1.2 million and $1.8 million, respectively, relating to certain properties in New Mexico outside of the Company's acreage in the Red Lake field. Additionally, the Company recognized a non-cash impairment loss on proved properties of $9.5 million for the year ended December 31, 2024, relating to certain properties in Texas outside of the Company's acreage in the Champions field that were sold as part of the Viking Sale. The 2025 and 2024 impairments were primarily driven by a reduction in well results and lower commodity prices. In 2023, the Company recognized an impairment of $9.8 million on proved properties in Texas, outside of the Champions field that were sold as part of the Viking Sale. These impairments are included in our consolidated statements of operations as impairments of oil and natural gas properties. See further discussion of our fair value assumptions in Note 7 - Fair Value Measurements.
Impairment of Enhanced Oil Recovery (EOR) Project
The cost of proved and unproved oil and natural gas properties are assessed for impairment at least annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We compare the undiscounted future cash flows of the oil, natural gas and NGL properties to the carrying amount of the oil, natural gas and NGL properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil, natural gas and NGL properties to their estimated fair value which is considered a Level 3 measurement. As part of the impairment review during the third quarter 2024, the Company made the decision to discontinue our EOR Project, which was in work-in-process, in favor of redeploying the required future capital and

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
salvaging the assets for use in our conventional vertical and horizontal development programs. As a result of this decision, the remaining fair value for the EOR Project was determined to be zero, after $1.8 million in compressors and other equipment were transferred to inventory for future use in our consolidated balance sheets. The Company also recorded a non-cash impairment loss of $28.9 million and a cash impairment loss of $1.3 million related to a contract termination payment. The total $30.2 million impairment is included in other impairments in our consolidated statements of operations. In 2025, the Company determined the fair value of the compressors to be zero, and therefore wrote off the cost of the compressors and recorded a non-cash impairment loss of $1.6 million and is included in other impairments in our consolidated statement of operations.
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
As of December 31, 2025, the Company's oil and natural gas derivative instruments consisted of the following types:
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the open financial derivative positions as of December 31, 2025, related to oil and natural gas production:

	2026				2027
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Oil
WTI Oil Swaps
Volume (Bbl)	636,000	600,000	600,000	600,000	305,000	170,000	90,000
Weighted average price ($/Bbl)	$61.96	$61.69	$60.98	$60.69	$61.07	$60.81	$58.90

WTI Oil Collars
Volume (Bbl)	516,000	486,000	480,000	440,000	355,000	477,000	340,000
Weighted average floor price ($/Bbl)	$59.55	$57.78	$56.99	$56.39	$57.03	$55.31	$51.68
Weighted average ceiling price ($/Bbl)	$77.16	$73.54	$72.31	$68.61	$66.19	$68.35	$66.02

Natural Gas
Henry Hub Natural Gas Swaps
Volume (MMBtu)	1,005,000	450,000	300,000	500,000	600,000
Weighted average price ($/MMBtu)	$3.97	$3.64	$3.59	$4.07	$4.19

Henry Hub Natural Gas Collars
Volume (MMBtu)	225,000	900,000	900,000	600,000	450,000
Weighted average floor price ($/MMBtu)	$3.67	$3.05	$3.05	$3.43	$3.80
Weighted average ceiling price ($/MMBtu)	$4.30	$3.74	$3.74	$4.79	$5.84

Waha Basis Swaps
Volume (MMBtu)	450,000	450,000	450,000	600,000	1,350,000	675,000	675,000	675,000
Weighted average price ($/MMBtu)	$(2.01)	$(2.26)	$(2.26)	$(1.31)	$(0.87)	$(0.75)	$(0.75)	$(0.75)

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
The following table summarizes the open interest rate derivative positions as of December 31, 2025:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
January 2026 - April 2026	Long	$30,000	3.18%
January 2026 - April 2026	Long	$50,000	3.04%
April 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our consolidated balance sheets:

	December 31, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$22,121	$(2,980)	$19,141
Non-current derivative assets	9,316	(4,199)	5,117
Current derivative liabilities	(3,017)	2,980	(37)
Non-current derivative liabilities	(4,311)	4,199	(112)
Total	$24,109	$—	$24,109

	December 31, 2024
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,817	$(6,553)	$3,264
Non-current derivative assets	6,661	(6,076)	585
Current derivative liabilities	(6,553)	6,553	—
Non-current derivative liabilities	(6,490)	6,076	(414)
Total	$3,435	$—	$3,435
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Settlements on derivative contracts	$16,615	$1,849	(17,221)
Non-cash gain (loss) on derivatives	19,644	(3,514)	23,414
Gain (loss) on derivatives, net	$36,259	$(1,665)	$6,193

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The carrying values of financial instruments comprising cash, payables, receivables, and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the Silverback Acquisition, 2024 New Mexico Asset Acquisition and 2023 New Mexico Acquisition in addition to the fair value of assets and liabilities when considered for impairment are considered Level 3 measurements.
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

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$31,437	$—	$31,437
Interest rate assets	$—	$—	$—	$—
Financial liabilities:
Commodity derivative liabilities	$—	$(7,179)	$—	$(7,179)
Interest rate liabilities	$—	$(149)	$—	$(149)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$15,301	$—	$15,301
Interest rate assets	$—	$1,177	$—	$1,177
Financial liabilities:
Commodity derivative liabilities	$—	$(13,043)	$—	$(13,043)
Earnout Payments - Silverback
The earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model that incorporated forward strip pricing as of December 31, 2025. The valuation process involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices. The average expected value from the simulations was then discounted using the Company's cost of debt. Based on the forward strip pricing as of December 31, 2025, management determined that no material change in estimates was necessary. The fair value of the earnout payments is considered a Level 3 measurement due to the unobservable inputs including volatility and the discount rate, as well as the detailed modeling required to estimate fair value. See Note 4 - Acquisitions and Divestitures for additional information on the earnout payments.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2025
Fair Value
(In thousands)
Earnout Payments (Level 3)	$3,100
As of December 31, 2025, $1.0 million is accrued in other current liabilities and $2.1 million is accrued in other long-term liabilities in our consolidated balance sheets.
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$110,000	$110,000	$115,000	$115,000
Senior Notes (Level 2)(1)	$137,855	$149,312	$154,464	$172,864
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
The fair value of ARO incurred and acquired during the years ended December 31, 2025, and 2024, totaled approximately $19.4 million and $9.8 million, respectively. The fair value of additions and revisions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plugging and abandonment costs per well for all oil and natural gas wells and for all disposal wells; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) our average credit-adjusted risk-free rate. These assumptions represent Level 3 inputs.
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
For the year ended December 31, 2025, the Company recognized a non-cash impairment loss to our oil and natural gas properties of $1.2 million related to acreage in New Mexico outside of our Red Lake field as well as a non-cash impairment

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
loss of $1.6 million for the previously repurposed compressors related to the EOR project. At the time of impairment, the oil and natural gas properties in New Mexico outside of our Red Lake field had a net book value of $1.2 million and a fair value of zero resulting in an impairment loss of $1.2 million. The compressors related to the EOR project had a net book value of $1.6 million and a fair value of zero resulting in an impairment loss of $1.6 million.
For the year ended December 31 2024, the Company recognized non-cash impairment losses of $11.3 million related to acreage in Texas and New Mexico outside of our Champions and Red Lake fields as well as a non-cash impairment loss of $28.9 million related to the discontinuation of the EOR project. As of December 31, 2024, the oil and natural gas properties in Texas outside of the Champions field had a net book value of $21.1 million and a fair value of $11.6 million resulting in an impairment loss of $9.5 million and the oil and natural gas properties in New Mexico outside of the Red Lake field had a net book value of $3.1 million and a fair value of $1.3 million resulting in an impairment loss of $1.8 million. The EOR project had a net book value of $41.7 million and a fair value of $12.8 million for repurposed assets (including the EOR compressors) with alternative uses, resulting in an impairment loss of $28.9 million.
For the year ended December 31, 2023, the Company recognized non-cash impairment losses to our oil and natural gas properties of $9.8 million related to acreage in Texas outside of our Champions field. As of December 31, 2023, the oil and natural gas properties in Texas outside of the Champions field had a net book value of $33.7 million and a fair value of $23.9 million.
In preparing these assessments, the Company utilized a discounted cash flow approach to estimate fair value. The assumptions utilized in the discounted cash flow are considered Level 3, consistent with the discussion above. Under the discounted cash flow methodology, the expected future net cash flows were discounted using a weighted average cost of capital rate reflective of a market participant rate. Additionally, the assumptions utilized include the future commodity prices for oil and natural gas based on NYMEX strip pricing for WTI and Henry Hub, as adjusted for differentials (using the Company's historical average of differentials, which approximate a market participant's differentials) and operating cost assumptions based on the Company's historical LOE, which are deemed to estimate a market participant's operating costs. See further discussion of our impairments in Note 5 - Oil and Natural Gas Properties.
(8) Equity Method Investment
RPC Power
RPC Power LLC ("RPC Power") is our power-focused joint venture with Conduit Power LLC, in which we have 50% ownership. The Company is involved in two current projects with RPC Power.
The first project provides a portion of our electric power needs for our field operation in our Champions field. This project consists of two sites located within the Company's operating area. The power generated and delivered by RPC Power is consumed by operating activities and not sold to the electric grid.
The second project is intended to provide power for the sale into the Electric Reliability Council of Texas ("ERCOT"), the primary electric grid of Texas, with none of the generation consumed by Riley Permian. This project consists of four sites located outside of the Company's operating area, but in the west Texas region.
As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of December 31, 2025, the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Company had invested $39.5 million in the joint venture, comprised of $37.2 million in cash and $2.3 million of contributed assets, which was reduced by the Company's share of losses and increased by our share of income in the joint venture.
During the year ended December 31, 2025, the Company contributed an additional $15.8 million to RPC Power. The Company has a remaining commitment to invest up to an additional $12.0 million, if required, to fund our portion of the future capital budget for the RPC Power joint venture. On December 31, 2025, RPC Power declared a $3 million dividend, of which $1.5 million was the Company's portion. The dividend was paid in January 2026.
We account for any distributions received from our equity method investment using the nature-of-distribution approach. Under this approach, distributions are classified based on the underlying activity of the investee that generated them. Returns on investment are presented within operating activities, while returns of investment are presented within investing activities in our consolidated statement of cash flows.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Year Ended December 31,
	2025	2024
	(In thousands)
Equity method investment, beginning balance	$22,811	$5,620
Contributions	15,750	17,912
Distributions	(1,487)	—
Loss from equity method investment	(886)	(721)
Equity method investment, ending balance	$36,188	$22,811
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
In May 2024, the Company entered into a 10-year natural gas supply agreement ("Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to commence in 2026.
The Company incurred LOE from RPC Power of approximately $7.7 million, $4.3 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, the Company had approximately $0.7 million and $1.2 million accrued for RPC Power, which was included in accrued liabilities in our consolidated balance sheets.
See additional information related to RPC Power in Note 8 - Equity Method Investment and Note 15 - Commitments and Contingencies for additional information on future commitments.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract Services
Prior to January 31, 2024, the Company provided certain administrative and operational services to Combo pursuant to a management services agreement (the "Combo MSA") for a monthly fee of $100 thousand and reimbursement of all third party expenses.
The Company also provided certain administrative services pursuant to a services agreement (the "REG MSA") with Riley Exploration Group, LLC (“REG”) for a monthly fee and reimbursement of all third party expenses until the REG MSA was terminated effective May 31, 2024.
The following table presents revenues from and related cost for contract services for related parties:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Combo	$—	$100	$1,200
REG	—	280	1,200
Contract services - related parties	$—	$380	$2,400

Cost of contract services	$—	$363	$579
The Company had no revenues from or related costs for contract services for related parties during the year ended December 31, 2025. The Company had no amounts payable or receivable with Combo or REG as of December 31, 2025, and 2024.
Consulting and Legal Fees
The Company has an engagement agreement with di Santo Law PLLC ("di Santo Law"), a law firm owned by Beth di Santo, a member of our Board of Directors, pursuant to which di Santo Law's attorneys provide legal services to the Company.
The Company incurred legal fees from di Santo Law of approximately $2.2 million, $1.4 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, the Company had approximately $1.7 million and $0.3 million in amounts accrued for di Santo Law, which were included in other current liabilities in our consolidated balance sheets.
Other Related Party Transactions
See Note 4 - Acquisitions and Divestitures for a full discussion of the Viking Sale.
In certain instances, business requires our employees to charter privately owned aircraft in furtherance of our business, including accessing remote areas of our field operation. The Company arranges travel through a charter company, which also manages an aircraft in which our Chief Executive Officer holds a time-sharing agreement for a private aircraft. The Company from time to time will use the aircraft in which our Chief Executive Officer has the time-sharing agreement in place as the fees for this aircraft are less than others offered by the charter company. We pay fees incurred for flights directly to the charter company that manages the planes. During each of the years ended December 31, 2025, and 2024, we paid the charter company $0.2 million and $0.1 million, respectively for flights chartered by our employees. The Company did not pay for the use of a chartered plane during the year ended December 31, 2023.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	December 31,
	2025	2024
	(In thousands)
Credit Facility	$110,000	$115,000
Senior Notes
Principal	$145,000	$165,000
Less: Unamortized discount(1)	5,095	7,547
Less: Unamortized deferred financing costs(1)	2,050	2,959
Total Senior Notes	$137,855	$154,494

Total debt	$247,855	$269,494
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$227,855	$249,494
_____________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of December 31, 2025, and 2024, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Debt maturities as of December 31, 2025, excluding unamortized deferred financing costs, are as follows:

Year Ending December 31,
(In thousands)
2026	$20,000
2027 (1)	130,000
2028	105,000
2029	—
2030	—
Thereafter	—
Total	$255,000
_____________________
(1)The credit facility amount outstanding of $110 million as of December 31, 2025, has a stated maturity date of December 2028 which is subject to an earlier maturity date of October 2027 if any Senior Notes are still outstanding as of October 2027. For purposes of this table, the Company used the earlier date of October 2027; however, if the Senior Notes are no longer outstanding before this date, the stated maturity would become December 2028.

Credit Facility
On September 28, 2017, REP LLC entered into a credit agreement (the "Credit Agreement") to establish a senior secured Credit Facility with a syndicate of banks including Truist Bank, as administrative agent. The Credit Facility had an initial borrowing base of $25 million with a maximum facility amount of $500 million. On February 22, 2023, the Company amended our Credit Facility to, among other things, allow for the issuance of unsecured senior notes of up to $200 million. On April 3, 2023, and concurrent with the closing of the 2023 New Mexico Acquisition, the Company entered into the fourteenth amendment to the Credit Facility to, among other things, increase the maximum facility amount to $1.0 billion and the borrowing base from $225 million to $325 million, resulting in the addition of new lenders to the lending group. On November 14, 2023, through the semi-annual redetermination process and fifteenth amendment, the Credit Facility was amended to increase the borrowing base from $325 million to $375 million, resulting in the addition of two new lenders and the exit of one lender. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increase the borrowing base from $375 million to $400 million, which was reaffirmed in December 2025 with the removal of the natural gas hedging requirement. Substantially all of the Company’s assets are pledged to secure the Credit Facility.

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
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Agreement also contains a total leverage ratio for Restricted Payments, as defined in the Credit Agreement, after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.0. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company is also required to limit our cash balance to less than $32.5 million or 10% of the borrowing base, whichever is greater. If the Company's cash balance exceeds this limit on the last business day of the month, the Company will be required to apply the excess to reduce our Credit Facility borrowings. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company must maintain a minimum hedging requirement included in the Credit Agreement for oil based on our proved developed producing projected volumes on a rolling 24-month basis. The following table summarizes the Credit Facility balances:

	December 31,
	2025	2024
	(In thousands)
Outstanding borrowings	$110,000	$115,000
Available under the borrowing base	$290,000	$285,000
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
Interest is due and payable at the end of each quarter. In addition to interest, the Issuer will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of December 31, 2025, the Company had $20 million in current liabilities in our consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table summarizes the Company's interest expense:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest expense	$28,309	$31,411	$30,464
Interest income	(676)	(866)	(233)
Capitalized interest	(2,013)	(2,350)	(3,187)
Amortization of deferred financing costs	2,316	2,730	2,278
Amortization of discount on Senior Notes	2,452	2,569	1,883
Unused commitment fees on Credit Facility	976	844	611
Total interest expense, net	$31,364	$34,338	$31,816
During the year ended December 31, 2025, and 2024, the weighted average interest rate on the Credit Facility was 7.39% and 7.79%, respectively.
As of December 31, 2025, and 2024, the Senior Notes had $5.1 million and $7.5 million of unamortized discount and $2.1 million and $3.0 million of unamortized deferred financing costs, respectively, resulting in an effective interest rate of 13.4% during the years ended December 31, 2025, and 2024.
As of December 31, 2025, and 2024, the Company was in compliance with all covenants contained in the Credit Agreement and the Note Purchase Agreement.

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below summarizes the following cash distributions declared to common shareholders during the periods presented below:

Quarter Ended	Per Share Distribution	Total Distribution
		(In thousands)
2025
December 31, 2025	$0.40	$8,763
September 30, 2025	$0.38	$8,365
June 30, 2025	$0.38	$8,352
March 31, 2025	$0.38	$8,162

2024
December 31, 2024	$0.38	$7,795
September 30, 2024	$0.36	$8,104
June 30, 2024	$0.36	$7,770
March 31, 2024	$0.36	$7,329

2023
December 31, 2023	$0.36	$7,477
September 30, 2023	$0.34	$6,737
June 30, 2023	$0.34	$6,846
March 31, 2023	$0.34	$6,851
Stock-Based Compensation
On April 21, 2023, at the Company's annual meeting of stockholders, the Company's stockholders approved the A&R LTIP that increased the total number of shares of common stock, par value $0.001 per share, by 950,000 shares that may be utilized for awards pursuant to the Plan from 1,387,022 to 2,337,022. The A&R LTIP had 346,645 shares available as of December 31, 2025.
The A&R LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws ("ISOs"); (ii) stock options that do not qualify as ISOs (iii) stock appreciation rights, or SARs; (iv) restricted stock awards, or RSAs; (v) restricted stock units, or RSUs, (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards, all of which are collectively referred to as the "Awards".
The A&R LTIP authorizes the Compensation Committee to administer the plan and designate eligible persons as participants, determine the type or types of Awards to be granted to an eligible person, determine the number of shares of stock or amount of cash to be covered by the Awards, approve the forms of award agreements for use under the plan, determine the terms and conditions of any Award, modify, waive or adjust any terms or conditions of an Award that has been granted, among other responsibilities delegated by the Company's Board.
In March 2025, the Company introduced performance-based restricted stock awards in addition to time-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth and the interests of its shareholders. Performance-based restricted stock awards represent 30% of total executive award value and may be earned based on the Company’s achievement of total shareholder return ("TSR") relative to its peer group during the applicable three-year performance period. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years, with dividends paid on the number of shares vested. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares (the full 200%), which assumes the highest percentage payout for the performance-based restricted stock awards. The fair value of performance awards were estimated as of the date of grant using a Monte Carlo simulation with the following assumptions:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2025
Grant-date fair value	$45.07
Risk-free interest rate	4.02%
Volatility factor	55.88%
Restricted Shares
The Company granted 413,554, 183,605 and 346,869 restricted shares to executives, employees and independent directors of the Company during the years ended December 31, 2025, 2024 and 2023, respectively. The Company estimates the fair values of the restricted shares as of the closing price of the Company's common stock on the grant date of the award, with the expense recognized as stock-based compensation on a straight-line basis over the vesting period.
The Company granted 124,418 in performance shares to executives during the year ended December 31, 2025. The grant-date fair value of the awards was determined to be 148% of the expected payout and is recognized as stock-based compensation expense on a straight-line basis over the requisite service period.
The holders of these restricted shares receive dividends, in arrears, once the shares vest. The Company has accrued for these dividends which are recorded in accrued liabilities and other non-current liabilities. All current restricted shares granted have a service period between 3 and 36 months.
The following table presents the Company's restricted stock activity during the year ended December 31, 2025, under the A&R LTIP:

	Restricted Stock Awards		Performance Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares(3)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	387,915	$26.57	—	$—
Granted(1)	413,554	$29.99	149,039	$45.07
Vested(2)	(224,665)	$24.96	—	$—
Forfeited	(7,654)	$27.73	—	$—
Unvested at December 31, 2025	569,150	$29.67	149,039	$45.07
_____________________
(1)For the years ended December 31, 2024, and 2023, the weighted average grant date fair value of restricted stock award shares granted during the year was $28.75 and $28.68, respectively.
(2)For the years ended December 31, 2025, 2024 and 2023, the total fair value of restricted stock award shares vested during the year was $5.6 million, $7.1 million and $6.4 million, respectively.
(3)Performance shares granted during year ended December 31, 2025, are remeasured at the end of each reporting period based on the Company's TSR ranking as of the applicable period-end date.
The following table presents unrecognized stock-based compensation expense expected to be recognized and the related weighted average recognition period associated with unvested shares as of December 31, 2025:

	Restricted Stock Awards	Performance Stock Awards
Unrecognized compensation expense (in millions)	$11.8	$2.8
Weighted average period for recognition (months)	22	27
For the years ended December 31, 2025, 2024 and 2023, the total stock-based compensation expense was $9.1 million, $8.1 million and $7.0 million, respectively. For the years ended December 31, 2024, and 2023, stock-based compensation expense also included expense associated with equity awards attributable to separation agreements with former Company executives. Stock-based compensation expense is included in general and administrative costs in the Company's consolidated statements of operations for the restricted stock awards granted under the A&R LTIP. If shares are subject to forfeiture, the Company will recognize forfeitures as they occur as a reduction to stock-based compensation expense in our consolidated statements of operations and a decrease to shareholders' equity in our consolidated balance sheets. Any unpaid dividends on forfeited shares will be recognized as a decrease to accrued liabilities and other non-current liabilities and an increase to shareholders' equity in our consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share Repurchases
In December 2025, our Board of Directors approved a stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended from time to time, modified, extended or discontinued by the Board at any time. During the fourth quarter of 2025, no shares were purchased under the Repurchase Program. The remaining repurchase authority under the Repurchase Program at December 31, 2025 was $100 million.
Share Retirements
On November 21, 2025, the Company retired 250,000 shares of our common stock received as consideration in connection with the Viking Sale. As a result, the Company booked $10.2 million as a reduction to additional paid-in capital. See Note 4 - Acquisitions and Divestitures for a full discussion of the Viking Sale.
At-The-Market Equity Sales Program ("ATM")
On September 1, 2023, the Company entered into an Equity Distribution Agreement in connection with an ATM pursuant to which the Company may offer and sell from time to time up to an aggregate $50 million of our common stock through our agents. During the year ended December 31, 2025, the Company did not execute any sales under the ATM program. As of December 31, 2025, the Company had remaining capacity to sell up to an additional $49.7 million of common stock under the ATM program.
2024 Equity Offering
On April 8, 2024, the Company issued and sold 1,015,000 shares of common stock at a price of $27.00 per share. Net proceeds from the 2024 Equity Offering were approximately $25.4 million, after deducting underwriting discounts and commissions and expenses. The proceeds were used for financing an acquisition, repayment of outstanding debt and general corporate purposes.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax expense:
Federal	$33,039	$22,814	$5,852
State	3,732	2,058	1,020
Total current income tax expense	$36,771	$24,872	$6,872
Deferred income tax expense:
Federal	$8,403	$1,666	$24,305
State	2,949	1,536	3,284
Total deferred income tax expense	$11,352	$3,202	$27,589
Total income tax expense(1)	$48,123	$28,074	$34,461
_____________________
(1)For the year ended December 31, 2025, a book tax benefit of $1.0 million related to the Viking Sale was recognized in additional paid-in capital. See Note 4 - Acquisitions and Divestitures for additional information on the Viking Sale.
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of our assets and liabilities. The Company's net deferred tax position is as follows:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2025	2024
	(In thousands)
Intangibles	$129	$146
Stock-based compensation	1,709	1,129
Interest expense limitation	—	19
Accruals and other	421	1,893
Net operating loss	2,578	2,639
Total deferred tax assets	$4,837	$5,826
Oil and natural gas assets	84,981	80,972
Other fixed assets	466	628
Unrealized gain on derivatives	5,509	773
Total deferred tax liabilities	$90,956	$82,373
Net deferred tax liabilities	$86,119	$76,547
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

U.S federal statutory tax rate	$43,882	21.0%	$24,564	21.0%	$30,671	21.0%
State income taxes, net of federal income tax effect(1)	5,278	2.5%	2,839	2.4%	3,400	2.4%
Tax Credits
Marginal well credit	(1,700)	(0.8)%	—	—%	—	—%
Nondeductible items:
Nondeductible compensation	887	0.4%	828	0.7%	1,064	0.7%
Stock-based compensation	(237)	(0.1)%	(191)	(0.1)%	(739)	(0.5)%
Other	13	—%	34	—%	65	—%
Effective tax rate	$48,123	23.0%	$28,074	24.0%	$34,461	23.6%
_____________________
(1)State taxes in New Mexico and Texas make up the tax effect in this category.
Cash paid for income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total federal	$17,220	$17,245	$8,851

State and local:
New Mexico	$2,550	$159	$459
Texas	795	680	615
Other	—	—	24
Total state and local	$3,345	$839	$1,098
Total income taxes paid, net of refunds	$20,565	$18,084	$9,949
The Company's federal income tax returns for the years subsequent to December 31, 2021, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2020. The Company currently believes that all other significant filing positions are highly certain

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and that all of our other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.
Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss ("NOL") carryforwards following a change in control. The Merger caused a stock ownership change for purposes of Section 382 which is subject to an approximate annual limit. The Company has federal NOLs subject to the annual Section 382 limit of $12.3 million of which $3.5 million will expire beginning in 2026 through 2037 with the remaining $8.8 million of the NOLs not expiring. Additionally, the Company has no federal NOLs generated after the Merger that are not limited by Section 382 and are not subject to expiration. We believe it is more likely than not the tax benefit of these NOLs will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses, along with the other deferred tax assets as shown in the table above, are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation, depletion and amortization differences.
On July 4, 2025, new tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including permanent extension of 100% bonus depreciation for certain capital expenditures and the limitation on interest expense deductions. The enactment of the OBBBA resulted in a $3.7 million reduction in our current income tax expense, with an offsetting increase in deferred income tax expense for the year ended December 31, 2025.
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share for the periods presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net income	$160,840	$88,897	$111,591

Basic weighted-average common shares outstanding	21,134	20,712	19,705
Restricted shares	60	163	295
Diluted weighted-average common shares outstanding	21,194	20,875	20,000

Basic net income per common share	$7.61	$4.29	$5.66
Diluted net income per common share	$7.59	$4.26	$5.58

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Restricted shares	659	227	295

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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures, and our equity method investment for the Company's single reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total Revenues	$391,980	$410,181	$375,047
Less:
Lease operating expenses	87,506	71,463	58,817
Production and ad valorem taxes	29,052	29,428	25,559
Exploration costs	361	2,595	4,165
Depletion, depreciation, amortization and accretion	93,183	74,900	65,055
Impairment of oil and natural gas properties	1,214	11,317	9,760
Other impairments	1,607	30,158	—
Administrative Costs	31,472	26,551	26,569
Stock-based compensation expense	9,130	8,138	6,833
Other segment items(1)	5,176	1,936	6,396
Interest expense, net of capitalized interest(2)	32,040	35,204	32,049
Interest income	(676)	(866)	(233)
(Gain) loss on derivatives, net	(36,259)	1,665	(6,193)
Loss from equity method investment	886	721	218
Gain on midstream sale	(71,675)	—	—
Income tax expense	48,123	28,074	34,461
Segment net income(3)	$160,840	$88,897	$111,591
Total assets	$1,169,578	$993,501	$945,711
Capital expenditures(4)	$120,162	$108,320	$135,804
Equity method investment	$36,188	$22,811	$5,620
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
(15) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of December 31, 2025, and December 31, 2024. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of December 31, 2025, or December 31, 2024.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with Stakeholder in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume during the contract term. As of December 31, 2025, approximately five years remain under the contract.
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
Under the Supply Agreement with RPC Merchant, the Company agreed to supply natural gas to fuel the natural gas generators under the Merchant Deal for 10 years. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to commence in 2026.
Under the A&R LLC Agreement with RPC Power, the Company agreed to make additional capital contributions to fund its portion of the capital budget for RPC Power. The Company's remaining commitment, if required, is $12 million.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
Midstream Gas Purchase Agreement
On December 31, 2024, the Company signed a long-term gas purchase agreement for the Company's New Mexico field with Targa, which was amended and restated as the A&R Gas Purchase Agreement in connection with the Midstream Sale. The agreement has a minimum volume commitment in New Mexico for an initial 15-year term from the in-service date, which is expected to commence before the end of 2026.
(16) Subsequent Events
Dividend Declaration
On January 9, 2026, the Board of Directors of the Company declared a cash dividend of $0.40 per share of common stock paid on February 5, 2026, to our shareholders of record at the close of business on January 22, 2026.
Stock Repurchase Program
The Company began repurchasing outstanding shares of the Company's common stock during the first quarter of 2026 as part of the previously announced stock repurchase program. As of February 28, 2026, the Company has repurchased 152,408 shares for a weighted average price of $26.54, for a total consideration of $4.0 million.
Waterbridge
On January 6, 2026, the Company entered into a 15-year water management services agreement ("Waterbridge Agreement") with Waterbridge Stateline LLC ("Waterbridge") to deliver a portion of its New Mexico produced water for disposal purposes within a specified dedicated area. During the first 7 years of the agreement, the Company has both annual and a cumulative volume commitment to deliver minimum quantities of produced water. The in-service date is expected to be September 2026.
Sale of Non-Operating Interests
On February 10, 2026, the Company sold its interest in a non-operating unit that included 3 producing wells and 5 proposed non-operated wells for approximately $2 million plus reimbursement of $5.7 million in prepaid drilling costs. At December 31, 2025, the $5.7 million prepayment was included in prepaid expenses in our Consolidated Balance Sheet.

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
The following summarizes the costs incurred for oil and natural gas property acquisition, exploration and development activities for the periods presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Acquisition of properties
Proved	$51,369	$4,592	$228,147
Unproved	74,028	16,641	102,742
Exploration costs	—	—	—
Development costs	60,116	106,773	152,309
Total costs incurred	$185,513	$128,006	$483,198

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Oil and natural gas sales, net	$391,980	$409,801	$372,647
Lease operating expenses	87,506	71,463	58,817
Production and ad valorem taxes	29,052	29,428	25,559
Exploration costs	361	2,595	4,165
Depletion and accretion	91,617	74,025	64,471
Impairment of oil and natural gas properties	1,214	11,317	9,760
Other impairments	1,607	30,158	—
Results of operations	$180,623	$190,815	$209,875
Income tax expense (1)	(40,622)	(43,105)	(44,493)
Results of operations, net of income tax expense	$140,001	$147,710	$165,382
_____________________
(1)    The statutory combined federal and state tax rate of 22.49%, 22.59% and 21.20% is used for the years ended December 31, 2025, 2024 and 2023, respectively.
Oil, Natural Gas and NGL Quantities
Our reserve reports for the years ended December 31, 2025, 2024 and 2023 were prepared by Ryder Scott Company, L.P. All reserves are located within the continental United States. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimate is made. Proved developed oil, natural gas and NGL reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

SUPPLEMENTAL OIL AND GAS INFORMATION - (continued)
(Unaudited)
The following table sets forth information for the periods below with respect to changes in the Company’s proved (i.e., proved developed and undeveloped) reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)
December 31, 2022	48,882	86,018	14,454	77,673
Acquisitions	12,810	39,261	6,711	26,064
Extensions and discoveries	14,822	22,945	4,224	22,870
Revisions	(5,403)	(18,411)	(3,634)	(12,106)
Production	(4,803)	(5,865)	(1,006)	(6,786)
December 31, 2023	66,308	123,948	20,749	107,715
Acquisitions	1,989	6,624	1,176	4,269
Extensions and discoveries	8,894	17,218	3,837	15,600
Revisions	(5,137)	21,933	5,751	4,270
Production	(5,519)	(7,484)	(1,486)	(8,252)
December 31, 2024	66,535	162,239	30,027	123,602
Acquisitions	5,054	18,428	3,070	11,195
Divestitures	(900)	(658)	(180)	(1,190)
Extensions and discoveries	11,761	33,468	6,217	23,557
Revisions	(1,775)	4,849	1,878	911
Production	(6,328)	(11,669)	(2,387)	(10,660)
December 31, 2025	74,347	206,657	38,625	147,415

Proved Developed Reserves, Included Above
December 31, 2022	29,632	59,314	9,604	49,122
December 31, 2023	36,731	71,671	11,502	60,178
December 31, 2024	40,111	103,337	19,312	76,646
December 31, 2025	42,907	124,165	23,109	86,710

Proved Undeveloped Reserves, Included Above
December 31, 2022	19,250	26,704	4,850	28,551
December 31, 2023	29,577	52,277	9,247	47,537
December 31, 2024	26,424	58,902	10,715	46,956
December 31, 2025	31,440	82,492	15,516	60,705
The following table breaks out the composition of proved reserves by commodity, expressed as a percentage of total proved reserves; the average WTI and Henry Hub prices used in the reserve report; and the average realized prices used to estimate our reserves. The WTI and Henry Hub prices are based on the twelve month unweighted arithmetic average of the

SUPPLEMENTAL OIL AND GAS INFORMATION - (continued)
(Unaudited)
first-day-of-the-month price for each month in the period, and then adjusted for quality, energy content, GP&T costs and market differentials to determine our average realized prices.

	December 31,
	2025	2024	2023
Proved Reserves:
Oil	50.4%	53.8%	61.5%
Natural Gas	23.4%	21.9%	19.2%
NGLs	26.2%	24.3%	19.3%

Average WTI Price	$65.34	$76.32	$78.22
Average Henry Hub price	$3.39	$2.13	$2.64

Average Realized Prices:(1)
Oil ($ per Bbl)	$64.01	$74.27	$76.02
Natural gas ($ per Mcf)	$0.02	$(0.43)	$0.46
NGLs ($ per Bbl)	$(0.15)	$(3.56)	$7.11
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price we received and resulted in negative average realized prices.
For the year ended December 31, 2025, the Company added 23.8 MMBoe of proved reserves, with such additions due to extensions and discoveries, acquisitions and positive revisions, partially offset by production and the Viking divestiture. The Company had acquisitions of 11.2 MMBoe primarily as a result of the Silverback Acquisition and extensions and discoveries of proved reserves of 23.6 MMBoe, which consisted of 0.6 MMBoe added to PDPs as a result of drilling successful wells that were previously classified as unproved locations and 23.0 MMBoe added to PUDs as a result of drilling activity during the year, which allowed for the booking of adjacent PUDs for locations that were previously booked as unproved reserves or not at all. The Viking divestiture resulted in a reduction of 1.2 MMBoe. The Company had upward revisions of previous estimates of 0.9 MMBoe, including 7.0 MMBoe of positive revisions which were partially offset by 6.1 MMBoe of negative revisions. Our positive revisions were primarily due to type-curve and production forecast changes for natural gas and NGLs of 5.1 MMBoe in addition to a decrease in operating expenses that caused positive revisions of 1.9 MMBoe. These positive revisions were partially offset by negative revisions which included development plan changes driven by shifting focus to more profitable areas of our assets, which resulted in the removal of PUD locations representing 2.9 MMBoe of PUD reserves from our 5-year forecast, 2.3 MMBoe due to lower commodity prices and 0.9 MMBoe due to interest changes. Consistent with Securities and Exchange Commission ("SEC") guidelines, PUDs are limited to those locations that are reasonably certain to be developed within five years.
For the year ended December 31, 2024, the Company added 15.9 MMBoe of proved reserves, with such additions due to extensions and discoveries, positive revisions and acquisitions, partially offset by production. The Company had acquisitions of 4.3 MMBoe primarily as a result of acquired reserves in an acreage swap and the 2024 New Mexico Asset Acquisition and extensions and discoveries of proved reserves of 15.6 MMBoe, which consisted of 7.7 MMBoe added to PDPs as a result of drilling successful wells that were previously classified as unproved locations and 7.9 MMoe added to PUDs as a result of drilling activity during the year, which allowed for the booking of adjacent PUDs for locations that were previously booked as unproved reserves or not at all. The Company had upward revisions of previous estimates of 4.3 MMBoe, including 15.3 MMBoe of positive revisions which were partially offset by 11.0 MMBoe of negative revisions. Our positive revisions were primarily due to increased forecasted natural gas sales volumes of 9.2 MMBoe based on improved gas processing capacity in addition to a decrease in operating expenses and midstream fees that caused positive revisions of 6.1 MMBoe. These positive revisions were partially offset by negative revisions which included development plan changes driven by shifting focus to more profitable areas of our assets, which resulted in the removal of PUD locations representing 4.2 MMBoe of PUD reserves from our 5-year forecast, 2.6 MMBoe due to type curve updates, 2.0 MMBoe due to interest changes, 1.5 MMBoe due to lower commodity prices and 0.7 MMBoe due to reserve category changes.
For the year ended December 31, 2023, the Company added 30.0 MMBoe of proved reserves, with such additions due to acquisitions and extensions and discoveries, partially offset by negative revisions and production. The Company had

SUPPLEMENTAL OIL AND GAS INFORMATION - (continued)
(Unaudited)
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

SUPPLEMENTAL OIL AND GAS INFORMATION - (continued)
(Unaudited)
The following summary sets forth the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure prescribed in ASC Topic 932:

	December 31,
	2025	2024	2023
	(In thousands)
Future oil and natural gas sales, net (1)(2)(3)	$4,757,093	$4,764,599	$5,244,927
Future production costs	(1,966,994)	(1,638,032)	(1,896,397)
Future development costs	(355,102)	(325,414)	(362,218)
Future income tax expense	(412,415)	(524,581)	(538,926)
Future net cash flows	2,022,582	2,276,572	2,447,386
10% annual discount	(881,492)	(1,034,771)	(1,186,921)
Standardized measure of discounted future net cash flows	$1,141,090	$1,241,801	$1,260,465
_____________________
(1)    December 31, 2025, proved reserves were derived based on average realized prices of $64.01 per barrel of oil, $0.02 per Mcf of natural gas and $(0.15) per barrel of NGL.
(2)    December 31, 2024, proved reserves were derived based on average realized prices of $74.27 per barrel of oil, $(0.43) per Mcf of natural gas and $(3.56) per barrel of NGL.
(3) December 31, 2023, proved reserves were derived based on average realized prices of $76.02 per barrel of oil, $0.46 per Mcf of natural gas and $7.11 per barrel of NGL.

Principal sources of change in the Standardized Measure are shown below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$1,241,801	$1,260,465	$1,108,376
Oil and natural gas sales, net of production costs	(275,420)	(308,907)	(288,270)
Net change in future prices and production costs	(285,208)	(238,938)	(618,441)
Net changes in future development costs	23,095	9,976	21,423
Extensions and discoveries	171,382	253,381	385,482
Acquisition of reserves	120,029	47,020	613,295
Divestiture of reserves	(15,473)	—	—
Revisions of previous quantity estimates	26,578	71,800	(188,364)
Previously estimated development costs incurred	55,898	38,858	31,124
Net change in income taxes	49,856	(2,035)	(5,976)
Accretion of discount	154,258	158,406	140,115
Changes in timing and other	(125,706)	(48,225)	61,701
Balance, end of period	$1,141,090	$1,241,801	$1,260,465