Form 10-Q
period 2026-03-31
Riley Exploration Permian, Inc.
filed 2026-05-06
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of May 4, 2026, was 21,695,947.

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

Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GP&T costs	Gathering, processing and transportation costs
NGL	Natural gas liquids
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
OPEC+	Organization of the Petroleum Exporting Countries ("OPEC") members and non-OPEC allies
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	The Company's unsecured 10.5% senior notes due April 2028
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). We continue to face many risks and uncertainties including, but not limited to:
•the volatility of oil, natural gas and NGL prices, including basis differentials between published indices and the prices we actually receive for our production;
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
•conditions in the capital, financial and credit markets and our ability to obtain capital needed to fund our exploration and development on favorable terms or at all;
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
•general domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of new tariffs, actions of OPEC+ countries and changes to the current political environment under the current administration;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2026	December 31, 2025
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$15,809	$17,889
Accounts receivable, net	56,629	41,045
Prepaid expenses	2,710	7,763
Inventory	7,919	7,929
Current derivative assets	—	19,141
Total Current Assets	83,067	93,767
Oil and natural gas properties, net (successful efforts)	1,018,168	995,539
Other property and equipment, net	22,784	21,872
Non-current derivative assets	1,388	5,117
Equity method investment	39,820	36,188
Funds held in escrow	1,196	1,196
Other non-current assets, net	13,658	15,899
Total Assets	$1,180,081	$1,169,578
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$22,716	$5,083
Accrued liabilities	44,377	37,690
Revenue payable	57,186	59,606
Current derivative liabilities	77,937	37
Current portion of long-term debt	20,000	20,000
Other current liabilities	41,439	34,089
Total Current Liabilities	263,655	156,505
Non-current derivative liabilities	14,587	112
Asset retirement obligations	59,426	59,977
Long-term debt	220,675	227,855
Deferred tax liabilities	62,811	86,119
Other non-current liabilities	5,487	4,768
Total Liabilities	626,641	535,336
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 21,567,428 and 21,718,800 shares issued at March 31, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	304,900	306,660
Retained earnings	248,518	327,560
Total Shareholders' Equity	553,440	634,242
Total Liabilities and Shareholders' Equity	$1,180,081	$1,169,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$113,881	$102,457
Total Revenues	113,881	102,457
Costs and Expenses:
Lease operating expenses	24,071	18,331
Production and ad valorem taxes	9,032	6,670
Exploration costs	967	9
Depletion, depreciation, amortization and accretion	25,720	19,138
General and administrative:
Administrative costs	8,120	7,438
Stock-based compensation expense	2,301	1,369
Total Costs and Expenses	70,211	52,955
Income from Operations	43,670	49,502
Other Expense:
Interest expense, net	(6,357)	(6,661)
Loss on derivatives, net	(126,970)	(5,850)
Loss from equity method investment	(368)	(119)
Loss on acquisitions and divestitures, net	(2,697)	—
Total Other Expense	(136,392)	(12,630)
Net Income (Loss) from Operations before Income Taxes	(92,722)	36,872
Income tax benefit (expense)	22,288	(8,239)
Net Income (Loss)	$(70,434)	$28,633

Net Income (Loss) per Share:
Basic	$(3.38)	$1.36
Diluted	$(3.38)	$1.36
Weighted Average Common Shares Outstanding:
Basic	20,869	21,111
Diluted	20,869	21,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2025	21,719	$22	$306,660	$327,560	$634,242
Stock-based compensation expense	—	—	2,301	—	2,301
Repurchased shares for tax withholding	—	—	(13)	—	(13)
Dividends declared	—	—	—	(8,608)	(8,608)
Repurchase and retirement of shares	(152)	—	(4,048)	—	(4,048)
Net loss	—	—	—	(70,434)	(70,434)
Balance, March 31, 2026	21,567	$22	$304,900	$248,518	$553,440

Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Stock-based compensation expense	404	—	1,369	—	1,369
Repurchased shares for tax withholding	(2)	—	(72)	—	(72)
Dividends declared	—	—	—	(8,162)	(8,162)
Net income	—	—	—	28,633	28,633
Balance, March 31, 2025	21,885	$21	$311,529	$220,833	$532,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(70,434)	$28,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Exploratory well costs and lease expirations	913	9
Depletion, depreciation, amortization and accretion	25,720	19,138
Loss on derivatives, net	126,970	5,850
Settlements on derivative contracts	(11,725)	1,115
Amortization of deferred financing costs and discount	1,182	1,182
Stock-based compensation expense	2,301	1,369
Deferred income tax benefit	(23,308)	(1,826)
Loss from equity method investment	368	119
Loss on acquisitions and divestitures, net	2,697	—
Other	—	(8)
Changes in operating assets and liabilities
Accounts receivable, net	(17,071)	6,893
Prepaid expenses	(627)	(269)
Inventory	(1,087)	(1,435)
Other non-current assets, net	502	(914)
Accounts payable and accrued liabilities	10,727	(3,457)
Revenue payable	(2,420)	(625)
Other current liabilities	2,468	(5,393)
Net Cash Provided by Operating Activities	47,176	50,381
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(29,570)	(16,150)
Additions to midstream property and equipment	(1,054)	(2,879)
Additions to other property and equipment	(560)	(124)
Acquisitions of oil and natural gas properties	(2,175)	—
Acquisitions of land	(544)	—
Proceeds from divestitures	7,607	—
Contributions to equity method investment	(4,000)	(6,250)
Distributions from equity method investment	1,487	—
Net Cash Used in Investing Activities	(28,809)	(25,403)
Cash Flows from Financing Activities:
Deferred financing costs	(26)	(140)
Proceeds from Credit Facility	8,000	—
Repayments under Credit Facility	(11,000)	(16,000)
Repayments of Senior Notes	(5,000)	(5,000)
Payment of cash dividends	(8,360)	(8,033)
Repurchase of common shares	(4,048)	—
Repurchase of common shares for tax withholding and other	(13)	(72)
Net Cash Used in Financing Activities	(20,447)	(29,245)
Net Decrease in Cash	(2,080)	(4,267)
Cash, Beginning of Period	17,889	13,124
Cash, End of Period	$15,809	$8,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$5,469	$5,860
Income taxes	$10,000	$9,000
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$13,513	$5,264
Transfer of inventory to oil and natural gas properties	$(26)	$1,640
Right-of-use assets obtained in exchange for operating lease liability	$352	$300
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
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026, and 2025, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2025 Annual Report.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the current administration and other factors.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable, net is summarized below:

	March 31, 2026	December 31, 2025
	(In thousands)
Oil, natural gas and NGL sales	$50,196	$31,037
Joint interest accounts receivable	7,031	6,291
Allowance for credit losses	(614)	(601)
Other accounts receivable	16	4,318
Total accounts receivable, net	$56,629	$41,045
As of December 31, 2024, the Company had accounts receivables, net from oil, natural gas and NGL sales of $33.6 million.
The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions. Allowances for credit losses are recorded as reductions to the carrying values of the accounts receivable included in the Company’s condensed consolidated balance sheets and are recorded in administrative costs in our condensed consolidated statements of operations if failure to collect an estimable portion is determined to be probable.
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	March 31, 2026	December 31, 2025
	(In thousands)
Furniture, fixtures and other	7,983	7,583
Land	18,526	17,983
Other property and equipment	$26,509	$25,566
Accumulated depreciation and amortization	(3,725)	(3,694)
Total other property and equipment, net	$22,784	$21,872
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Deferred financing costs, net (1)	$3,751	$4,064
Right of use assets	3,353	3,323
Prepaid capital expenditures	661	2,116
Deposits	4,343	4,846
Other	1,550	1,550
Total other non-current assets, net	$13,658	$15,899
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued capital expenditures	$21,162	$12,125
Accrued lease operating expenses	7,561	7,160
Accrued general and administrative costs	13,672	11,403
Accrued inventory	—	1,123
Accrued ad valorem tax	1,302	5,277
Other accrued expenditures	680	602
Total accrued liabilities	$44,377	$37,690
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Advances from joint interest owners	$16,532	$4,451
Income taxes payable	13,196	22,175
Current ARO liabilities	3,987	3,455
Current portion of earnout payments	4,547	1,040
Other	3,177	2,968
Total other current liabilities	$41,439	$34,089
Asset Retirement Obligations
Components of the changes in ARO for the three months ended March 31, 2026, and the year ended December 31, 2025, are shown below:

	March 31, 2026	December 31, 2025
	(In thousands)
ARO, beginning balance	$63,432	$35,268
Liabilities incurred	27	143
Liabilities assumed in acquisitions	—	19,284
Liabilities removed upon sale	(71)	(88)
Revision of estimated obligations	—	7,724
Liability settlements	(1,245)	(2,591)
Accretion	1,270	3,692
ARO, ending balance	$63,413	$63,432
Less: current ARO (1)	(3,987)	(3,455)
ARO, long-term	$59,426	$59,977
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales, net disaggregated by product:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Oil and natural gas sales:
Oil sales, net	$124,968	$98,592
Natural gas sales, net	(6,359)	1,584
NGL sales, net	(4,728)	2,281
Total oil and natural gas sales, net (1)	$113,881	$102,457
_____________________
(1) The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price received and resulted in negative average realized prices.
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
(4) Acquisitions and Divestitures
Silverback Acquisition
On July 1, 2025, the Company completed the acquisition of 100% of the ownership interests of Silverback Exploration II, LLC and its subsidiaries ("Silverback") which owns oil and natural gas assets and operations located primarily in the Yeso trend of the Permian Basin in Eddy County, New Mexico for approximately $123 million, which included approximately $120 million paid in cash and approximately $3 million of estimated fair value related to potential earnout payments ("Silverback Acquisition"). The purchase price is subject to change pending final purchase price adjustments including the release of $1.2 million remaining in escrow, until one year from the closing date.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents the allocation of the total purchase price of the Silverback Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the closing date of the acquisition:

Preliminary purchase price allocation as of March 31, 2026 (in thousands):

Consideration:
Cash consideration paid to sellers upon closing	$119,559
Preliminary estimated fair value of earnout payments	3,100
Total consideration transferred	$122,659

Fair value of assets acquired:
Cash	$1,857
Accounts receivable	7,476
Prepaid expenses	313
Inventory	5,371
Current derivative assets	1,029
Oil and gas properties	140,317
Other property and equipment	602
Other non-current assets	1,421
Amount attributable to assets acquired	$158,386

Fair value of liabilities assumed:
Accounts payable	$364
Accrued liabilities	1,708
Revenue payable	14,371
Asset retirement obligations	19,284
Amount attributable to liabilities assumed	$35,727

Net assets acquired	$122,659
Cash consideration included deposits into escrow of $14.2 million at signing and $6.9 million at closing for title defects. As of March 31, 2026, $4.6 million of the closing escrow was returned to the Company, $1.1 million was paid to the sellers and $1.2 million remains in escrow and is reflected as funds held in escrow in our condensed consolidated balance sheets.
The Company funded the acquisition with cash on hand and borrowings under our Credit Facility.
The Company may potentially pay the sellers quarterly earnout payments of up to $1.9 million per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. For the three months ended March 31, 2026, the average WTI was $72.67. The Company remeasured the fair value of its earnout payment liability at March 31, 2026, for the remaining 7 quarters and, as a result of the increase in the WTI forward strip pricing, a $4.1 million unrealized loss was reflected in loss on acquisitions and divestitures, net in our condensed consolidated statements of operations, inclusive of the payout of $937,500, which was realized and paid in April 2026. See additional information on the fair value measurement of the earnout payments in Note 7 - Fair Value Measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loss on acquisitions and divestitures, net consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Gain on sale of oil and natural gas properties (1)	$1,446	$—
Loss on earnout liabilities - Silverback Acquisition	(4,120)	—
Loss on sale of other property and equipment	(23)	—
Total loss on acquisitions and divestitures, net	$(2,697)	$—
_____________________
(1) Represents sale of interest in non-operated wells.
Post-Acquisition Operating Results
The results of operations attributable to the Silverback Acquisition since the closing date of the acquisition have been included in the condensed consolidated statements of operations and include $14.2 million of total revenues and $8.4 million of earnings, which represents total revenues less production taxes and lease operating expenses ("LOE"), for the three months ended March 31, 2026.
Pro Forma Operating Results (Unaudited)
The results of operations of the Silverback Acquisition have been included in the Company's condensed consolidated financial statements since the closing date of the acquisition. The following supplemental, unaudited pro forma combined financial information for the three months ended March 31, 2025, reflect the consolidated results of operations of the Company as if the Silverback Acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2024 instead of being recorded in the year ended December 31, 2025, (ii) depletion, depreciation and amortization expense and (iii) interest expense related to the financing for the Silverback Acquisition. In addition, the pro forma information has been effected for income taxes with a blended statutory rate of 25.7% for the three months ended March 31, 2025.

Three Months Ended
March 31, 2025
(In thousands, except per share amounts)
Total revenues	$122,971
Net income	$31,631
Basic net income per common share	$1.50
Diluted net income per common share	$1.50
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Oil and Natural Gas Properties
Oil and natural gas properties, net are summarized below:

	March 31, 2026	December 31, 2025
	(In thousands)
Proved	$1,184,748	$1,153,126
Unproved	155,532	155,979
Work-in-progress	41,569	25,668
Oil and natural gas properties	$1,381,849	$1,334,773
Accumulated depletion, amortization and impairment	(363,681)	(339,234)
Total oil and natural gas properties, net	$1,018,168	$995,539
Depletion expense for proved oil and natural gas properties was $24.8 million and $17.5 million, respectively, for the three months ended March 31, 2026, and 2025.
Exploration costs were $1 million and nominal for the three months ended March 31, 2026, and 2025, respectively, and were primarily attributable to the expiration of oil and natural gas leases.
(6) Derivative Instruments
Oil and Natural Gas Contracts
The Company uses commodity based derivative contracts to reduce exposure to fluctuations in oil and natural gas prices. While the use of these contracts partially limits the downside risk for adverse price changes, their use also partially limits future revenues from favorable price changes. We have not designated our derivative contracts as hedges for accounting purposes, and therefore changes in the fair value of derivatives are included and recognized in other expense in our accompanying condensed consolidated statements of operations.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps, costless collars and basis swaps. The following table summarizes the open financial derivative positions as of March 31, 2026, related to our future oil and natural gas production:

	2026			2027				2028
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Oil
WTI Oil Swaps
Volume (Bbl)	960,000	1,020,000	1,020,000	755,000	620,000	600,000	570,000	180,000
Weighted average price ($/Bbl)	$62.52	$62.59	$62.42	$62.24	$62.42	$62.13	$62.45	$72.11

WTI Oil Collars
Volume (Bbl)	541,000	570,000	550,000	475,000	537,000	400,000	225,000	180,000
Weighted average floor price ($/Bbl)	$58.84	$58.25	$57.75	$57.15	$55.84	$52.93	$56.33	$55.00
Weighted average ceiling price ($/Bbl)	$73.60	$72.66	$69.59	$66.42	$67.97	$65.87	$67.06	$73.33

Natural Gas
Henry Hub Natural Gas Swaps
Volume (MMBtu)	450,000	300,000	500,000	600,000
Weighted average price ($/MMBtu)	$3.64	$3.59	$4.07	$4.19

Henry Hub Natural Gas Collars
Volume (MMBtu)	900,000	900,000	600,000	450,000
Weighted average floor price ($/MMBtu)	$3.05	$3.05	$3.43	$3.80
Weighted average ceiling price ($/MMBtu)	$3.74	$3.74	$4.79	$5.84

Waha Basis Swaps
Volume (MMBtu)	450,000	450,000	600,000	3,150,000	3,150,000	3,150,000	3,150,000	1,800,000
Weighted average price ($/MMBtu)	$(2.26)	$(2.26)	$(1.31)	$(0.94)	$(0.95)	$(0.95)	$(0.95)	$(1.01)

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
The following table summarizes the open interest rate derivative positions as of March 31, 2026:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
April 2026 - April 2026	Long	$30,000	3.18%
April 2026 - April 2026	Long	$50,000	3.04%
April 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	March 31, 2026
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,728	$(8,728)	$—
Non-current derivative assets	11,388	(10,000)	1,388
Current derivative liabilities	(86,665)	8,728	(77,937)
Non-current derivative liabilities	(24,587)	10,000	(14,587)
Total	$(91,136)	$—	$(91,136)

	December 31, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$22,121	$(2,980)	$19,141
Non-current derivative assets	9,316	(4,199)	5,117
Current derivative liabilities	(3,017)	2,980	(37)
Non-current derivative liabilities	(4,311)	4,199	(112)
Total	$24,109	$—	$24,109
The following table presents the components of the Company's loss on derivatives, net for the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Settlements on derivative contracts	$(11,725)	$1,115
Non-cash loss on derivatives	(115,245)	(6,965)
Loss on derivatives, net	$(126,970)	$(5,850)
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying values of financial instruments comprising cash, payables, receivables and advances from joint interest owners approximate fair values due to the short-term maturities of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes is based on estimates of current rates available for similar issuances with similar maturities and is classified as Level 2 in the fair value hierarchy. The oil and natural gas properties acquired and ARO assumed in the Silverback Acquisition in addition to the fair value of assets and liabilities when considered for impairment are considered Level 3 measurements.
Assets and Liabilities Measured on a Recurring Basis
The fair values of commodity derivatives and interest rate swaps are estimated using discounted cash flow calculations based on forward curves and are classified as Level 2 within the fair value hierarchy. The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$20,116	$—	$20,116
Financial liabilities:
Commodity derivative liabilities	$—	$(111,186)	$—	$(111,186)
Interest rate liabilities	$—	$(66)	$—	$(66)
Silverback earnout payment liabilities	$—	$—	$(7,220)	$(7,220)
	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$31,437	$—	$31,437
Financial liabilities:
Commodity derivative liabilities	$—	$(7,179)	$—	$(7,179)
Interest rate liabilities	$—	$(149)	$—	$(149)
Silverback earnout payment liabilities	$—	$—	$(3,100)	$(3,100)
Silverback Earnout Payments
The earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model that incorporated forward strip pricing as of March 31, 2026. The valuation process involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices. The average expected value from the simulations was then discounted using the Company's weighted average cost of debt. Based on the forward strip pricing as of March 31, 2026, the earnout payment liability was increased from $3.1 million to $7.2 million, which includes $937,500 realized and paid in April 2026 and $6.3 million unrealized. The fair value of the unrealized earnout payments is considered a Level 3 measurement due to the unobservable inputs including volatility and the discount rate, as well as the detailed modeling required to estimate fair value. See Note 4 - Acquisitions and Divestitures for additional information on the earnout payments. The following table summarizes the changes in the fair value of our Silverback earnout payments, in addition to the range and arithmetic mean of the significant unobservable inputs used in the Level 3 fair value measurement:

			Unobservable Inputs
	Fair Value (In thousands)	Valuation Technique	WTI Futures (Arithmetic Average)
December 31, 2025	$3,100	Monte Carlo	$56.91 - $57.96 ($57.23)
Loss on earnout liabilities	4,120
March 31, 2026	$7,220	Monte Carlo	$68.09 - $98.64 ($74.07)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026, $4.5 million, which includes the earned payout of $937,500 for the first quarter of 2026, is accrued in other current liabilities and $2.7 million is accrued in other long-term liabilities in our accompanying condensed consolidated balance sheets.
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$107,000	$107,000	$110,000	$110,000
Senior Notes (Level 2)(1)	$133,675	$143,798	$137,855	$149,312
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
(8) Equity Method Investment
RPC Power
RPC Power LLC ("RPC Power") is our power-focused joint venture with Conduit Power LLC, in which we have 50% ownership. The Company is currently involved in two projects with RPC Power.
The first project provides a portion of our electric power needs for our field operations in our Champions field. This project consists of two sites located within the Company's operating area. The power generated and delivered by RPC Power is consumed by operating activities and not sold to the electric grid.
The second project is intended to provide power for the sale into ERCOT, the primary electric grid of Texas, with none of the generation consumed by Riley Permian. This project consists of four sites located outside of the Company's operating area, but in the west Texas region.
As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of March 31, 2026, the Company had invested $43.5 million in the joint venture, comprised of $41.2 million in cash and $2.3 million of contributed assets, which was reduced by distributions and the Company's share of losses and increased by our share of income in the joint venture.
During the three months ended March 31, 2026, the Company contributed an additional $4.0 million to RPC Power. The Company has a remaining commitment to invest up to an additional $8.0 million, if required, to fund our portion of the future capital budget for the RPC Power joint venture. On December 31, 2025, RPC Power declared a $3 million dividend, of which $1.5 million was the Company's portion. The dividend was paid in January 2026.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's equity method investment activity:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Equity method investment, beginning balance	$36,188	$22,811
Contributions	4,000	6,250
Loss from equity method investment	(368)	(119)
Equity method investment, ending balance	$39,820	$28,942
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
In May 2024, the Company entered into a 10-year natural gas supply agreement ("Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to commence during the second half of 2026.
The Company incurred LOE from RPC Power of approximately $2.0 million and $1.6 million, respectively, for the three months ended March 31, 2026, and 2025. As of March 31, 2026, and December 31, 2025, the Company had approximately $0.7 million accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets.
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
The Company incurred legal fees from di Santo Law of approximately $0.3 million and $0.4 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, and December 31, 2025, the Company had approximately $1.8 million and $1.7 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	March 31, 2026	December 31, 2025
	(In thousands)
Credit Facility	$107,000	$110,000
Senior Notes
Principal	$140,000	$145,000
Less: Unamortized discount(1)	4,506	5,095
Less: Unamortized deferred financing costs(1)	1,819	2,050
Total Senior Notes	$133,675	$137,855

Total debt	$240,675	$247,855
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$220,675	$227,855
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of March 31, 2026, and December 31, 2025, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of March 31, 2026, Riley Exploration - Permian, LLC ("REP LLC"), as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $400 million. On December 13, 2024, the Company entered into the sixteenth amendment to the Credit Facility to, among other things, extend the stated maturity date from April 2026 to December 2028 (or if any Senior Notes are then outstanding, the date that is 181 days prior to the earliest stated maturity date of such Senior Notes, in this case October 2027) and increased the borrowing base from $375 million to $400 million, which was reaffirmed in December 2025 with the removal of the natural gas hedging requirement. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not greater than 3.00 to 1.00 and (ii) a minimum current ratio of not less than 1.0 to 1.0 as of the last day of any quarter. The Credit Facility also contains a total leverage ratio for the regulation of Restricted Payments, as defined in the credit agreement after giving pro forma effect to such Restricted Payments, which includes payments to any holder of the Company's shares, would not exceed 2.50 to 1.00. If the Company's leverage ratio, after giving pro forma effect to such Restricted Payments (as defined in the Credit Agreement), is above 2.0 to 1.0, then an additional test of free cash flow is applied, and the Company will only be permitted to make such Restricted Payments if such payment does not exceed the Company's free cash flow. In addition to and after giving effect to such Restricted Payments, the availability of funds under the Company's Credit Facility must be greater than or equal to 20% of the elected commitments. The Company must maintain a minimum hedging requirement for oil based on our proved developed producing projected volumes on a rolling 24-month basis.
The following table summarizes the Credit Facility balances:

	March 31, 2026	December 31, 2025
	(In thousands)
Outstanding borrowings	$107,000	$110,000
Available under the borrowing base	$293,000	$290,000
See additional information regarding the Credit Facility in Note 16 - Subsequent Events.

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
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of March 31, 2026, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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
The following table summarizes the Company's interest expense:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest expense	$5,362	$6,025
Interest income	(175)	(130)
Capitalized interest	(291)	(691)
Amortization of deferred financing costs	593	568
Amortization of discount on Senior Notes	589	614
Unused commitment fees on Credit Facility	279	275
Total interest expense, net	$6,357	$6,661
During the three months ended March 31, 2026, and 2025, the weighted average interest rate on the Credit Facility was 6.53% and 7.25%, respectively.
As of March 31, 2026, the Senior Notes had $4.5 million of unamortized discount and $1.8 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the three months ended March 31, 2026. As of December

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
31, 2025, the Senior Notes had $5.1 million of unamortized discount and $2.1 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the year ended December 31, 2025.
As of March 31, 2026, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement.
(11) Shareholders' Equity
Dividends
For the three months ended March 31, 2026, and 2025, the Company declared quarterly dividends on our common stock totaling approximately $8.6 million and $8.2 million, respectively.
Stock-Based Compensation
In April 2023, at the Company's annual meeting of stockholders, the Company's stockholders approved the Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which authorized up to 2,337,022 shares of common stock that may be granted as awards under the A&R LTIP. As of March 31, 2026, the A&R LTIP had 345,122 shares remaining that are available for future awards.
In March 2025, the Company introduced performance-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth of the Company and the interests of its shareholders. Performance stock awards may be earned based on the Company’s achievement of total shareholder return ("TSR") relative to its peer group during the applicable three-year performance period. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years, with dividends paid on the number of shares vested. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares (the full 200%), which assumes the highest percentage payout for the performance stock awards. The number of unvested shares of performance restricted stock used to calculate our fully diluted shares based on the Company's relative TSR ranking as of March 31, 2026, and December 31, 2025, is 122,936 and 149,039, respectively.
There were no performance stock awards granted during the three months ended March 31, 2026. During the three months ended March 31, 2025, the fair value of performance awards were estimated as of the date of grant using a Monte Carlo simulation with the following assumptions:

Grant-date fair value	$45.07
Risk-free interest rate	4.02%
Volatility factor	55.88%
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the three months ended March 31, 2026, under the A&R LTIP:

	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	569,150	$29.67
Granted	167,690	$33.44
Vested	(20,852)	$23.58
Forfeited	(355)	$30.00
Unvested at March 31, 2026	715,633	$30.73

For the three months ended March 31, 2026, and 2025, the total stock-based compensation expense was $2.3 million and $1.4 million, respectively. Stock-based compensation expense is included in general and administrative costs in the Company's accompanying condensed consolidated statements of operations for the restricted stock awards granted under the A&R LTIP.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents unrecognized stock-based compensation expense expected to be recognized and the related weighted average recognition period associated with unvested shares as of March 31, 2026:

	Restricted Stock Awards	Performance Stock Awards
Unrecognized compensation expense (in millions)	$15.4	$2.5
Weighted average period for recognition (months)	26	24
Share Repurchases
In December 2025, our Board of Directors approved a stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended from time to time, modified, extended or discontinued by the Board at any time. Under the Repurchase Program, 152,408 shares were purchased and subsequently retired during the three months ended March 31, 2026. The remaining repurchase authority under the Repurchase Program at March 31, 2026, was $96 million.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Current income tax expense:
Federal	$770	$9,124
State	250	941
Total current income tax expense	$1,020	$10,065
Deferred income tax benefit:
Federal	$(22,374)	$(1,800)
State	(934)	(26)
Total deferred income tax benefit	$(23,308)	$(1,826)
Total income tax (benefit) expense	$(22,288)	$8,239
Beginning in the first quarter of 2026, the Company elected to change its interim income tax reporting methodology from the income statement method to the balance sheet method and will apply this method consistently for the remainder of the fiscal year. The change was made because significant unrealized losses on derivative instruments recognized during the three months ended March 31, 2026 are expected to reverse in future periods, and use of the income statement method would have caused a disproportionate amount of the related tax benefit to be recognized in the first quarter. Under the balance sheet method, interim income tax expense is based on changes in deferred tax assets and liabilities during the period, which the Company believes more appropriately reflects the allocation of the annual effective tax rate between current and deferred income tax expense. This change affects only the allocation of the interim income tax expense between current and deferred income tax expense and does not affect the Company’s full-year effective tax rate or total quarterly income tax expense.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
U.S federal statutory tax rate	$(19,472)	21.0%	$7,248	21.0%
State income taxes, net of federal income tax effect(1)	(2,209)	2.4%	723	2.1%
Nondeductible items:
Nondeductible compensation	(559)	0.6%	269	0.8%
Stock-based compensation	(13)	—%	(5)	—%
Other	(35)	—%	4	—%
Effective income tax rate	$(22,288)	24.0%	$8,239	23.9%
_____________________
(1)State taxes in New Mexico and Texas make up the tax effect in this category.
Cash paid for income taxes was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total federal	$10,000	$9,000
Total state and local	—	—
Total income taxes paid	$10,000	$9,000
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)

Net income (loss)	$(70,434)	$28,633

Basic weighted average common shares outstanding	20,869	21,111
Restricted shares	—	—
Diluted weighted average common shares outstanding	20,869	21,111

Basic net income (loss) per share	$(3.38)	$1.36
Diluted net income (loss) per share	$(3.38)	$1.36

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Restricted shares	698	427
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total Revenues	$113,881	$102,457
Less:
Lease operating expenses	24,071	18,331
Production and ad valorem taxes	9,032	6,670
Exploration costs	967	9
Depletion, depreciation, amortization and accretion	25,720	19,138
Administrative Costs	8,120	7,438
Stock-based compensation expense	2,301	1,369
Interest expense, net of capitalized interest(1)	6,532	6,791
Interest income	(175)	(130)
Loss on derivatives, net	126,970	5,850
Loss from equity method investment	368	119
Loss on acquisitions and divestitures, net	2,697	—
Income tax (benefit) expense	(22,288)	8,239
Segment net income (loss)(2)	$(70,434)	$28,633
Total assets	$1,180,081	$994,944
Capital expenditures(3)	$47,087	$24,000
Equity method investment	$39,820	$28,942
_____________________
(1)Interest expense is shown gross of or prior to the effect of interest income.
(2)There are no reconciling items between net income (loss) presented in our accompanying condensed consolidated statements of operations and segment net income (loss).
(3)Capital expenditures are accrual (activity-based) before acquisitions.
(15) Commitments and Contingencies
Legal Matters
Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability for legal matters as of March 31, 2026, or December 31, 2025. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of March 31, 2026, or December 31, 2025.
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with Targa Northern Delaware LLC ("Targa") in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume during the contract term. As of March 31, 2026, approximately five years remain under this contract.

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
Under the Supply Agreement with RPC Merchant, the Company agreed to supply natural gas to fuel the natural gas generators under the Merchant Deal for 10 years. The Company's commitment under the Supply Agreement is contingent upon project start-up which is expected to commence during the second half of 2026.
Under the A&R LLC Agreement with RPC Power, the Company agreed to make additional capital contributions to fund its portion of the capital budget for RPC Power. The Company's remaining commitment, if required, is $8.0 million.
See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
Midstream Gas Purchase Agreement
On December 31, 2024, the Company signed a long-term gas purchase agreement for the Company's New Mexico field with Targa, which was amended and restated ("the A&R Gas Purchase Agreement") in connection with the Company's December 2025 sale of Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that holds certain midstream infrastructure projects in Eddy County, New Mexico, to Targa. The agreement has a minimum volume commitment in New Mexico for an initial 15-year term from the in-service date, which is expected to commence before the end of 2026.
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
(16) Subsequent Events
Dividend Declaration
On April 15, 2026, the Board of Directors of the Company declared a cash dividend of $0.40 per share of common stock payable on May 13, 2026 to our shareholders of record at the close of business on April 29, 2026.
Credit Facility Redetermination
On April 30, 2026, in connection with the semi‑annual redetermination process under the Company’s Credit Facility, the Company entered into the eighteenth amendment to the Credit Facility, which among other things, increased the Company’s borrowing base from $400 million to $425 million and documented the Company's election to maintain commitments thereunder at $400 million. In addition, the eighteenth amendment shortens the springing maturity of the Credit Facility in advance of the Senior Notes from 181 days to 91 days, effectively extending the maturity date for the Credit Facility to January 2028, given the April 2028 stated maturity of the Senior Notes. All other significant terms of the Credit Facility remained unchanged. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2026.
Equity Investment Contribution
On May 1, 2026, the Company contributed an additional $2.5 million to its equity method investment, RPC Power.

.Table of Contents
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto presented in this report as well as the Company's audited consolidated financial statements and related notes included in the Company's Annual Report for the fiscal year ended December 31, 2025. The following discussion contains "forward-looking statements" that reflect the Company’s future plans, estimates, beliefs and expected performance. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" below and the information set forth in the Risk Factors under Part I, Item 1A of the Company's Annual Report for the fiscal year ended December 31, 2025.
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
Recent Developments
Geopolitical and Economic Conditions
Commodity prices remain volatile. General domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of tariffs, actions of OPEC+ countries, and changes to the current political environment could prolong market volatility and cause a decline in commodity prices.
We monitor the risk of cost pressures in specific areas of our operating expenses and capital expenditures. Our margins may be compressed if costs increase more than commodity prices and our revenues, net of derivatives. Additionally, the current interest rate environment remains sensitive to shifts in macroeconomic factors and central bank policies. Increased interest rates could have the effects of raising our cost of capital and the potential for depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business.
The Company cannot estimate the length or gravity of the future impact these conditions will have on the Company's results of operations, financial position, liquidity and the value of the oil and natural gas reserves.

Midstream Disruption

Beginning on March 28, 2026, and continuing subsequent to the balance sheet date, an unplanned outage at a third-party gas processing facility in New Mexico operated by one of our midstream counterparties required us to shut in a significant portion of our New Mexico production. The duration of the outage remains uncertain; however, the impact on the three months ended March 31, 2026 was not material.
Based on the limited geographic scope of affected production, the continued strong performance of our Texas operations, and our reallocation of capital to accelerated drilling and completion activity in Texas, we do not currently expect the outage to have a material impact on our second quarter or full-year 2026 production volumes, revenues, or results of operations.

We expect our reliance on this counterparty to diminish once additional processing and takeaway capacity becomes available from the new high-pressure gathering and trunk line infrastructure currently being constructed by Targa in Eddy County, New Mexico under the A&R Gas Purchase Agreement. See Note 15 – Commitments and Contingencies for further discussion of the Gas Purchase Agreement. The in-service date of the new Targa pipeline system is currently expected to occur before the end of 2026. We will continue to monitor the situation.

.Table of Contents
Results of Operations
Comparison for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues (in thousands):(1)
Oil sales, net	$124,968	$98,592
Natural gas sales, net	(6,359)	1,584
NGL sales, net	(4,728)	2,281
Oil and natural gas sales, net	$113,881	$102,457

Production Data, net:
Oil (MBbls)	1,814	1,406
Natural gas (MMcf)	3,781	2,228
NGLs (MBbls)	760	422
Total equivalent (MBoe)	3,204	2,199

Daily equivalent production (Boe/d)	35,600	24,433
Daily oil production (Bbls/d)	20,156	15,622

Average Realized Prices:(1)
Oil ($ per Bbl)	$68.89	$70.12
Natural gas ($ per Mcf)	$(1.68)	$0.71
NGLs ($ per Bbl)	$(6.22)	$5.41

Average Realized Prices, including the effect of derivative settlements:(1)(2)
Oil ($ per Bbl)	$62.40	$70.97
Natural gas ($ per Mcf)	$(1.67)	$0.68
NGLs ($ per Bbl)(3)	$(6.22)	$5.41
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price received and resulted in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of our commodity derivative contracts. These realized gains (losses), along with unrealized gains (losses) from changes in the fair value of derivatives, are included under other expense on the Company’s condensed consolidated statements of operations.
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

	Three Months Ended March 31,
	2026	2025
Revenues:	(In thousands)
Oil sales, net	$124,968	$98,592

Gas sales	$(3,432)	$4,480
Less: GP&T costs	(2,927)	(2,896)
Gas sales, net	$(6,359)	$1,584

NGL sales	$12,861	$10,226
Less: GP&T costs	(17,589)	(7,945)
NGL sales, net	$(4,728)	$2,281

Oil and natural gas sales	$134,397	$113,298
Less: GP&T costs	(20,516)	(10,841)
Oil and natural gas sales, net	$113,881	$102,457
Three months ended March 31, 2026, compared to three months ended March 31, 2025
The Company’s total oil and natural gas sales, net increased $11.4 million, or 11%. The following tables summarize the effects of price, volume and GP&T cost changes on our revenues from oil, natural gas and NGLs:
Oil revenues
Oil revenues increased by $26.4 million, as higher volumes more than offset the impact of lower prices. Oil production volume increased by 29% from wells acquired in the Silverback Acquisition and new wells turned to sales. Realized oil price decreased by $1.23 per Bbl, as lower West Texas Sour pricing more than offset a $0.96 increase in the average WTI price.

(In thousands)
Oil sales, net for the three months ended March 31, 2025	$98,592
Price	(2,234)
Volume	28,610
Oil sales, net for the three months ended March 31, 2026	$124,968
Natural gas revenues
Natural gas revenues decreased by $7.9 million, as lower prices and higher GP&T costs more than offset higher volumes. Despite a $0.57 per Mcf increase in the average Henry Hub price, realized natural gas prices before GP&T costs decreased by $2.92, which was the result of an increase in the negative basis differentials due to regional pipeline constraints. Natural gas

.Table of Contents
production volumes increased by 70% due to acquired wells from the Silverback Acquisition, increased processing capacity from our midstream partner in our Champions field and new wells turned to sales.

(In thousands)
Gas sales, net for the three months ended March 31, 2025	$1,584
Price	(11,035)
Volume	3,123
GP&T costs	(31)
Gas sales, net for the three months ended March 31, 2026	$(6,359)
NGL revenues
NGL revenues decreased by $7.0 million, as lower prices and higher GP&T costs more than offset higher volumes. Realized NGL prices before GP&T costs decreased by $7.31 per Bbl, primarily due to lower Mont Belvieu pricing. Higher GP&T costs resulted from increased volumes, as well as from higher allocations of the GP&T costs from lower realized natural gas revenues before GP&T costs. NGL production volumes increased 80% due to new wells turned to sales, increased processing capacity from our midstream partner in our Champions field and from wells acquired in the Silverback Acquisition.

(In thousands)
NGL sales, net for the three months ended March 31, 2025	$2,281
Price	(5,555)
Volume	8,190
GP&T costs	(9,644)
NGL sales, net for the three months ended March 31, 2026	$(4,728)
Costs and Expenses
The following table presents the Company's operating costs and expenses and other expenses:

	Three Months Ended March 31,
	2026	2025
Costs and Expenses:	(In thousands)
Lease operating expenses	$24,071	$18,331
Production and ad valorem taxes	$9,032	$6,670
Exploration costs	$967	$9
Depletion, depreciation, amortization and accretion	$25,720	$19,138

Administrative costs	$8,120	$7,438
Stock-based compensation	2,301	1,369
General and administrative expense	$10,421	$8,807

Interest expense, net	$6,357	$6,661
Loss on derivatives, net	$126,970	$5,850
Loss from equity method investment	$368	$119
Loss on acquisitions and divestitures, net	$2,697	$—
Income tax (benefit) expense	$(22,288)	$8,239
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

.Table of Contents
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
The Company’s LOE increased by $5.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The LOE increase of approximately $4.5 million and workover expense increase of approximately $1.2 million were driven primarily by the Silverback Acquisition. The LOE increase was due to higher field payroll and other variable costs driven by increased production volumes.
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
Production and ad valorem taxes increased by $2.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased production in both our Champions and Red Lake fields, with higher production in Red Lake due to the Silverback Acquisition, and an increase in crude oil prices, as well as the reversal of a previously accrued liability related to the Environmental Protection Agency’s waste emission charge that was nullified in the first quarter of 2025.
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
The following table presents the components of the Company's DD&A expense:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Depletion	$24,784	$17,557
Accretion	766	1,374
Depreciation and amortization	170	207
Total DD&A expense	$25,720	$19,138
DD&A expense increased by $6.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to higher production volumes, which increased depletion expense by approximately $5.7 million, in addition to the inclusion of the Silverback Acquisition, which increased depletion expense by approximately $3.5 million. These increases were partially offset by a lower depletion rate in our Red Lake field, which decreased depletion expense by approximately $2.6 million due to reserve estimate revisions.
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

.Table of Contents
Total G&A expense increased by $1.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Administrative costs increased by $0.7 million primarily due to increased employee headcount. Stock-based compensation expensed increased by $0.9 million due to an increase in outstanding equity awards.
Interest Expense, net
Interest expense, net decreased by $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a lower total debt balance along with lower interest rates on borrowings under our Credit Facility.
Loss on Derivatives, net
The Company recognizes settlements and changes in the fair value of our derivative contracts as a single component within other expense in our condensed consolidated statements of operations. We have oil and natural gas derivative contracts, including fixed price swaps, basis swaps and collars, that settle against various indices. The following table presents the components of the Company's loss on derivatives, net:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Settlements on derivative contracts	$(11,725)	$1,115
Non-cash loss on derivatives	(115,245)	(6,965)
Loss on derivatives, net	$(126,970)	$(5,850)
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
Income Tax (Benefit) Expense
Current income taxes represent the amount the Company expects to owe to federal and state tax authorities in the current period, based on our taxable income. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. See Note 12 - Income Taxes for further discussion of income taxes. Total income tax (benefit) expense is summarized below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Current income tax expense	$1,020	$10,065
Deferred income tax benefit	(23,308)	(1,826)
Total income tax (benefit) expense	$(22,288)	$8,239

Effective income tax rate	24.0%	23.9%
The decrease in current income tax expense was primarily attributable to higher capital spending during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The deferred income tax benefit increased primarily due to a higher non-cash loss on derivatives over the same period.
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

.Table of Contents
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
Working Capital
Working capital represents the funds available to meet day-to-day operational needs and is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At March 31, 2026, we had $293 million of undrawn capacity under our Credit Facility. The following table presents the components of working capital:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Current Assets:
Cash	$15,809	$8,857
Accounts receivable, net	56,629	37,518
Prepaid expenses	2,710	1,838
Inventory	7,919	4,346
Current derivative assets	—	1,253
Total Current Assets	$83,067	$53,812
Current Liabilities:
Accounts payable	$22,716	$18,134
Accrued liabilities	44,377	31,588
Revenue payable	57,186	34,161
Current derivative liabilities	77,937	2,659
Current portion of long-term debt	20,000	20,000
Other current liabilities	41,439	15,292
Total Current Liabilities	$263,655	$121,834
Working Capital Deficit	$(180,588)	$(68,022)

Our working capital deficit increased by $113 million primarily due to a $75 million increase in current derivative liabilities for our unrealized positions due to the increased crude oil pricing, an increase of $11 million related to prepayments from partners and a $4.5 million increase in the current liability for the earnout payments related to the Silverback Acquisition, both of which are included in other current liabilities. Excluding the impact of derivatives, the increased working capital deficit corresponds with increased development activity, which should convert to operating cash flow over time.

.Table of Contents
Cash Flows
The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$47,176	$50,381
Net cash used in investing activities	$(28,809)	$(25,403)
Net cash used in financing activities	$(20,447)	$(29,245)
Operating Activities
Net cash provided by operating activities were $47.2 million for the three months ended March 31, 2026, compared to $50.4 million for the three months ended March 31, 2025, and primarily consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total revenues, net	$113,881	$102,457
Operating expenses (1)	$(41,277)	$(32,439)
Change in accounts receivable	$(17,071)	$6,893
Advances from joint interest owners	$12,081	$(5,570)
Settlements on derivative contracts	$(11,725)	$1,115
Interest paid, net of capitalized interest	$(5,469)	$(5,860)
Tax liabilities paid	$(10,000)	$(9,000)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs and other minor operating expenses.

The decrease in net cash provided by operating activities was primarily attributable to derivative settlements received in the prior year versus paid in the current year and an increase in accounts receivable, both driven by higher crude oil prices. This was partially offset by an increase in advances from joint interest owners.
Investing Activities
Net cash flows used in investing activities were $28.8 million for the three months ended March 31, 2026, compared to $25.4 million for the three months ended March 31, 2025, and primarily consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Additions to oil and natural gas properties	$(29,570)	$(16,150)
Additions to midstream property and equipment	$(1,054)	$(2,879)
Acquisitions of oil and natural gas properties	$(2,175)	$—
Proceeds from divestitures	$7,607	$—
Contributions to equity method investment	$(4,000)	$(6,250)
Capital expenditures for oil and natural gas properties increased by $13.4 million due to an increase in wells drilled and completed. The Company had proceeds from the sale of non-operated wells in 2026.

.Table of Contents
Financing Activities
Net cash flows used in financing activities were $20.4 million for the three months ended March 31, 2026, compared to $29.2 million for the three months ended March 31, 2025, and primarily consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Repayments under Credit Facility, net	$(3,000)	$(16,000)
Repayments of Senior Notes	$(5,000)	$(5,000)
Payment of cash dividends	$(8,360)	$(8,033)
Repurchase of common shares	$(4,048)	$—
The Company decreased net debt repayments by $13.0 million, partially offset by repurchased common shares of $4.0 million.
Credit Facility and Senior Notes
The borrowing base under the Company's Credit Facility was $400 million with outstanding borrowings of $107 million at March 31, 2026, and $293 million of available borrowing capacity.
The Senior Notes had a principal balance of $140 million as of March 31, 2026.
See further discussion in Note 10 - Long-Term Debt for additional information.
Dividends
For the three months ended March 31, 2026, the Company recognized quarterly dividends totaling approximately $8.6 million, with $8.4 million paid in cash and $0.2 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of March 31, 2026, the Company had a remaining volume commitment of five years with Targa, formerly Stakeholder, in Texas. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement to fund our portion of the capital budget for the RPC Power joint venture. The Company also entered into the A&R Gas Purchase Agreement that required an acreage dedication and a minimum volume commitment to Targa for a significant portion of our natural gas production in New Mexico. This agreement is expected to commence before the end of 2026. In addition, the Company entered into the Waterbridge Agreement, which includes minimum produced water volume commitments for a portion of our New Mexico operations and is expected to be in service in September 2026. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2026, are the same as those described in the 2025 Annual Report.
See Note 3 - Summary of Significant Accounting Policies in the Company's consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" in the 2025 Annual Report for a full discussion of our significant accounting policies.
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

.Table of Contents
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
See Note 6 - Derivative Instruments and Note 7 - Fair Value Measurements for a full discussion of our commodity-based derivative contracts and the fair value measurements associated with our derivatives, respectively.
For the three months ended March 31, 2026, oil and natural gas sales, net was $113.9 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $11.4 million if there was a 10% change in realized pricing. As of March 31, 2026, the fair value of our oil and natural gas derivative contracts was a net liability of $91 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $61 million.
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
See Note 10 - Long-Term Debt and Note 6 - Derivative Instruments for a full discussion of our long-term debt and interest rate derivative contracts, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to "Part I, Item 3 - Legal Proceedings" of the 2025 Annual Report, and "Part I, Item 1. Note 15 - Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements set forth in this Quarterly Report (which is incorporated by reference herein) for additional information.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, under the headings "Part I, Item 1 and 2. Business and Properties," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1A. Risk Factors" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Other than those noted below, there have been no material changes in the Company's risk factors from those that were described in the Company's 2025 Annual Report.
Sustained negative or depressed natural gas prices at the Waha Hub, and widening basis differentials between Waha and Henry Hub, have adversely affected, and will continue to adversely affect, our realized natural gas and NGL prices. At times, we may not be able to fully recover our GP&T costs associated with the processing of our natural gas and recovery of our NGLs, resulting in negative natural gas and NGL realized prices, negative revenues and a reduction in our results of operations.
Substantially all of our natural gas production is sold at prices referenced, directly or indirectly, to the Waha Hub in West Texas. The Waha Hub has experienced sustained periods of negative cash pricing driven by Permian Basin natural gas production outpacing available pipeline takeaway capacity to downstream markets along the Texas Gulf Coast, Mexico and the U.S. West Coast. Waha daily cash prices periodically trade in negative territory including a sustained period of consecutive negative days in the first quarter of 2026. This trend has continued into the second quarter of 2026.
At times of negative gas prices, we may have insufficient NGL revenues to fully cover our GP&T costs resulting in negative realized prices for both natural gas and NGLs. Negative or depressed Waha pricing may cause us to curtail, defer, shut in wells or take other actions where the wellhead economics no longer support continued production after deduction of our GP&T costs and related fees. Prolonged negative pricing may also adversely affect the estimated economically producible quantity of our proved reserves and may trigger non-cash impairments to our oil and natural gas reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In December 2025, our Board of Directors approved the Repurchase Program authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended, modified, extended or discontinued by the Board at any time. During the first quarter of 2026, 152,408 shares were purchased for $4.0 million, or a weighted average price of $26.54 per share, under the Repurchase Program. The remaining repurchase authority under the Repurchase Program at March 31, 2026, was $96 million.
We also receive shares from employees for the payment of personal income tax withholding upon vesting of stock-based compensation transactions. The acquisition of the surrendered shares is not part of our Repurchase Program to repurchase shares of our common stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase.
Our common stock repurchase activity during the first quarter of 2026 was as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 31	152,744	$26.54	152,408	$95,954,918
February 28	151	$27.50	—	$95,954,918
March 31	—	$—	—	$95,954,918
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1
Securities Purchase Agreement dated May 3, 2025, by and between Silverback Legacy, LLC and Silverback Blocker, LLC, as Seller, and Riley Exploration - Permian, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

2.2
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

3.2	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2024).
4.2	Note Purchase Agreement, dated as of April 3, 2023, among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).
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

10.1†
Amendment No. 1 to Amended and Restated Employment Agreement dated March 26, 2025 with an effective date of March 3, 2026 by and between Riley Exploration Permian, Inc. and Bobby D. Riley (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2026).

10.2*
Eighteenth Amendment to the Credit Agreement dated as of April 30, 2026, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto.

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

RILEY EXPLORATION PERMIAN, INC.

Date: May 6, 2026	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy