Form 10-Q
period 2026-06-30
Riley Exploration Permian, Inc.
filed 2026-08-05
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of August 3, 2026, was 22,153,785.

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
•restrictions on the use of water, including limits on the use of produced water and any potential moratorium on new produced water well permits imposed by the RRC or NMOCD in an effort to control induced seismicity in the Permian Basin;

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$20,686	$17,889
Accounts receivable, net	69,169	41,045
Prepaid expenses	5,428	7,763
Inventory	9,029	7,929
Current derivative assets	10	19,141
Total Current Assets	104,322	93,767
Oil and natural gas properties, net (successful efforts)	1,082,809	995,539
Other property and equipment, net	23,205	21,872
Non-current derivative assets	3,213	5,117
Equity method investment	42,365	36,188
Funds held in escrow	1,196	1,196
Other non-current assets, net	13,381	15,899
Total Assets	$1,270,491	$1,169,578
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$33,189	$5,083
Accrued liabilities	54,531	37,690
Revenue payable	77,854	59,606
Current derivative liabilities	22,106	37
Current portion of long-term debt	20,000	20,000
Other current liabilities	24,299	34,089
Total Current Liabilities	231,979	156,505
Non-current derivative liabilities	2,858	112
Asset retirement obligations	59,642	59,977
Long-term debt	247,495	227,855
Deferred tax liabilities	91,044	86,119
Other non-current liabilities	4,119	4,768
Total Liabilities	637,137	535,336
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 22,173,260 and 21,718,800 shares issued at June 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	306,106	306,660
Retained earnings	327,226	327,560
Total Shareholders' Equity	633,354	634,242
Total Liabilities and Shareholders' Equity	$1,270,491	$1,169,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$165,850	$85,394	$279,731	$187,851
Total Revenues	165,850	85,394	279,731	187,851
Costs and Expenses:
Lease operating expenses	29,433	18,880	53,504	37,211
Production and ad valorem taxes	11,430	6,126	20,462	12,796
Exploration costs	466	47	1,433	56
Depletion, depreciation, amortization and accretion	24,651	19,563	50,371	38,701
Impairment of oil and natural gas properties	—	1,214	—	1,214
General and administrative:
Administrative costs	8,720	6,199	16,840	13,637
Stock-based compensation expense	3,918	2,685	6,219	4,054
Transaction costs	—	1,926	—	1,926
Total Costs and Expenses	78,618	56,640	148,829	109,595
Income from Operations	87,232	28,754	130,902	78,256
Other Income (Expense):
Interest expense, net	(6,770)	(7,171)	(13,127)	(13,832)
Gain (loss) on derivatives, net	33,235	18,720	(93,735)	12,870
Income (loss) from equity method investment	45	(129)	(323)	(248)
Gain (loss) on acquisitions and divestitures, net	961	—	(1,736)	—
Total Other Income (Expense)	27,471	11,420	(108,921)	(1,210)
Net Income from Operations before Income Taxes	114,703	40,174	21,981	77,046
Income tax expense	(27,333)	(9,704)	(5,045)	(17,943)
Net Income	$87,370	$30,470	$16,936	$59,103

Net Income per Share:
Basic	$4.17	$1.44	$0.81	$2.80
Diluted	$4.11	$1.44	$0.80	$2.80
Weighted Average Common Shares Outstanding:
Basic	20,937	21,141	20,903	21,126
Diluted	21,255	21,158	21,138	21,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, March 31, 2026	21,567	$22	$304,900	$248,518	$553,440
Stock-based compensation expense	682	—	3,918	—	3,918
Repurchased shares for tax withholding	(51)	—	(1,858)	—	(1,858)
Repurchase and retirement of shares	(25)	—	(854)	—	(854)
Dividends declared	—	—	—	(8,662)	(8,662)
Net income	—	—	—	87,370	87,370
Balance, June 30, 2026	22,173	$22	$306,106	$327,226	$633,354

Balance, March 31, 2025	21,885	$21	$311,529	$220,833	$532,383
Stock-based compensation expense	171	1	2,684	—	2,685
Repurchased shares for tax withholding	(10)	—	(305)	—	(305)
Dividends declared	—	—	—	(8,352)	(8,352)
Net income	—	—	—	30,470	30,470
Balance, June 30, 2025	22,046	$22	$313,908	$242,951	$556,881

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2025	21,719	$22	$306,660	$327,560	$634,242
Stock-based compensation expense	682	—	6,219	—	6,219
Repurchased shares for tax withholding	(51)	—	(1,871)	—	(1,871)
Repurchase and retirement of shares	(177)	—	(4,902)	—	(4,902)
Dividends declared	—	—	—	(17,270)	(17,270)
Net income	—	—	—	16,936	16,936
Balance, June 30, 2026	22,173	$22	$306,106	$327,226	$633,354

Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Stock-based compensation expense	575	1	4,053	—	4,054
Repurchased shares for tax withholding	(12)	—	(377)	—	(377)
Dividends declared	—	—	—	(16,514)	(16,514)
Net income	—	—	—	59,103	59,103
Balance, June 30, 2025	22,046	$22	$313,908	$242,951	$556,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows from Operating Activities:
Net income	$16,936	$59,103
Adjustments to reconcile net income to net cash provided by operating activities:
Exploratory well costs and lease expirations	1,379	10
Depletion, depreciation, amortization and accretion	50,371	38,701
Impairment of oil and natural gas properties	—	1,214
(Gain) loss on derivatives, net	93,735	(12,870)
Settlements on derivative contracts	(47,885)	6,266
Amortization of deferred financing costs and discount	2,367	2,373
Stock-based compensation expense	6,219	4,054
Deferred income tax expense	4,925	3,040
Loss from equity method investment	323	248
Loss on acquisitions and divestitures, net	858	—
Other	—	(8)
Changes in operating assets and liabilities
Accounts receivable, net	(29,611)	9,116
Prepaid expenses	(3,368)	(1,281)
Inventory	(2,158)	(1,989)
Other non-current assets, net	185	(1,154)
Accounts payable and accrued liabilities	13,264	(10,243)
Revenue payable	18,248	(1,987)
Other current liabilities	(15,112)	(10,572)
Net Cash Provided by Operating Activities	110,676	84,021
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(96,864)	(40,938)
Additions to midstream property and equipment	(1,410)	(6,294)
Additions to other property and equipment	(1,197)	(636)
Acquisitions of oil and natural gas properties	(4,824)	(2,138)
Acquisitions of land	(548)	—
Proceeds from divestitures	8,206	—
Contributions to equity method investment	(6,500)	(6,250)
Distributions from equity method investment	1,487	—
Funds held in escrow	—	(14,201)
Net Cash Used in Investing Activities	(101,650)	(70,457)
Cash Flows from Financing Activities:
Deferred financing costs	(108)	(164)
Proceeds from Credit Facility	77,000	30,000
Repayments under Credit Facility	(49,000)	(16,000)
Repayments of Senior Notes	(10,000)	(10,000)
Payment of earnout liability	(310)	—
Payment of cash dividends	(17,038)	(16,121)
Repurchase of common shares	(4,902)	—
Repurchase of common shares for tax withholding and other	(1,871)	(377)
Net Cash Used in Financing Activities	(6,229)	(12,662)
Net Increase in Cash	2,797	902
Cash, Beginning of Period	17,889	13,124
Cash, End of Period	$20,686	$14,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$11,307	$11,187
Income taxes	$24,203	$14,784
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$31,510	$2,596
Transfer of inventory to oil and natural gas properties	$28	$2,307
Right-of-use assets obtained in exchange for operating lease liability	$352	$2,133
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
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2025 Annual Report.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the current administration and other factors.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net
Accounts receivable, net is summarized below:

	June 30, 2026	December 31, 2025
	(In thousands)
Oil, natural gas and NGL sales	$58,580	$31,037
Joint interest accounts receivable	11,323	6,291
Allowance for credit losses	(739)	(601)
Other accounts receivable	5	4,318
Total accounts receivable, net	$69,169	$41,045
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
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	June 30, 2026	December 31, 2025
	(In thousands)
Furniture, fixtures and other	$8,515	$7,583
Land	18,531	17,983
Other property and equipment	$27,046	$25,566
Accumulated depreciation and amortization	(3,841)	(3,694)
Total other property and equipment, net	$23,205	$21,872
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Deferred financing costs, net(1)	$3,490	$4,064
Right-of-use assets	3,019	3,323
Prepaid capital expenditures	661	2,116
Deposits	4,576	4,846
Other	1,635	1,550
Total other non-current assets, net	$13,381	$15,899
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued capital expenditures	$32,188	$12,125
Accrued lease operating expenses	11,370	7,160
Accrued general and administrative costs	6,934	11,403
Accrued inventory	—	1,123
Accrued ad valorem tax	2,605	5,277
Other accrued expenditures	1,434	602
Total accrued liabilities	$54,531	$37,690
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Advances from joint interest owners	$14,684	$4,451
Income taxes payable	—	22,175
Current ARO liabilities	4,213	3,455
Current portion of earnout payments	3,875	1,040
Other	1,527	2,968
Total other current liabilities	$24,299	$34,089
Asset Retirement Obligations
Components of the changes in ARO for the six months ended June 30, 2026, and the year ended December 31, 2025, are shown below:

	June 30, 2026	December 31, 2025
	(In thousands)
ARO, beginning balance	$63,432	$35,268
Liabilities incurred	66	143
Liabilities assumed in acquisitions	—	19,284
Liabilities removed upon sale	(71)	(88)
Revision of estimated obligations	—	7,724
Liability settlements	(2,074)	(2,591)
Accretion	2,502	3,692
ARO, ending balance	$63,855	$63,432
Less: current ARO(1)	(4,213)	(3,455)
ARO, long-term	$59,642	$59,977
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The following table presents oil and natural gas sales, net disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Oil and natural gas sales:
Oil sales, net	$182,249	$85,921	$307,217	$184,513
Natural gas sales, net	(13,359)	(874)	(19,718)	710
NGL sales, net	(3,040)	347	(7,768)	2,628
Total oil and natural gas sales, net(1)	$165,850	$85,394	$279,731	$187,851
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents the allocation of the total purchase price of the Silverback Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the closing date of the acquisition:

Preliminary purchase price allocation as of June 30, 2026 (in thousands):

Consideration:
Cash consideration paid to sellers upon closing	$119,559
Preliminary estimated fair value of earnout payments	3,100
Total consideration transferred	$122,659

Fair value of assets acquired:
Cash	$1,857
Accounts receivable	7,889
Prepaid expenses	313
Inventory	5,371
Current derivative assets	1,029
Oil and gas properties	140,047
Other property and equipment	602
Other non-current assets	1,421
Amount attributable to assets acquired	$158,529

Fair value of liabilities assumed:
Accounts payable	$364
Accrued liabilities	1,851
Revenue payable	14,371
Asset retirement obligations	19,284
Amount attributable to liabilities assumed	$35,870

Net assets acquired	$122,659
Cash consideration included deposits into escrow of $14.2 million at signing and $6.9 million at closing for title defects. As of June 30, 2026, $4.6 million of the closing escrow was returned to the Company, $1.1 million was paid to the sellers and $1.2 million remains in escrow and is reflected as funds held in escrow in our condensed consolidated balance sheets.
The Company funded the acquisition with cash on hand and borrowings under our Credit Facility.
The Company may potentially pay the sellers quarterly earnout payments of up to $1.9 million per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. For the three months ended June 30, 2026, the average WTI was $92.70. The Company remeasured the fair value of its earnout payment liability at June 30, 2026, for the remaining 6 quarters and, as a result of the decrease in the WTI forward strip pricing, a $0.6 million remeasurement gain was reflected in gain (loss) on acquisitions and divestitures, net in our condensed consolidated statements of operations, inclusive of the payout of $1.9 million, which was realized in the second quarter and subsequently paid in July 2026. For the six months ended June 30, 2026, the Company has made $0.9 million in earnout payments and recognized a remeasurement loss of $3.5 million. See additional information on the fair value measurement of the earnout payments in Note 7 - Fair Value Measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gain (loss) on acquisitions and divestitures, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Gain on sale of oil and natural gas properties(1)	$—	$—	$1,446	$—
Gain (loss) on earnout liabilities - Silverback Acquisition	635	—	(3,485)	—
Other	326	—	303	—
Total gain (loss) on acquisitions and divestitures, net	$961	$—	$(1,736)	$—
_____________________
(1) Represents sale of interest in non-operated wells.
Post-Acquisition Operating Results
The results of operations attributable to the Silverback Acquisition since the closing date of the acquisition have been included in the condensed consolidated statements of operations and include $12.9 million and $27.0 million of total revenues and $5.2 million and $13.6 million of earnings, which represents total revenues less production taxes and lease operating expenses ("LOE"), for the three and six months ended June 30, 2026, respectively.
Pro Forma Operating Results (Unaudited)
The results of operations of the Silverback Acquisition have been included in the Company's condensed consolidated financial statements since the closing date of the acquisition. The following supplemental, unaudited pro forma combined financial information for the three and six months ended June 30, 2025, reflect the consolidated results of operations of the Company as if the Silverback Acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2024 instead of being recorded in the year ended December 31, 2025, (ii) depletion, depreciation and amortization expense and (iii) interest expense related to the financing for the Silverback Acquisition. In addition, the pro forma information has been effected for income taxes with a blended statutory rate of 25.7% for the three and six months ended June 30, 2025.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	(In thousands, except per share amounts)
Total revenues	$101,474	$224,445
Net income	$33,609	$65,240
Basic net income per common share	$1.59	$3.09
Diluted net income per common share	$1.59	$3.09
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Oil and Natural Gas Properties
Oil and natural gas properties, net are summarized below:

	June 30, 2026	December 31, 2025
	(In thousands)
Proved	$1,253,406	$1,153,126
Unproved	148,507	155,979
Work-in-progress	67,857	25,668
Oil and natural gas properties	$1,469,770	$1,334,773
Accumulated depletion, amortization and impairment	(386,961)	(339,234)
Total oil and natural gas properties, net	$1,082,809	$995,539
Depletion expense for proved oil and natural gas properties was $23.3 million and $17.8 million, respectively, for the three months ended June 30, 2026, and 2025 and $48.1 million and $35.3 million, respectively, for the six months ended June 30, 2026, and 2025.
Exploration costs were $1.4 million and $0.1 million for the six months ended June 30, 2026, and 2025, respectively, and were primarily attributable to the expiration of oil and natural gas leases.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2026, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps, costless collars and basis swaps. The following table summarizes the open financial derivative positions as of June 30, 2026, related to our future oil and natural gas production:

	2026		2027				2028
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Oil
WTI Oil Swaps
Volume (Bbl)	860,000	820,000	725,000	650,000	630,000	605,000	330,000
Weighted average price ($/Bbl)	$61.65	$61.42	$61.48	$61.68	$61.38	$61.62	$70.18

WTI Oil Collars
Volume (Bbl)	570,000	550,000	475,000	537,000	400,000	225,000	180,000
Weighted average floor price ($/Bbl)	$58.25	$57.75	$57.15	$55.84	$52.93	$56.33	$55.00
Weighted average ceiling price ($/Bbl)	$72.66	$69.59	$66.42	$67.97	$65.87	$67.06	$73.33

Natural Gas
Henry Hub Natural Gas Swaps
Volume (MMBtu)	300,000	500,000	600,000
Weighted average price ($/MMBtu)	$3.59	$4.07	$4.19

Henry Hub Natural Gas Collars
Volume (MMBtu)	900,000	600,000	450,000
Weighted average floor price ($/MMBtu)	$3.05	$3.43	$3.80
Weighted average ceiling price ($/MMBtu)	$3.74	$4.79	$5.84

Waha Basis Swaps
Volume (MMBtu)	450,000	1,950,000	3,150,000	3,150,000	3,150,000	3,150,000	1,800,000
Weighted average price ($/MMBtu)	$(2.26)	$(1.83)	$(0.94)	$(0.95)	$(0.95)	$(0.95)	$(1.01)

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
The following table summarizes the open interest rate derivative positions as of June 30, 2026:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
July 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	June 30, 2026
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$9,544	$(9,534)	$10
Non-current derivative assets	12,116	(8,903)	3,213
Current derivative liabilities	(31,640)	9,534	(22,106)
Non-current derivative liabilities	(11,761)	8,903	(2,858)
Total	$(21,741)	$—	$(21,741)

	December 31, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$22,121	$(2,980)	$19,141
Non-current derivative assets	9,316	(4,199)	5,117
Current derivative liabilities	(3,017)	2,980	(37)
Non-current derivative liabilities	(4,311)	4,199	(112)
Total	$24,109	$—	$24,109
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Settlements on derivative contracts	$(36,160)	$5,151	$(47,885)	$6,266
Non-cash gain (loss) on derivatives	69,395	13,569	(45,850)	6,604
Gain (loss) on derivatives, net	$33,235	$18,720	$(93,735)	$12,870
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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$21,650	$—	$21,650
Interest rate assets	$—	$10	$—	$10
Financial liabilities:
Commodity derivative liabilities	$—	$(43,401)	$—	$(43,401)
Silverback earnout payment liabilities	$—	$—	$(5,647)	$(5,647)
	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$31,437	$—	$31,437
Financial liabilities:
Commodity derivative liabilities	$—	$(7,179)	$—	$(7,179)
Interest rate liabilities	$—	$(149)	$—	$(149)
Silverback earnout payment liabilities	$—	$—	$(3,100)	$(3,100)
Silverback Earnout Payments
The earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model that incorporated forward strip pricing as of June 30, 2026. The valuation process involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices. The average expected value from the simulations was then discounted using the Company's weighted average cost of debt.
During the three months ended June 30, 2026, the Company paid $0.9 million based on the average WTI price during the first quarter. Based on the forward strip pricing as of June 30, 2026, the earnout payment liability decreased from $7.2 million at March 31, 2026 to $5.6 million at June 30, 2026, which includes $1.9 million realized in the second quarter and subsequently paid in July 2026, and $3.7 million unrealized. The fair value of the unrealized earnout payments is considered a Level 3 measurement due to the unobservable inputs including volatility and the discount rate, as well as the detailed modeling required to estimate fair value. See Note 4 - Acquisitions and Divestitures for additional information on the earnout payments. The following table summarizes the changes in the fair value of our Silverback earnout payments, in addition to the range and arithmetic average of the significant unobservable inputs used in the Level 3 fair value measurement:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Unobservable Inputs
	Fair Value (In thousands)	Valuation Technique	WTI Futures (Arithmetic Average)
December 31, 2025	$(3,100)	Monte Carlo	$56.91 - $57.96 ($57.23)
Loss on earnout liabilities	(4,120)
March 31, 2026	$(7,220)	Monte Carlo	$68.09 - $98.64 ($74.07)
Settled earnout payments	938
Gain on earnout liabilities	635
June 30, 2026	$(5,647)	Monte Carlo	$65.63 - $69.50 ($67.25)
As of June 30, 2026, $3.9 million, which includes the realized earnout liability of $1.9 million for the second quarter of 2026, is accrued in other current liabilities and $1.8 million is accrued in other non-current liabilities in our accompanying condensed consolidated balance sheets.
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$138,000	$138,000	$110,000	$110,000
Senior Notes (Level 2)(1)	$129,495	$138,289	$137,855	$149,312
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
The second project is intended to provide power for the sale into ERCOT, the primary electric grid of Texas, with none of the generation consumed by Riley Permian ("Merchant Deal"). This project consists of four sites located outside of the Company's operating area, but in the west Texas region.
As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of June 30, 2026, the Company had invested $46.0 million in the joint venture, comprised of $43.7 million in cash and $2.3 million of contributed assets, which was reduced by distributions and the Company's share of losses and increased by our share of income in the joint venture.
During the six months ended June 30, 2026, the Company contributed an additional $6.5 million to RPC Power. The Company has a remaining commitment to invest up to an additional $5.5 million, if required, to fund our portion of the future capital budget for the RPC Power joint venture. On December 31, 2025, RPC Power declared a $3 million dividend, of which $1.5 million was the Company's portion. The dividend was paid in January 2026.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Equity method investment, beginning balance	$39,820	$28,942	$36,188	$22,811
Contributions	2,500	—	6,500	6,250
Income (loss) from equity method investment	45	(129)	(323)	(248)
Equity method investment, ending balance	$42,365	$28,813	$42,365	$28,813
(9) Transactions with Related Parties
RPC Power
The Company is party to a 10-year agreement with RPC Toll LLC, a wholly owned subsidiary of RPC Power ("RPC Toll"), which provides for the conversion of specified quantities of natural gas to electricity to power a portion of our oilfield operations in our Champions field ("Second A&R Tolling Agreement") in exchange for fixed and variable payments to RPC Toll for the electricity provided. The Second A&R Tolling Agreement commenced in June 2024 and expires in September 2034 unless extended by the parties. The Company also entered into two ancillary agreements that run concurrently with the Second A&R Tolling Agreement. The Company pays a fixed monthly fee for RPC Power's operational expertise and a designated return for RPC Power's capital invested in electrical connections.
The Company is party to a 10-year natural gas supply agreement ("A&R Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Deal. The Company's commitment under the A&R Supply Agreement is contingent upon project start-up with the first of sites placed in service in May 2026. The price the Company receives for the gas volumes sold is variable which may result in negative sales prices and revenues. The remaining three sites are expected to be placed in service during the second half of 2026.
The Company incurred LOE from RPC Power of approximately $2.1 million for the three months ended June 30, 2026, and 2025 and approximately $4.1 million and $3.7 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, and December 31, 2025, the Company had approximately $0.7 million accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets. The Company incurred net payments under the A&R Supply Agreement of less than $0.1 million for the three and six months ended June 30, 2026.
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
The Company incurred legal fees from di Santo Law of approximately $0.3 million for the three months ended June 30, 2026, and 2025 and approximately $0.6 million and $0.7 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, and December 31, 2025, the Company had approximately $0.1 million and $1.7 million, respectively, in amounts accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	June 30, 2026	December 31, 2025
	(In thousands)
Credit Facility	$138,000	$110,000
Senior Notes
Principal	$135,000	$145,000
Less: Unamortized discount(1)	3,918	5,095
Less: Unamortized deferred financing costs(1)	1,587	2,050
Total Senior Notes	$129,495	$137,855

Total debt	$267,495	$247,855
Less: Current portion of long-term debt(2)	20,000	20,000
Total long-term debt	$247,495	$227,855
___________________
(1)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(2)As of June 30, 2026, and December 31, 2025, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of June 30, 2026, Riley Exploration - Permian, LLC, as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $425 million. On April 30, 2026, the Company entered into the eighteenth amendment to the Credit Facility, which increased the Company’s borrowing base from $400 million to $425 million and documented the Company's election to maintain commitments thereunder at $400 million. In addition, the eighteenth amendment shortens the springing maturity of the Credit Facility in advance of the Senior Notes from 181 days to 91 days, effectively extending the maturity date for the Credit Facility to January 2028, given the April 2028 stated maturity of the Senior Notes. Substantially all of the Company’s assets are pledged to secure the Credit Facility.
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
The following table summarizes the Credit Facility balances:

	June 30, 2026	December 31, 2025
	(In thousands)
Outstanding borrowings	$138,000	$110,000
Available borrowing capacity	$262,000	$290,000
Senior Notes
On April 3, 2023, the Company (as issuer) completed our issuance of $200 million aggregate principal amount of 10.50% senior unsecured notes with final maturity in April 2028 pursuant to a note purchase agreement (the "Note Purchase Agreement"), with the Senior Notes issued at a 6% discount.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of June 30, 2026, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
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
The following table summarizes the Company's interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$6,089	$6,228	$11,451	$12,253
Interest income	(251)	(149)	(426)	(279)
Capitalized interest	(497)	(364)	(788)	(1,055)
Amortization of deferred financing costs	598	576	1,191	1,144
Amortization of discount on Senior Notes	587	615	1,176	1,229
Unused commitment fees on Credit Facility	244	265	523	540
Total interest expense, net	$6,770	$7,171	$13,127	$13,832
During the six months ended June 30, 2026, and 2025, the weighted average interest rate on the Credit Facility was 6.60% and 7.28%, respectively.
As of June 30, 2026, the Senior Notes had $3.9 million of unamortized discount and $1.6 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the six months ended June 30, 2026. As of December 31, 2025, the Senior Notes had $5.1 million of unamortized discount and $2.1 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the year ended December 31, 2025.
As of June 30, 2026, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) Shareholders' Equity
Dividends
For the three months ended June 30, 2026, and 2025, the Company declared quarterly dividends on our common stock totaling approximately $8.7 million and $8.4 million, respectively. For the six months ended June 30, 2026, and 2025, the Company declared quarterly dividends on its common stock totaling approximately $17.3 million and $16.5 million, respectively.
Stock-Based Compensation
In May 2026, at the Company's annual meeting of stockholders, the Company's stockholders approved the Second Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which increased the total number of authorized shares available for issuance by 2,800,000. As of June 30, 2026, the A&R LTIP had 2,463,326 shares remaining that are available for future awards.
In March 2025, the Company introduced performance-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth of the Company and the interests of its shareholders. Performance stock awards may be earned based on the Company’s achievement of total shareholder return ("TSR") relative to its peer group during the applicable three-year calendar year performance period. Performance stock awards granted in 2026 also included a modifier based on the Company's absolute TSR. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years, with dividends paid on the number of shares that vest. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares for the 2025 awards and 245,642 shares for the 2026 awards (the full 200%), which assumes the highest percentage payout for the performance stock awards. The number of unvested shares of performance restricted stock used to calculate our fully diluted shares based on the Company's relative TSR ranking and absolute TSR as of June 30, 2026, and relative TSR ranking as of December 31, 2025, was 406,470 and 149,039, respectively.
The following table presents the assumptions related to performance shares granted:

	Performance Awards
	2026	2025
Grant-date fair value	$55.23	$45.07
Risk-free interest rate	4.12%	4.02%
Volatility factor	48.67%	55.88%
2021 Long-Term Incentive Plan
The following table presents the Company's restricted stock activity during the six months ended June 30, 2026, under the A&R LTIP:

	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	569,150	$29.67
Granted	440,461	$35.53
Vested	(186,947)	$28.88
Forfeited	(2,784)	$32.56
Unvested at June 30, 2026	819,880	$32.99

For the three months ended June 30, 2026, and 2025, stock-based compensation expense was $3.9 million and $2.7 million, respectively. For the six months ended June 30, 2026, and 2025, stock-based compensation expense was $6.2 million and $4.1 million, respectively. Stock-based compensation expense is included in general and administrative costs in the Company's accompanying condensed consolidated statements of operations for the restricted stock awards granted under the A&R LTIP.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents unrecognized stock-based compensation expense expected to be recognized and the related weighted average recognition period associated with unvested shares as of June 30, 2026:

	Restricted Stock Awards	Performance Stock Awards
Unrecognized compensation expense (in millions)	$22.2	$8.6
Weighted average period for recognition (months)	26	30
Share Repurchases
In December 2025, our Board of Directors approved a stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended from time to time, modified, extended or discontinued by the Board at any time. Under the Repurchase Program, 25,000 and 177,408 shares were purchased and subsequently retired during the three and six months ended June 30, 2026, respectively. The remaining repurchase authority under the Repurchase Program at June 30, 2026, was $95 million.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Current income tax (benefit) expense:
Federal	$(770)	$4,345	$—	$13,469
State	(130)	493	120	1,434
Total current income tax (benefit) expense	$(900)	$4,838	$120	$14,903
Deferred income tax expense:
Federal	$26,842	$4,466	$4,468	$2,666
State	1,391	400	457	374
Total deferred income tax expense	$28,233	$4,866	$4,925	$3,040
Total income tax expense	$27,333	$9,704	$5,045	$17,943
Beginning in the first quarter of 2026, the Company elected to change its interim income tax reporting methodology from the income statement method to the balance sheet method and will apply this method consistently for the remainder of the fiscal year. The change was made because of significant unrealized losses on derivative instruments recognized during the three months ended March 31, 2026, which are expected to reverse in future periods, and use of the income statement method would have caused a disproportionate amount of the related tax benefit to be recognized in the first quarter. Under the balance sheet method, interim income tax expense is based on changes in deferred tax assets and liabilities during the period, which the Company believes more appropriately reflects the allocation of the annual effective tax rate between current and deferred income tax expense. This change affects only the allocation of the interim income tax expense between current and deferred income tax expense and does not affect the Company’s full-year effective tax rate or total quarterly income tax expense.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(In thousands)
U.S federal statutory tax rate	$24,088	21.0%	$8,932	21.0%
State income taxes, net of federal income tax effect(1)	2,722	2.4%	705	1.7%
Nondeductible items:
Nondeductible compensation	701	0.6%	166	0.4%
Stock-based compensation	(227)	(0.2)%	(101)	(0.3)%
Other	49	—%	2	—%
Effective income tax rate	$27,333	23.8%	$9,704	22.8%

	Six Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(In thousands)
U.S federal statutory tax rate	$4,616	21.0%	$16,180	21.0%
State income taxes, net of federal income tax effect(1)	513	2.3%	1,428	1.9%
Nondeductible items:
Nondeductible compensation	142	0.6%	435	0.6%
Stock-based compensation	(240)	(1.1)%	(106)	(0.2)%
Other	14	0.1%	6	—%
Effective income tax rate	$5,045	22.9%	$17,943	23.3%
_____________________
(1)State taxes in New Mexico and Texas make up the tax effect in this category.
Cash paid for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total federal	$11,720	$2,900	$21,720	$11,900

State and local:
New Mexico	$1,892	$2,020	$1,892	$2,020
Texas	591	864	591	864
Total state and local	$2,483	$2,884	$2,483	$2,884
Total income taxes paid	$14,203	$5,784	$24,203	$14,784
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income	$87,370	$30,470	$16,936	$59,103

Basic weighted average common shares outstanding	20,937	21,141	20,903	21,126
Restricted shares	318	17	235	9
Diluted weighted average common shares outstanding	21,255	21,158	21,138	21,135

Basic net income per share	$4.17	$1.44	$0.81	$2.80
Diluted net income per share	$4.11	$1.44	$0.80	$2.80

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Restricted shares	683	780	766	788
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total Revenues	$165,850	$85,394	$279,731	$187,851
Less:
Lease operating expenses	29,433	18,880	53,504	37,211
Production and ad valorem taxes	11,430	6,126	20,462	12,796
Exploration costs	466	47	1,433	56
Depletion, depreciation, amortization and accretion	24,651	19,563	50,371	38,701
Impairment of oil and natural gas properties	—	1,214	—	1,214
Administrative costs	8,720	6,199	16,840	13,637
Stock-based compensation expense	3,918	2,685	6,219	4,054
Transaction costs	—	1,926	—	1,926
Interest expense, net of capitalized interest(1)	7,021	7,320	13,553	14,111
Interest income	(251)	(149)	(426)	(279)
(Gain) loss on derivatives, net	(33,235)	(18,720)	93,735	(12,870)
(Income) loss from equity method investment	(45)	129	323	248
(Gain) loss on acquisitions and divestitures, net	(961)	—	1,736	—
Income tax expense	27,333	9,704	5,045	17,943
Segment net income(2)	$87,370	$30,470	$16,936	$59,103
Total assets	$1,270,491	$1,033,567	$1,270,491	$1,033,567
Capital expenditures(3)	$86,599	$27,786	$133,686	$51,786
Equity method investment	$42,365	$28,813	$42,365	$28,813
_____________________
(1)Interest expense is shown gross of, or prior to the effect of interest income.
(2)There are no reconciling items between net income presented in our accompanying condensed consolidated statements of operations and segment net income.
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
During the three months ended June 30, 2026, the Company received a claim from a purported working interest owner asserting rights with regard to four wells drilled on properties acquired as part of the Silverback Acquisition prior to the date of the Silverback Acquisition. The Company is in the process of investigating the claim and has asserted a claim for indemnification from the sellers in the Silverback Acquisition pending final resolution of the claim.
The Company did not recognize any material liability for legal matters as of June 30, 2026, or December 31, 2025. Management believes it is remote that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of June 30, 2026, or December 31, 2025.
Contractual Commitments
The Company is a party to a gas gathering, treating and processing agreement with Targa Northern Delaware LLC ("Targa") in Texas. Under the terms of the agreement, the Company agreed to deliver an annual minimum volume that expires the earlier of achieving a specified quantity of cumulative volumes delivered or by the contract expiration date in 2031.
The Company is party to several contracts with RPC Power, our power-focused joint venture. See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
The Company is party to a long-term gas purchase agreement for the Company's New Mexico field with Targa, which was amended and restated (the "A&R Gas Purchase Agreement") in connection with the Company's sale to Targa of Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that held certain midstream infrastructure projects in Eddy County, New Mexico. The agreement has a quarterly minimum volume commitment for the first 5 years of the 15-year term from the in-service date, which is expected to commence in the fourth quarter of 2026.
The Company is a party to a 15-year water management services agreement ("Waterbridge Agreement") with Waterbridge Stateline LLC ("Waterbridge") to deliver a portion of its New Mexico produced water for disposal purposes within a specified dedicated area. During the first 7 years of the agreement, the Company has both annual and cumulative volume commitments to deliver minimum quantities of produced water. The in-service date is expected to be in the fourth quarter of 2026.
(16) Subsequent Events
Dividend Declaration
On July 15, 2026, the Board of Directors of the Company declared a cash dividend of $0.40 per share of common stock payable on August 12, 2026 to our shareholders of record at the close of business on July 29, 2026.

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
Recent Developments
Geopolitical and Economic Conditions
Commodity prices remain volatile. General domestic and international economic, market and political conditions, including military conflicts, global economic growth, unpredictability of new tariffs, actions of OPEC+ countries and changes to the current political environment could prolong market volatility and continue to cause a decline in commodity prices.
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
Midstream Disruption
During the second quarter of 2026, certain portions of our New Mexico operations continued to experience production interruptions and curtailments resulting from third-party midstream and gas processing constraints. Following the unplanned outage at a third-party gas processing facility that began in late March 2026, we continued to experience periodic processing limitations, maintenance-related curtailments, and reduced gas takeaway capacity affecting a portion of our New Mexico production during the quarter. These events resulted in the temporary shut-in of certain wells and reduced production from impacted areas. The temporary shut-in was substantially resolved by the end of May with production resuming to normal levels for June.
The effects of these disruptions were partially mitigated by the limited geographic scope of the affected production, our ability to restore certain wells to production as processing capacity became available, and strong operating performance from our Texas assets. As a result, while the curtailments negatively impacted certain production volumes during the quarter, they did not materially affect our overall financial condition or liquidity.
We continue to monitor the reliability and capacity of third-party midstream infrastructure serving our New Mexico acreage. To mitigate the risk of future processing and takeaway constraints of the nature experienced during the period, Targa is constructing new gathering and high-pressure trunkline infrastructure in Eddy County, New Mexico pursuant to the A&R Gas Purchase Agreement. Upon completion, this infrastructure is expected to provide increased gathering, processing, and takeaway capacity that reduces our reliance on the affected third-party processing facilities. The in-service date of the new Targa pipeline system is currently expected to occur in the fourth quarter of 2026. See Note 15 – Commitments and Contingencies for additional information.

Results of Operations
Comparison for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (in thousands):(1)
Oil sales, net	$182,249	$85,921	$307,217	$184,513
Natural gas sales, net	(13,359)	(874)	(19,718)	710
NGL sales, net	(3,040)	347	(7,768)	2,628
Oil and natural gas sales, net	$165,850	$85,394	$279,731	$187,851

Production Data, net:
Oil (MBbls)	1,933	1,382	3,747	2,788
Natural gas (MMcf)	3,241	2,213	7,022	4,441
NGLs (MBbls)	645	465	1,405	887
Total equivalent (MBoe)	3,118	2,216	6,322	4,415

Daily equivalent production (Boe/d)	34,264	24,352	34,928	24,392
Daily oil production (Bbls/d)	21,242	15,187	20,702	15,403

Average Realized Prices:(1)
Oil ($ per Bbl)	$94.28	$62.17	$81.99	$66.18
Natural gas ($ per Mcf)	$(4.12)	$(0.39)	$(2.81)	$0.16
NGLs ($ per Bbl)	$(4.71)	$0.75	$(5.53)	$2.96

Average Realized Prices, including the effects of derivative settlements:(1)(2)
Oil ($ per Bbl)	$74.25	$66.10	$68.51	$68.55
Natural gas ($ per Mcf)	$(3.33)	$(0.52)	$(2.44)	$0.08
NGLs ($ per Bbl)(3)	$(4.71)	$0.75	$(5.53)	$2.96
_____________________
(1)The Company's oil, natural gas and NGL sales are presented net of GP&T costs. These costs, related to natural gas and NGLs, at times exceeded the price received and resulted in negative average realized prices.
(2)The Company's calculation of the effects of derivative settlements includes gains (losses) on the settlement of our commodity derivative contracts. These gains (losses), along with unrealized gains (losses) from changes in the fair value of derivatives, are included under other income (expense) on the Company’s condensed consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(In thousands)
Oil sales, net	$182,249	$85,921	$307,217	$184,513

Natural gas sales	$(12,470)	$2,102	$(15,902)	$6,582
Less: GP&T costs	(889)	(2,976)	(3,816)	(5,872)
Natural gas sales, net	$(13,359)	$(874)	$(19,718)	$710

NGL sales	$14,167	$8,828	$27,028	$19,054
Less: GP&T costs	(17,207)	(8,481)	(34,796)	(16,426)
NGL sales, net	$(3,040)	$347	$(7,768)	$2,628

Oil and natural gas sales	$183,946	$96,851	$318,343	$210,149
Less: GP&T costs	(18,096)	(11,457)	(38,612)	(22,298)
Oil and natural gas sales, net	$165,850	$85,394	$279,731	$187,851
Three months ended June 30, 2026, compared to three months ended June 30, 2025
The Company’s total oil and natural gas sales, net increased by $80.5 million or 94%. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs:

Oil revenues
Oil revenues increased by $96.3 million. Our realized oil prices increased by $32.11 per Bbl, which was the result of a $31.08 increase in the average WTI price. Average daily oil volumes increased by 40%, primarily due to new wells turned to sales and the contribution of the Silverback Acquisition.

(In thousands)
Oil sales, net for the three months ended June 30, 2025	$85,921
Price	62,072
Volume	34,256
Oil sales, net for the three months ended June 30, 2026	$182,249

Natural gas revenues
Natural gas revenues decreased by $12.5 million driven by negative realized natural gas prices that more than offset an increase in production volumes. Our realized natural gas prices before GP&T costs decreased by $4.80 per Mcf, which was the result of an increase in negative Permian basis differentials due to regional pipeline constraints in addition to a $0.24 decrease in the average Henry Hub price.

(In thousands)
Natural gas sales, net for the three months ended June 30, 2025	$(874)
Price	(15,548)
Volume	976
GP&T costs	2,087
Natural gas sales, net for the three months ended June 30, 2026	$(13,359)
NGL revenues
NGL revenues decreased by $3.4 million. Our realized NGL prices before GP&T costs increased by $2.98 per Bbl which was the result of an increase in the average Mont Belvieu prices realized. Our realized NGL prices net of GP&T costs decreased by $5.46 primarily due to higher allocated GP&T costs when realized natural gas prices are negative.

(In thousands)
NGL sales, net for the three months ended June 30, 2025	$347
Price	1,922
Volume	3,417
GP&T costs	(8,726)
NGL sales, net for the three months ended June 30, 2026	$(3,040)
Six months ended June 30, 2026, compared to six months ended June 30, 2025
The Company’s total oil and natural gas sales, net increased by $91.9 million or 49%. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs:
Oil revenues
Oil revenues increased by $122.7 million. Our realized oil prices increased by $15.81 per Bbl, which was the result of a $16.17 increase in the average WTI price. Daily oil volumes increased by 34%, primarily due to new wells turned to sales and the Silverback Acquisition.

(In thousands)
Oil sales, net for the six months ended June 30, 2025	$184,513
Price	59,236
Volume	63,468
Oil sales, net for the six months ended June 30, 2026	$307,217
Natural gas revenues
Natural gas revenues decreased by $20.4 million driven by negative realized natural gas prices that more than offset an increase in production volumes. Our realized natural gas prices before GP&T costs decreased $3.75 per Mcf, which was the result of an increase in negative Permian basis differentials due to regional pipeline constraints, partially offset by a $0.15 increase in the average Henry Hub price.

(In thousands)
Natural gas sales, net for the six months ended June 30, 2025	$710
Price	(26,309)
Volume	3,825
GP&T costs	2,056
Natural gas sales, net for the six months ended June 30, 2026	$(19,718)
NGL revenues
NGL revenues decreased by $10.4 million. Our realized NGL prices before GP&T costs decreased by $2.24, per Bbl which was the result of a decrease in the average Mont Belvieu prices realized. Our realized NGL prices net of GP&T costs decreased by $8.49 primarily due to higher allocated GP&T costs when realized natural gas prices are negative.

(In thousands)
NGL sales, net for the six months ended June 30, 2025	$2,628
Price	(3,153)
Volume	11,127
GP&T costs	(18,370)
NGL sales, net for the six months ended June 30, 2026	$(7,768)
Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs and Expenses:	(In thousands)
Lease operating expenses	$29,433	$18,880	$53,504	$37,211
Production and ad valorem taxes	$11,430	$6,126	$20,462	$12,796
Exploration costs	$466	$47	$1,433	$56
Depletion, depreciation, amortization and accretion	$24,651	$19,563	$50,371	$38,701
Impairment of oil and natural gas properties	$—	$1,214	$—	$1,214

Administrative costs	$8,720	$6,199	$16,840	$13,637
Stock-based compensation expense	3,918	2,685	6,219	4,054
General and administrative expense	$12,638	$8,884	$23,059	$17,691

Transaction costs	$—	$1,926	$—	$1,926
Interest expense, net	$6,770	$7,171	$13,127	$13,832
(Gain) loss on derivatives, net	$(33,235)	$(18,720)	$93,735	$(12,870)
(Income) loss from equity method investment	$(45)	$129	$323	$248
(Gain) loss on acquisitions and divestitures, net	$(961)	$—	$1,736	$—
Income tax expense	$27,333	$9,704	$5,045	$17,943
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
The Company’s LOE increased by $10.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a $6.4 million increase related to the Silverback Acquisition, a $3.0 million increase in workover expenses to return wells to production and a $1.2 million increase in Champions' third-party water disposal costs to align with our increased drilling pace.
The Company’s LOE increased by $16.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a $10.8 million increase related to the Silverback Acquisition, a $3.1 million increase in workover expenses to return wells to production and a $1.1 million increase in Champions' third-party water disposal costs to align with our increased drilling pace.
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
Production and ad valorem taxes increased by $5.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher revenues from increased production volumes, including an increase in volumes from the Silverback Acquisition and higher oil prices.
Production and ad valorem taxes increased by $7.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher revenues from increased production volumes, including an increase in volumes from the Silverback Acquisition and higher oil prices, partially offset by the reversal of $0.8 million for a previously accrued liability related to the Environmental Protection Agency’s waste emission charge that was nullified in the first quarter of 2025.
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
The following table presents the components of the Company's DD&A expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depletion	$23,279	$17,758	$48,063	$35,315
Accretion	1,165	1,300	1,931	2,674
Depreciation and amortization	207	505	377	712
Total DD&A expense	$24,651	$19,563	$50,371	$38,701
DD&A expense increased by $5.1 million and $11.7 million, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to higher production volumes, including an increase in volumes from the Silverback Acquisition which increased depletion expense by approximately $2.4 million and $6.8 million, respectively.

Impairments of Oil and Natural Gas Properties
There was no impairment loss during the three and six months ended June 30, 2026. There was a non-cash impairment loss on proved properties of $1.2 million during the three and six months ended June 30, 2025, which related to a decrease in fair value of certain properties in New Mexico outside of the Company's core acreage in the Red Lake field.
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
Total G&A expense increased by $3.8 million and $5.4 million for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily due to increased headcount and higher incentive compensation.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful commercial transactions, business combinations or unsuccessful asset acquisitions. There were no transaction costs during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, transaction costs of $1.9 million primarily related to the Silverback Acquisition.
Interest Expense, net
Interest expense, net decreased by $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily due to lower interest rates on the Credit Facility and a lower principal balance on the Senior Notes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Settlements on derivative contracts	$(36,160)	$5,151	$(47,885)	$6,266
Non-cash gain (loss) on derivatives	69,395	13,569	(45,850)	6,604
Gain (loss) on derivatives, net	$33,235	$18,720	$(93,735)	$12,870
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Current income tax (benefit) expense	$(900)	$4,838	$120	$14,903
Deferred income tax expense	28,233	4,866	4,925	3,040
Total income tax expense	$27,333	$9,704	$5,045	$17,943

Effective income tax rate	23.8%	22.8%	22.9%	23.3%
The increase in deferred income tax expense during the three months ended June 30, 2026, is primarily due to a higher non-cash benefit on derivatives. The decrease in current income tax expense was primarily attributable to higher capital spending during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
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
Working Capital
Working capital represents the funds available to meet day-to-day operational needs and is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At June 30, 2026, we had $262 million of undrawn capacity under our Credit Facility. The following table presents the components of working capital:

	June 30,
	2026	2025
	(In thousands)
Current Assets:
Cash	$20,686	$14,026
Accounts receivable, net	69,169	35,295
Prepaid expenses	5,428	2,828
Inventory	9,029	3,685
Current derivative assets	10	11,160
Total Current Assets	$104,322	$66,994
Current Liabilities:
Accounts payable	$33,189	$9,231
Accrued liabilities	54,531	31,198
Revenue payable	77,854	32,799
Current derivative liabilities	22,106	12
Current portion of long-term debt	20,000	20,000
Other current liabilities	24,299	11,535
Total Current Liabilities	$231,979	$104,775
Working Capital Deficit	$(127,657)	$(37,781)
Our working capital deficit increased by $90 million primarily due to higher working capital required to fund our drilling program, revenue payable from higher oil prices and changes in our derivative assets and liabilities.
Cash Flows
The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$110,676	$84,021
Net cash used in investing activities	$(101,650)	$(70,457)
Net cash used in financing activities	$(6,229)	$(12,662)
Operating Activities
Net cash provided by operating activities were $110.7 million for the six months ended June 30, 2026, compared to $84.0 million for the six months ended June 30, 2025, and primarily consisted of the following:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Total revenues, net	$279,731	$187,851
Operating expenses(1)	$(90,860)	$(65,616)
Advances from joint interest owners	$10,233	$(8,813)
Settlements on derivative contracts	$(47,885)	$6,266
Interest paid, net of capitalized interest	$(11,307)	$(11,187)
Income tax liabilities paid	$(24,203)	$(14,784)
_____________________
(1)Operating expenses include LOE, production and ad valorem taxes, administrative costs, transaction costs and other miscellaneous operating expenses.

The increase in net cash provided by operating activities was primarily due to higher revenues from increased production and higher oil prices, along with an increase in advances from joint interest owners, partially offset by higher operating expenses associated with increased production and derivative settlement losses resulting from higher oil prices.
Investing Activities

Net cash flows used in investing activities were $101.7 million for the six months ended June 30, 2026, compared to $70.5 million for the six months ended June 30, 2025, and primarily consisted of the following:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Additions to oil and natural gas properties	$(96,864)	$(40,938)
Additions to midstream property and equipment(1)	$(1,410)	$(6,294)
Acquisitions of oil and natural gas properties	$(4,824)	$(2,138)
Proceeds from divestitures	$8,206	$—
Contributions to equity method investment	$(6,500)	$(6,250)
Funds held in escrow	$—	$(14,201)
_____________________
(1)These additions and corresponding assets were sold as part of the sale of our midstream assets to Targa in 2025.
Capital expenditures for oil and natural gas properties increased by $55.9 million due to an increase in drilling and completion activity and an increase in infrastructure investments. Funds held in escrow relate to the Silverback Acquisition, which closed on July 1, 2025.
Financing Activities
Net cash flows used in financing activities were $6.2 million for the six months ended June 30, 2026, compared to $12.7 million for the six months ended June 30, 2025, and primarily consisted of the following:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Proceeds from Credit Facility, net	$28,000	$14,000
Repayments of Senior Notes	$(10,000)	$(10,000)
Payment of cash dividends	$(17,038)	$(16,121)
Repurchase of common shares	$(4,902)	$—
Repurchase of common shares for tax withholding and other	$(1,871)	$(377)
Net borrowings increased by $14 million, partially offset by the repurchase of common shares of $5 million and an increase in repurchases of common shares for tax withholding of 1.5 million.
Credit Facility and Senior Notes
On April 30, 2026, the Company entered into the eighteenth amendment to the Credit Facility, which increased the Company’s borrowing base from $400 million to $425 million and documented the Company's election to maintain commitments thereunder at $400 million. In addition, the eighteenth amendment shortens the springing maturity of the Credit Facility in advance of the Senior Notes from 181 days to 91 days, effectively extending the maturity date for the Credit Facility to January 2028, given the April 2028 stated maturity of the Senior Notes.
The Credit Facility and Senior Notes had a principal balance of $138 million and $135 million, respectively, as of June 30, 2026.
See further discussion in Note 10 - Long-Term Debt for additional information.

Dividends
For the six months ended June 30, 2026, the Company recognized quarterly dividends totaling approximately $17.3 million, with $17.0 million paid in cash and $0.3 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of June 30, 2026, the Company had a remaining volume commitment that expires the earlier of achieving a specified quantity of cumulative volumes delivered or by the contract expiration date in 2031 with Targa, formerly Stakeholder Midstream, LLC, in Texas. The Company also had natural gas delivery commitments under the A&R Tolling Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement to fund our portion of the capital budget for the RPC Power joint venture. The Company also entered into the A&R Gas Purchase Agreement that required an acreage dedication and a minimum volume commitment to Targa for a significant portion of our natural gas production in New Mexico. This agreement is expected to commence in the fourth quarter of 2026. In addition, the Company entered into the Waterbridge Agreement, which includes minimum produced water volume commitments for a portion of our New Mexico operations and is expected to be in service in the fourth quarter of 2026. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the six months ended June 30, 2026, are the same as those described in the 2025 Annual Report.

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
For the six months ended June 30, 2026, oil and natural gas sales, net was $279.7 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $37.0 million if there was a 10% change in index pricing. As of June 30, 2026, the fair value of our oil and natural gas derivative contracts was a net liability of $22 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $43 million.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, under the headings "Part I, Item 1 and 2. Business and Properties," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1A. Risk Factors" and in "Part II, Item 1A. Risk Factors" of our subsequently filed Quarterly Report should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those that were described in the Company's 2025 Annual Report and subsequently filed Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In December 2025, our Board of Directors approved the Repurchase Program authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended, modified, extended or discontinued by the Board at any time. During the three and six months ended June 30, 2026, 25,000 and 177,408 shares were purchased, for $0.9 million and $4.9 million, respectively, at a weighted average price of $34.13 and $27.61 per share under the Repurchase Program. The remaining repurchase authority under the Repurchase Program at June 30, 2026, was $95 million.
We also receive shares from employees for the payment of personal income tax withholding upon vesting of stock-based compensation transactions. The acquisition of the surrendered shares is not part of our Repurchase Program to repurchase shares of our common stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase.
Our common stock repurchase activity during the second quarter of 2026 was as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 30	50,964	$35.65	—	$95,954,918
May 31	15,000	$34.47	15,000	$95,437,903
June 30	10,000	$33.62	10,000	$95,101,692
Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

3.2	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2024).
4.2	Note Purchase Agreement, dated as of April 3, 2023, among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).
4.3	First Amendment to Note Purchase Agreement dated as of December 13, 2024 by and among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2024).
10.1	Riley Exploration Permian, Inc. Second Amended and Restated 2021 Long Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A (Form DEF 14A) filed with the Securities and Exchange Commission on April 10, 2026).
10.2	Eighteenth Amendment to the Credit Agreement dated as of April 30, 2026, by and among Riley Exploration Permian, Inc., Riley Exploration - Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith.
†    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: August 5, 2026	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy