Form 10-Q
period 2026-09-30
Riley Exploration Permian, Inc.
filed 2026-11-04
CIK 1001614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The total number of shares of common stock, par value $0.001 per share, outstanding as of November 2, 2026, was 22,121,494.

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

Boe/d	Stock tank barrel equivalent of oil per day
Btu	British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit
MBbl	One thousand barrels of oil or other liquid hydrocarbons
MBoe	One thousand Boe
MBoe/d	One thousand Boe per day
Mcf	One thousand cubic feet of gas
MMBtu	One million British thermal units
MMcf	One million cubic feet of gas
Abbreviations.
ARO	Asset Retirement Obligation
CODM	Chief Operating Decision Maker as defined by the FASB under the Accounting Standards Codification 280. Together, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Accounting Officer form a collaborative team that functions as the CODM
Credit Facility	A credit agreement among Riley Exploration - Permian, LLC, as borrower, and Riley Exploration Permian, Inc, as parent guarantor, with Truist Bank and certain lenders party thereto, as amended
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GP&T costs	Gathering, processing and transportation costs
NGL	Natural gas liquids
NMOCD	New Mexico Oil Conservation Division
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Oil	Crude oil and condensate
OPEC+	Organization of the Petroleum Exporting Countries ("OPEC") members and non-OPEC allies
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Senior Notes	The Company's unsecured 10.5% senior notes due April 2028
U.S. GAAP	Accounting principles generally accepted in the United States of America
WTI	West Texas Intermediate

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2026	December 31, 2025
	(In thousands, except share amounts)
Assets
Current Assets:
Cash	$26,833	$17,889
Accounts receivable, net	92,010	41,045
Prepaid expenses	3,591	7,763
Inventory	5,305	7,929
Current derivative assets	89	19,141
Total Current Assets	127,828	93,767
Oil and natural gas properties, net (successful efforts)	1,109,695	995,539
Other property and equipment, net	23,623	21,872
Non-current derivative assets	829	5,117
Equity method investment	44,184	36,188
Funds held in escrow	—	1,196
Other non-current assets, net	14,450	15,899
Total Assets	$1,320,609	$1,169,578
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$36,025	$5,083
Accrued liabilities	52,475	37,690
Revenue payable	91,447	59,606
Current derivative liabilities	85,481	37
Current portion of long-term debt	20,000	20,000
Other current liabilities	24,016	34,089
Total Current Liabilities	309,444	156,505
Non-current derivative liabilities	8,821	112
Asset retirement obligations	64,089	59,977
Long-term debt	220,316	227,855
Deferred tax liabilities	87,897	86,119
Other non-current liabilities	3,859	4,768
Total Liabilities	694,426	535,336
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized; 22,153,785 and 21,718,800 shares issued at September 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	310,138	306,660
Retained earnings	316,023	327,560
Total Shareholders' Equity	626,183	634,242
Total Liabilities and Shareholders' Equity	$1,320,609	$1,169,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas sales, net	$201,203	$106,852	$480,934	$294,703
Total Revenues	201,203	106,852	480,934	294,703
Costs and Expenses:
Lease operating expenses	34,173	26,874	87,677	64,085
Production and ad valorem taxes	12,764	8,278	33,226	21,074
Exploration costs	2,086	217	3,519	273
Depletion, depreciation, amortization and accretion	32,478	27,214	82,849	65,915
Impairment of oil and natural gas properties	—	—	—	1,214
General and administrative:
Administrative costs	8,784	9,922	25,624	23,559
Stock-based compensation expense	4,169	2,688	10,388	6,742
Transaction costs	24	2,797	24	4,723
Total Costs and Expenses	94,478	77,990	243,307	187,585
Income from Operations	106,725	28,862	237,627	107,118
Other Income (Expense):
Interest expense, net	(6,731)	(9,606)	(19,858)	(23,438)
Gain (loss) on derivatives, net	(99,838)	1,920	(193,573)	14,790
Loss from equity method investment	(181)	(19)	(504)	(267)
Loss on acquisitions and divestitures, net	(3,254)	—	(4,990)	—
Total Other Income (Expense)	(110,004)	(7,705)	(218,925)	(8,915)
Net Income (Loss) from Operations before Income Taxes	(3,279)	21,157	18,702	98,203
Income tax benefit (expense)	879	(4,817)	(4,166)	(22,760)
Net Income (Loss)	$(2,400)	$16,340	$14,536	$75,443

Net Income (Loss) per Share:
Basic	$(0.11)	$0.77	$0.69	$3.57
Diluted	$(0.11)	$0.77	$0.68	$3.56
Weighted Average Common Shares Outstanding:
Basic	20,945	21,164	20,918	21,139
Diluted	20,945	21,263	21,221	21,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, June 30, 2026	22,173	$22	$306,106	$327,226	$633,354
Stock-based compensation expense	(15)	—	4,169	—	4,169
Repurchased shares for tax withholding	(4)	—	(137)	—	(137)
Dividends declared	—	—	—	(8,803)	(8,803)
Net loss	—	—	—	(2,400)	(2,400)
Balance, September 30, 2026	22,154	$22	$310,138	$316,023	$626,183

Balance, June 30, 2025	22,046	$22	$313,908	$242,951	$556,881
Stock-based compensation expense	—	—	2,688	—	2,688
Repurchased shares for tax withholding	(37)	—	(1,047)	—	(1,047)
Dividends declared	—	—	—	(8,365)	(8,365)
Net income	—	—	—	16,340	16,340
Balance, September 30, 2025	22,009	$22	$315,549	$250,926	$566,497

	Shareholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2025	21,719	$22	$306,660	$327,560	$634,242
Stock-based compensation expense	667	—	10,388	—	10,388
Repurchased shares for tax withholding	(55)	—	(2,008)	—	(2,008)
Repurchase and retirement of shares	(177)	—	(4,902)	—	(4,902)
Dividends declared	—	—	—	(26,073)	(26,073)
Net income	—	—	—	14,536	14,536
Balance, September 30, 2026	22,154	$22	$310,138	$316,023	$626,183

Balance, December 31, 2024	21,483	$21	$310,232	$200,362	$510,615
Stock-based compensation expense	575	1	6,741	—	6,742
Repurchased shares for tax withholding	(49)	—	(1,424)	—	(1,424)
Dividends declared	—	—	—	(24,879)	(24,879)
Net income	—	—	—	75,443	75,443
Balance, September 30, 2025	22,009	$22	$315,549	$250,926	$566,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows from Operating Activities:
Net income	$14,536	$75,443
Adjustments to reconcile net income to net cash provided by operating activities:
Exploration costs	3,465	212
Depletion, depreciation, amortization and accretion	82,849	65,915
Impairment of oil and natural gas properties	—	1,214
(Gain) loss on derivatives, net	193,573	(14,790)
Settlements on derivative contracts	(76,080)	8,529
Amortization of deferred financing costs and discount	3,560	3,570
Stock-based compensation expense	10,388	6,742
Deferred income tax expense	1,778	9,371
Loss from equity method investment	504	267
Loss on acquisitions and divestitures, net	2,587	—
Other	—	(8)
Changes in operating assets and liabilities
Accounts receivable, net	(51,908)	12,075
Prepaid expenses	(1,554)	(541)
Inventory	(2,490)	(1,765)
Other non-current assets, net	(580)	(1,307)
Accounts payable and accrued liabilities	27,062	(5,335)
Revenue payable	31,841	3,722
Other current liabilities	(17,552)	(15,643)
Net Cash Provided by Operating Activities	221,979	147,671
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(162,027)	(55,230)
Additions to midstream property and equipment	(1,545)	(20,428)
Additions to other property and equipment	(1,480)	(1,237)
Net assets acquired in business combination	—	(117,827)
Acquisitions of oil and natural gas properties	(5,339)	(2,161)
Acquisitions of land	(970)	—
Proceeds from divestitures	8,206	—
Contributions to equity method investment	(8,500)	(14,750)
Distributions from equity method investment	1,487	—
Funds held in escrow	319	(1,196)
Net Cash Used in Investing Activities	(169,849)	(212,829)
Cash Flows from Financing Activities:
Deferred financing costs	(177)	(243)
Proceeds from Credit Facility	83,000	155,000
Repayments under Credit Facility	(78,000)	(45,000)
Repayments of Senior Notes	(15,000)	(15,000)
Payment of earnout liability	(660)	—
Payment of cash dividends	(25,439)	(24,840)
Repurchase of common shares	(4,902)	—
Repurchase of common shares for tax withholding and other	(2,008)	(1,424)
Net Cash (Used in) Provided by Financing Activities	(43,186)	68,493
Net Increase in Cash	8,944	3,335
Cash, Beginning of Period	17,889	13,124
Cash, End of Period	$26,833	$16,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

RILEY EXPLORATION PERMIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest, net of capitalized interest	$16,976	$21,072
Income taxes	$25,335	$16,184
Non-cash Investing and Financing Activities:
Changes in capital expenditures in accounts payable and accrued liabilities	$16,234	$(1,842)
Transfer of inventory to oil and natural gas properties	$4,464	$2,349
Right-of-use assets obtained in exchange for operating lease liability	$426	$2,948
Asset retirement obligations assumed in acquisitions	$—	$19,284
Revisions in asset retirement obligations	$4,386	$7,724
Fair value of contingent consideration transferred in business combination	$—	$3,100
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
(2) Basis of Presentation
These unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025, include the accounts of Riley Permian and our consolidated subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2025 Annual Report.
These condensed consolidated financial statements have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026, for various reasons, including fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, unpredictability of new tariffs, the current and future impacts of military conflicts, changes to the political environment under the current administration and other factors.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Receivable, net
Accounts receivable, net is summarized below:

	September 30, 2026	December 31, 2025
	(In thousands)
Oil, natural gas and NGL sales	$79,404	$31,037
Joint interest accounts receivable	13,313	6,291
Allowance for credit losses	(855)	(601)
Other accounts receivable	148	4,318
Total accounts receivable, net	$92,010	$41,045
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
Other Property and Equipment, net
Other property and equipment, net is summarized below:

	September 30, 2026	December 31, 2025
	(In thousands)
Software, furniture and other	$8,799	$7,583
Land	18,952	17,983
Other property and equipment	$27,751	$25,566
Accumulated depreciation and amortization	(4,128)	(3,694)
Total other property and equipment, net	$23,623	$21,872
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Deferred financing costs, net(1)	$3,210	$4,064
Right-of-use assets	2,764	3,323
Prepaid capital expenditures	1,500	2,116
Deposits	5,216	4,846
Other	1,760	1,550
Total other non-current assets, net	$14,450	$15,899
_____________________
(1)Deferred financing costs, net reflects costs associated with the Company's Credit Facility which are amortized over the term of the Credit Facility.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued capital expenditures	$24,187	$12,125
Accrued lease operating expenses	11,932	7,160
Accrued general and administrative costs	9,528	11,403
Accrued inventory	—	1,123
Accrued ad valorem tax	3,920	5,277
Other accrued expenditures	2,908	602
Total accrued liabilities	$52,475	$37,690
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Advances from joint interest owners	$12,655	$4,451
Income taxes payable	—	22,175
Current ARO liabilities	4,871	3,455
Current portion of earnout payments	4,674	1,040
Other	1,816	2,968
Total other current liabilities	$24,016	$34,089
Asset Retirement Obligations
Components of the changes in ARO for the nine months ended September 30, 2026, and the year ended December 31, 2025, are shown below:

	September 30, 2026	December 31, 2025
	(In thousands)
ARO, beginning balance	$63,432	$35,268
Liabilities incurred	94	143
Liabilities assumed in acquisitions	—	19,284
Liabilities removed upon sale	(71)	(88)
Revision of estimated obligations	4,386	7,724
Liability settlements	(2,632)	(2,591)
Accretion	3,751	3,692
ARO, ending balance	$68,960	$63,432
Less: current ARO(1)	(4,871)	(3,455)
ARO, long-term	$64,089	$59,977
_____________________
(1)Current ARO is included within other current liabilities in our accompanying condensed consolidated balance sheets.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenue Recognition
The following table presents oil and natural gas sales, net disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Oil and natural gas sales:
Oil sales, net	$195,703	$108,051	$502,920	$292,564
Natural gas sales, net	1,053	(721)	(18,665)	(11)
NGL sales, net	4,447	(478)	(3,321)	2,150
Total oil and natural gas sales, net(1)	$201,203	$106,852	$480,934	$294,703
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following presents the allocation of the total purchase price of the Silverback Acquisition to the identified assets acquired and liabilities assumed based on estimated fair value as of the closing date of the acquisition:

Purchase price allocation as of September 30, 2026 (in thousands):

Consideration:
Cash consideration paid to sellers upon closing	$119,559
Estimated fair value of earnout payments as of closing date	3,100
Total consideration transferred	$122,659

Fair value of assets acquired:
Cash	$1,857
Accounts receivable	7,889
Prepaid expenses	313
Inventory	5,371
Current derivative assets	1,029
Oil and gas properties	140,047
Other property and equipment	602
Other non-current assets	1,421
Amount attributable to assets acquired	$158,529

Fair value of liabilities assumed:
Accounts payable	$364
Accrued liabilities	1,851
Revenue payable	14,371
Asset retirement obligations	19,284
Amount attributable to liabilities assumed	$35,870

Net assets acquired	$122,659
Cash consideration included deposits into escrow of $14.2 million at signing and $6.9 million at closing for title defects. As of September 30, 2026, $4.9 million of the closing escrow was returned to the Company and $2.0 million was paid to the sellers. The Company funded the acquisition with cash on hand and borrowings under our Credit Facility.
The Company may potentially pay the sellers quarterly earnout payments of up to $1.9 million per fiscal quarter during calendar years 2026 and 2027 if the NYMEX WTI quarterly average exceeds certain stated amounts set forth in the Purchase Agreement, ranging from $70 to $75 per barrel or higher. For the three months ended September 30, 2026, the average WTI was $85.68. The Company remeasured the fair value of its earnout payment liability at September 30, 2026, for the remaining 5 quarters and, as a result of an increase in the WTI forward strip pricing, a $2.5 million remeasurement loss was reflected in loss on acquisitions and divestitures, net in our condensed consolidated statements of operations, inclusive of the payout of $1.9 million, which was realized in the third quarter and subsequently paid in October 2026. For the nine months ended September 30, 2026, the Company made $2.8 million in earnout payments and recognized a remeasurement loss of $5.9 million. See additional information on the fair value measurement of the earnout payments in Note 7 - Fair Value Measurements.

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Gain (loss) on acquisitions and divestitures, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Gain (loss) on sale of oil and natural gas properties(1)	$(876)	$—	$570	$—
Loss on earnout liabilities - Silverback Acquisition	(2,453)	—	(5,938)	—
Other	75	—	378	—
Total loss on acquisitions and divestitures, net	$(3,254)	$—	$(4,990)	$—
_____________________
(1) Represents sale of interest in non-operated wells and the recognition of escrow funds released subsequent to the expiration of the purchase price allocation measurement period.
Post-Acquisition Operating Results
The results of operations attributable to the Silverback Acquisition since the closing date of the acquisition have been included in the condensed consolidated statements of operations and include $17.9 million and $44.9 million of total revenues and $9.8 million and $23.4 million of earnings, which represents total revenues less production taxes and lease operating expenses ("LOE"), for the three and nine months ended September 30, 2026, respectively.
Pro Forma Operating Results (Unaudited)
The results of operations of the Silverback Acquisition have been included in the Company's condensed consolidated financial statements since the closing date of the acquisition. The following supplemental, unaudited pro forma combined financial information for the three and nine months ended September 30, 2025, reflect the consolidated results of operations of the Company as if the Silverback Acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) transaction costs being reclassified to the first quarter of 2024 instead of being recorded in the year ended December 31, 2025, (ii) depletion, depreciation and amortization expense and (iii) interest expense related to the financing for the Silverback Acquisition. In addition, the pro forma information has been effected for income taxes with a blended statutory rate of 25.7% for the three and nine months ended September 30, 2025.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	(In thousands, except per share amounts)
Total revenues	$106,852	$331,297
Net income	$17,515	$82,755
Basic net income per common share	$0.83	$3.91
Diluted net income per common share	$0.82	$3.91
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(5) Oil and Natural Gas Properties
Oil and natural gas properties, net are summarized below:

	September 30, 2026	December 31, 2025
	(In thousands)
Proved	$1,316,453	$1,153,126
Unproved	149,996	155,979
Work-in-progress	59,762	25,668
Oil and natural gas properties	$1,526,211	$1,334,773
Accumulated depletion, amortization and impairment	(416,516)	(339,234)
Total oil and natural gas properties, net	$1,109,695	$995,539
Depletion expense for proved oil and natural gas properties was $29.6 million and $24.2 million, respectively, for the three months ended September 30, 2026, and 2025 and $77.6 million and $59.5 million, respectively, for the nine months ended September 30, 2026, and 2025.
Exploration costs were $2.1 million and $0.2 million, respectively, for the three months ended September 30, 2026, and 2025 and $3.5 million and $0.3 million, respectively, for the nine months ended September 30, 2026, and 2025. Exploration costs were primarily attributable to seismic data licensing and the expiration of oil and natural gas leases and permits.
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of September 30, 2026, the Company’s oil and natural gas derivative contracts consisted of fixed price swaps, costless collars and basis swaps. The following table summarizes the open financial derivative positions as of September 30, 2026, related to our future oil and natural gas production:

	2026	2027				2028
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Oil
WTI Oil Swaps
Volume (Bbl)	820,000	725,000	690,000	630,000	605,000	330,000
Weighted average price ($/Bbl)	$61.42	$61.48	$62.72	$61.38	$61.62	$70.18

WTI Oil Collars
Volume (Bbl)	550,000	475,000	537,000	530,000	465,000	270,000	90,000
Weighted average floor price ($/Bbl)	$57.75	$57.15	$55.84	$55.57	$58.23	$56.67	$60.00
Weighted average ceiling price ($/Bbl)	$69.59	$66.42	$67.97	$70.51	$76.92	$75.77	$80.65

Natural Gas
Henry Hub Natural Gas Swaps
Volume (MMBtu)	500,000	600,000
Weighted average price ($/MMBtu)	$4.07	$4.19

Henry Hub Natural Gas Collars
Volume (MMBtu)	600,000	450,000
Weighted average floor price ($/MMBtu)	$3.43	$3.80
Weighted average ceiling price ($/MMBtu)	$4.79	$5.84

Waha Basis Swaps
Volume (MMBtu)	3,450,000	3,150,000	3,150,000	3,150,000	3,150,000	1,800,000
Weighted average price ($/MMBtu)	$(1.58)	$(0.94)	$(0.95)	$(0.95)	$(0.95)	$(1.01)

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Interest Rate Contracts
The Company entered into floating-to-fixed interest rate swaps, in which it will receive a floating market rate equal to one-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate and will pay a fixed interest rate to manage future interest rate exposure related to the Company’s Credit Facility.
The following table summarizes the open interest rate derivative positions as of September 30, 2026:

Open Coverage Period	Position	Notional Amount	Fixed Rate
		(In thousands)
October 2026 - April 2027	Long	$45,000	3.90%
Balance Sheet Presentation of Derivatives
The following tables present the location and fair value of the Company’s derivative contracts included in our accompanying condensed consolidated balance sheets:

	September 30, 2026
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$8,702	$(8,613)	$89
Non-current derivative assets	7,552	(6,723)	829
Current derivative liabilities	(94,094)	8,613	(85,481)
Non-current derivative liabilities	(15,544)	6,723	(8,821)
Total	$(93,384)	$—	$(93,384)

	December 31, 2025
Balance Sheet Classification	Gross Fair Value	Amounts Netted	Net Fair Value
	(In thousands)
Current derivative assets	$22,121	$(2,980)	$19,141
Non-current derivative assets	9,316	(4,199)	5,117
Current derivative liabilities	(3,017)	2,980	(37)
Non-current derivative liabilities	(4,311)	4,199	(112)
Total	$24,109	$—	$24,109
The following table presents the components of the Company's gain (loss) on derivatives, net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Settlements on derivative contracts	$(28,195)	$2,263	$(76,080)	$8,529
Non-cash gain (loss) on derivatives	(71,643)	(343)	(117,493)	6,261
Gain (loss) on derivatives, net	$(99,838)	$1,920	$(193,573)	$14,790
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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$16,165	$—	$16,165
Interest rate assets	$—	$89	$—	$89
Financial liabilities:
Commodity derivative liabilities	$—	$(109,638)	$—	$(109,638)
Silverback earnout payment liabilities	$—	$—	$(6,225)	$(6,225)
	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Commodity derivative assets	$—	$31,437	$—	$31,437
Financial liabilities:
Commodity derivative liabilities	$—	$(7,179)	$—	$(7,179)
Interest rate liabilities	$—	$(149)	$—	$(149)
Silverback earnout payment liabilities	$—	$—	$(3,100)	$(3,100)
Silverback Earnout Payments
The earnout payments in connection with the Silverback Acquisition were valued using a Monte Carlo simulation model that incorporated forward strip pricing as of September 30, 2026. The valuation process involved modeling the potential earnout payments over numerous scenarios based on WTI futures prices. The average expected value from the simulations was then discounted using the Company's weighted average cost of debt.
During the three months ended September 30, 2026, the Company paid $1.9 million based on the average WTI price during the second quarter. Based on the forward strip pricing as of September 30, 2026, the earnout payment liability increased from $5.6 million at June 30, 2026 to $6.2 million at September 30, 2026, which includes $1.9 million realized in the third quarter and subsequently paid in October 2026, and $4.3 million unrealized. The fair value of the unrealized earnout payments is considered a Level 3 measurement due to the unobservable inputs including volatility and the discount rate, as well as the detailed modeling required to estimate fair value. See Note 4 - Acquisitions and Divestitures for additional information on the earnout payments. The following table summarizes the changes in the fair value of our Silverback earnout payments, in addition to the range and arithmetic average of the significant unobservable inputs used in the Level 3 fair value measurement:

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

			Unobservable Inputs
	Fair Value (In thousands)	Valuation Technique	WTI Futures (Arithmetic Average)
December 31, 2025	$(3,100)	Monte Carlo	$56.91 - $57.96 ($57.23)
Loss on earnout liabilities	(4,120)
March 31, 2026	$(7,220)	Monte Carlo	$68.09 - $98.64 ($74.07)
Settled earnout payment	938
Gain on earnout liabilities	635
June 30, 2026	$(5,647)	Monte Carlo	$65.63 - $69.50 ($67.25)
Settled earnout payment	1,875
Loss on earnout liabilities	(2,453)
September 30, 2026	$(6,225)	Monte Carlo	$74.84 - $90.42 ($81.12)
As of September 30, 2026, $4.7 million, which includes the realized earnout liability of $1.9 million for the third quarter of 2026, is accrued in other current liabilities and $1.6 million is accrued in other non-current liabilities in our accompanying condensed consolidated balance sheets.
Liabilities Not Measured on a Recurring Basis
The following table summarizes the fair value and carrying amount of the Company's financial instruments:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Credit Facility (Level 2)	$115,000	$115,000	$110,000	$110,000
Senior Notes (Level 2)(1)	$125,316	$132,013	$137,855	$149,312
_____________________
(1)The carrying value for the Senior Notes is shown net of unamortized discount and unamortized deferred financing costs.
The carrying value reported for the Credit Facility approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of the Senior Notes was determined utilizing a discounted cash flow approach. See Note 16 - Subsequent Events for additional information on the Credit Facility and Senior Notes.
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
The second project is intended to provide power for the sale into ERCOT, the primary electric grid of Texas, with none of the generation consumed by Riley Permian ("Merchant Power Project"). This project consists of four sites located outside of the Company's operating area, but in the west Texas region.
As the Company has significant influence due to our ownership percentage, but lacks control, RPC Power is accounted for as an equity method investment. In November 2024, the Company signed the Second Amendment to the A&R LLC Agreement, which increased the capital commitment for each owner from $42.5 million to $51.5 million. As of September 30, 2026, the Company had invested $48.0 million in the joint venture, comprised of $45.7 million in cash and $2.3 million of contributed

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

assets, which was reduced by distributions and the Company's share of losses and increased by our share of income in the joint venture.
During the nine months ended September 30, 2026, the Company contributed an additional $8.5 million to RPC Power. The Company has a remaining commitment to invest up to an additional $3.5 million, if required, to fund our portion of the future capital budget for the RPC Power joint venture. On December 31, 2025, RPC Power declared a $3 million dividend, of which $1.5 million was the Company's portion. The dividend was paid in January 2026.
See Note 9 - Transactions with Related Parties for further discussion of the contractual agreements between the Company and RPC Power and its affiliates and Note 15 - Commitments and Contingencies for additional information on future commitments.
The following table presents the Company's equity method investment activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Equity method investment, beginning balance	$42,365	$28,813	$36,188	$22,811
Contributions	2,000	8,500	8,500	14,750
Loss from equity method investment	(181)	(19)	(504)	(267)
Equity method investment, ending balance	$44,184	$37,294	$44,184	$37,294
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
The Company is party to a 10-year natural gas supply agreement ("A&R Supply Agreement") with RPC Merchant LLC, a wholly owned subsidiary of RPC Power ("RPC Merchant"), to supply natural gas to fuel the natural gas generators under the Merchant Power Project. The Company's commitment under the A&R Supply Agreement is contingent upon project start-up. Two sites were placed in service in May and September 2026. The price the Company receives for the gas volumes sold is variable which may result in negative sales prices and revenues. The remaining two sites are expected to be placed in service by the end of 2026.
The Company incurred LOE from RPC Power of approximately $2.1 million and $2.0 million for the three months ended September 30, 2026, and 2025 and approximately $6.2 million and $5.7 million for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company had approximately $0.8 million and $0.7 million, respectively, accrued for RPC Power, which was included in accrued liabilities in our accompanying condensed consolidated balance sheets. The Company incurred net payments under the A&R Supply Agreement of $0.3 million for the three and nine months ended September 30, 2026.
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
The Company incurred legal fees from di Santo Law of approximately $0.5 million and $0.6 million for the three months ended September 30, 2026, and 2025 and approximately $1.1 million and $1.3 million for the nine months ended September 30,

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2026, and 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company had approximately $0.4 million and $1.7 million, respectively, accrued for di Santo Law, which was included in other current liabilities in our accompanying condensed consolidated balance sheets.
(10) Long-Term Debt
The following table summarizes the Company's outstanding debt:

	September 30, 2026	December 31, 2025
	(In thousands)
Credit Facility(1)	$115,000	$110,000
Senior Notes:(1)
Principal	$130,000	$145,000
Less: Unamortized discount(2)	3,331	5,095
Less: Unamortized deferred financing costs(2)	1,353	2,050
Total Senior Notes	$125,316	$137,855

Total debt	$240,316	$247,855
Less: Current portion of long-term debt(3)	20,000	20,000
Total long-term debt	$220,316	$227,855
___________________
(1)See Note 16 - Subsequent Events for additional information.
(2)Unamortized discount and unamortized deferred financing costs are attributable to and amortized over the term of the Senior Notes.
(3)As of September 30, 2026, and December 31, 2025, the current portion of long-term debt reflects $20 million due on the Senior Notes over the next twelve months.
Credit Facility
As of September 30, 2026, Riley Exploration - Permian, LLC, as borrower, and the Company, as parent guarantor, are parties to a credit agreement with Truist Bank and certain lenders party thereto, as amended, which provides for a Credit Facility with a borrowing base of $425 million. On April 30, 2026, the Company entered into the eighteenth amendment to the Credit Facility, which increased the Company’s borrowing base from $400 million to $425 million and documented the Company's election to maintain commitments thereunder at $400 million. In addition, the eighteenth amendment shortens the springing maturity of the Credit Facility in advance of the Senior Notes from 181 days to 91 days, effectively extending the maturity date for the Credit Facility to January 2028, given the April 2028 stated maturity of the Senior Notes. Substantially all of the Company’s assets are pledged to secure the Credit Facility. See Note 16 - Subsequent Events for additional information on the Credit Facility.
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
The following table summarizes the Credit Facility balances:

	September 30, 2026	December 31, 2025
	(In thousands)
Outstanding borrowings	$115,000	$110,000
Available borrowing capacity	$285,000	$290,000

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
Interest is due and payable at the end of each quarter. In addition to interest, the Company will repay 2.50% of the original principal amount each quarter resulting in $5 million quarterly principal payments until the maturity of the Senior Notes. As of September 30, 2026, the Company had $20 million in current liabilities in our accompanying condensed consolidated balance sheets related to the quarterly principal payments due within the next 12 months.
The Note Purchase Agreement provides that after April 3, 2026, but on or prior to October 3, 2026, the Company may, at our option, redeem, at any time and from time to time some or all of the Senior Notes at 100% of the principal amount thereof plus a premium of 5.25% as set forth in the Note Purchase Agreement plus accrued and unpaid interest, if any. It further provides that after October 3, 2026, the Company may redeem some or all of the Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Company. Certain note features, including those discussed above, were evaluated and deemed to be remote. Due to the remote nature, the fair value of these features was estimated to be approximately zero.
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
The following table summarizes the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$6,035	$8,669	$17,486	$20,922
Interest income	(215)	(198)	(641)	(477)
Capitalized interest	(536)	(260)	(1,324)	(1,315)
Amortization of deferred financing costs	605	582	1,796	1,726
Amortization of discount on Senior Notes	588	615	1,764	1,844
Unused commitment fees on Credit Facility	254	198	777	738
Total interest expense, net	$6,731	$9,606	$19,858	$23,438
During the nine months ended September 30, 2026, and 2025, the weighted average interest rate on the Credit Facility was 6.63% and 7.44%, respectively.
As of September 30, 2026, the Senior Notes had $3.3 million of unamortized discount and $1.4 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the nine months ended September 30, 2026. As

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

of December 31, 2025, the Senior Notes had $5.1 million of unamortized discount and $2.1 million of unamortized deferred financing costs, resulting in an effective interest rate of 13.4% during the year ended December 31, 2025.
As of September 30, 2026, the Company was in compliance with all covenants contained in the Credit Agreement and Note Purchase Agreement. See Note 16 - Subsequent Events for additional information on the Credit Facility and Senior Notes.
(11) Shareholders' Equity
Dividends
For the three and nine months ended September 30, 2026, and 2025, the Company declared quarterly dividends on our common stock of $0.40 and $0.38 per share, totaling approximately $8.8 million and $8.4 million, and $26.1 million and $24.9 million, respectively.
Stock-Based Compensation
In May 2026, at the Company's annual meeting of stockholders, the Company's stockholders approved the Second Amended and Restated 2021 Long Term Incentive Plan (the "A&R LTIP") which increased the total number of authorized shares available for issuance by 2,800,000. As of September 30, 2026, the A&R LTIP had 2,478,650 shares remaining that are available for future awards.
In March 2025, the Company introduced performance-based restricted stock awards to further align the compensation of the Company's executive officers with the long-term growth of the Company and the interests of its shareholders. Performance stock awards may be earned based on the Company’s achievement of total shareholder return ("TSR") relative to its peer group during the applicable three-year calendar year performance period. Performance stock awards granted in 2026 also included a modifier based on the Company's absolute TSR. Payouts for the executive officers can range from 0% to 200% of the target and have cliff-vesting after three years, with dividends paid on the number of shares that vest. As a result, the Company has reduced the remaining shares available to be granted as awards under the A&R LTIP by 168,406 shares for the 2025 awards and 245,642 shares for the 2026 awards (the full 200%), which assumes the highest percentage payout for the performance stock awards. The number of unvested shares of performance restricted stock used to calculate our fully diluted shares based on the Company's relative TSR ranking and absolute TSR as of September 30, 2026, and relative TSR ranking as of December 31, 2025, was 406,470 and 149,039, respectively.
The following table presents the assumptions related to performance shares granted:

	Performance Stock Awards
	2026	2025
Grant-date fair value	$55.23	$45.07
Risk-free interest rate	4.12%	4.02%
Volatility factor	48.67%	55.88%
The following table presents the Company's restricted stock activity during the nine months ended September 30, 2026, under the A&R LTIP:

	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	569,150	$29.67
Granted	440,461	$35.53
Vested	(196,979)	$28.83
Forfeited	(18,108)	$32.06
Unvested at September 30, 2026	794,524	$33.07

For the three months ended September 30, 2026, and 2025, stock-based compensation expense was $4.2 million and $2.7 million, respectively. For the nine months ended September 30, 2026, and 2025, stock-based compensation expense was $10.4 million and $6.7 million, respectively. Stock-based compensation expense is included in general and administrative costs in the

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Company's accompanying condensed consolidated statements of operations for the restricted stock awards granted under the A&R LTIP.
The following table presents unrecognized stock-based compensation expense expected to be recognized and the related weighted average recognition period associated with unvested shares as of September 30, 2026:

	Restricted Stock Awards	Performance Stock Awards
Unrecognized compensation expense (in millions)	$18.4	$7.7
Weighted average period for recognition (months)	24	27
Share Repurchases
In December 2025, our Board of Directors approved a stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended from time to time, modified, extended or discontinued by the Board at any time. No shares were purchased under the Repurchase Program during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 177,408 shares were purchased and subsequently retired. The remaining repurchase authority under the Repurchase Program at September 30, 2026, was $95 million.
(12) Income Taxes
The components of the Company's consolidated provision for income taxes from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Current income tax (benefit) expense:
Federal	$1,688	$(1,750)	$1,688	$11,719
State	580	236	700	1,670
Total current income tax (benefit) expense	$2,268	$(1,514)	$2,388	$13,389
Deferred income tax (benefit) expense:
Federal	$(2,918)	$5,207	$1,550	$7,873
State	(229)	1,124	228	1,498
Total deferred income tax (benefit) expense	$(3,147)	$6,331	$1,778	$9,371
Total income tax (benefit) expense	$(879)	$4,817	$4,166	$22,760
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(In thousands)
U.S federal statutory tax rate	$(689)	21.0%	$4,435	21.0%
State income taxes, net of federal income tax effect(1)	(103)	3.1%	1,075	5.1%
Tax Credits:
Marginal well credit	(135)	4.1%	(1,066)	(7.3)%
Nondeductible items:
Nondeductible compensation	57	(1.7)%	321	1.5%
Stock-based compensation	(10)	0.3%	49	0.2%
Other	1	—%	3	—%
Effective income tax rate	$(879)	26.8%	$4,817	20.5%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(In thousands)
U.S federal statutory tax rate	$3,927	21.0%	$20,615	21.0%
State income taxes, net of federal income tax effect(1)	410	2.2%	2,503	2.5%
Tax Credits:
Marginal well credit	(135)	(0.7)%	(1,066)	(1.5)%
Nondeductible items:
Nondeductible compensation	199	1.1%	756	0.8%
Stock-based compensation	(250)	(1.3)%	(57)	(0.1)%
Other	15	—%	9	—%
Effective income tax rate	$4,166	22.3%	$22,760	22.7%
_____________________
(1)State taxes in New Mexico and Texas make up the tax effect in this category.
Cash paid for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total federal	$980	$1,400	$22,700	$13,300

State:
New Mexico	$152	$—	$2,044	$2,020
Texas	—	—	591	864
Total state	$152	$—	$2,635	$2,884
Total income taxes paid	$1,132	$1,400	$25,335	$16,184
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(13) Net Income Per Share
The Company calculated net income per share using the treasury stock method. The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income (loss)	$(2,400)	$16,340	$14,536	$75,443

Basic weighted average common shares outstanding	20,945	21,164	20,918	21,139
Restricted shares	—	99	303	39
Diluted weighted average common shares outstanding	20,945	21,263	21,221	21,178

Basic net income (loss) per share	$(0.11)	$0.77	$0.69	$3.57
Diluted net income (loss) per share	$(0.11)	$0.77	$0.68	$3.56

The following shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Restricted shares	1,201	674	898	735
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

RILEY EXPLORATION PERMIAN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents consolidated net income, the significant measure of profit and loss used by the CODM, as well as total assets, capital expenditures and our equity method investment for the Company's single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total Revenues	$201,203	$106,852	$480,934	$294,703
Less:
Lease operating expenses	34,173	26,874	87,677	64,085
Production and ad valorem taxes	12,764	8,278	33,226	21,074
Exploration costs	2,086	217	3,519	273
Depletion, depreciation, amortization and accretion	32,478	27,214	82,849	65,915
Impairment of oil and natural gas properties	—	—	—	1,214
Administrative costs	8,784	9,922	25,624	23,559
Stock-based compensation expense	4,169	2,688	10,388	6,742
Transaction costs	24	2,797	24	4,723
Interest expense, net of capitalized interest(1)	6,946	9,804	20,499	23,915
Interest income	(215)	(198)	(641)	(477)
(Gain) loss on derivatives, net	99,838	(1,920)	193,573	(14,790)
Loss from equity method investment	181	19	504	267
Loss on acquisitions and divestitures, net	3,254	—	4,990	—
Income tax (benefit) expense	(879)	4,817	4,166	22,760
Segment net income (loss)(2)	$(2,400)	$16,340	$14,536	$75,443
Total assets	$1,320,609	$1,191,338	$1,320,609	$1,191,338
Capital expenditures(3)	$53,114	$18,019	$186,800	$69,805
Equity method investment	$44,184	$37,294	$44,184	$37,294
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
The Company did not recognize any material liability for legal matters as of September 30, 2026, or December 31, 2025. Management believes it is remote that the impact of such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company had no material environmental liabilities as of September 30, 2026, or December 31, 2025.

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
The Company is party to a gas purchase agreement for the Company's New Mexico field with Targa, which was amended and restated (the "A&R Gas Purchase Agreement") in connection with the Company's sale to Targa of Dovetail Midstream, LLC, a wholly owned subsidiary of the Company that held certain midstream infrastructure projects in Eddy County, New Mexico. The agreement has a quarterly minimum volume commitment for the first 5 years of the 15-year term from the in-service date, which commenced on October 1, 2026.
The Company is a party to a 15-year water management services agreement ("Waterbridge Agreement") with Waterbridge Stateline LLC ("Waterbridge") to deliver a portion of its New Mexico produced water for disposal purposes within a specified dedicated area. During the first 7 years of the agreement, the Company has both annual and cumulative volume commitments to deliver minimum quantities of produced water. The in-service date occurred on September 15, 2026.
The Company is party to several contracts with RPC Power, our power-focused joint venture. See Note 8 - Equity Method Investment and Note 9 - Transactions with Related Parties for additional information related to RPC Power.
(16) Subsequent Events
Dividend Declaration
On October 14, 2026, the Board of Directors of the Company declared a cash dividend of $0.42 per share of common stock payable on November 11, 2026 to our shareholders of record at the close of business on October 28, 2026.
Senior Notes Payoff
On October 5, 2026, the Company voluntarily prepaid in full all of its outstanding Senior Notes issued pursuant to the Note Purchase Agreement. The Company prepaid the Senior Notes at 100% of the outstanding principal amount, which was $130 million, plus $0.2 million of accrued interest through the prepayment date. No prepayment premium was payable in connection with the prepayment. The Company funded the prepayment with borrowings under its existing Credit Facility. Upon completion of the prepayment, no Senior Notes remained outstanding and the Company’s obligations under the Note Purchase Agreement were satisfied and discharged, other than certain customary continuing obligations under the Note Purchase Agreement. In connection with the prepayment of the Senior Notes, the Company expects to recognize a non-cash loss on debt extinguishment of approximately $4.7 million related to the write-off of the remaining unamortized discount and deferred financing costs.
Credit Facility Redetermination
On October 29, 2026, the Company entered into an amended and restated credit agreement to the Credit Facility, which among other things, increased the Company's borrowing base from $425 million to $450 million and increased the elected commitments from $400 million to $450 million. The maturity date was also extended from December 2028 to October 2030. Additionally, the minimum hedging provision was amended to reduce the minimum hedging requirement for oil based on our proved developed producing projected volumes from 24 months to a rolling 18-month basis. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2026.

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
New Mexico Financial Assurance Requirements
In September 2026, the New Mexico Oil Conservation Commission and the New Mexico State Land Office adopted amended financial assurance requirements for oil and gas wells and for leases on state trust lands. The requirements phase in through 2029 and include, beginning May 1, 2029, financial assurance of $150,000 for each low producing well. In 2024, the Bureau of Land Management increased the minimum bond amounts applicable to federal oil and gas leases and in June 2026 proposed to return those minimums to their prior levels, although the proposal has not been finalized and the current requirements remain in effect. We are evaluating the effect of these requirements, which will depend on the status of our wells and leases when each requirement takes effect. The additional financial assurance required beginning May 1, 2029 could be significant. We expect to satisfy these requirements primarily with surety bonds and letters of credit. Surety providers may require collateral, and letters of credit issued under our Credit Facility would reduce the borrowing capacity otherwise available to us.
The Company evaluated whether the revised New Mexico financial assurance requirements, the related limits on temporary abandonment and the presumption regarding low-volume wells required any change to the estimated timing or amount of its asset retirement obligations. Financial assurance required under the revised rules does not by itself establish or increase an asset retirement obligation. Based on our preliminary assessment of the requirements as currently adopted and their application to our New Mexico assets, we do not expect compliance with these additional bonding and financial assurance requirements to have a material adverse effect on our financial condition, results of operations or liquidity.

Results of Operations
Comparison for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (in thousands):(1)
Oil sales, net	$195,703	$108,051	$502,920	$292,564
Natural gas sales, net	1,053	(721)	(18,665)	(11)
NGL sales, net	4,447	(478)	(3,321)	2,150
Oil and natural gas sales, net	$201,203	$106,852	$480,934	$294,703

Production Data, net:
Oil (MBbls)	2,340	1,690	6,087	4,478
Natural gas (MMcf)	3,898	3,380	10,920	7,821
NGLs (MBbls)	876	722	2,281	1,609
Total equivalent (MBoe)	3,866	2,975	10,188	7,391

Daily equivalent production (Boe/d)	42,022	32,337	37,319	27,073
Daily oil production (Bbls/d)	25,435	18,370	22,297	16,403

Average Realized Prices:(1)
Oil ($ per Bbl)	$83.63	$63.94	$82.62	$65.33
Natural gas ($ per Mcf)	$0.27	$(0.21)	$(1.71)	$0.00
NGLs ($ per Bbl)	$5.08	$(0.66)	$(1.46)	$1.34

Average Realized Prices, including the effects of derivative settlements:(1)(2)
Oil ($ per Bbl)	$71.61	$65.17	$69.70	$67.28
Natural gas ($ per Mcf)	$0.26	$(0.16)	$(1.48)	$(0.02)
NGLs ($ per Bbl)	$5.08	$(0.66)	$(1.46)	$1.34
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(In thousands)
Oil sales, net	$195,703	$108,051	$502,920	$292,564

Natural gas sales	$6,900	$2,967	$(9,002)	$9,549
Less: GP&T costs	(5,847)	(3,688)	(9,663)	(9,560)
Natural gas sales, net	$1,053	$(721)	$(18,665)	$(11)

NGL sales	$19,196	$12,382	$46,224	$31,436
Less: GP&T costs	(14,749)	(12,860)	(49,545)	(29,286)
NGL sales, net	$4,447	$(478)	$(3,321)	$2,150

Oil and natural gas sales	$221,799	$123,400	$540,142	$333,549
Less: GP&T costs	(20,596)	(16,548)	(59,208)	(38,846)
Oil and natural gas sales, net	$201,203	$106,852	$480,934	$294,703
Three months ended September 30, 2026, compared to three months ended September 30, 2025
The Company’s total oil and natural gas sales, net increased by $94.4 million or 88%. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs:

Oil revenues
Oil revenues increased by $87.7 million. Our realized oil prices increased by $19.69 per Bbl, which was the result of a $21.34 increase in the average WTI price. Average daily oil volumes increased by 38%, primarily due to new wells turned to sales.

(In thousands)
Oil sales, net for the three months ended September 30, 2025	$108,051
Price	46,094
Volume	41,558
Oil sales, net for the three months ended September 30, 2026	$195,703

Natural gas revenues
Natural gas revenues increased by $1.8 million driven by higher realized natural gas prices, partially offset by higher GP&T costs. Our realized natural gas prices before GP&T costs increased by $0.89 per Mcf driven by improved basis differentials, partially offset by a $0.16 decrease in the average Henry Hub price. GP&T costs increased due to higher volumes from new wells turned to sales.

(In thousands)
Natural gas sales, net for the three months ended September 30, 2025	$(721)
Price	3,478
Volume	455
GP&T costs	(2,159)
Natural gas sales, net for the three months ended September 30, 2026	$1,053
NGL revenues
NGL revenues increased by $4.9 million driven by higher realized NGL prices, partially offset by higher GP&T costs. Our realized NGL prices before GP&T costs increased by $4.76 per Bbl due to higher average Mont Belvieu prices. GP&T costs increased due to higher volumes from new wells turned to sales.

(In thousands)
NGL sales, net for the three months ended September 30, 2025	$(478)
Price	4,173
Volume	2,641
GP&T costs	(1,889)
NGL sales, net for the three months ended September 30, 2026	$4,447
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
The Company’s total oil and natural gas sales, net increased by $186.2 million or 63%. The following tables summarize the effects of price, volume and GP&T costs changes on our revenues from oil, natural gas and NGLs:
Oil revenues
Oil revenues increased by $210.4 million. Our realized oil prices increased by $17.29 per Bbl, which was the result of a $17.94 increase in the average WTI price. Daily oil volumes increased by 36%, primarily due to new wells turned to sales and the Silverback Acquisition.

(In thousands)
Oil sales, net for the nine months ended September 30, 2025	$292,564
Price	105,234
Volume	105,122
Oil sales, net for the nine months ended September 30, 2026	$502,920
Natural gas revenues
Natural gas revenues decreased by $18.7 million driven by negative realized natural gas prices that more than offset an increase in production from new wells turned to sales and the Silverback Acquisition. Our realized natural gas prices before GP&T costs decreased $2.05 per Mcf, primarily due to wider negative Permian basis differentials resulting from regional pipeline constraints, partially offset by a $0.04 increase in the average Henry Hub price.

(In thousands)
Natural gas sales, net for the nine months ended September 30, 2025	$(11)
Price	(22,335)
Volume	3,784
GP&T costs	(103)
Natural gas sales, net for the nine months ended September 30, 2026	$(18,665)
NGL revenues
NGL revenues decreased by $5.5 million driven by higher allocated GP&T costs that more than offset an increase in production from new wells turned to sales and the Silverback Acquisition. Our realized NGL prices before GP&T costs increased by $0.73 per Bbl due to higher average Mont Belvieu prices.

(In thousands)
NGL sales, net for the nine months ended September 30, 2025	$2,150
Price	1,659
Volume	13,129
GP&T costs	(20,259)
NGL sales, net for the nine months ended September 30, 2026	$(3,321)
Costs and Expenses
The following table presents the Company's operating costs and expenses and other (income) expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and Expenses:	(In thousands)
Lease operating expenses	$34,173	$26,874	$87,677	$64,085
Production and ad valorem taxes	$12,764	$8,278	$33,226	$21,074
Exploration costs	$2,086	$217	$3,519	$273
Depletion, depreciation, amortization and accretion	$32,478	$27,214	$82,849	$65,915
Impairment of oil and natural gas properties	$—	$—	$—	$1,214

Administrative costs	$8,784	$9,922	$25,624	$23,559
Stock-based compensation expense	4,169	2,688	10,388	6,742
General and administrative expense	$12,953	$12,610	$36,012	$30,301

Transaction costs	$24	$2,797	$24	$4,723
Interest expense, net	$6,731	$9,606	$19,858	$23,438
(Gain) loss on derivatives, net	$99,838	$(1,920)	$193,573	$(14,790)
Loss from equity method investment	$181	$19	$504	$267
Loss on acquisitions and divestitures, net	$3,254	$—	$4,990	$—
Income tax (benefit) expense	$(879)	$4,817	$4,166	$22,760
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
The Company’s LOE increased by $7.3 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $1.8 million increase in workover expenses to return wells to production, a $1.8 million increase in fluids and third party water disposal costs, a $1.7 million increase in environmental and safety costs, and a $1.5 million increase in electricity costs to align with our increased drilling pace.
The Company’s LOE increased by $23.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an $8.7 million increase in workover expenses to return wells to production, a $3.8 million increase in equipment costs and repairs, a $3.2 million increase in fluids and third party water disposal costs, a $2.2 million increase in electricity costs, a $1.7 million increase in payroll and contractor services and a $4.0 million increase across various other LOE costs to align with our increased drilling pace.
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
Production and ad valorem taxes increased by $4.5 million and $12.2 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to higher revenues from increased production volumes and higher oil prices.
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
The following table presents the components of the Company's DD&A expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Depletion	$29,555	$24,160	$77,618	$59,475
Accretion and ARO settlements	2,637	2,593	4,568	5,267
Depreciation and amortization	286	461	663	1,173
Total DD&A expense	$32,478	$27,214	$82,849	$65,915
DD&A expense increased by $5.3 million and $16.9 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to higher production volumes.

Impairments of Oil and Natural Gas Properties
There was no impairment loss during the three and nine months ended September 30, 2026. There was no impairment loss during the three months ended September 30, 2025, while the Company recognized a non-cash impairment loss on proved properties of $1.2 million during the nine months ended September 30, 2025, which related to a decrease in fair value of certain properties in New Mexico outside of the Company's core acreage in the Red Lake field.
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
Total G&A expense increased by $0.3 million and $5.7 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to increased headcount, resulting in higher compensation expense, including stock-based compensation.
Transaction Costs
Transaction costs represent costs incurred on successful or unsuccessful commercial transactions, business combinations or unsuccessful asset acquisitions. Transaction costs were minimal for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, transaction costs of $2.8 million and $4.7 million, respectively, primarily related to the Silverback Acquisition.
Interest Expense, net
Interest expense, net decreased by $2.9 million and $3.6 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to lower interest rates on the Credit Facility and a lower principal balance on the Senior Notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Settlements on derivative contracts	$(28,195)	$2,263	$(76,080)	$8,529
Non-cash gain (loss) on derivatives	(71,643)	(343)	(117,493)	6,261
Gain (loss) on derivatives, net	$(99,838)	$1,920	$(193,573)	$14,790
Cash gains or losses on settled derivative contracts related to contracts that settle during the period and are a function of the difference in settled versus contractual prices and the associated volumes for each underlying commodity. Non-cash gains or losses on derivatives relate to unsettled contracts and are a function of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities relative to contractual pricing and the associated volumes for each underlying commodity for our derivative contracts outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Current income tax (benefit) expense	$2,268	$(1,514)	$2,388	$13,389
Deferred income tax (benefit) expense	(3,147)	6,331	1,778	9,371
Total income tax (benefit) expense	$(879)	$4,817	$4,166	$22,760

Effective income tax rate	26.8%	20.5%	22.3%	22.7%
The increase in the effective tax rate during the three months ended September 30, 2026, was primarily due to the marginal well credit benefit recognized during the quarter following the release of the applicable 2026 credit rate by the Internal Revenue Service in July 2026, as well as a lower level of pretax income (loss) resulting from unrealized derivative losses. The tax credit benefit was recognized against a pretax loss for the quarter, resulting in a disproportionate impact on the effective tax rate relative to periods with higher pretax income.
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
Working Capital
Working capital represents the funds available to meet day-to-day operational needs and is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements is driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for expansion activity, and the timing of debt maturities. Our working capital fluctuates as our drilling and completion activity changes with periods of higher and lower activity. We utilize our Credit Facility and cash on hand to manage the timing of cash flows and fund short-term working capital deficits. At September 30, 2026, we had $285 million of undrawn capacity under our Credit Facility. The following table presents the components of working capital:

	September 30,
	2026	2025
	(In thousands)
Current Assets:
Cash	$26,833	$16,459
Accounts receivable, net	92,010	41,080
Prepaid expenses	3,591	2,378
Inventory	5,305	8,901
Current derivative assets	89	10,566
Total Current Assets	$127,828	$79,384
Current Liabilities:
Accounts payable	$36,025	$12,155
Accrued liabilities	52,475	30,829
Revenue payable	91,447	52,879
Current derivative liabilities	85,481	—
Current portion of long-term debt	20,000	20,000
Other current liabilities	24,016	11,445
Total Current Liabilities	$309,444	$127,308
Working Capital Deficit	$(181,616)	$(47,924)
Our working capital deficit increased by $134 million primarily due to higher working capital required to fund our drilling program, revenue payable from higher oil prices and changes in our derivative assets and liabilities.
Cash Flows
The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$221,979	$147,671
Net cash used in investing activities	$(169,849)	$(212,829)
Net cash provided by (used in) financing activities	$(43,186)	$68,493
Operating Activities
Net cash flows provided by operating activities were $222.0 million for the nine months ended September 30, 2026, compared to $147.7 million for the nine months ended September 30, 2025, and primarily consisted of the following:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Total revenues, net	$480,934	$294,703
Operating expenses(1)	$(146,605)	$(113,487)
Advances from joint interest owners	$8,204	$(9,237)
Settlements on derivative contracts	$(76,080)	$8,529
Interest paid, net of capitalized interest	$(16,976)	$(21,072)
Income tax liabilities paid	$(25,335)	$(16,184)
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
Investing Activities

Net cash flows used in investing activities were $169.8 million for the nine months ended September 30, 2026, compared to $212.8 million for the nine months ended September 30, 2025, and primarily consisted of the following:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Additions to oil and natural gas properties	$(162,027)	$(55,230)
Additions to midstream property and equipment(1)	$(1,545)	$(20,428)
Net assets acquired in business combination	$—	$(117,827)
Acquisitions of oil and natural gas properties	$(5,339)	$(2,161)
Proceeds from divestitures	$8,206	$—
Contributions to equity method investment	$(8,500)	$(14,750)
_____________________
(1)These additions and corresponding assets were sold as part of the sale of our midstream assets to Targa in 2025.
Capital expenditures for oil and natural gas properties increased by $106.8 million due to an increase in drilling and completion activity and an increase in infrastructure investments. Net assets acquired in business combination related to the Silverback Acquisition, which closed on July 1, 2025.
Financing Activities
Net cash flows used in financing activities were $43.2 million for the nine months ended September 30, 2026, compared to net cash flows provided by financing activities of $68.5 million for the nine months ended September 30, 2025, and primarily consisted of the following:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Proceeds from Credit Facility, net	$5,000	$110,000
Repayments of Senior Notes	$(15,000)	$(15,000)
Payment of cash dividends	$(25,439)	$(24,840)
Repurchase of common shares	$(4,902)	$—
Repurchase of common shares for tax withholding and other	$(2,008)	$(1,424)
Proceeds from our Credit Facility in 2025 were primarily used to fund the Silverback Acquisition. The Company had repurchases of common shares of $5 million during 2026 under the Repurchase Program.
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
The Credit Facility and Senior Notes had a principal balance of $115 million and $130 million, respectively, as of September 30, 2026.
See further discussion in Note 10 - Long-Term Debt and Note 16 - Subsequent Events for additional information.

Dividends
For the nine months ended September 30, 2026, the Company recognized quarterly dividends totaling approximately $26.1 million, with $25.4 million paid in cash and $0.7 million accrued for the holders of unvested restricted stock awards.
Contractual Obligations
As of September 30, 2026, the Company had a remaining volume commitment that expires the earlier of achieving a specified quantity of cumulative volumes delivered or by the contract expiration date in 2031 with Targa, formerly Stakeholder Midstream, LLC, in Texas. The Company also had natural gas delivery commitments under the Second A&R Tolling Agreement and a remaining equity commitment under the Second Amendment to the A&R LLC Agreement to fund our portion of the capital budget for the RPC Power joint venture. The Company also entered into the A&R Gas Purchase Agreement that required an acreage dedication and a minimum volume commitment to Targa for a significant portion of our natural gas production in New Mexico. This agreement commenced in October of 2026. In addition, the Company entered into the Waterbridge Agreement, which includes minimum produced water volume commitments for a portion of our New Mexico operations and was placed in service in September 2026. See Note 15 - Commitments and Contingencies for additional information.
Critical Accounting Estimates
The Company's critical accounting estimates are described in "Critical Accounting Estimates" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report. The accounting estimates used in preparing our interim condensed consolidated financial statements for the nine months ended September 30, 2026, are the same as those described in the 2025 Annual Report.

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
For the nine months ended September 30, 2026, oil and natural gas sales, net was $480.9 million, excluding any effect of our derivative contracts. Oil and natural gas sales, net would have increased or decreased by approximately $62.2 million if there was a 10% change in index pricing. As of September 30, 2026, the fair value of our oil and natural gas derivative contracts was a net liability of $93 million. A 10% change in the forward curves associated with our oil and natural gas derivative contracts would have changed our net position by approximately $47 million.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, under the headings "Part I, Item 1 and 2. Business and Properties," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1A. Risk Factors" and in "Part II, Item 1A. Risk Factors" of our subsequently filed Quarterly Reports should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those that were described in the Company's 2025 Annual Report and subsequently filed Quarterly Reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In December 2025, our Board of Directors approved the Repurchase Program authorizing the repurchase of up to $100 million of our common stock from time to time over a period of 24 months, including through open market purchases, through block trades, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The Repurchase Program does not obligate us to purchase any common stock and may be suspended, modified, extended or discontinued by the Board at any time. No shares were purchased under the Repurchase Program during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 177,408 shares were purchased, for $4.9 million at a weighted average price of $27.61 per share. The remaining repurchase authority under the Repurchase Program at September 30, 2026, was $95 million.
We also receive shares from employees for the payment of personal income tax withholding upon vesting of stock-based compensation transactions. The acquisition of the surrendered shares is not part of our Repurchase Program to repurchase shares of our common stock. Any shares repurchased by the Company for personal tax withholdings are immediately retired upon repurchase.
Our common stock repurchase activity during the third quarter of 2026 was as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 31	4,151	$32.32	—	$95,101,692
August 31	—	$—	—	$95,101,692
September 30	—	$—	—	$95,101,692
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Amended and Restated Credit Agreement
On October 29, 2026, Riley Exploration Permian, Inc. (the "Company"), as parent guarantor, and its wholly-owned subsidiary, Riley Exploration – Permian, LLC (the "Borrower"), entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") with Truist Bank, as administrative agent and issuing bank, and the lenders party thereto. The A&R Credit Agreement amends and restates in its entirety the Company's Credit Agreement dated as of September 28, 2017 (as previously amended, the "Prior Credit Agreement"). Obligations outstanding under the Prior Credit Agreement continue under the A&R Credit Agreement and were not discharged.
Among other things, the A&R Credit Agreement increases the borrowing base to $450 million from $425 million and the aggregate elected commitments to $450 million from $400 million with an aggregate maximum credit amount of $1.0 billion, extends the maturity date from December 2028 to October 2030, and reduces the tenor for required hedges under the rolling hedging requirement to 18-months from 24-months.
Borrowings under the A&R Credit Agreement remain secured by substantially all of the Company's and its subsidiaries' oil and natural gas properties and other assets, and remain guaranteed by the Company. As of October 29, 2026, the Borrower had $245 million of borrowings outstanding under the A&R Credit Agreement, leaving $205 million of availability.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the A&R Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.2	Third Amended and Restated Bylaws of Riley Exploration Permian, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2022).
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2024).
4.2	Note Purchase Agreement, dated as of April 3, 2023, among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).
4.3	First Amendment to Note Purchase Agreement dated as of December 13, 2024 by and among Riley Exploration - Permian, LLC, as Issuer, Riley Exploration Permian, Inc., as Parent, each of the subsidiaries of the Issuer party thereto as guarantors, each of the holders from time to time party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2024).
10.1*	Amended and Restated Credit Agreement dated as of October 29, 2026, by and among Riley Exploration – Permian, LLC, as borrower, Truist Bank, as administrative agent, and the lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RILEY EXPLORATION PERMIAN, INC.

Date: November 4, 2026	By:	/s/ Bobby Riley
Bobby Riley
Chairman of the Board and Chief Executive Officer

	By:	/s/ Philip Riley
Philip Riley
Chief Financial Officer and Executive Vice President of Strategy